Form 10-K
period 1993-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1994-03-16
CIK 55604

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED] --

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                         COMMISSION FILE NUMBER 1-3919

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 37-0364250
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                 Identification No.)
       5430 LBJ FREEWAY, SUITE 1740
     THREE LINCOLN CENTRE, DALLAS, TX                     75240-2697
 (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (214) 458-0028

          Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                       ON WHICH REGISTERED
           -------------------                     -----------------------
        COMMON STOCK, $1 PAR VALUE                 NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.     Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 1, 1994, 5,592,751 shares of common stock were outstanding. The aggregate market value of the 2,180,468 shares of voting stock held by nonaffiliates of the Registrant, as of such date, was approximately $25.6 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Keystone Consolidated Industries, Inc. ("Keystone" or the "Company"), incorporated in Delaware in 1955, is the successor to Keystone Steel & Wire Company, which was founded in 1889. The Company is a diversified manufacturer of carbon steel rod, wire and a wide range of wire products for a variety of end uses. The Company's operations are conducted by four divisions, Keystone Steel & Wire, Keystone Fasteners, Sherman Wire ("Sherman") and KeyWest Wire, and two wholly-owned subsidiaries, Wire Products Company and Sherman Wire of Caldwell, Inc. Keystone owns and operates five plants in Illinois, Texas, Arkansas and Wisconsin and leases one distribution facility in California. Product distribution is concentrated primarily in the midwestern and southwestern regions of the United States.

     At December 31, 1993, Contran Corporation ("Contran") held, directly or indirectly, approximately 62% of the Company's outstanding common stock. All of Contran's outstanding common stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, Chairman of the Board and Chief Executive Officer of Contran, may be deemed to control Contran and the Company.

MANUFACTURING AND DISTRIBUTION

     The Company's manufacturing operations consist of a steel mill, a carbon steel rod mill and five wire and wire product fabrication facilities. The steel mill, rod mill and the Company's largest wire facility are located in Peoria, Illinois. The manufacturing process commences in the steel mill with scrap steel being loaded into an electric arc furnace and converted into molten steel. The molten steel is then transferred by ladle into a six-strand continuous casting machine that produces five-inch square strands that are cut to predetermined lengths, referred to as billets. These billets, along with any billets purchased from outside suppliers, are then transferred to the adjoining on-site rod mill.

     Upon entering the rod mill, the billets pass through a computer-controlled, multi-zone recuperative reheat furnace. The heated billets are fed into the rolling line, where they pass through various finishing stands during the rod production process. After rolling, the rod is coiled and control cooled and then passed through inspection stations for metallurgical, surface and diameter checks. Finished coils are compacted and banded, and then either transferred to the Company's fabrication facilities for processing into wire, nails and other wire products or shipped to rod customers.

     While the Company does not maintain a significant "shelf" inventory of finished rod, it generally does have on hand approximately a one-month supply of wire products inventory which enables the Company to respond to customer orders and shifts in product demand.

     The Company operates production facilities utilizing approximately 2.5 million square feet for manufacturing and office space, approximately 85% of which is located at Peoria, Illinois. The Company also leases 121,000 square feet of warehouse and office space in California.

PRODUCTS AND MARKETS

     The Company produces carbon steel rod, wire and a wide range of wire products for agricultural, industrial, construction, commercial, original equipment manufacturers ("OEM") and retail consumer markets.

     Carbon Steel Rod. The Company produces carbon steel rod at its Peoria rod mill. In 1993, approximately 53% of the rod manufactured by the Company was used internally at the Company's five wire mills and fabrication facilities and approximately 47% was sold directly to producers of construction products, wire and wire products, including products similar to those manufactured by the Company. The Company believes its ability to internally convert a large portion of its rod production into a wide variety of wire and wire products provides significant opportunities for improving margins and enhances marketing flexibility, compared to non-integrated or single product rod producers. Sales of carbon steel rod were $84.1 million in 1991, $82.4 million in 1992 and $99.9 million in 1993.

     Drawn Carbon Steel Wire. The Company believes it is one of the largest manufacturers of carbon steel wire in the United States. At its Peoria, Sherman and Caldwell plants, the Company produces custom-drawn carbon steel wire in a variety of gauges, finishes and packages for industrial fabrication and OEM customers. The Company's drawn wire is used by these customers in the production of a broad range of finished goods including nails, coat hangers, barbecue grills, air conditioners, tools, refrigerators and other appliances. Sales of drawn wire were $47.5 million in 1991, $55.2 million in 1992 and $67.8 million in 1993.

     Fencing and Related Wire Products. The Company believes it is a leading supplier in the United States of agricultural fencing, barbed wire, stockade panels and a variety of welded and woven wire mesh, fabric and netting for agricultural, construction and industrial applications through farm supply distributors, hardlines merchandisers and building and industrial materials distributors. Many of these fencing and related wire products are marketed under the Company's RED BRAND(R) label. As part of its marketing strategy, the Company designs merchandise packaging, product supportive literature and point-of-purchase displays for marketing of many of these products to the retail consumer market. Sales of fencing and related wire products were $96.2 million in 1991, $101.9 million in 1992 and $102.2 million in 1993.

     Construction Products. The Company manufactures products for residential and commercial construction, including nails, pipe reinforcing fabric, rebar ty wire, stucco netting and reinforcing building fabric. The primary customers for these products are construction contractors and building materials distributors. The Company sells most of its nails through PrimeSource, Inc., one of the largest nail distributors in the United States, under the latter's Grip-Rite(R) label. Sales of construction products were $74.3 million in 1991, $76.8 million in 1992 and $75.3 million in 1993.

INDUSTRY AND COMPETITION

     The carbon steel rod, wire and wire products industries in the United States are highly competitive and are comprised primarily of several large mini-mill rod producers, many small independent wire companies and a few large diversified rod and wire producers, such as the Company. Foreign steel and wire producers also compete with the Company and other domestic producers. Since carbon steel rod is a commodity steel product, price is the primary competitive factor. Competition in the wire and fabricated wire product categories is based primarily on price, delivery performance, product quality, service, and brand name preference.

     Although some economic conditions affecting the domestic steel industry have improved in recent years, many problems remain unresolved. Worldwide overcapacity continues to exist. The Voluntary Restraint Agreements, negotiated in the mid-80's by the United States government with foreign governments to curtail steel imports, expired in March 1992. Since that time, imports of wire rod and certain wire products have increased approximately 20%.

     The domestic carbon steel rod industry experienced a consolidation of operations over the past decade, as large integrated steel producers disposed of or, to a significant degree, discontinued their carbon steel rod and wire operations. Some of this capacity was replaced by the capacity of domestic mini-mills and foreign producers. The mini-mills are typically modern, relatively small and low cost steel rod producers that, like the Company, make steel from scrap with the electric arc furnace process. The Company also competes with many small independent wire companies who purchase rod from domestic and foreign sources. The Company believes that, as one of the few domestic diversified rod and wire producers, it is well positioned to compete effectively with non-diversified rod producers and wire companies. This is due to its broad range of fabricated wire products, its diverse geographic and product markets, and its low cost internal supply of steel rod.

     The Company also believes its facilities are well located to serve markets throughout the continental United States, with principal markets located in the midwestern and southwestern regions. Close proximity to its customer base provides the Company with certain advantages over foreign and certain domestic competition by reducing its shipping costs and allowing improved customer service and shortened delivery times. The Company believes higher transportation costs and the lack of local distribution centers tends to limit foreign producers' penetration of the Company's principal rod, wire and wire products markets, but there can be no assurance this will continue to be the case.

ENVIRONMENTAL MATTERS

     The Company's production facilities are affected by a variety of environmental laws and regulations, including laws governing the discharge of water pollutants and air contaminants, the generation, transportation, storage, treatment and disposal of solid wastes and hazardous substances and the handling of toxic substances, including certain substances used or generated by the Company's manufacturing operations. Many of these laws and regulations require permits to operate the facilities to which they pertain. Denial, revocation, suspension or expiration of such permits could impair the ability of the affected facility to continue operations.

     Environmental legislation and regulations have changed rapidly in recent years and it is likely that the Company will be subject to increasingly stringent environmental standards in the future. See Item 7 -- "Management's Discussion And Analysis Of Financial Condition And Results Of
Operations -- Liquidity and Capital Resources" regarding capital expenditures expected to be incurred in 1994 for environmental related items.

     Information in Note 14 to the Consolidated Financial Statements is incorporated herein by reference.

RAW MATERIALS AND ENERGY

     The principal raw material used in the Company's operations is scrap steel, which currently is readily available. The Company's Peoria steel mill is located close to numerous sources of high density automobile, industrial and railroad scrap. The purchase of scrap steel is highly competitive and its price volatility is influenced by periodic shortages, freight costs, weather, speculation by scrap brokers and other conditions beyond the control of the Company. The cost of scrap can vary significantly and product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of large increases in scrap prices. See Item 7 -- "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

     The Company's manufacturing processes also consume large amounts of energy in the form of electricity and natural gas. The Company purchases its electrical energy for its Peoria plant from a regulated utility under an interruptible service contract which provides for more economical electricity rates.

PATENTS AND TRADEMARKS

     The Company has registered the trademark "RED BRAND" for field fence and related products. The "RED BRAND" trademark has been widely advertised and, in management's opinion, enjoys high levels of market recognition and brand preference. The Company maintains other trademarks for various products which have been promoted in their respective markets. While the Company owns one patent relating to product packaging, the loss of such would not have a material adverse effect on the financial condition of the Company.

EMPLOYMENT

     The Company currently employs approximately 1,900 persons, of whom approximately 1,200 are represented by the Independent Steel Workers Alliance ("ISWA") at its Peoria, Illinois facilities and approximately 150 are represented by the International Association of Machinists and Aerospace Workers (Local 1570) ("IAMAW") at its Sherman, Texas facilities. The current collective bargaining agreement with the ISWA expires in May 1996 and the Sherman collective bargaining agreement with the IAMAW expires in February 1997. The Company believes its labor relations are satisfactory.

CUSTOMERS

     The Company is not dependent upon a single customer or a few customers, the loss of any one, or a few, of which would have a material adverse effect on its business.

ORDER BACKLOG

     The Company's backlog of unfilled cancelable purchase orders, for delivery within generally three months, approximated $23 million and $33 million at December 31, 1992 and 1993, respectively. The Company does not believe that backlog is a significant factor in its business.

ITEM 2. PROPERTIES.

     The Company's principal executive offices are located in approximately 3,000 square feet of leased space at 5430 LBJ Freeway, Dallas, Texas 75240-2697.

     See Item 1 -- "Business" for a description of the Company's manufacturing and distribution facilities. In management's opinion, the Company's facilities represent an adequate resource for the purpose for which they are intended and are suitable for the manufacture and sale of carbon steel rod, wire and wire products.

     Production facilities (with the exception of certain leased equipment) are owned by the Company and collateralize a revolving line of credit and certain long-term debt and pension obligations.

     The current estimated annual capacity of the rod mill is approximately 750,000 tons; however, rod production is restricted by the Company's steel making operations, which have an annual productive capacity of approximately 655,000 tons. From time to time the Company purchases billets from other suppliers, resulting in increased utilization of the rod mill. The Company purchased 106,000 tons of billets in 1993 and the rod mill operated at approximately 95% of capacity. The Company will purchase billets in 1994; however, the amounts purchased will depend on price and other market conditions. Based on the Company's 1994 operating plan, which anticipates purchasing 72,000 tons of billets, the rod mill is expected to operate at approximately 94% of estimated total capacity in 1994.

     The estimated current annual wire and wire products capacity is approximately 539,000 tons. Utilization of the Company's annual wire and wire products productive capacity was 70% in 1991, 72% in 1992 and 77% in 1993.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in various legal proceedings. Information required by this Item is included in Note 14 to the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Keystone's common stock is listed and traded on the New York Stock Exchange (symbol: KES). The number of holders of record of the Company's common stock as of February 25, 1994 was 1,250. The following table sets forth the high and low sales prices of the Company's common stock for the calendar years indicated, according to published sources.

                                                                    HIGH         LOW
                                                                   ------       ------
        1993
          First quarter..........................................  $10.88       $ 9.38
          Second quarter.........................................   12.25         8.50
          Third quarter..........................................   10.38         7.75
          Fourth quarter.........................................   11.00         8.75
        1992
          First quarter..........................................  $13.50       $10.75
          Second quarter.........................................   12.63        10.38
          Third quarter..........................................   12.25        10.63
          Fourth quarter.........................................   12.50         9.00

     No cash dividends have been paid since 1977. The Company is subject to certain loan covenants that restrict its ability to pay dividends, including a prohibition against the payment of dividends without lender consent under its commercial revolving credit facility.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Item
7 -- "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1989       1990       1991       1992       1993
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income statement data:
  Net sales.................................  $297,887   $302,477   $302,132   $316,251   $345,186
  Gross profit..............................    33,979     37,792     37,454     37,443     32,521
  Interest expense..........................     6,839      5,427      4,322      3,036      6,575
  Income from continuing operations.........  $  8,082   $  8,328   $  9,769   $  5,146   $    749
  Discontinued operations...................        --     (1,320)        --         --         --
  Extraordinary items(C)....................     3,967      3,146      3,502         --         --
  Cumulative effect of changes in accounting
     principles(A)..........................        --         --         --    (69,949)        --
                                              --------   --------   --------   --------   --------
          Net income (loss).................  $ 12,049   $ 10,154   $ 13,271   $(64,803)  $    749
                                              --------   --------   --------   --------   --------
                                              --------   --------   --------   --------   --------
Per share data:
  Income (loss) per common and common
     equivalent share(B):
     Continuing operations..................  $   1.46   $   1.48   $   1.75   $    .92   $    .14
     Discontinued operations................        --       (.24)        --         --         --
     Extraordinary items(C).................       .72        .56        .62         --         --
     Cumulative effect of changes in
       accounting principles(A).............        --         --         --     (12.53)        --
                                              --------   --------   --------   --------   --------
          Net income (loss).................  $   2.18   $   1.80   $   2.37   $ (11.61)  $    .14
                                              --------   --------   --------   --------   --------
                                              --------   --------   --------   --------   --------
  Cash dividends declared...................  $     --   $     --   $     --   $     --   $     --
                                              --------   --------   --------   --------   --------
                                              --------   --------   --------   --------   --------
Balance sheet data (at year end):
  Total assets..............................  $173,562   $179,525   $182,077   $202,109   $206,654
  Notes payable and current long-term
     debt...................................    19,596     27,383     23,406     23,741      8,148
  Long-term debt............................    21,358     17,539     13,884     10,744     19,042
  Noncurrent accrued pension cost...........    44,531     68,335     55,462     51,638     60,102
  Noncurrent accrued OPEB cost..............     4,674      3,929      3,109     93,727     96,336
  Stockholders' equity (deficit)............    25,437     10,947     27,149    (39,036)   (50,908)

- ---------------

(A) Relates to adoption of Statement of Financial Accounting Standards ("SFAS") No. 106 -- "Postretirement Benefits Other Than Pensions" ("OPEB") and SFAS No. 109 -- "Employers' Accounting for Income Taxes."

(B) Fully diluted net income per common and common equivalent share in 1989 was $2.17. For the other years presented, primary and fully diluted net income per common and common equivalent share were the same. See Note 1 to the Consolidated Financial Statements.

(C) Extraordinary items relate to income tax benefits resulting from utilization of loss carryforwards. Subsequent to adoption of SFAS No. 109 in 1992 such items are not classified as extraordinary items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating, investing and financing activities are summarized below.

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                1991         1992        1993
                                                               -------     --------     -------
                                                                        (IN THOUSANDS)
Net cash provided (used) by:
  Operating activities:
     Net income (loss).......................................  $13,271     $(64,803)    $   749
     Depreciation............................................    9,996       10,525      11,084
     Noncash OPEB cost.......................................       --        3,207       2,195
     Cumulative effect of changes in accounting principles...       --       69,949          --
     Other, net..............................................       14          239      (1,078)
     Changes in assets and liabilities, net..................   (6,523)      (9,044)      1,649
                                                               -------     --------     -------
                                                                16,758       10,073      14,599
                                                               -------     --------     -------
  Investing activities:
     Capital expenditures....................................   (9,271)      (7,459)     (7,349)
     Other, net..............................................      123          191         505
                                                               -------     --------     -------
                                                                (9,148)      (7,268)     (6,844)
                                                               -------     --------     -------
  Financing activities:
     Net borrowings (repayments).............................   (7,632)      (2,805)     (7,295)
     Issuance (repurchase) of common stock...................       22           --        (460)
                                                               -------     --------     -------
                                                                (7,610)      (2,805)     (7,755)
                                                               -------     --------     -------
     Net cash provided (used) by operating, financing and
       investing activities..................................  $    --     $     --     $    --
                                                               -------     --------     -------
                                                               -------     --------     -------

     In addition to earnings being higher in 1991 than in either 1992 or 1993, fluctuations in cash flow from operations were impacted by changes in relative levels of assets and liabilities, including levels of pension contributions in each year. Pension contributions approximated $12 million in 1991, $20 million in 1992, and $15 million in 1993. The 1993 pension contributions included a $2.3 million payment to the pension plans in order to avoid a second tier excise tax related to an adverse May 1993 U.S. Supreme Court decision (see Note 14 to the Consolidated Financial Statements). The minimum required pension contributions in 1994 are currently estimated to be approximately $14 million.

     In December 1993, the Company entered into a new $20 million term loan with the financial institution that also provides the Company's $35 million revolving credit facility. The new term loan bears interest at the prime rate plus 1% and is due through 1996. The Company used $6.8 million of the proceeds to prepay the Company's prior term loan, which bore interest at the prime rate plus 2.5%, and the balance of the proceeds was applied to reduce outstanding revolving borrowings. This refinancing contributed significantly to the Company's increase in working capital at December 31, 1993 compared to the end of 1992.

     The amount of available borrowings under the Company's $35 million commercial revolving credit facility, which expires December 31, 1996, is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Additional available borrowings under the revolving credit facility were $30.7 million at December 31, 1993.

     Capital expenditures are currently estimated to be approximately $18 million in 1994, including approximately $2.1 million for environmentally related items. A significant portion of the increase in 1994 capital expenditures over the prior two years relates to upgrades of production equipment and information systems at the Company's Peoria, Illinois facility.

     Reference is made to Note 14 to the Consolidated Financial Statements for a description of certain environmental matters relating to the Peoria facility.

     Due to the continuing escalation of costs of employee health care benefits, the Company continues to monitor its numerous employee health and welfare benefits plans and has implemented various plan modifications during 1993 which provide certain cost savings, including a more equitable sharing of health care costs for both retirees and active employees.

     Effective December 31, 1993, due primarily to the continued general decline in interest rates, the Company changed the discount rate used in determining the actuarial present values of its pension obligations from 9.5% to 7.5%. This change resulted in, among other things, an increase in the Company's noncurrent pension cost liability and a charge to stockholders' deficit. Variances from actuarially assumed rates, including the rate of return on pension plan assets, will continue to result in additional increases or decreases in these accounts, as well as deferred taxes, pension expense and funding requirements in future periods. See Note 7 to the Consolidated Financial Statements.

     Effective December 31, 1993, the Company also changed the discount rate used in determining the actuarial present value of its "OPEB" obligations from 9.5% to 7.5%. Such change in the discount rate does not impact the Company's cash flows, as payments for OPEB costs continue to be made when incurred.

     At December 31, 1993, the Company has recorded net deferred tax assets of $33.5 million, which amount is net of a valuation allowance of $30 million. Approximately $8.7 million of the Company's deferred tax debits relate to net operating loss and alternative minimum tax credit carryforwards which are expected to be utilized in the next few years (since returning to profitability in 1989, following completion of its rod mill modernization and disposal of its unprofitable fasteners and plastics business, the Company has realized almost $4 million of net tax benefits from losses accumulated in prior years and no carryforwards have expired). The remainder of the Company's gross deferred tax debits related primarily to expenses, principally OPEB and pensions, that have been accrued for financial reporting purposes but have not yet been paid or become deductible for income tax purposes. While the Company currently expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of these future tax deductions, considering all factors believed to be relevant, including the Company's recent profitability, its expected future near-term levels of profitability, and the fact that accrued OPEB and pension expenses will become deductible over an extended period of time and require the Company to generate significant future taxable income, the Company believes that a portion of the gross deferred tax assets may not currently meet a "more likely than not" realizability test and, accordingly, the Company has provided a deferred tax valuation allowance. The Company will continue to monitor and evaluate the need for, and amount of, a deferred tax valuation allowance and will in the future, after considering all factors believed to be relevant, make appropriate adjustments in such allowance.

     The Company incurs significant ongoing costs for plant and equipment and substantial employee pension and medical benefits for current and retired employees which leave the Company vulnerable to business downturns and increases in costs. In order to meet its financial obligations, the Company has reduced controllable costs, modified product mix, acquired and disposed of businesses, refinanced certain indebtedness, and raised additional equity capital. The Company will continue to evaluate the need for similar actions or other measures in the future in order to meet its obligations.

     For 1994, management has budgeted profitable results of operations with sufficient cash flows from operations and financing activities to meet its anticipated operating needs. This budget is based upon management's assessment of various financial and operational factors including, but not limited to, assumptions relating to product shipments, product mix and selling prices; production schedules; productivity rates; raw materials, electricity, labor, employee benefits and other fixed and variable costs; working capital requirements; interest rates; repayments of long-term debt; capital expenditures; and available borrowings under the Company's revolving credit facility. However, potential liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes beyond present accruals, any significant increases in the required minimum fundings to the Company's pension funds or in the cost of providing medical coverage to active and retired employees could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, any significant decline in the Company's markets or market share, any inability to maintain satisfactory billet and rod production levels, or any other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing. See
Note 14 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The Company's continuing operations are the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, OEM and retail consumer markets.

     During 1993, the Peoria steel and rod mills increased production of billets by approximately 2% (644,000 tons compared to 632,000 tons) and steel rod by approximately 9% (715,000 tons compared to 655,000 tons) over the production for 1992. From time to time the Company purchases billets from other suppliers resulting in increased utilization of the rod mill. The Company purchased 72,000 tons, 41,000 tons and 106,000 tons of billets in 1991, 1992 and 1993, respectively.

     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                                                      YEARS ENDED DECEMBER 31,
                                                                      -------------------------
                                                                      1991      1992      1993
                                                                      -----     -----     -----
Net sales...........................................................  100.0%    100.0 %   100.0%
Cost of goods sold..................................................   87.6      88.2      90.6
                                                                      -----     -----     -----
  Gross profit......................................................   12.4      11.8       9.4
Selling, general and administrative expenses........................    6.3       8.3       7.4
Other income........................................................     .2        --        .2
                                                                      -----     -----     -----
  Income before interest expense and income taxes...................    6.3       3.5       2.2
Interest expense....................................................    1.4        .9       1.9
                                                                      -----     -----     -----
  Income before income taxes........................................    4.9       2.6        .3
Provision for income taxes..........................................    1.7       1.0        .1
                                                                      -----     -----     -----
  Income from continuing operations.................................    3.2       1.6        .2
Extraordinary items.................................................    1.2        --        --
Cumulative effect of changes in accounting principles...............     --     (22.1)       --
                                                                      -----     -----     -----
          Net income (loss).........................................    4.4%    (20.5)%      .2%
                                                                      -----     -----     -----
                                                                      -----     -----     -----

YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

  NET SALES

     Net sales were $302.1 million in 1991, $316.3 million in 1992 and $345.2 million in 1993. During 1993, tons of rod sold increased 12% (337,000 tons compared to 302,000 tons), while tons of wire and wire products sold increased 8% (414,000 tons compared to 383,000 tons). Of the 8% increase in wire and wire product tonnage, wire tonnage increased 26% and wire products tonnage decreased 2%. Wire is generally sold at a lower selling price per ton than wire products. In 1993, selling prices of wire and wire products increased approximately 2% and selling prices of rod increased approximately 9% compared to 1992 prices.

     During 1992, tons of rod sold were comparable to 1991 (302,000 tons compared to 301,000 tons), while tons of wire and wire products sold increased 7% (383,000 tons compared to 359,000 tons) compared to 1991. Of the 7% increase in wire and wire product tonnage, wire tonnage increased 16% and wire products tonnage increased 2%. Sales attributable to the KeyWest Wire division (acquired in May 1991) during the first four months of 1992 were $5.9 million and 6,000 tons of wire and wire products. The Company sold for export 26,000 tons and 4,000 tons of rod during 1991 and 1992, respectively. In 1992, selling prices of wire and wire products decreased approximately 1% and selling prices of rod decreased approximately 3% compared to 1991 prices.

  GROSS PROFIT

     Gross profit was $37.5 million in 1991, $37.4 million in 1992 and $32.5 million in 1993. Gross profit in 1993, as a percentage of net sales, declined 2.4% from 1992 due primarily to significantly higher scrap steel costs. The purchase of scrap steel is highly competitive and its price volatility is influenced by periodic shortages, freight costs, weather, speculation by scrap brokers and other conditions largely beyond the control of the Company. The cost of scrap can vary significantly and product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of large increases in scrap prices. Scrap prices rose by approximately 50% during 1993 and, despite increasing certain product selling prices five times during 1993, these significant cost increases could not be immediately recovered which adversely affected the Company's 1993 gross profit margins. While gross profit in 1993 was aided by higher product selling prices, increased tons of product sold and lower rod conversion costs, it was also negatively impacted by approximately $2.3 million of additional environmental costs related to the inadvertent processing of some contaminated scrap steel. See Note 14 to the Consolidated Financial Statements.

     Gross profit in 1992, as a percentage of net sales, declined slightly from 1991 due to lower selling prices and higher health care costs, including increased costs due to the adoption of SFAS 106, partially offset by lower pension costs, an increase in the tons of wire and wire products sold and lower raw material and rod conversion costs. Gross profit in 1992 was also negatively impacted by $1 million related to the inadvertent processing of some contaminated scrap steel.

     Although the Company's primary energy source is purchased coal-generated electricity, gross profit can also be adversely affected by the volatility in the price of oil and natural gas resulting in increased energy, transportation, freight, scrap and supply costs. The Company cannot predict if it would be able to recover any such cost increases through higher product selling prices or improved production efficiencies.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $18.9 million in 1991, $26.1 million in 1992 and $25.3 million in 1993. The 1993 decrease in selling, general and administrative expenses resulted primarily from a decrease of approximately $3.7 million in expenses related to environmental issues offset by increased expenses of $3.2 million related to excise taxes due to the adverse May 1993 U.S. Supreme Court decision. See Note 14 to the Consolidated Financial Statements.

     Almost 70% of the $7.2 million increase in 1992 related to environmental issues, including a $3.5 million fourth quarter revision of previous estimates of the costs for closure of certain inactive waste disposal units at

Peoria. Higher medical and insurance costs, along with a full year of operating expense of the KeyWest Wire division acquired in May 1991, also contributed to the increase in 1992.

  OTHER INCOME

     Other income in 1993 primarily represents rental income and gain on sale of fixed assets. Other income in 1991 included interest on an installment note, which was paid in full during 1992, from one of the Company's largest customers.

  INTEREST EXPENSE

     Interest expense increased by $3.5 million in 1993 and includes $3.9 million related to the adverse May 1993 U.S. Supreme Court decision. See Note 14 to the Consolidated Financial Statements.

     Interest expense declined in 1992 due principally to lower interest rates and lower average borrowing levels.

  INCOME TAXES

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 5 to the Consolidated Financial Statements. The Company's net current taxes payable result primarily from the alternative minimum tax. The Company's deferred tax position at December 31, 1993 is explained in Note 5 to the Consolidated Financial Statements and in "Liquidity and Capital Resources" above.

 EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

     See Notes 5 and 10, respectively, to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information called for by this Item is contained in a separate section of this report. See Index of Financial Statements and Financial Statement Schedules on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to disclosure provided under the captions "Election of Directors" and "Executive Officers" in Keystone's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "Keystone Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to disclosure provided under the caption "Executive Compensation" in the Keystone Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to disclosure provided under the caption "Security Ownership" in the Keystone Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to disclosure provided under the caption "Certain Business Relationships and Related Transactions" in the Keystone Proxy Statement. See also Note 11 to the Consolidated Financial Statements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)(1),(2)  The Index of Consolidated Financial Statements and Financial Statement
                Schedules is included on page F-1 of this report.
    (a)(3)      Exhibits
                Included as exhibits are the items listed in the Exhibit Index. The Company will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to the Company in furnishing the exhibits. The
                Company agrees to furnish to the Commission upon request copies of any instruments not included herein defining the rights of holders of long-term debt of the Company.

     EXHIBIT NO.                                     EXHIBIT
     -----------                                     -------
           3.1       -- Certificate of Incorporation, as amended and filed with the Secretary of State of Delaware -- incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December
                        31, 1990.
           3.2       -- Bylaws of the Company, as amended and restated May 15,
                        1990 -- incorporated by reference to Exhibit 3.2 to the Company's
                        Annual Report on Form 10-K dated for the year ended December 31,
                        1990.
           4.1       -- Accounts Receivable Financing Agreement and Security Agreement dated
                        December 19, 1986, as amended between the Company and Congress
                        Financial Corporation (Central) -- incorporated by reference to
                        Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.
           4.2       -- Amendment No. 6, dated November 1, 1991 to Accounts Receivable
                        Financing Agreement and Rider No. 1 between the Company and Congress
                        Financial Corporation (Central) dated December 19,
                        1986 -- incorporated by reference to Exhibit 4.2 to the Company's
                        Annual Report on Form 10-K for the year ended December 31, 1991.
           4.3       -- Amendment No. 7, dated January 15, 1993 to Accounts Receivable
                        Financing Agreement and Rider No. 1 between the Company and Congress
                        Financial Corporation (Central) dated December 19, 1986.
           4.4       -- Amendment No. 8, dated December 30, 1993 to Accounts Receivable
                        Financing Agreement and Rider No. 1 between the Company and Congress
                        Financial Corporation (Central) dated December 19, 1986.
           4.5       -- Term Loan and Security Agreement between the Company and Congress
                        Financial Corporation (Central) dated December 30, 1993.
          10.1       -- Intercorporate Services Agreement with Contran Corporation dated as of January 1, 1993.
          21         -- Subsidiaries of the Company.
          23         -- Consent of Coopers & Lybrand.

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated March 15, 1994, thereunto duly authorized.

                                      KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                        (Registrant)

                                              /s/  GLENN R. SIMMONS
                                                   Glenn R. Simmons
                                              Chairman of the Board and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and dated as of March 15, 1994, by the following persons on behalf of the registrant and in the capacities indicated:

               /s/  GLENN R. SIMMONS                          /s/  DAVID E. CONNOR
                    Glenn R. Simmons                               David E. Connor
               Chairman of the Board and                               Director
                Chief Executive Officer
            /s/  J. WALTER TUCKER, JR.                       /s/  RICHARD N. ULLMAN
                 J. Walter Tucker, Jr.                            Richard N. Ullman
              Vice Chairman of the Board                               Director
                /s/  THOMAS E. BARRY                          /s/  HAROLD M. CURDY
                     Thomas E. Barry                               Harold M. Curdy
                        Director                              Vice President -- Finance,
                                                               Treasurer and Principal
                                                                 Financial Officer
                /s/  PAUL M. BASS, JR.                      /s/  BERT E. DOWNING, JR.
                     Paul M. Bass, Jr.                           Bert E. Downing, Jr.
                         Director                              Controller and Principal
                                                                 Accounting Officer
                /s/  DONALD A. SOMMER
                     Donald A. Sommer
                        Director

            KEYSTONE CONSOLIDATED INDUSTRIES, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                            ITEMS 8, 14(A) AND 14(D)

  INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                      PAGE
                                                                                    --------
FINANCIAL STATEMENTS
  Report of Independent Accountants................................................   F-2
  Consolidated Balance Sheets -- December 31, 1992 and 1993........................   F-3
  Consolidated Statements of Operations -- Years ended December 31, 1991, 1992 and
     1993..........................................................................   F-4
  Consolidated Statements of Cash Flows -- Years ended December 31, 1991, 1992 and
     1993..........................................................................   F-5
  Consolidated Statements of Stockholders' Equity (Deficit) -- Years ended December
     31, 1991, 1992 and 1993.......................................................   F-6
  Notes to Consolidated Financial Statements....................................... F-7/F-19
FINANCIAL STATEMENT SCHEDULES
  Schedule V -- Property, Plant and Equipment......................................   S-1
  Schedule VI -- Accumulated Depreciation of Property, Plant and Equipment.........   S-2
  Schedule VIII -- Valuation and Qualifying Accounts...............................   S-3
  Schedule X -- Supplementary Income Statement Information.........................   S-3

     All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Keystone Consolidated Industries, Inc.

     We have audited the consolidated financial statements and the financial statement schedules of Keystone Consolidated Industries, Inc. and Subsidiaries as listed in the Index of Consolidated Financial Statements and Financial Statement Schedules on page F-1 of this Annual Report on Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keystone Consolidated Industries, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Note 10 to the Consolidated Financial Statements, in 1992 the Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes in accordance with Statements of Financial Accounting Standards Nos. 106 and 109, respectively.

                                            COOPERS & LYBRAND

Dallas, Texas
March 11, 1994

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1992 AND 1993
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                           1992         1993
                                                                         --------     --------
Current assets:
  Notes and accounts receivable, net of allowances of $464 and $435....  $ 35,749     $ 38,513
  Inventories..........................................................    36,444       35,544
  Deferred income taxes................................................     4,190        5,437
  Prepaid expenses and other...........................................     1,710        1,257
                                                                         --------     --------
          Total current assets.........................................    78,093       80,751
                                                                         --------     --------
Property, plant and equipment..........................................   216,930      222,601
Less accumulated depreciation..........................................   132,108      141,832
                                                                         --------     --------
          Net property, plant and equipment............................    84,822       80,769
                                                                         --------     --------
Other assets:
  Unrecognized net pension obligation..................................    13,887       12,067
  Deferred income taxes................................................    20,667       28,056
  Notes receivable.....................................................     2,551        1,917
  Other................................................................     2,089        3,094
                                                                         --------     --------
          Total other assets...........................................    39,194       45,134
                                                                         --------     --------
                                                                         $202,109     $206,654
                                                                         --------     --------
                                                                         --------     --------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable and current maturities of long-term debt...............  $ 23,741     $  8,148
  Accounts payable.....................................................    20,733       24,189
  Accounts payable to affiliates.......................................        38          111
  Accrued pension cost.................................................     7,259        9,556
  Accrued OPEB cost....................................................     7,657        7,243
  Other accrued liabilities............................................    17,888       25,119
                                                                         --------     --------
          Total current liabilities....................................    77,316       74,366
                                                                         --------     --------
Noncurrent liabilities:
  Long-term debt.......................................................    10,744       19,042
  Accrued pension cost.................................................    51,638       60,102
  Accrued OPEB cost....................................................    93,727       96,336
  Other................................................................     7,720        7,716
                                                                         --------     --------
          Total noncurrent liabilities.................................   163,829      183,196
                                                                         --------     --------
Stockholders' equity (deficit):
  Preferred stock, no par value; 500,000 shares authorized.............        --           --
  Common stock, $1 par value, 9,000,000 shares authorized; 5,514,685
     shares issued at stated value.....................................     6,244        6,244
  Additional paid-in capital...........................................    18,803       18,803
  Excess of pension cost over unrecognized net pension obligation......   (23,156)     (35,317)
  Accumulated deficit..................................................   (40,796)     (40,047)
  Treasury stock -- 10,550 and 56,550 shares, at cost..................      (131)        (591)
                                                                         --------     --------
          Total stockholders' deficit..................................   (39,036)     (50,908)
                                                                         --------     --------
                                                                         $202,109     $206,654
                                                                         --------     --------
                                                                         --------     --------

Commitments and contingencies (Note 14).

          See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1991         1992         1993
                                                             --------     --------     --------
Revenues and other income:
  Net sales................................................  $302,132     $316,251     $345,186
  Interest and other, net..................................       587           46          525
                                                             --------     --------     --------
                                                              302,719      316,297      345,711
                                                             --------     --------     --------
Costs and expenses:
  Cost of goods sold.......................................   264,678      278,808      312,665
  Selling..................................................     4,825        4,833        5,032
  General and administrative...............................    14,074       21,280       20,309
  Interest.................................................     4,322        3,036        6,575
                                                             --------     --------     --------
                                                              287,899      307,957      344,581
                                                             --------     --------     --------
          Income before income taxes.......................    14,820        8,340        1,130
Provision for income taxes.................................     5,051        3,194          381
                                                             --------     --------     --------
          Income before extraordinary item and cumulative
            effect of changes in accounting principles.....     9,769        5,146          749
Extraordinary item.........................................     3,502           --           --
Cumulative effect of changes in accounting principles......        --      (69,949)          --
                                                             --------     --------     --------
          Net income (loss)................................  $ 13,271     $(64,803)    $    749
                                                             --------     --------     --------
                                                             --------     --------     --------
Income (loss) per common and common equivalent share:
     Before extraordinary item.............................  $   1.75     $    .92     $    .14
     Extraordinary item....................................       .62           --           --
     Cumulative effect of changes in accounting
       principles..........................................        --       (12.53)          --
                                                             --------     --------     --------
          Net income (loss)................................  $   2.37     $ (11.61)    $    .14
                                                             --------     --------     --------
                                                             --------     --------     --------
Weighted average common and common equivalent shares
  outstanding..............................................     5,591        5,572        5,495
                                                             --------     --------     --------
                                                             --------     --------     --------

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                 (IN THOUSANDS)

                                                               1991         1992         1993
                                                              -------     --------     --------
Cash flows from operating activities:
  Net income (loss).........................................  $13,271     $(64,803)    $    749
                                                              -------     --------     --------
  Adjustments:
     Depreciation...........................................    9,996       10,525       11,084
     Noncash OPEB cost......................................       --        3,207        2,195
     Cumulative effect of changes in accounting
       principles...........................................       --       69,949           --
     Other, net.............................................       14          239       (1,078)
     Change in assets and liabilities:
       Accounts and notes receivable........................      208       (4,055)      (2,735)
       Inventories..........................................   (7,602)       3,437          900
       Accounts payable.....................................    2,769         (397)       3,529
       Accrued pension cost, net of adjustments to
          stockholders'
          equity and the unrecognized net pension
          obligation........................................   (2,041)     (11,312)      (7,354)
       Other, net...........................................      143        3,283        7,309
                                                              -------     --------     --------
     Total adjustments......................................    3,487       74,876       13,850
                                                              -------     --------     --------
          Net cash provided by operating activities.........   16,758       10,073       14,599
                                                              -------     --------     --------
Cash flows from investing activities:
  Capital expenditures......................................   (9,271)      (7,459)      (7,349)
  Proceeds from disposition of property and equipment.......      123          191          505
                                                              -------     --------     --------
          Net cash used by investing activities.............   (9,148)      (7,268)      (6,844)
                                                              -------     --------     --------
Cash flows from financing activities:
  Revolving credit facility, net............................   (2,460)         638      (16,451)
  Other notes payable and long-term debt:
     Additions..............................................       34           90       20,091
     Principal payments.....................................   (5,206)      (3,533)     (10,935)
  Issuance (purchase) of common stock.......................       22           --         (460)
                                                              -------     --------     --------
          Net cash used by financing activities.............   (7,610)      (2,805)      (7,755)
                                                              -------     --------     --------
Net change in cash and cash equivalents.....................       --           --           --
Cash and cash equivalents, beginning of year................       --           --           --
                                                              -------     --------     --------
Cash and cash equivalents, end of year......................  $    --     $     --     $     --
                                                              -------     --------     --------
                                                              -------     --------     --------
Supplemental disclosures -- cash paid for:
  Interest, net of amount capitalized.......................  $ 4,486     $  3,104     $  2,797
  Income taxes..............................................    1,731        3,909           70

          See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                 (IN THOUSANDS)

                                        COMMON STOCK      ADDITIONAL                    RETAINED
                                      ----------------     PAID-IN        PENSION       EARNINGS      TREASURY
                                      SHARES    AMOUNT     CAPITAL      LIABILITIES     (DEFICIT)      STOCK
                                      ------    ------    ----------    -----------    -----------    --------
Balance -- December 31, 1990......... 5,507     $6,236     $ 18,789      $  (24,670)    $   10,736     $ (144)
Net income...........................    --         --           --              --         13,271         --
Pension adjustments..................    --         --           --           2,909             --         --
Exercise of employee stock options...     8          8           14              --             --         --
                                      ------    ------    ----------    -----------    -----------    --------
Balance -- December 31, 1991......... 5,515      6,244       18,803         (21,761)        24,007       (144)
Net loss.............................    --         --           --              --        (64,803)        --
Pension adjustments..................    --         --           --          (1,395)            --         --
Issuance of treasury stock...........    --         --           --              --             --         13
                                      ------    ------    ----------    -----------    -----------    --------
Balance -- December 31, 1992......... 5,515      6,244       18,803         (23,156)       (40,796)      (131)
Net income...........................    --         --           --              --            749         --
Pension adjustments..................    --         --           --         (12,161)            --         --
Purchase of treasury stock...........    --         --           --              --             --       (460)
                                      ------    ------    ----------    -----------    -----------    --------
Balance -- December 31, 1993......... 5,515     $6,244     $ 18,803      $  (35,317)    $  (40,047)    $ (591)
                                      ------    ------    ----------    -----------    -----------    --------
                                      ------    ------    ----------    -----------    -----------    --------

          See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") is a majority-owned subsidiary of Contran Corporation ("Contran"). At December 31, 1993, Contran held, directly or indirectly, approximately 62% of the Company's outstanding common stock. All of Contran's outstanding common stock is held by trusts established for the benefit of the children and grandchildren of Harold
C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons may be deemed to control Contran and the Company.

  Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and balances have been eliminated.

  Fiscal year

     The Company's fiscal year is 52 or 53 weeks and ends on the last Sunday in December. Each of fiscal 1991, 1992 and 1993 were 52-week years.

  Property, plant, equipment and depreciation

     Property, plant and equipment are stated at cost. Repairs, maintenance and minor renewals are expensed as incurred. Improvements which substantially increase an asset's capacity or alter its capabilities are capitalized.

     Depreciation is computed using principally the straight-line method over the estimated useful lives of 10 to approximately 30 years for buildings and improvements and three to 12 years for machinery and equipment.

  Retirement plans and postretirement benefits other than pensions

     Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in Notes 7 and 9, respectively.

  Environmental liabilities

     The Company records liabilities related to environmental issues at such time as information becomes available and is sufficient to support a reasonable estimate of range of loss. If the Company is unable to determine that a single amount in an estimated range is more likely, the minimum amount of the range is recorded.

  Income taxes

     Deferred income tax assets and liabilities are recognized for the expected future tax effects of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities.

  Income (loss) per share

     Income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each year. Outstanding stock options and other common stock equivalents are excluded from the computations when the effect of their assumed exercise is antidilutive.

NOTE 2 -- INVENTORIES

     Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 68% and 71% of the inventories held at December 31, 1992 and 1993, respectively, and the first-in, first-out or average cost methods are used to determine the cost of all other inventories.

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1992         1993
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Raw materials..................................................  $  9,331     $  9,944
    Work in process................................................     7,974        9,963
    Finished products..............................................    13,643       14,250
    Supplies.......................................................    14,119       14,115
                                                                     --------     --------
                                                                       45,067       48,272
    Less LIFO reserve..............................................     8,623       12,728
                                                                     --------     --------
                                                                     $ 36,444     $ 35,544
                                                                     --------     --------
                                                                     --------     --------

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1992         1993
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Land, buildings and improvements...............................  $ 41,912     $ 42,461
    Machinery and equipment........................................   169,596      175,734
    Leasehold improvements.........................................     1,204        1,204
    Construction in progress.......................................     4,218        3,202
                                                                     --------     --------
                                                                     $216,930     $222,601
                                                                     --------     --------
                                                                     --------     --------

NOTE 4 -- NOTES PAYABLE AND LONG-TERM DEBT

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1992         1993
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Keystone:
      Commercial credit agreements:
         Revolving credit facility.................................  $ 20,362     $  3,911
         Term loans................................................     9,107       19,439
      Series 1976 Pollution Control Revenue Bonds, interest at 8%;
         due in equal annual installments through 1996.............     2,000        1,500
      Urban and Community Development Assistance Grants, interest
         at 8%, due in semi-annual installments through 2003.......     2,300        2,082
      Other, interest at 3% to 13.75%, due in installments through
         1996......................................................       716          258
                                                                     --------     --------
                                                                       34,485       27,190
           Less current maturities.................................    23,741        8,148
                                                                     --------     --------
                                                                     $ 10,744     $ 19,042
                                                                     --------     --------
                                                                     --------     --------

     The Company maintains a $35 million commercial revolving credit facility which matures December 31, 1996, is collateralized primarily by the Company's trade receivables and inventories and bears interest at 1.5% over the prime rate (an effective rate of 7.5% at December 31, 1993). The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit (approximately $.4 million at December 31, 1993). At December 31, 1993, the available borrowings under this credit facility were $30.7 million. This credit facility requires that the Company's daily cash receipts be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances.

     On December 30, 1993, the Company entered into a new $20 million term loan with the financial institution that provides the Company's revolving credit facility. The new term loan bears interest at the prime rate plus 1% and is due in 35 monthly installments of $.3 million plus accrued interest and one final installment of the remaining principal and interest on December 31, 1996. The new term loan requires compliance with the restrictive covenants, security agreement and certain other terms of the revolving credit facility and is further collateralized by the Company's property, plant and equipment. In addition, the new term loan becomes due and payable if the Company terminates its revolving credit facility. The proceeds of the new term loan were used to prepay the Company's prior term loan ($6.8 million) and the balance was applied to reduce the revolving borrowings. Upon closing the new term loan, the Company immediately made a prepayment of principal in the amount of $.6 million.

     The Company's commercial credit agreements contain restrictive covenants, including a prohibition against the payment of dividends without lender consent, and certain minimum working capital and net worth requirements. Substantially all of the Company's notes payable and long-term debt reprice with changes in interest rates, and the book value of such indebtedness is deemed to approximate market value.

     Average short-term borrowings under revolving credit agreements were $19.8 million in 1991, $18.4 million in 1992 and $19.2 million in 1993, at average interest rates of 11.4%, 8.8% and 8.2%, respectively. The maximum short-term borrowings outstanding at any month end during these years were $31.3 million in 1991, $28.6 million in 1992 and $27.3 million in 1993.

     At December 31, 1992 and 1993, total collateralized obligations, including deferred pension contributions (see Note 7), amounted to $50.3 million and $40.5 million, respectively.

     The aggregate maturities of notes payable and long-term debt are shown in the table below.

                                                                     AMOUNT
                                                                 --------------
YEAR ENDING                                                      (IN THOUSANDS)
DECEMBER 31,
- ------------
   1994........................................................     $  8,148
   1995........................................................        4,155
   1996........................................................       13,570
   1997........................................................          243
   1998........................................................          207
   1999 and thereafter.........................................          867
                                                                 --------------
                                                                    $ 27,190
                                                                 --------------
                                                                 --------------

NOTE 5 -- INCOME TAXES

     Summarized below are (i) the difference between the provision for income taxes and the amounts that would be expected using the U. S. federal statutory income tax rate of 34% in 1991 and 1992 and 35% in 1993 and (ii) the components of the comprehensive provision for income taxes.

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1991        1992        1993
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
Expected tax expense, at statutory rates......................  $ 5,039     $ 2,836     $   396
U.S. state income taxes, net..................................       13         380         207
Nondeductible excise taxes....................................       --          --       1,110
Rate change adjustment of deferred taxes......................       --          --      (1,320)
Other, net....................................................       (1)        (22)        (12)
                                                                -------     -------     -------
                                                                  5,051       3,194         381
Extraordinary item............................................   (3,502)         --          --
                                                                -------     -------     -------
     Provision for income taxes charged to results of
       operations.............................................    1,549       3,194         381
Stockholders' equity -- pension component.....................       --        (856)     (7,774)
                                                                -------     -------     -------
          Comprehensive provision (benefit) for income
            taxes.............................................  $ 1,549     $ 2,338     $(7,393)
                                                                -------     -------     -------
                                                                -------     -------     -------
Comprehensive provision (benefit) for income taxes:
  Currently payable:
     U.S. federal.............................................  $ 5,032     $ 4,751     $   439
     U.S. state...............................................       19         664         171
     Benefit of loss carryforwards............................   (5,032)     (5,211)       (767)
     Alternative minimum tax liability........................    1,530       2,983       1,406
                                                                -------     -------     -------
       Net currently payable..................................    1,549       3,187       1,249
  Deferred income taxes, net..................................       --        (849)     (8,642)
                                                                -------     -------     -------
                                                                $ 1,549     $ 2,338     $(7,393)
                                                                -------     -------     -------
                                                                -------     -------     -------

     The components of the net deferred tax asset are summarized below.

                                                                   DECEMBER 31,
                                                  -----------------------------------------------
                                                          1992                      1993
                                                  ---------------------     ---------------------
                                                   ASSETS      LIABILITIES   ASSETS      LIABILITIES
                                                  --------     --------     --------     --------
                                                                  (IN THOUSANDS)
Tax effect of temporary differences relating to:
  Inventories...................................  $  1,490     $     --     $  1,623     $     --
  Property and equipment........................        --      (12,216)          --      (11,845)
  Accrued pension cost..........................    13,461           --       18,206           --
  Accrued OPEB cost.............................    38,526           --       40,396           --
  Accrued liabilities and other deductible
     differences................................     6,733           --        6,978           --
  Other taxable differences.....................        --         (615)          --         (583)
  Net operating loss carryforwards..............     2,169           --        2,376           --
  Alternative minimum tax credit
     carryforwards..............................     5,309           --        6,342           --
Valuation allowance.............................   (30,000)          --      (30,000)          --
                                                  --------     --------     --------     --------
     Gross deferred tax assets (liabilities)....    37,688      (12,831)      45,921      (12,428)
Reclassification, principally netting by tax
  jurisdiction..................................   (12,831)      12,831      (12,428)      12,428
                                                  --------     --------     --------     --------
     Net deferred tax asset.....................    24,857           --       33,493           --
Less current deferred tax asset, net of
  valuation
  allowances of $5,057 and $4,870 in 1992
  and 1993, respectively........................     4,190           --        5,437           --
                                                  --------     --------     --------     --------
  Noncurrent deferred tax asset.................  $ 20,667     $     --     $ 28,056     $     --
                                                  --------     --------     --------     --------
                                                  --------     --------     --------     --------

     While the Company currently expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax deductions, considering all factors believed to be relevant, including the Company's recent profitability, its expected future near-term levels of profitability, and the fact that accrued OPEB and pension expenses will become deductible over an extended period of time and require the Company to generate significant future taxable income, the Company believes that a portion of the gross deferred tax assets may not currently meet a "more likely than not" realizability test. There was no change in the valuation allowance during 1992 or 1993.

     The net operating loss carryforwards of approximately $6.1 million and $4.9 million for federal and state income tax purposes, respectively, expire from 2003 through 2005. The Company utilized its remaining alternative minimum tax loss carryforward during 1991; accordingly, the full 20% alternative minimum tax is payable by the Company for 1992 and 1993.

     For financial reporting purposes, the utilization of net operating loss carryforwards to offset the provision for income taxes in 1991 has been reported as an extraordinary item, as then required. Subsequent to the adoption of SFAS No. 109 in 1992, such benefits are not classified as extraordinary items.

NOTE 6 -- STOCK OPTIONS AND STOCK APPRECIATION RIGHTS PLAN

     The Company's Incentive Stock Option -- Stock Appreciation Rights Plan (the "1982 Option Plan") permits the granting of incentive stock options ("ISOs") and stock appreciation rights ("SARs") to purchase up to 337,500 shares of the Company's common stock, subject to adjustment in certain instances. ISOs are 20% vested and exercisable one year from the date of grant, increasing to 40% at two years after the date of grant, 60% at three years after the date of grant, and 100% at four years after the date of grant. ISOs expire five years from the date of grant. There have been no SARs awarded to date. The 1982 Option Plan was replaced in May 1992 upon adoption of the Keystone Consolidated Industries, Inc. 1992 Incentive Compensation Plan (the "1992 Option Plan").

     The 1992 Option Plan permits the granting of stock options, SARs and restricted stock to key employees of the Company or its parent or subsidiaries for up to 100,000 shares of the Company's common stock, subject to adjustments in certain instances. The 1992 Option Plan provides for the grant of options that qualify as incentive stock options and for options which are not so qualified. Incentive stock options are granted at a price not less than 100% of the fair market value of such stock on the date of grant. The exercise price of all options and SARs, the length of period during which the options or SARs may be exercised, and the length of the restriction period for restricted stock awards are determined by the Incentive Compensation Committee of the Board of Directors.

     The Keystone Consolidated Industries, Inc. 1992 Non-Employee Director Stock Option Plan (the "Director Plan") was adopted in May 1992. The Director Plan provides that each non-employee director of the Company will automatically be granted annually an option to purchase 1,000 shares of the Company's common stock. Options are granted at a price equal to the fair market value of such stock on the date of the grant, vest one year from the date of the grant and expire five years from the date of the grant. Up to 50,000 shares of the Company's common stock may be issued pursuant to the Director Plan.

     Changes in outstanding options, including options outstanding under a prior plan pursuant to which no further grants can be made are summarized in the table below.

                                                                     PRICE PER      AMOUNT PAYABLE
                                                         OPTIONS       SHARE        UPON EXERCISE
                                                         -------    ------------    --------------
Outstanding at December 31, 1990.......................  144,000    $ 2.93-17.79      $1,687,480
  Granted..............................................   10,000           15.81         158,100
  Exercised............................................   (7,500)           2.93         (22,000)
                                                         -------    ------------    --------------
Outstanding at December 31, 1991.......................  146,500      8.53-17.79       1,823,580
  Granted..............................................   20,000     10.75-12.86         246,650
  Canceled.............................................  (37,500)    10.41-17.79        (556,301)
                                                         -------    ------------    --------------
Outstanding at December 31, 1992.......................  129,000      8.53-15.81       1,513,929
  Granted..............................................   55,000      8.75-10.50         490,000
  Canceled.............................................   (4,500)     9.99-15.77         (53,625)
                                                         -------    ------------    --------------
Outstanding at December 31, 1993.......................  179,500    $ 8.53-15.81      $1,950,304
                                                         -------    ------------    --------------
                                                         -------    ------------    --------------

     At December 31, 1993, options to purchase 142,700 shares were exercisable (110,000 shares exercisable at prices lower than the December 31, 1993 quoted market price of $10.25 per share) and options to purchase an additional 23,800 will become exercisable in 1994. At December 31, 1993, an aggregate of 90,000 shares were available for future grants under the 1992 Option Plan and the Director Plan.

     In January 1994, the Company awarded 19,200 shares of restricted stock under the terms of the 1992 Option Plan as partial consideration for compensation that had been accrued at December 31, 1993. The restricted stock vests 40% six months after the award date, increasing to 70% 18 months after the award date and 100% two years after the award date.

NOTE 7 -- EMPLOYEE BENEFIT PLANS

     The Company maintains several noncontributory defined benefit pension plans covering most of its employees. Benefits are based on a combination of stated percentages of an employee's wages. Pension plan assets are primarily invested in a collective investment trust (the "Collective Trust") formed by Valhi, Inc., a majority-owned subsidiary of Contran, to permit the collective investment by trusts which implement employee benefit plans maintained by Contran, Valhi and related companies, including the Company. Harold C. Simmons is the sole trustee and the sole member of the Trust Investment Committee for such trust.

     The Company's funding policy is to contribute amounts equal to, or exceeding, minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company received permission from the Internal Revenue Service ("IRS") to defer the annual pension plan contributions for plan years ended June 30, 1980, 1984 and 1985, which, in the aggregate, amounted to $31.7 million. The deferred amounts, with interest, are payable to the plans over fifteen years. At December 31, 1993, the remaining balance of such deferred contributions was approximately $13.3 million. Payment of these deferred contributions, due through 2000, is collateralized by a lien on all of the Company's assets.

     The components of net periodic pension cost are presented in the table below.

                                                              YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            1991         1990        1993
                                                          --------     --------     -------
                                                          (IN THOUSANDS)
    Service cost........................................  $  1,357     $  2,005     $ 1,931
    Interest cost on projected benefit obligation.......    14,715       14,593      14,509
    Actual return on plan assets........................   (11,050)      (6,559)    (18,200)
    Net amortization and deferral.......................     4,704       (1,418)      9,363
                                                          --------     --------     -------
      Net periodic pension cost.........................  $  9,726     $  8,621     $ 7,603
                                                          --------     --------     -------
                                                          --------     --------     -------

     Effective December 31, 1993, due primarily to the continued general decline in interest rates, the Company changed the discount rates used in determining the actuarial present values of the projected pension plan benefit obligations from 9.5% to 7.5% and also reduced its assumed long-term rate of return on plan assets from 12% to 10%. These changes resulted in, among other things, an increase in noncurrent pension cost liability of $28 million, and a $17 million charge to stockholders' deficit. Variances from actuarially assumed rates, including the rate of return on pension plan assets, will result in additional increases or decreases in these accounts, as well as deferred taxes, pension expense and funding requirements in future periods.

     The following table sets forth the actuarially estimated obligations and funded status of the Company's various defined benefit pension plans and the Company's accrued pension cost.

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1992         1993
                                                                         --------     --------
                                                                            (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefit obligation............................................  $149,269     $173,924
                                                                         --------     --------
                                                                         --------     --------
  Accumulated benefit obligation.......................................  $153,828     $180,426
                                                                         --------     --------
                                                                         --------     --------
  Projected benefit obligation.........................................  $159,072     $187,776
Plan assets at fair value..............................................    94,940      110,767
                                                                         --------     --------
Projected benefit obligation in excess of plan assets..................    64,132       77,009
Unrecognized net loss from experience different from actuarial
  assumptions..........................................................   (29,202)     (51,304)
Unrecognized net obligation being amortized over 15-19 years...........   (13,887)     (12,067)
Adjustment required to recognize minimum liability.....................    37,854       56,020
                                                                         --------     --------
       Total accrued pension cost......................................    58,897       69,658
Less current portion...................................................     7,259        9,556
                                                                         --------     --------
       Noncurrent accrued pension cost.................................  $ 51,638     $ 60,102
                                                                         --------     --------
                                                                         --------     --------

     The assumed rates of increase in future compensation levels were 3%. The assumed long-term rates of return on assets were 12% and 10% at December 31, 1992 and 1993, respectively. The vested benefit obligation includes the actuarial present value of the vested benefits to which an active employee is entitled if employment was terminated immediately.

     The Company maintains several defined contribution plans covering most of its employees. The Company contributes the lesser of an amount equal to the participants' contributions or a profit sharing formula established by the Board of Directors. Expense related to these plans was $2.1 million in 1991, $2.3 million in 1992 and $2.4 million in 1993.

NOTE 8 -- OTHER ACCRUED LIABILITIES

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1992        1993
                                                                           --------    --------
                                                                           (IN THOUSANDS)
Current:
  Salary, wages, vacations and other employee expense....................  $ 10,096    $  9,388
  Excise tax and related accrued interest................................        --       7,120
  Environmental..........................................................     2,200       3,525
  Other..................................................................     5,592       5,086
                                                                           --------    --------
                                                                           $ 17,888    $ 25,119
                                                                           --------    --------
                                                                           --------    --------
Noncurrent:
  Environmental..........................................................  $  6,222    $  6,056
  Other..................................................................     1,498       1,660
                                                                           --------    --------
                                                                           $  7,720    $  7,716
                                                                           --------    --------
                                                                           --------    --------

NOTE 9 -- POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company currently provides, in addition to pension benefits, medical and life insurance benefits for certain retired employees of currently owned businesses as well as for certain retirees of businesses which have been sold or discontinued. Certain retirees are required to contribute to the cost of their benefits. Under plans currently in effect, certain active employees would be entitled to receive OPEB upon retirement. OPEB expense under the pay-as-you-go method was $6.5 million in 1991. OPEB expense under the accrual method pursuant to SFAS No. 106 for the years ended December 31, 1992 and 1993 was composed of the following:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1992        1993
                                                                           --------    --------
                                                                           (IN THOUSANDS)
Service cost.............................................................  $  1,046    $  1,109
Interest cost on projected benefit obligation............................     9,002       9,132
Amortization of prior service cost.......................................        --       (171)
                                                                           --------    --------
          Total OPEB expense.............................................  $ 10,048    $ 10,070
                                                                           --------    --------
                                                                           --------    --------

     The following table sets forth the actuarial present value of the estimated accumulated OPEB obligations, none of which have been funded.

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1992         1993
                                                                         --------     --------
                                                                         (IN THOUSANDS)
Actuarial present value of accumulated OPEB obligations:
  Current retirees.....................................................  $ 76,888     $ 74,369
  Fully eligible active plan participants..............................     1,130        1,071
  Other active plan participants.......................................    23,366       27,511
                                                                         --------     --------
                                                                          101,384      102,951
Unrecognized net loss from experience different from actuarial
  assumptions..........................................................        --       (4,952)
Unrecognized prior service credit......................................        --        5,580
                                                                         --------     --------
Total accrued OPEB cost................................................   101,384      103,579
Less current portion...................................................     7,657        7,243
                                                                         --------     --------
       Noncurrent accrued OPEB cost....................................  $ 93,727     $ 96,336
                                                                         --------     --------
                                                                         --------     --------

     The rates used in determining the actuarial present value of the accumulated OPEB obligations were (i) discount rate -- 9.5% and 7.5% at December 31, 1992 and 1993, respectively, and (ii) rate of increase in future health care costs -- 11% in 1993 and 10% in 1994, gradually declining to 5.5% in 2015 and thereafter. If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased $1.2 million in each of 1992 and 1993, and the actuarial present value of accumulated OPEB obligations at December 31, 1992 and 1993 would have increased $10.3 million and $10.4 million, respectively.

NOTE 10 -- CHANGE IN ACCOUNTING PRINCIPLES

     The Company (i) elected early compliance with both SFAS No. 106 (OPEB) and SFAS No. 109 (income taxes) as of January 1, 1992; (ii) elected to apply SFAS No. 109 prospectively and not restate prior years; and (iii) elected immediate recognition of the OPEB transition obligation. The cumulative effect of changes in accounting principles is shown in the table below.

                                                                                 AMOUNT
                                                                                 ------
                                                                             (IN THOUSANDS)
    Increase (decrease) in net assets at January 1, 1992:
      Accrued OPEB cost....................................................     $(93,957)
      Deferred income taxes, net...........................................       24,008
                                                                                --------
         Loss from cumulative effect of changes in accounting principles...     $(69,949)
                                                                                ========

NOTE 11 -- RELATED PARTY TRANSACTIONS

     The Company may be deemed to be controlled by Harold C. Simmons (see Note
1). Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in various transactions with related parties, including the Company. Such transactions may include, among other things, management and expense sharing arrangements, advances of funds on open account, and sales, leases and exchanges of assets. It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties. Depending upon the business, tax and other objectives then relevant, the Company may be a party to one or more such transactions in the future.

     J. Walter Tucker, Jr., Vice Chairman of the Company, is a principal stockholder of Tucker & Branham, Inc., Orlando, Florida. The Company has contracted with Tucker & Branham, Inc. for the services of Mr. Tucker. Fees paid Tucker & Branham, Inc. were $41,000 in 1991, $50,000 in 1992 and $62,000 in
1993.

     Under the terms of an Intercorporate Services Agreement with Contran, Contran and related companies perform certain management, financial and administrative services for the Company on a fee basis. Aggregate fees paid pursuant to this agreement were $484,000 in 1991, $508,000 in 1992 and $580,000 in 1993. In addition, the Company purchased certain aircraft services from Valhi in the amount of $178,000 in each of 1991 and 1992 and $158,000 in 1993.

     Certain of Keystone's property, liability and casualty insurance risks were partially reinsured by a captive insurance subsidiary of Valhi prior to 1993. The premiums and claims paid in connection therewith were approximately $234,000 in 1991, $18,000 in 1992 and $139,000 in 1993. In 1991, $770,000 of unrelated third party property premiums were financed over a nine-month period by this subsidiary.

NOTE 12 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                     --------   -------   ------------   -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended December 31, 1993:
  Net sales........................................  $ 81,130   $95,822     $ 86,361       $81,873
  Gross profit.....................................     7,155     9,190        9,012         7,164
          Net income (loss)........................  $    592   $(3,590)    $  3,191       $   556
                                                     --------   -------   ------------   -----------
                                                     --------   -------   ------------   -----------
  Income (loss) per common share...................  $    .11   $  (.65)    $    .58       $   .10
                                                     --------   -------   ------------   -----------
                                                     --------   -------   ------------   -----------
Year ended December 31, 1992:
  Net sales........................................  $ 82,656   $92,459     $ 76,978       $64,158
  Gross profit.....................................     9,807    12,854        9,497         5,285
  Income (loss) before cumulative effect of changes
     in accounting principles......................  $  2,156   $ 4,049     $  2,133       $(3,192)
  Cumulative effect of changes in accounting
     principles....................................   (69,949)       --           --            --
                                                     --------   -------   ------------   -----------
          Net income (loss)........................  $(67,793)  $ 4,049     $  2,133       $(3,192)
                                                     --------   -------   ------------   -----------
                                                     --------   -------   ------------   -----------
  Income (loss) per common share:
     Income (loss) before cumulative effect of
       changes in accounting principles............  $    .38   $   .73     $    .38       $  (.57)
     Cumulative effect of changes in accounting
       principles..................................    (12.53)       --           --            --
                                                     --------   -------   ------------   -----------
          Net income (loss)........................  $ (12.15)  $   .73     $    .38       $  (.57)
                                                     --------   -------   ------------   -----------
                                                     --------   -------   ------------   -----------

NOTE 13 -- INDUSTRY SEGMENT INFORMATION

     The Company's continuing operations are comprised of one segment, the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets.

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1991         1992         1993
                                                             --------     --------     --------
                                                             (IN THOUSANDS)
Net sales..................................................  $302,132     $316,251     $345,186
                                                             --------     --------     --------
                                                             --------     --------     --------
Operating income...........................................  $ 19,248     $ 12,826     $ 12,361
General corporate expense, net.............................      (106)      (1,450)      (4,656)
Interest expense...........................................    (4,322)      (3,036)      (6,575)
                                                             --------     --------     --------
          Income before income taxes.......................  $ 14,820     $  8,340     $  1,130
                                                             --------     --------     --------
                                                             --------     --------     --------

     Export sales were $7.5 million in 1991, $2.8 million in 1992 and $1.5 million in 1993. General corporate expenses in 1993 included $3.2 million of nondeductible excise taxes, and interest expense included $3.9 million of related interest. See Note 14.

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

  Environmental matters -- Peoria facility

     The Company is currently involved in the closure of inactive waste disposal units at its Peoria, Illinois facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992 which provides for the treatment of seven hazardous waste surface impoundments and two waste piles. The closure plan proposes, among other things, the in-place treatment of certain sediments in the surface impoundments, which treatment is designed to convert certain hazardous wastes to special wastes that qualify for "delisting" and can be removed and disposed of at a lesser cost than "listed" hazardous wastes. One of the seven surface impoundments, containing approximately 30% of the total sediments to be treated, was treated as a full scale test during 1993 to meet established criteria and a delisting petition was filed with the Illinois Pollution Control Board ("IPCB") documenting the results of that treatment. Based on these results, the IPCB approved the Company's delisting petition on February 17, 1994. At December 31, 1993, the Company has a $7.3 million accrual representing the estimated costs remaining to be incurred relating to the remediation efforts, exclusive of capital improvements. The remediation is expected to be performed over the next five to six years. The Company also reached agreements with the IEPA and the Illinois Attorney General's office concerning financial assurance, liability insurance, delisting procedure and certain ground water contamination issues which, along with the closure plan, were incorporated in a Consent Order in July 1993. Pursuant to the agreement, the Company will deposit $3 million into a trust fund over a six-year period. The Company cannot withdraw funds from the trust fund until the fund balance exceeds the sum of the estimated remaining remediation costs plus $2 million. At December 31, 1992 and 1993 the trust fund had balances of $501,000 and $863,000, respectively, which amounts are included in other noncurrent assets because the Company does not expect to have access to any of these funds until after 1997.

     In the normal course of operations at the Company's Peoria facility an unknown amount of a radioactive element was contained in some scrap being melted in an electric arc furnace resulting in the pollution control system and the accumulated furnace dust becoming contaminated. As a result, it was necessary for the Company to clean the pollution control system and remove, contain and store the contaminated dust. The Company has incurred $2.1 million of costs related to this incident, net of $1.2 million in insurance reimbursements. The insurers are disputing coverage for the remaining $1.1 million in excess of the Company's $1 million insurance deductible. Preliminary cost estimates to stabilize and dispose of the contaminated dust offsite range from $7 million to $9 million. However, the Company is investigating alternatives to stabilization and offsite disposal of the contaminated dust including storing the dust on site indefinitely. The preliminary cost estimate for long term on-site storage is approximately $1.2 million, which amount has been accrued at December 31, 1993. The Company believes its comprehensive general liability insurance policies provide indemnification for costs incurred resulting from this incident. However, because of the dispute with the insurers, the Company has not recorded an insurance receivable related to this matter.

  Environmental matters -- "Superfund" sites

     The Company is also subject to federal and state "Superfund" legislation that imposes cleanup and remediation responsibility upon present and former owners and operators of, and persons that generated hazardous substances deposited upon, sites determined by state or federal regulators to contain hazardous substances. The Company has been notified by the United States Environmental Protection Agency ("U.S. EPA") that the Company is a potentially responsible party ("PRP") under the federal "Superfund" legislation for the alleged release or threat of release of hazardous substances into the environment at several sites. These situations involve cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. The Company believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the three "Superfund" sites discussed below and has recorded receivables for the estimated insurance recoveries.

     In July 1991, the United States filed an action against a former subsidiary of the Company and four other PRP's in the United States District Court for the Northern District of Illinois (Civil Action No. 91C4482) seeking to recover investigation and remediation costs incurred by U.S. EPA at the Byron Salvage Yard, located in Byron, Illinois. In April 1992, Keystone filed a third-party complaint in this civil action against 15 additional parties seeking contribution in the event the Company is held liable for any response costs at the Byron site. Neither the Company nor the other designated PRPs are performing any investigation of the nature and extent of the contamination. U.S. EPA has possession of the site, is conducting the remedial investigation, and has not made available sufficient data, tests results or other facts that would enable the PRPs to speculate as to an appropriate remedy or remedies. In July 1993, the U.S. EPA made available for inspection records documenting approximately $10 million in investigation and remediation costs incurred at the site and produced copies of the laboratory results on groundwater samples taken as a part of the ongoing remedial investigation. U.S. EPA has not released any hydrogeological analysis or risk assessment of those test results, nor has it disclosed any of its remedial investigation findings. Until U.S. EPA releases its remedial investigation/feasibility study ("RI/FS"), the Company has no basis to predict whether U.S. EPA will require any further groundwater remediation measures. The Company accrued its $500,000 estimated share of the documented investigation and remediation costs during 1993.

     In September 1991, the Company along with 53 other PRP's, executed a consent decree to undertake the immediate removal of hazardous wastes and initiate a RI/FS of the Interstate Pollution Control site located in Rockford, Illinois. The Company's percentage allocation within the group of PRP's agreeing to fund this project is 2.14%. However, the Company's ultimate allocation, and the ultimate costs of the RI/FS and the removal action, are subject to change depending, for example, upon: the number and financial condition of the other participating PRPs, field conditions and sampling results, additional regulatory requirements, and the success of a planned contribution action seeking to compel additional parties to contribute to the costs of the RI/FS and removal action. The project manager for the engineering firm conducting the RI/FS at the site has concluded the least expensive remedial option would be to cap the site and install and operate a soil vapor extraction system, at an estimated cost of approximately $2.6 million. The remedial investigation is still in process and the feasibility study is not due to be completed until 1995. The Company's share of the estimated least expensive remedial option is approximately $56,000, which was accrued in the fourth quarter of 1993.

     In August 1987, the Company was notified by the U.S. EPA that it is a PRP responsible for the alleged hazardous substance contamination of a site previously owned by the Company in Cortland, New York. There are four other PRPs and a contribution action is pending against eleven additional viable companies which contributed wastes to the site. A recent estimate made by the principal engineering firm responsible for the management of the RI/FS indicated the estimated cost of the least expensive remedial option is $6 million to $8.5 million. This option would involve pumping and treating contaminated groundwater extracted from wells on the site, as well as the construction of a site cap. The likelihood that U.S. EPA will select this option will depend on, among other things, the results of the supplemental field investigations initiated in November 1993 and the findings of the site risk assessment and feasibility study. The Company's estimated share of the least expensive remedial option is approximately $375,000, which was accrued in the fourth quarter of 1993.

  Current litigation

     In 1983 and 1984, the Company satisfied a portion of its funding obligations to the Keystone Master Pension Trust ("KMPT") through the contribution of certain real property. The IRS contended these contributions were prohibited sales between the Company and the KMPT and in 1988, issued a Notice of Deficiency proposing the imposition of excise taxes plus accrued interest against the Company under the "prohibited transaction" provisions of the Internal Revenue Code (the "Code"). On May 24, 1993, the U.S. Supreme Court reversed lower court decisions favorable to the Company and remanded the case to the tax court to determine the amount due. The Company believed the contributions were not prohibited transactions and had no accrual with respect to this matter prior to the U.S. Supreme Court's reversal of the favorable lower courts' decisions. The Company has estimated the costs of the 5% nondeductible excise taxes to be approximately $3.2 million and the related interest accrued through December 31, 1993 to be approximately $3.9 million, resulting in a net after-tax charge of approximately $5.6 million in 1993. In addition, to avoid a second tier $9.6 million excise tax, the Company made a "correction" payment of $2.3 million to its pension plans in June 1993. The IRS contended this additional payment should have been approximately $3.5 million higher. The Company is currently negotiating a settlement of this matter with the IRS.

     In February 1989, the Company sold substantially all of the operating assets of two former divisions. As part of the purchase price, the Company received two promissory notes from the purchaser collateralized by the assets sold. In 1991, the purchaser restructured its business and borrowing obligations, including its notes payable to the Company, sold product lines, spun off operations and sold unused machinery and equipment. In consideration of the Company's consent to that restructuring, the Company obtained certain replacement security interests including a secured note receivable, proceeds, from a noncompetition agreement and security interests in two of the purchasers limited partnership interests. In October 1991, an involuntary bankruptcy petition was filed against the purchaser by certain unsecured creditors. As a result, a liquidation effort commenced under the supervision of the U.S. Bankruptcy Court. The Company accounts for the notes by the cost recovery method and the net carrying value was $3.0 million and $2.4 million at December 31, 1992 and 1993, respectively. In November 1993, the bankruptcy Trustee commenced an adversary proceeding against the Company seeking to subordinate certain claims filed by the Company during the bankruptcy proceeding and to recover certain payments received by the Company, aggregating $1.6 million at December 31, 1993, pursuant to the note receivable and noncompetition agreement referred to above. The Company believes the adversary proceeding is without merit and intends to vigorously defend its interests.

     The Company is also engaged in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of such proceedings is material in relation to the Company's consolidated financial position, results of operations or liquidity.

  Concentration of credit risk

     The Company sells its products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail distributors primarily in the midwestern and southwestern regions of the United States. The Company performs ongoing credit evaluations of its customer's financial condition and, generally, requires no collateral from its customers. The Company's ten largest customers accounted for approximately 31% of sales in 1991, 33% in 1992 and 30% in 1993 and approximately 39% and 33% of notes and accounts receivable at December 31, 1992 and 1993, respectively.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                                             BALANCE AT                                          BALANCE
                                             BEGINNING                                           AT END
              CLASSIFICATION                 OF PERIOD     ADDITIONS    RETIREMENTS    OTHER    OF PERIOD
- -------------------------------------------  ----------    ---------    -----------    -----    ---------
Year ended December 31, 1991:
  Land.....................................   $   1,427     $    --       $    --      $  --    $   1,427
  Buildings and improvements...............      36,586       1,843            --         --       38,429
  Machinery and equipment..................     159,456       5,950           847         --      164,559
  Leasehold improvements...................       1,204          --            --         --        1,204
  Construction in progress.................       3,427       1,478            28         --        4,877
                                             ----------    ---------    -----------    -----    ---------
                                              $ 202,100     $ 9,271       $   875      $  --    $ 210,496
                                             ----------    ---------    -----------    -----    ---------
                                             ----------    ---------    -----------    -----    ---------
Year ended December 31, 1992:
  Land.....................................   $   1,427     $    --       $    --      $  --    $   1,427
  Buildings and improvements...............      38,429       2,119            16        (47)      40,485
  Machinery and equipment..................     164,559       5,919           929         47      169,596
  Leasehold improvements...................       1,204          --            --         --        1,204
  Construction in progress.................       4,877        (579)           80         --        4,218
                                             ----------    ---------    -----------    -----    ---------
                                              $ 210,496     $ 7,459       $ 1,025      $  --    $ 216,930
                                             ----------    ---------    -----------    -----    ---------
                                             ----------    ---------    -----------    -----    ---------
Year ended December 31, 1993:
  Land.....................................   $   1,427     $    94       $    --      $  --    $   1,521
  Buildings and improvements...............      40,485         586           131         --       40,940
  Machinery and equipment..................     169,596       7,754         1,547        (69)     175,734
  Leasehold improvements...................       1,204          --            --         --        1,204
  Construction in progress.................       4,218      (1,085)           --         69        3,202
                                             ----------    ---------    -----------    -----    ---------
                                              $ 216,930     $ 7,349       $ 1,678      $  --    $ 222,601
                                             ----------    ---------    -----------    -----    ---------
                                             ----------    ---------    -----------    -----    ---------

            KEYSTONE CONSOLIDATED INDUSTRIES, INC. AND SUBSIDIARIES

                    SCHEDULE VI -- ACCUMULATED DEPRECIATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                                             BALANCE AT                                          BALANCE
                                             BEGINNING                                           AT END
              CLASSIFICATION                 OF PERIOD     ADDITIONS    RETIREMENTS    OTHER    OF PERIOD
- -------------------------------------------  ----------    ---------    -----------    -----    ---------
Year ended December 31, 1991:
  Buildings and improvements...............   $  19,487     $ 1,052       $    --      $   1    $  20,540
  Machinery and equipment..................      92,408       8,917           747         --      100,578
  Leasehold improvements...................       1,187          27            --         --        1,214
                                             ----------    ---------    -----------    -----    ---------
                                              $ 113,082     $ 9,996       $   747      $   1    $ 122,332
                                             ----------    ---------    -----------    -----    ---------
                                             ----------    ---------    -----------    -----    ---------
Year ended December 31, 1992:
  Buildings and improvements...............   $  20,540     $ 1,166       $    14      $ 104    $  21,796
  Machinery and equipment..................     100,578       9,277           735          6      109,126
  Leasehold improvements...................       1,214          82            --       (110)       1,186
                                             ----------    ---------    -----------    -----    ---------
                                              $ 122,332     $10,525       $   749      $  --    $ 132,108
                                             ----------    ---------    -----------    -----    ---------
                                             ----------    ---------    -----------    -----    ---------
Year ended December 31, 1993:
  Buildings and improvements                  $  21,796     $ 1,227       $    28      $  --    $  22,995
  Machinery and equipment..................     109,126       9,855         1,332         --      117,649
  Leasehold improvements...................       1,186           2            --         --        1,188
                                             ----------    ---------    -----------    -----    ---------
                                              $ 132,108     $11,084       $ 1,360      $  --    $ 141,832
                                             ----------    ---------    -----------    -----    ---------
                                             ----------    ---------    -----------    -----    ---------

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                                                                          ADDITIONS
                                                                  -------------------------
                                                    BALANCE AT    CHARGED TO    DEDUCTIONS      BALANCE AT
                                                    BEGINNING     COSTS AND       (NET OF         END OF
                   DESCRIPTION                      OF PERIOD      EXPENSES     RECOVERIES)       PERIOD
- --------------------------------------------------  ----------    ----------    -----------     ----------
Year ended December 31, 1991:
  Allowance for doubtful accounts and notes
     receivable...................................    $1,209         $133         $ 1,025         $  317
                                                    ----------    ----------    -----------     ----------
                                                    ----------    ----------    -----------     ----------
  Reserve for supplies inventory..................    $  768         $298         $    --         $1,066
                                                    ----------    ----------    -----------     ----------
                                                    ----------    ----------    -----------     ----------
  Allowance for doubtful notes and interest
     receivable...................................    $1,100         $ --         $ 1,100         $   --
                                                    ----------    ----------    -----------     ----------
                                                    ----------    ----------    -----------     ----------
Year ended December 31, 1992:
  Allowance for doubtful accounts and notes
     receivable...................................    $  317         $ 45         $  (102)        $  464
                                                    ----------    ----------    -----------     ----------
                                                    ----------    ----------    -----------     ----------
  Reserve for supplies inventory..................    $1,066         $180         $    --         $1,246
                                                    ----------    ----------    -----------     ----------
                                                    ----------    ----------    -----------     ----------
Year ended December 31, 1993:
  Allowance for doubtful accounts and notes
     receivable...................................    $  464         $ (6)        $   (23)        $  435
                                                    ----------    ----------    -----------     ----------
                                                    ----------    ----------    -----------     ----------
  Reserve for supplies inventory..................    $1,246         $247         $    --         $1,493
                                                    ----------    ----------    -----------     ----------
                                                    ----------    ----------    -----------     ----------

                                 *  *  *  *  *

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)

                                                                 CHARGED TO COSTS AND EXPENSES
                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1991        1992        1993
                                                                --------    --------    --------
Maintenance...................................................  $ 34,676    $ 36,830    $ 34,116
                                                                --------    --------    --------
                                                                --------    --------    --------

- ---------------

Note: Other items are omitted as the amounts did not exceed one percent of total sales or are reported in the related statements of operations and statements of cash flows.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                 EXHIBIT INDEX


                 Page Numbers:
                   manually
Exhibit No.       signed copy
- -----------      -------------
 3.1                                 Certificate of Incorporation, as amended and filed with the Secretary of State of
                                     Delaware -- incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

 3.2                                 Bylaws of the Company, as amended and restated May 15, 1990 -- incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

 4.1                                 Accounts Receivable Financing Agreement and Security Agreement dated December 19,
                                     1986, as amended between the Company and Congress Financial Corporation (Central) --
                                     incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K
                                     for the year ended December 31, 1990.

 4.2                                 Amendment No. 6, dated November 1, 1991 to Accounts Receivable Financing Agreement
                                     and Rider No. 1 between the Company and Congress Financial Corporation (Central)
                                     dated December 19, 1986 -- incorporated by reference to Exhibit 4.2 to the Company's
                                     Annual Report on Form 10-K for the year ended December 31, 1991.

 4.3                                 Amendment No. 7, dated January 15, 1993 to Accounts Receivable Financing Agreement
                                     and Rider No. 1 between the Company and Congress Financial Corporation (Central)
                                     dated December 19, 1986.

 4.4                                 Amendment No. 8, dated December 30, 1993 to Accounts Receivable Financing Agreement
                                     and Rider No. 1 between the Company and Congress Financial Corporation (Central)
                                     dated December 19, 1986.

 4.5                                 Term Loan and Security Agreement between the Company and Congress Financial
                                     Corporation (Central) dated December 30, 1993.

 10.1                                Intercorporate Services Agreement with Contran Corporation dated as of January 1, 1993.

 21                                  Subsidiaries of the Company.

 23                                  Consent of Coopers & Lybrand.

  (b) No reports on Form 8-K were filed during the quarter ended December 31, 1993.