Form 10-Q
period 1994-03-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1994-05-10
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 1994

Commission file number 1-3919


                      KEYSTONE CONSOLIDATED INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    37-0364250
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


 5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, TX   75240-2697
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:        (214) 458-0028

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X                  No _____

Number of shares of common stock outstanding at April 30, 1994:  5,592,751
                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          number

PART I.      FINANCIAL INFORMATION

  Item 1.        Financial Statements

             Consolidated Balance Sheets - December 31, 1993
              and March 31, 1994                                           3-4

             Consolidated Statements of Operations - Three months
              ended March 31, 1993 and 1994                                5

             Consolidated Statement of Stockholders' Deficit
              - Three months ended March 31, 1994                          6

             Consolidated Statements of Cash Flows - Three months
              ended March 31, 1993 and 1994                                7

             Notes to Consolidated Financial Statements                    8-11

  Item 2.        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          12-13


PART II.         OTHER INFORMATION

  Item 1.        Legal Proceedings                                         14

  Item 6.        Exhibits and Reports on Form 8-K                          14


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                     December 31,           MARCH 31,
              ASSETS                                                     1993                 1994

Current assets:
  Accounts and notes receivable                                             $ 38,513              $ 49,157
  Inventories                                                                 35,544                36,698
  Deferred income taxes                                                        5,437                 4,776
  Prepaid expenses and other                                                   1,257                 1,019

     Total current assets                                                     80,751                91,650

Property, plant and equipment                                                222,601               224,604
Less accumulated depreciation                                                141,832               144,963

     Net property, plant and equipment                                        80,769                79,641

Other assets:
  Intangible pension asset                                                    12,067                11,612
  Deferred income taxes                                                       28,056                30,333
  Other                                                                        5,011                 4,947

     Total other assets                                                       45,134                46,892

                                                                            $206,654              $218,183






                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.

                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


                                                                        December 31,        MARCH 31,
   LIABILITIES AND STOCKHOLDERS' DEFICIT                                    1993               1994


Current liabilities:
  Notes payable and current maturities of
   long-term debt                                                               $  8,148          $ 17,394
  Accounts payable                                                                24,189            24,198

  Accounts payable to affiliates                                                     111                21
  Accrued pension cost                                                             9,556             8,812
  Accrued OPEB cost                                                                7,243             7,243
  Other accrued liabilities                                                       25,119            26,507

     Total current liabilities                                                    74,366            84,175

Noncurrent liabilities:
  Long-term debt                                                                  19,042            18,477
  Accrued pension cost                                                            60,102            62,941
  Accrued OPEB cost                                                               96,336            96,784
  Other                                                                            7,716             7,468

     Total noncurrent liabilities                                                183,196           185,670

Stockholders' deficit:
  Common stock                                                                     6,244             6,304
  Additional paid-in capital                                                      18,803            19,255
  Pension liabilities adjustment                                                 (35,317)          (37,570)
  Accumulated deficit                                                            (40,047)          (39,639)
  Treasury stock, at cost                                                           (591)              (12)

     Total stockholders' deficit                                                 (50,908)          (51,662)

                                                                                $206,654          $218,183




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                     (In thousands, except per share data)


                                                                          Three months ended
                                                                               March 31,
                                                                          1993          1994



Revenues and other income:
  Net sales                                                                   $81,130             $87,580
  Other                                                                            89                  65
                                                                               81,219              87,645
Costs and expenses:
  Cost of goods sold                                                           73,975              80,362
  Selling                                                                       1,292               1,353
  General and administrative                                                    4,208               4,626
  Interest                                                                        782                 629
                                                                               80,257              86,970

    Income before income taxes                                                    962                 675

Provision for income taxes                                                        370                 267

    Net income                                                                $   592             $   408


Income per common and common equivalent share                                 $   .11             $   .07

Weighted average common and common equivalent
 shares outstanding                                                             5,511               5,550




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                        Three months ended March 31, 1994

                                 (In thousands)

                                         Additional        Pension                                             Total
                              Common       paid-in       liabilities       Accumulated        Treasury     stockholders'
                               stock       capital        adjustment         deficit            stock         deficit


Balance at
 December 31, 1993               $6,244         $18,803        $(35,317)          $(40,047)        $(591)         $(50,908)

Net income                         -               -               -                   408           -                 408

Issuance of common
 stock                               60             452            -                  -              622             1,134

Purchase of treasury
 stock                             -               -               -                  -              (43)              (43)

Pension adjustment                 -               -             (2,253)              -              -              (2,253)

Balance at
 March 31, 1994                  $6,304         $19,255        $(37,570)          $(39,639)        $ (12)         $(51,662)




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                Three months ended
                                                              March 31,
                                                          1993        1994

Cash flows from operating activities:
  Net income                                                                        $    592        $    408
  Adjustments:
    Depreciation                                                                       2,939           3,131
    Noncash OPEB cost                                                                    617             448
    Other, net                                                                          (166)            (92)
    Change in assets and liabilities:
      Accounts and notes receivable                                                  (12,853)        (10,727)
      Inventories                                                                      2,765          (1,154)
      Accounts payable                                                                 2,252             (81)
      Other, net                                                                        (366)            920

        Total adjustments                                                             (4,812)         (7,555)

      Net cash used by operating activities                                           (4,220)         (7,147)

Cash flows from investing activities -

  capital expenditures                                                                (1,751)         (2,003)

Cash flows from financing activities:
  Revolving credit facility, net                                                       6,946           9,284
  Other notes payable and long-term debt:
    Additions                                                                             23             133
    Principal payments                                                                  (925)           (736)
  Common stock issued (purchased), net                                                   (73)            469

   Net cash provided by financing activities                                           5,971           9,150

      Net change in cash and cash equivalents                                           -               -

Cash and cash equivalents at beginning of period                                        -               -

Cash and cash equivalents at end of period                                          $   -           $   -

Supplemental disclosures
  Cash paid for:
    Interest, net of amount capitalized                                             $    812        $    603
    Income taxes                                                                          66              24
  Treasury stock contributed to employee benefit plan                                    -               622

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

    Keystone Consolidated Industries, Inc. (the "Company") is a majority-owned subsidiary of Contran Corporation ("Contran"). At March 31, 1994, Contran held, directly or indirectly, approximately 62% of the Company's outstanding common stock.

    The consolidated balance sheet at December 31, 1993 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1994 and the consolidated statements of operations and cash flows for the interim periods ended March 31, 1993 and 1994, and the consolidated statement of stockholders' deficit for the interim period ended March 31, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

    Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or
omitted.   The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "Annual Report").

Note 2 - Income per share:

    Income per share is based on the weighted average number of common and common equivalent shares outstanding during each period.

Note 3 - Inventories:

    Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 73% of inventories held at March 31, 1994 (71% at December 31, 1993) and the first-in, first-out or average cost methods are used to determine the cost of all other inventories.

                                                                     December 31,         MARCH 31,
                                                                         1993               1994
                                                                                  (In thousands)

Raw materials                                                                $ 9,944             $ 9,191
Work in process                                                                9,963              11,329
Finished products                                                             14,250              15,329
Supplies                                                                      14,115              13,577
                                                                              48,272              49,426
Less LIFO reserve                                                             12,728              12,728

                                                                             $35,544             $36,698

Note 4 - Notes payable and long-term debt:

                                                                     December 31,          MARCH 31,
                                                                         1993                1994
                                                                                  (In thousands)
Commercial credit agreements:
  Revolving credit facility                                                   $ 3,911             $13,195
  Term loan                                                                    19,439              18,883
Other                                                                           3,840               3,793
                                                                               27,190              35,871
  Less current maturities                                                       8,148              17,394

                                                                              $19,042             $18,477


    The Company maintains a $35 million revolving credit facility which matures December 31, 1996, is collateralized primarily by the Company's trade receivables and inventories, and bears interest at the prime rate plus 1.5% (an effective rate of 7.5% at March 31, 1994). The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit (approximately $.4 million at March 31, 1994). At March 31, 1994, the available borrowings under this credit facility were $21.4 million. This credit facility requires that the Company's daily cash receipts be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances.

    The Company's term loan with the financial institution that provides the Company's revolving credit facility bears interest at the prime rate plus 1% and is due in installments through December 31, 1996. The loan requires compliance with the restrictive covenants, security agreement and certain other terms of the revolving credit facility, is further collateralized by the Company's property, plant and equipment, and becomes due and payable if the Company terminates its revolving credit facility.

    The Company's credit agreements contain restrictive covenants including a prohibition against the payment of dividends without lender consent and certain minimum working capital and net worth requirements.

Note 5 - Income taxes:

    The difference between the provision for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate is primarily related to state income taxes. The components of the net deferred tax asset are summarized below.

                                                                                    Deferred tax
                                                                                assets (liabilities)
                                                                       December 31,           March 31,
                                                                           1993                 1994
                                                                                   (In thousands)

Tax effect of temporary differences relating to:
  Inventories                                                                   $  1,623            $  1,666
  Property and equipment                                                         (11,845)            (11,383)
  Accrued pension cost                                                            18,206              18,970
  Accrued OPEB cost                                                               40,396              40,571
  Accrued liabilities and other deductible
   differences                                                                     6,978               7,421
  Other taxable differences                                                         (583)               (584)
  Net operating loss carryforwards                                                 2,376               1,675
  Alternative minimum tax credit carryforwards                                     6,342               6,773
Valuation allowance                                                              (30,000)            (30,000)

    Net deferred tax asset                                                        33,493              35,109

Less current deferred tax asset                                                    5,437               4,776

Noncurrent deferred tax asset                                                   $ 28,056            $ 30,333

    There was no change in the deferred tax valuation allowance during the first three months of 1993 or 1994.

Note 6 - Pension plans:

    Variances from actuarial assumptions, including the rate of return on pension plan assets, will continue to result in additional increases or decreases in accrued pension costs, deferred taxes, stockholders' deficit, pension expense and related funding requirements in future periods.

    During the early 1980's the Company received permission from the Internal Revenue Service to defer certain annual pension plan contributions aggregating $32 million. At March 31, 1994, the remaining balance of such deferred contributions was approximately $12.5 million. The deferred amounts, with interest, are payable to the plans through 2000 and are collateralized by a lien on all of the Company's assets.

Note 7 - Contingencies:

Environmental matters

    As discussed in the Annual Report, the Company is involved in the closure of inactive waste disposal units as well as the long-term storage or disposal of radioactive arc dust at its Peoria, Illinois facility. In addition, the Company is subject to federal and state "Superfund" legislation at three sites involving cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. The Company has accrued its estimated costs related to these issues. The Company believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the "Superfund" sites and has recorded receivables for the estimated insurance recoveries. There were no significant changes in the status of these environmental matters during the first quarter of 1994.

Current litigation

     As discussed in the Annual Report, in 1983 and 1984, the Company satisfied a portion of its funding obligations to the Keystone Master Pension Trust through the contribution of certain real property that the IRS contended were prohibited transactions. In May 1993, the U.S. Supreme Court reversed lower court decisions favorable to the Company and remanded the case to the tax court to determine the amount due. During 1993, the Company accrued $7.1 million for the estimated costs of the 5% nondeductible excise taxes and related interest. In addition, to avoid a second tier $9.6 million excise tax, the Company made a "correction" payment of $2.3 million to its pension plans in June 1993. The Company is currently negotiating a settlement of this matter with the IRS and has reached a preliminary understanding whereby the amount of excise taxes and related interest will be reduced by approximately $4 million and the Company will make an additional "correction" payment of $3.3 million to its pension plans. Should this preliminary understanding become the final settlement, the Company would recognize, as a change in estimate, an approximate $2.5 million after-tax reduction in previously-recorded expense.

    Also as discussed in the Annual Report, the Company is involved in an adversary proceeding against the Company relating to the bankruptcy of the purchaser of two former divisions of the Company. The Company believes the adversary proceeding is without merit and intends to vigorously defend its interests. There was no significant change in the status of this litigation during the first quarter of 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

    The Company's cash flows from operating activities are affected by the seasonality of its business which resulted in increases in accounts receivable and the outstanding balance under its revolving credit facility during the first three months of both 1993 and 1994. The increases in accounts receivable were also due partially to lower year-end accounts receivable balances resulting from the normal two-week December shutdown for maintenance and repairs at the Peoria, Illinois facility. In addition, cash used by operating activities was higher during the first quarter of 1994 due principally to increases in pension contributions and inventory levels, decreased accounts payable and lower income from operations compared to the 1993 period.

    Pension contributions during the first three months of 1994 amounted to $3.4 million, an increase of $1.6 million from the 1993 period. The Company currently expects to contribute an additional $15.8 million during the remainder of 1994 for a total of $19.2 million compared to total pension contributions in 1993 of $15.0 million. Pension contributions in 1993 included the additional $2.3 million payment to the pension plans made in 1993 in order to avoid a second tier excise tax related to the adverse May 1993 U.S. Supreme Court decision (see Note 7 to the Consolidated Financial Statements). The higher pension contributions in 1994 include approximately $3 million of planned contributions in excess of expected minimum funding requirements and the possible $3.3 million additional contribution discussed in Note 7 to the Consolidated Financial Statements.

    At March 31, 1994, the Company's working capital was $7.5 million. Notes payable and current maturities of long-term debt, deductions in the computation of such working capital, aggregated $17.4 million at March 31, 1994, and included outstanding borrowings of $13.2 million under the Company's $35 million
revolving credit facility.   The amount of available borrowings is based on
formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit, and additional available borrowings were $21.4 million at March 31, 1994. The revolving credit facility requires that the Company's daily cash receipts be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances. Borrowings under the revolving credit facility currently mature December 31, 1996.

    Capital expenditures in 1994 are currently estimated to be approximately $18 million for the full year, including approximately $5 million related to information processing systems at the Company's Peoria, Illinois facility and $2 million related to environmental items.

    For 1994, management has budgeted profitable results of operations with sufficient cash flows from operations and financing activities to meet its anticipated operating needs. This budget is based upon management's assessment of various financial and operational factors including, but not limited to, assumptions relating to product shipments, product mix, foreign competition, and selling prices; production schedules; productivity rates; raw materials, electricity, labor, employee benefit and other fixed and variable costs; working capital requirements; interest rates; repayments of long-term debt; capital expenditures; and available borrowings under the Company's revolving credit facility. However, potential liabilities under environmental laws and regulations with respect to the disposal and clean-up of wastes beyond present estimates, any significant increases in the required minimum fundings to the Company's pension funds or in the cost of providing medical coverage to active and retired employees, could have a material adverse affect on the future liquidity, financial condition and results of operations of the Company. Additionally, any significant decline in the Company's markets or market share, any inability to maintain satisfactory billet and rod production levels, or any other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing.

RESULTS OF OPERATIONS:

    The Company's operations are the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets. Historically, the Company has experienced greater sales and profits during the first half of the year due to the seasonality of sales in principal wire products markets, including the agricultural and construction markets.

    Net sales for the first quarter of $87.6 million represents an increase of 8% over the comparable 1993 quarter primarily due to higher selling prices.
Tons of product sold were comparable in both periods with wire and wire products sales increasing 2% to 105,000 tons and rod sales decreasing 4% to 68,000 tons. Despite higher product selling prices in 1994, margins and net income declined due principally to the continued high cost of scrap steel, the Company's primary raw material, increased pressure from imports on certain product selling prices, and inclement weather resulting in production outages and increased costs.

    During the first quarter of 1994, billet production of 151,000 tons was comparable to the 1993 period, whereas steel rod production increased 4% to 171,000 tons, or 91% of the currently estimated capacity. During the first quarters of 1994 and 1993, the Company purchased 30,000 and 26,000 tons of billets, respectively, for conversion to rods.

    Scrap steel costs in the first quarter of 1994 were approximately 34% higher than one year ago but are currently expected to decline from current levels during the second quarter. A cost decline could help the Company to reestablish historic gross profit margins later in the year.

    Selling, general and administrative expenses, as a percentage of net sales, were comparable in both periods.

    Interest expense declined in the 1994 period due primarily to lower interest rates and lower average borrowing levels.

PART II.

ITEM 1. Legal Proceedings

    Reference is made to disclosure provided under the caption "Current litigation" in Note 14 to the Consolidated Financial Statements included in the Annual Report.

ITEM 6. Exhibits and Reports on Form 8-K.

(b) Reports on Form 8-K filed during the quarter ended March 31, 1994:

    None.


                       S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Keystone Consolidated Industries, Inc.
                                             (Registrant)


Date:  May 9, 1994              By /s/Harold M. Curdy
                                  Harold M. Curdy
                                  Vice President - Finance/Treasurer
                                  (Principal Financial Officer)


Date:  May 9, 1994              By /s/Bert E. Downing, Jr.
                                  Bert E. Downing, Jr.
                                  Corporate Controller
                                  (Principal Accounting Officer)




                       S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Keystone Consolidated Industries, Inc.
                                            (Registrant)


Date:  May 9, 1994              By ___________________________________
                                   Harold M. Curdy
                                   Vice President - Finance/Treasurer
                                   (Principal Financial Officer)



Date:  May 9, 1994              By ___________________________________
                                   Bert E. Downing, Jr.
                                   Corporate Controller
                                   (Principal Accounting Officer)