Form 10-Q
period 1994-06-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1994-08-04
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1994

Commission file number 1-3919


                      KEYSTONE CONSOLIDATED INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    37-0364250
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


 5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, TX.  75240-2697
(Address of principal executive offices)                            (Zip Code)



Registrant's telephone number, including area code:        (214) 458-0028

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X                  No _____

Number of shares of common stock outstanding at August 1, 1994:  5,592,751

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                           Page
                                                          number

PART I.      FINANCIAL INFORMATION

  Item 1.        Financial Statements

             Consolidated Balance Sheets - December 31, 1993
              and June 30, 1994                                            3-4

             Consolidated Statements of Operations - Three months

              and six months ended June 30, 1993 and 1994                    5

             Consolidated Statement of Stockholders' Deficit - Six
              months ended June 30, 1994                                     6

             Consolidated Statements of Cash Flows - Six months
              ended June 30, 1993 and 1994                                   7

             Notes to Consolidated Financial Statements
                                                                          8-12

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    13-15


PART II.         OTHER INFORMATION

  Item 1.        Legal Proceedings                                          16

  Item 6.        Exhibits and Reports on Form 8-K                           16


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                            December 31,         JUNE 30,
              ASSETS                                                            1993               1994


Current assets:
  Notes and accounts receivable                                                     $ 38,513        $ 49,294
  Accounts receivable from affiliates                                                   -                103
  Inventories                                                                         35,544          35,718
  Deferred income taxes                                                                5,437           4,393
  Prepaid expenses and other                                                           1,257             252

     Total current assets                                                             80,751          89,760

Property, plant and equipment                                                        222,601         228,389
Less accumulated depreciation                                                        141,832         148,026

     Net property, plant and equipment                                                80,769          80,363

Other assets:
  Intangible pension asset                                                            12,067          11,157
  Deferred income taxes                                                               28,056          30,173
  Other                                                                                5,011           5,209

     Total other assets                                                               45,134          46,539

                                                                                    $206,654        $216,662



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.

                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


                                                                        December 31,         JUNE 30,
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           1993               1994


Current liabilities:
  Notes payable and current maturities of
   long-term debt                                                               $  8,148          $ 15,604
  Accounts payable                                                                24,189            28,822
  Accounts payable to affiliates                                                     111              -
  Accrued pension cost                                                             9,556             8,576
  Accrued OPEB cost                                                                7,243             7,370
  Other accrued liabilities                                                       25,119            20,981

     Total current liabilities                                                    74,366            81,353

Noncurrent liabilities:
  Long-term debt                                                                  19,042            17,648
  Accrued pension cost                                                            60,102            63,715
  Accrued OPEB cost                                                               96,336            96,772
  Other                                                                            7,716             6,537

     Total noncurrent liabilities                                                183,196           184,672

Stockholders' equity (deficit):
  Common stock                                                                     6,244             6,304
  Additional paid-in capital                                                      18,803            19,255
  Pension liabilities adjustment                                                 (35,317)          (41,110)
  Accumulated deficit                                                            (40,047)          (33,800)
  Treasury stock, at cost                                                           (591)              (12)

     Total stockholders' deficit                                                 (50,908)          (49,363)

                                                                                $206,654          $216,662




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                     (In thousands, except per share data)

                                                    Three months ended             Six months ended
                                          June 30,                      June 30,
                                       1993      1994               1993      1994

Revenues and other income:
  Net sales                                              $95,822       $102,549      $176,952       $190,129
  Other                                                        7             62            96            127
                                                          95,829        102,611       177,048        190,256

Costs and expenses:
  Cost of goods sold                                      86,632         90,515       160,607        170,877
  Selling                                                  1,211          1,193         2,503          2,546
  General and administrative                               7,454          4,476        11,662          9,102
  Interest - notes payable and
   long-term debt                                            747            738         1,529          1,367
  Interest (credit) related to
   excise tax                                              3,642         (3,853)        3,642         (3,853)
                                                          99,686         93,069       179,943        180,039

   Income (loss) before income taxes                      (3,857)         9,542        (2,895)        10,217

Provision for income taxes (benefit)                        (267)         3,703           103          3,970

      Net income (loss)                                  $(3,590)      $  5,839      $ (2,998)      $  6,247


Income (loss) per common and
 common equivalent share                                 $  (.65)      $   1.04      $   (.54)      $   1.11

Weighted average common and common
 equivalent shares outstanding                             5,499          5,613         5,506          5,581




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                         Six months ended June 30, 1994

                                 (In thousands)



                                           Additional        Pension                                              Total
                               Common        paid-in       liabilities       Accumulated         Treasury     stockholders'
                                stock        capital       adjustment          deficit             stock         deficit

Balance at
 December 31, 1993                 $6,244         $18,803        $(35,317)           $(40,047)        $(591)         $(50,908)

Net income                           -               -               -                  6,247           -               6,247

Issuance of common
  stock                                60             452            -                   -              622             1,134

Purchase of treasury
  stock                              -               -               -                   -              (43)              (43)

Pension adjustment                   -               -             (5,793)               -              -              (5,793)

Balance at
 June 30, 1994                     $6,304         $19,255        $(41,110)           $(33,800)        $ (12)         $(49,363)




                                  KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                             AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)

                                                                              Six months ended
                                                            June 30,
                                                      1993          1994

Cash flows from operating activities:
  Net income (loss)                                                            $(2,998)           $  6,247
  Adjustments:
    Depreciation                                                                 6,045               6,489
    Noncash OPEB cost                                                              575                 563
    Other, net                                                                    (672)              2,801
    Change in assets and liabilities:
      Accounts and notes receivable                                             (8,041)            (11,054)
      Inventories                                                                5,666                (174)
      Accounts payable                                                           2,342               4,522
      Accrued pension cost                                                      (3,103)             (5,954)

      Other, net                                                                 6,782              (3,881)
        Total adjustments                                                        9,594              (6,688)

      Net cash provided (used) by operating
       activities                                                                6,596                (441)

Cash flows from investing activities -
  capital expenditures                                                          (3,239)             (6,090)

Cash flows from financing activities:
  Revolving credit facility, net                                                (1,464)              7,502
  Other notes payable and long-term debt:
    Additions                                                                       23                 163
    Principal payments                                                          (1,714)             (1,603)
  Common stock issued (purchased), net                                            (202)                469

      Net cash provided (used) by financing
        activities                                                              (3,357)              6,531

        Net change in cash and cash equivalents                                   -                   -

Cash and cash equivalents at beginning of period                                  -                   -

Cash and cash equivalents at end of period                                    $   -               $   -

Supplemental disclosures
  Cash paid for:
    Interest, net of amount capitalized                                       $  1,596            $  1,362
    Income taxes                                                                   465               1,028
  Treasury stock contributed to employee benefit
    plan                                                                      $   -               $    622


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

    Keystone Consolidated Industries, Inc. (the "Company") is a majority-owned subsidiary of Contran Corporation ("Contran"). Contran holds, directly or indirectly, approximately 65% of the Company's outstanding common stock.

    The consolidated balance sheet at December 31, 1993 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1994 and the consolidated statements of operations and cash flows for the interim periods ended June 30, 1993 and 1994, and the consolidated statement of stockholders' deficit for the interim period ended June 30, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

Note 2 - Income (loss) per share:

    Income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding.

Note 3 - Inventories:

    Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 72% of inventories held at June 30, 1994 (71% at December 31, 1993) and the first-in, first-out or average cost methods are used to determine the cost of all other inventories.

                                                                   December 31,           JUNE 30,
                                                                       1993                 1994
                                                                                (In thousands)

Raw materials                                                                $ 9,944            $ 11,551
Work in process                                                                9,963              11,198
Finished products                                                             14,250              11,883
Supplies                                                                      14,115              13,814
                                                                              48,272              48,446
Less LIFO reserve                                                             12,728              12,728

                                                                             $35,544            $ 35,718

Note 4 - Notes payable and long-term debt:

                                                                   December 31,           JUNE 30,
                                                                       1993                 1994
                                                                                (In thousands)
Commercial credit agreements:
  Revolving credit facility                                                  $ 3,911             $11,413
  Term loan                                                                   19,439              18,050
Other                                                                          3,840               3,789
                                                                              27,190              33,252
  Less current maturities                                                      8,148              15,604

                                                                             $19,042             $17,648

    The Company maintains a $35 million revolving credit facility which matures December 31, 1996, is collateralized primarily by the Company's trade receivables and inventories, and bears interest at the prime rate plus 1.5% (an effective rate of 8.75% at June 30, 1994). The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit (approximately $.4 million at June 30, 1994). At June 30, 1994, the available borrowings under this credit facility were $23.2 million. This credit facility requires that the Company's daily cash receipts be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances.

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


Note 5 - Income taxes:

    The difference between the provision for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate is primarily related to state income taxes and, in the 1993 periods, nondeductible excise taxes of approximately $3 million (see Note 7).

                                                                                    Deferred tax
                                                                                assets (liabilities)
                                                                       December 31,            June 30,
                                                                           1993                 1994
                                                                                   (In thousands)

Tax effect of temporary differences relating to:
  Inventories                                                                   $  1,623            $  1,705
  Property and equipment                                                         (11,845)            (11,154)
  Accrued pension cost                                                            18,206              18,967
  Accrued OPEB cost                                                               40,396              40,616
  Accrued liabilities and other deductible
   differences                                                                     6,978               6,550
  Other taxable differences                                                         (583)               (584)
  Net operating loss carryforwards                                                 2,376                 820
  Alternative minimum tax credit carryforwards                                     6,342               7,646
Valuation allowance                                                              (30,000)            (30,000)

    Net deferred tax asset                                                        33,493              34,566

Less current deferred tax asset                                                    5,437               4,393

Noncurrent deferred tax asset                                                   $ 28,056            $ 30,173


       There was no change in the valuation allowance during the first half of 1993 or 1994.

Note 6 - Pension costs:

    Variances from actuarial assumptions, including the rate of return on pension plan assets, will continue to result in additional increases or decreases in accrued pension costs, deferred taxes, stockholders' deficit, pension expense and minimum funding requirements in future periods.

    During the early 1980's the Company received permission from the Internal Revenue Service (the "IRS") to defer certain annual pension plan contributions aggregating $32 million. At June 30, 1994, the remaining balance of such deferred contributions was approximately $11.5 million. The deferred amounts, with interest, are payable to the plans through 2000 and are collateralized by a lien on all of the Company's assets.

Note 7 - Excise tax settlement:

    As discussed in the Annual Report, in 1983 and 1984, the Company satisfied a portion of its funding obligations to the Keystone Master Pension Trust (the "Keystone Trust") with contributions of certain real property that the IRS contended were prohibited transactions. In May 1993, the U.S. Supreme Court reversed lower court decisions favorable to the Company and ruled the contributions were prohibited transactions. The case was remanded to the Tax Court to determine the amount due. During 1993, the Company accrued an aggregate of $7.1 million for the estimated cost of the 5% nondeductible excise taxes and related interest. In addition, to avoid a second tier $9.6 million excise tax, the Company made a "correction" payment of $2.3 million to its pension plans in June 1993.

    In June 1994, the Company and the IRS agreed on the amount due and entered into a Closing Agreement which was approved by the Tax Court in July 1994. Pursuant to the terms of the Closing Agreement, the Company made an additional "correction" payment of approximately $3.3 million to its pension plans in June 1994, and agreed to pay $3.1 million in excise tax and accrued interest over a two-year period beginning in June 1994. As a result, 1994 results include a $4 million reduction in previously accrued expenses related to this matter.

Note 8 - Contingencies:

Environmental matters

    As discussed in the Annual Report, the Company is involved in the closure of inactive waste disposal units as well as the disposal of radioactive electric furnace dust at its Peoria, Illinois facility. In addition, the Company is subject to federal and state "Superfund" legislation at three sites involving cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by former operations of the Company. The Company has accrued its estimated costs related to these issues ($7.8 million at June 30, 1994). The Company believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the "Superfund" sites and has recorded receivables for the estimated insurance recoveries.

    As discussed in the Annual Report, the United States has filed an action against five potential responsible parties ("PRPs"), including a former subsidiary of the Company, seeking to recover investigation and remediation costs incurred by the United States Environmental Protection Agency ("U.S. EPA") at the Byron Salvage Yard, located in Byron, Illinois. Neither the Company nor the other designated PRPs have performed an investigation of the nature and extent of the contamination at the Byron Site. U.S. EPA has possession of the site and conducted the remedial investigation, but has not yet released a feasibility study that would enable the PRPs to identify or estimate the cost of an appropriate remedy or remedies. In July 1993, the U.S. EPA made available for inspection records evidencing approximately $10 million in investigation and remediation costs incurred at the site and produced copies of the laboratory results of groundwater samples taken as a part of the remedial investigation. During the second quarter of 1994, U.S. EPA released its remedial investigation study showing soil contamination, however U.S. EPA has not completed a feasibility study or risk assessment for the site. Until U.S. EPA releases its final Record of Decision, the Company will not know whether U.S. EPA will require any further remediation measures. The Company accrued its $500,000 estimated share of the documented investigation and remediation costs during 1993. There were no other significant changes in the status of these environmental matters during the first six months of 1994.

Current litigation

    As discussed in the Annual Report, the Company is involved in an adversary proceeding against the Company relating to the bankruptcy of the purchaser of two former divisions of the Company. The Company believes the adversary proceeding is without merit and intends to vigorously defend its interests. There was no significant change in the status of this litigation during the first half of 1994.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

    The Company's cash flows from operating activities are affected by the seasonality of its business which resulted in increases in accounts receivable and accounts payable during the first half of both 1993 and 1994. The increases in accounts receivable were also due partially to lower year-end accounts receivable balances resulting from the normal two-week December shutdown for maintenance and repairs at the Peoria, Illinois facility. In addition, cash used by operating activities during the first half of 1994 included a $1 million excise tax payment and increased pension contributions.

    Pension contributions during the first half of 1994 amounted to $10.7 million, an increase of $2.9 million from the 1993 period. The Company currently estimates an additional $9.3 million will be contributed during the remainder of 1994 for a total of $20 million compared to total pension contributions in 1993 of $15 million. The higher pension contributions in 1994 include $3 million of planned contributions in excess of expected minimum funding requirements. Pension contributions for calendar 1994 and 1993 include $3.3 million and $2.3 million, respectively, resulting from settlement of the excise tax litigation (see Note 7 to the Consolidated Financial Statements).

    At June 30, 1994, the Company had working capital of $8.4 million. Notes payable and current maturities of long-term debt, deductions in the computation of such working capital, aggregated $15.6 million at June 30, 1994, and included outstanding borrowings of $11.4 million under the Company's $35 million revolving credit facility. The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit, and additional available borrowings were $23.2 million at June 30, 1994. The revolving credit facility requires the Company's daily cash receipts be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances. Borrowings under the revolving credit facility currently mature December 31, 1996.

    Capital expenditures in the first half of 1994 were $6.1 million and are currently estimated to be approximately $13 million for the full year, including approximately $5 million related to information processing systems at the Company's Peoria, Illinois facility and $2 million for environmental items.

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

RESULTS OF OPERATIONS:

    The Company's operations are the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets. Historically, the Company has experienced greater sales and profits during the first half of the year due principally to the seasonality of sales in principal wire products markets, including the agricultural and construction markets.

    During the first half of 1994, billet production at the Peoria steel mill of 321,000 tons and steel rod production of 355,000 tons approximated production in the 1993 period. As the Company's billet production capacity is less than its rod production capacity, the Company periodically purchases billets from other suppliers to increase the utilization of the rod mill and thus assure the Company's ability to meet its customers' orders. The decision to purchase billets depends on billet prices, product demand and other market conditions. During the first half of 1994 the Company purchased 54,000 tons of billets compared to 60,000 tons purchased in the first half of 1993. Currently, 10,000 tons of billets are expected to be purchased during the third quarter of 1994 compared to 28,000 tons purchased during the third quarter of 1993.

    Net sales for the second quarter of 1994 increased $6.7 million, or 7%, from the comparable 1993 period. Tons of rod sold decreased 6.6% (85,000 tons compared to 91,000 tons), while tons of wire and wire products sold increased 5.2% (121,000 tons compared to 115,000 tons). Of the 5.2% increase in wire and wire products tonnage, wire tonnage increased 8.2% and wire products tonnage increased 2.6%. Wire is generally sold at a lower selling price per ton than wire products. Wire and wire products selling prices increased 3.7% and rod selling prices increased 10.1% during the second quarter of 1994 as compared to the second quarter of 1993.

    Net sales for the first half of 1994 increased $13.2 million, or 7.4%, from the comparable 1993 period. Tons of rod sold decreased 6.1% (153,000 tons compared to 163,000 tons), while tons of wire and wire products sold increased 3.7% (226,000 tons compared to 218,000 tons). Of the 3.7% increase in wire and wire products tonnage, wire tonnage increased 9.5% and wire products tonnage was comparable to the 1993 period. Wire and wire products selling prices increased 3.6% and rod selling prices increased 14.4% during the first half of 1994 as compared to the first half of 1993.

    Gross profit was $12 million for the second quarter of 1994, an increase of $2.8 million as gross profit margins increased to 11.7%, up from 9.6% in the comparable 1993 period. Gross profit was $19.2 million for the first half of 1994, an increase of $2.9 million, as year-to-date gross profit margins increased to 10.1% from 9.2% one year ago. These comparative margin improvements were achieved despite significantly higher costs for scrap steel, the Company's primary raw material. Higher product selling prices and lower rod conversion costs in 1994 were partially offset by the higher scrap costs and inclement weather during the first quarter resulting in production outages and increased costs. Gross profit in the 1993 periods also reflected a second quarter charge of approximately $1.2 million for a one-time payment of $1,000 per union member, pursuant to the May 1993 collective bargaining agreement with the Independent Steel Worker's Alliance ("ISWA") at the Company's Peoria, Illinois facility. The ISWA represents 1,239 employees, or approximately 60% of the Company's total employees.

    Scrap prices have risen significantly since the beginning of 1993, and were approximately 21.3% and 26.4% higher during the second quarter and first half, respectively, of 1994 as compared to the 1993 periods. Scrap steel costs are currently expected to stabilize at current levels which could help the Company reestablish historic gross profit margins during the second half of 1994.

    Selling expenses, as a percentage of net sales, were comparable between the 1994 and 1993 periods. General and administrative expenses were $4.5 million and $9.1 million for the second quarter and first half of 1994, respectively, representing decreases of $3 million and $2.6 million over the comparable 1993 amounts. The 1993 periods include the $3.2 million charge for excise taxes resulting from the adverse U.S. Supreme Court decision. See Note 7 to the Consolidated Financial Statements.

    The difference between the provision for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate is primarily related to state income taxes and, in the 1993 periods, the nondeductible excise taxes of approximately $3 million.


PART II.

ITEM 1. Legal Proceedings

    Reference is made to disclosure provided under the caption "Current litigation" in Note 14 to the Consolidated Financial Statements included in the Annual Report.

    Note 8 to the Consolidated Financial Statements is incorporated herein by reference.

ITEM 6. Exhibits and Reports on Form 8-K.

(b) Reports on Form 8-K filed during the quarter ended June 30, 1994:

    None.


                       S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Keystone Consolidated Industries, Inc.
                                             (Registrant)


Date:  August 2, 1994           By /s/Harold M. Curdy
                                  Harold M. Curdy
                                  Vice President - Finance/Treasurer
                                  (Principal Financial Officer)


Date:  August 2, 1994           By /s/Bert E. Downing, Jr.
                                  Bert E. Downing, Jr.
                                  Corporate Controller
                                  (Principal Accounting Officer)




                       S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Keystone Consolidated Industries, Inc.
                                            (Registrant)


Date:  August 2, 1994           By ___________________________________
                                   Harold M. Curdy
                                   Vice President - Finance/Treasurer
                                   (Principal Financial Officer)



Date:  August 2, 1994           By ___________________________________
                                   Bert E. Downing, Jr.
                                   Corporate Controller
                                   (Principal Accounting Officer)