Form 10-Q
period 1994-09-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1994-11-14
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1994

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

                 Yes   X                   No _____

Number of shares of common stock outstanding at October 31, 1994:  5,592,751

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX



                                                            Page

                                                           number

PART I.      FINANCIAL INFORMATION

  Item 1.        Financial Statements

             Consolidated Balance Sheets - December 31, 1993
              and September 30, 1994                               3-4

             Consolidated Statements of Operations - Three months
              and nine months ended September 30, 1993 and 1994      5

             Consolidated Statements of Cash Flows - Nine months
              ended September 30, 1993 and 1994                      6

             Consolidated Statement of Stockholders' Deficit - Nine
              months ended September 30, 1994                        7

             Notes to Consolidated Financial Statements           8-11

  Item 2.        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                12-14


PART II.         OTHER INFORMATION

  Item 1.        Legal Proceedings                                  15

  Item 6.        Exhibits and Reports on Form 8-K                   15

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                      December 31,         SEPTEMBER 30,
              ASSETS                                                      1993                  1994

Current assets:
  Notes and accounts receivable                                               $ 38,513            $ 44,958
  Inventories                                                                   35,544              34,943
  Deferred income taxes                                                          5,437               3,896
  Prepaid expenses                                                               1,257               1,551

     Total current assets                                                       80,751              85,348

Property, plant and equipment                                                  222,601             230,975
Less accumulated depreciation                                                  141,832             150,923

     Net property, plant and equipment                                          80,769              80,052

Other assets:
  Intangible pension asset                                                      12,067              10,702
  Deferred income taxes                                                         28,056              29,635
  Other                                                                          5,011               4,861

     Total other assets                                                         45,134              45,198
                                                                              $206,654            $210,598






                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.

                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

                                                                       December 31,      SEPTEMBER 30,
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          1993               1994

Current liabilities:
  Notes payable and current long-term debt                                   $  8,148              $ 11,252

  Accounts payable                                                             24,189                28,175
  Accounts payable to affiliates                                                  111                 -
  Accrued pension cost                                                          9,556                 7,817
  Accrued OPEB cost                                                             7,243                 7,433
  Accrued excise tax and related interest                                       7,120                 1,033
  Other accrued liabilities                                                    17,999                20,177

     Total current liabilities                                                 74,366                75,887

Noncurrent liabilities:
  Long-term debt                                                               19,042                16,195
  Accrued pension cost                                                         60,102                61,925
  Accrued OPEB cost                                                            96,336                97,280
  Accrued excise tax and related interest                                        -                    1,033
  Other                                                                         7,716                 5,947

     Total noncurrent liabilities                                             183,196               182,380

Stockholders' equity (deficit):
  Common stock                                                                  6,244                 6,313
  Additional paid-in capital                                                   18,803                19,393
  Pension liabilities adjustment                                              (35,317)              (41,120)
  Accumulated deficit                                                         (40,047)              (32,243)
  Treasury stock, at cost                                                        (591)                  (12)

     Total stockholders' deficit                                              (50,908)              (47,669)

                                                                             $206,654              $210,598




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                     (In thousands, except per share data)

                                                    Three months ended            Nine months ended
                                        September 30,                 September 30,
                                       1993      1994               1993      1994

Revenues and other income:
  Net sales                                              $86,361        $87,571      $263,313       $277,700
  Other                                                      250              7           346            134
                                                          86,611         87,578       263,659        277,834

Costs and expenses:
  Cost of goods sold                                      77,349         78,939       237,956        249,816
  Selling                                                  1,279          1,223         3,782          3,769
  General and administrative                               4,139          4,119        15,801         13,221
  Interest - notes payable and
   long-term debt                                            583            724         2,113          2,091
  Interest (credit) related to
   excise tax                                                156           -            3,797         (3,853)
                                                          83,506         85,005       263,449        265,044

   Income before income taxes                              3,105          2,573           210         12,790

Provision for income taxes (benefit)                         (86)         1,016            17          4,986

      Net income                                         $ 3,191        $ 1,557      $    193       $  7,804


Income per common and common
 equivalent share                                        $   .58        $   .28      $    .04       $   1.39

Weighted average common and common
 equivalent shares outstanding                             5,489          5,626         5,500          5,596





                    KEYSTONE CONSOLIDATED INDUSTRIES, INC.

                               AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Nine months ended
                                                          September 30,
                                                      1993          1994
                                                                                                   <c

Cash flows from operating activities:
  Net income                                                                   $   193             $ 7,804
  Depreciation                                                                   8,919               9,550
  Noncash OPEB cost                                                              1,206               1,134
  Deferred taxes                                                                (1,369)              3,673
  Other, net                                                                        16                 270
                                                                                 8,965              22,431
  Change in assets and liabilities:
    Notes and accounts receivable                                               (4,686)             (6,678)
    Inventories                                                                  3,514                 601
    Accounts payable                                                             5,259               3,875
    Accrued pension cost                                                        (5,654)             (8,065)
    Accrued excise tax and related interest                                      6,960              (5,054)
    Other, net                                                                   1,352                 887

     Net cash provided by operating activities                                  15,710               7,997

Cash flows from investing activities:
  Capital expenditures                                                          (4,473)             (8,876)
  Proceeds from disposition of property and
   equipment                                                                       402                   6

      Net cash used by investing activities                                     (4,071)             (8,870)

Cash flows from financing activities:
  Revolving credit facility, net                                                (8,446)              3,147
  Other notes payable and long-term debt:
    Additions                                                                       91                 200
    Principal payments                                                          (2,967)             (3,090)
  Common stock issued (purchased), net                                            (317)                616

      Net cash provided (used) by financing
        activities                                                             (11,639)                873

        Net change in cash and cash equivalents                                   -                   -

Cash and cash equivalents at beginning of period                                  -                   -

Cash and cash equivalents at end of period                                    $   -                $  -

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized                                       $  2,336             $ 2,199
    Income taxes                                                                   465               1,593
  Treasury stock contributed to employee
    benefit plan                                                              $    -               $   622

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                      Nine months ended September 30, 1994

                                 (In thousands)




                                           Additional        Pension                                              Total
                               Common        paid-in       liabilities       Accumulated         Treasury     stockholders'
                                stock        capital       adjustment          deficit             stock         deficit

Balance at
 December 31, 1993                 $6,244         $18,803        $(35,317)           $(40,047)        $(591)         $(50,908)

Net income                           -               -               -                  7,804           -               7,804

Issuance of common
  stock                                69             590            -                   -              622             1,281

Purchase of treasury
  stock                              -               -               -                   -              (43)              (43)

Pension adjustment                   -               -             (5,803)               -              -              (5,803)

Balance at
 September 30, 1994                $6,313         $19,393        $(41,120)           $(32,243)        $ (12)         $(47,669)




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

    Keystone Consolidated Industries, Inc. (the "Company") is a majority-owned subsidiary of Contran Corporation ("Contran"). Contran holds, directly or indirectly, approximately 67% of the Company's outstanding common stock.

    The consolidated balance sheet at December 31, 1993 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1994 and the consolidated statements of operations and cash flows for the interim periods ended September 30, 1993 and 1994, and the consolidated statement of stockholders' deficit for the interim period ended September 30, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

Note 3 - Inventories:

    Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 72% of inventories held at September 30, 1994 (71% at December 31, 1993) and the first-in, first-out or average cost methods are used to determine the cost of all other inventories.

                                                              December 31,
                                                                                      SEPTEMBER 30,
                                                                  1993
                                                                                          1994
                                                                             (In thousands)

Raw materials                                                          $ 9,944                    $ 9,741
Work in process                                                          9,963                     10,397
Finished products                                                       14,250                     13,857
Supplies                                                                14,115                     13,676
                                                                        48,272                     47,671
Less LIFO reserve                                                       12,728                     12,728
                                                                       $35,544                    $34,943

Note 4 - Notes payable and long-term debt:

                                                              December 31,
                                                                                      SEPTEMBER 30,
                                                                  1993
                                                                                           1994
                                                                             (In thousands)
Commercial credit agreements:
  Revolving credit facility                                            $ 3,911                   $ 7,058
  Term loan                                                             19,439                    17,216
Other                                                                    3,840                     3,173
                                                                        27,190                    27,447
  Less current maturities                                                8,148                    11,252

                                                                       $19,042                   $16,195

    The Company maintains a $35 million revolving credit facility which matures December 31, 1996, is collateralized primarily by the Company's trade receivables and inventories, and bears interest at the prime rate plus 1.5% (an effective rate of 9.25% at September 30, 1994). The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($.7 million at September 30, 1994). At September 30, 1994, additional borrowings available under this credit facility were $27.3 million. This credit facility requires that the Company's daily cash receipts be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances.

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

Note 5 - Pension costs:

    Variances from actuarial assumptions, including the rate of return on pension plan assets, result in additional increases or decreases in accrued pension costs, deferred taxes, stockholders' deficit, pension expense and minimum funding requirements in future periods.

    During the early 1980's the Company received permission from the Internal Revenue Service (the "IRS") to defer certain annual pension plan contributions aggregating $32 million. At September 30, 1994, the remaining balance of such deferred contributions was approximately $11.3 million. The deferred amounts, with interest, are payable to the plans through 2000 and are collateralized by a lien on all of the Company's assets.


Note 6 - Income taxes:

    The difference between the provision for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate is primarily related to state income taxes and, in the nine-month period ended September 30, 1993, nondeductible excise taxes of approximately $3 million (see Note 7). In addition, the 1993 periods include a $1.3 million tax benefit representing an adjustment of cumulative deferred taxes resulting from the Omnibus Budget Reconciliation Act, enacted in August 1993.

                                                                                    Deferred tax
                                                                                assets (liabilities)
                                                                       December 31,        September 30,
                                                                           1993                1994
                                                                                   (In thousands)

Tax effect of temporary differences relating to:
  Inventories                                                                   $  1,623            $  1,630
  Property and equipment                                                         (11,845)            (10,722)
  Accrued pension cost                                                            18,206              17,761
  Accrued OPEB cost                                                               40,396              40,838
  Other accrued liabilities and deductible
   differences                                                                     6,978               6,360
  Other taxable differences                                                         (583)               (583)
  Net operating loss carryforwards                                                 2,376                 671
  Alternative minimum tax credit carryforwards                                     6,342               7,576
Valuation allowance                                                              (30,000)            (30,000)

    Net deferred tax asset                                                        33,493              33,531

Less current deferred tax asset                                                    5,437               3,896

Noncurrent deferred tax asset                                                   $ 28,056            $ 29,635


   There was no change in the valuation allowance during the first nine months of 1993 or 1994.

Note 7 - Excise tax settlement:

    As discussed in the Annual Report, the Company satisfied a portion of its 1983 and 1984 funding obligations to the Keystone Master Pension Trust (the "Keystone Trust") with contributions of certain real property that the IRS contended were prohibited transactions. In May 1993, the U.S. Supreme Court reversed lower court decisions favorable to the Company and ruled the contributions were prohibited transactions. The case was remanded to the Tax Court to determine the amount due. During 1993, the Company accrued an aggregate of $7.1 million for the estimated cost of the 5% nondeductible excise taxes ($3.2 million) and related interest ($3.9 million). In addition, to avoid a second tier $9.6 million excise tax, the Company made a "correction" payment of $2.3 million to its pension plans in June 1993.

    In June 1994, the Company and the IRS agreed on the amount due and entered into a Closing Agreement which was approved by the Tax Court in July 1994. Pursuant to the terms of the Closing Agreement, the Company made an additional "correction" payment of approximately $3.3 million to its pension plans in June 1994, and agreed to pay a total of $3.1 million in excise taxes and interest, in three equal installments, over a two-year period beginning in June 1994. As a result, the nine-month period ended September 30, 1994 includes a $4 million reduction in previously accrued expenses related to this matter.

Note 8 - Contingencies - environmental matters:

    As discussed in the Annual Report, the Company is involved in the disposal of radioactive electric furnace dust at its Peoria, Illinois facility. In July 1994, the Company entered into a disposal agreement with a licensed waste disposal facility to receive, treat and dispose of the contaminated dust. The Company is in the process of shipping the contaminated dust to the disposal facility which is currently constructing treatment facilities. The disposal facility has represented that treatment and disposal will be completed by January 1995. The net cost to the Company of this matter was accrued principally in 1992 and 1993.

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

    There were no other significant changes in the status of environmental matters during the first nine months of 1994.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

    The Company's cash flows from operating activities are affected by the seasonality of its business as sales of certain products used in the agricultural and construction industries are typically highest during the second quarter and lowest during the fourth quarter of each year. Changes in working capital levels result primarily from the relative timing of production, sales, and purchases and net changes in receivables, inventories and accounts payable provided $4.1 million of cash in the 1993 period and used $2.2 million of cash in the 1994 period. Comparative scrap costs and inventory levels contributed to the fluctuation in cash provided by, or used in, operating activities relative to these items.

    Pension contributions during the first nine months of 1994 amounted to $15 million, an increase of $3.5 million from the 1993 period. An additional $5.1 million will be contributed during the remainder of 1994 for a total of $20.1 million compared to $15 million in 1993. The higher pension contributions in 1994 include $3 million of planned contributions in excess of minimum funding requirements. Pension contributions for 1994 and 1993 include $3.3 million and $2.3 million, respectively, resulting from settlement of the excise tax litigation. Cash used by operating activities during the first nine months of 1994 also included a $1 million excise tax payment (see Note 7 to the Consolidated Financial Statements).

    At September 30, 1994, the Company had working capital of $9.5 million. Notes payable and current maturities of long-term debt, deductions in the computation of such working capital, aggregated $11.3 million at September 30, 1994, and included outstanding borrowings of $7.1 million under the Company's $35 million revolving credit facility. The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Additional borrowings available under the revolving credit facility were $27.3 million at September 30, 1994. The revolving credit facility requires that the Company's daily cash receipts be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances. Borrowings under the revolving credit facility currently mature December 31, 1996.

    Capital expenditures for the first nine months of 1994 were $8.9 million and are currently estimated to be approximately $12 million for the full year, including approximately $3 million related to information processing systems at the Company's Peoria, Illinois facility and $3 million for environmental items.

    The seasonality of the Company's business and the uncertainty of the future trend in scrap costs causes the Company to be cautious about the 1994 fourth quarter, typically the lowest volume quarter, but the Company expects to be profitable for the year 1994. Management has also budgeted profitable results of operations for 1995 with sufficient cash flows from operations and financing activities to meet its anticipated operating needs. This budget is based upon management's assessment of various financial and operational factors including, but not limited to, assumptions relating to product shipments, product mix, foreign competition, and selling prices; production schedules; productivity rates; raw materials, electricity, labor, employee benefit and other fixed and variable costs; working capital requirements; interest rates; repayments of long-term debt; capital expenditures; and available borrowings under the Company's revolving credit facility. However, potential liabilities under environmental laws and regulations with respect to the disposal and clean-up of wastes beyond present estimates, any significant increases in the required minimum fundings to the Company's pension funds or in the cost of providing medical coverage to active and retired employees, could have a material adverse affect on the future liquidity, financial condition and results of operations of the Company. Additionally, any significant decline in the Company's markets or market share, any inability to maintain satisfactory billet and rod production levels, or any other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing.

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

    During the first nine months of 1994, billet production at the Peoria steel mill of 492,000 tons approximated production in the 1993 period. As the Company's billet production capacity is less than its rod production capacity, the Company periodically purchases billets from other suppliers to increase the utilization of the rod mill and thus assure the Company's ability to meet its customers' orders. The decision to purchase billets depends on billet prices, product demand and other market conditions. During the first nine months of 1994 the Company purchased 71,000 tons of billets compared to 88,000 tons purchased in the first nine months of 1993. Due principally to the lower billet purchases, the Company's 1994 steel rod production of 533,000 tons has declined from 1993 production of 546,000 tons.

    Net sales for the third quarter of 1994 increased $1.2 million, or 1.4%, from the comparable 1993 period due largely to changes in product mix. Tons of rod sold decreased 16.7% (75,000 tons compared to 90,000 tons), while tons of wire and wire products sold increased 12.4% (109,000 tons compared to 97,000 tons). The increase in wire and wire products tonnage was principally due to increased sales of wire. Wire and wire products selling prices during the third quarter of 1994 were comparable to the selling prices during the same quarter in 1993, while rod selling prices decreased 2.5%. The decreases in rod selling prices and tons of rod sold were primarily due to increased imports of lower priced rod by U.S. consumers.

    Net sales for the first nine months of 1994 increased $14.4 million, or 5.5%, from the comparable 1993 period as higher prices and a change in product mix offset lower total tonnage. Tons of rod sold decreased 9.9% (228,000 tons compared to 253,000 tons), while tons of wire and wire products sold increased 6.3% (335,000 tons compared to 315,000 tons) due principally to increased sales of wire. Wire and wire products selling prices increased 2.1% and rod selling prices increased 8.1% during the first nine months of 1994 as compared to the first nine months of 1993.

    Gross profit was $8.6 million for the third quarter of 1994, a decrease of $.4 million from the comparable 1993 period, as gross profit margins declined to 9.9% from 10.4%. Gross profit was $27.9 million for the first nine months of 1994, an increase of $2.5 million, as year-to-date gross profit margins increased to 10% from 9.6% one year ago. The decline in the third quarter gross profit margin is primarily the result of lower rod selling prices and higher costs for scrap steel, the Company's primary raw material. The comparative gross profit margin improved during the 1994 nine-month period as higher product selling prices and lower rod conversion costs offset the higher scrap costs and the effects of inclement weather during the 1994 first quarter which resulted in production outages and increased costs. Gross profit in the first nine months of 1993 also reflected a second quarter charge of approximately $1.2 million for a one-time payment of $1,000 per union member, pursuant to the May 1993 collective bargaining agreement with the Independent Steel Worker's Alliance ("ISWA") at the Company's Peoria, Illinois facility.

    Scrap steel prices have risen significantly since the beginning of 1993, and were approximately 8.7% and 19.6% higher during the third quarter and first nine months, respectively, of 1994 as compared to the respective 1993 periods. The Company currently expects scrap steel prices for the 1994 fourth quarter to approximate third quarter prices.

    Selling expenses, as a percentage of net sales, were comparable between the 1994 and 1993 periods. General and administrative expenses, as a percentage of net sales, were comparable between third quarters of 1994 and 1993. For the first nine months of 1994, general and administrative expenses were $13.2 million, representing a decrease of $2.6 million over the comparable 1993 amount. The first nine months of 1993 include a $3.2 million charge for excise taxes resulting from the adverse U.S. Supreme Court decision. See Note 7 to the Consolidated Financial Statements.

    The difference between the provision for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate is primarily related to state income taxes and, in the 1993 nine-month period, the nondeductible excise taxes of $3.2 million. In addition, the 1993 periods include a $1.3 million tax benefit representing an adjustment of cumulative deferred taxes resulting from the Omnibus Budget Reconciliation Act, enacted in August 1993.


PART II.

ITEM 1. Legal Proceedings

    Reference is made to disclosure provided under the caption "Current litigation" in Note 14 to the Consolidated Financial Statements included in the Annual Report.

    Note 8 to the Consolidated Financial Statements is incorporated herein by reference.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) The following exhibit is included herein:

    27.1  Financial Data Schedule for the nine month period ended
          September 30, 1994

(b) Reports on Form 8-K filed during the quarter ended September 30, 1994:

    None.


                       S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Keystone Consolidated Industries, Inc.
                                             (Registrant)


Date:  November 14, 1994        By /s/Harold M. Curdy
                                  Harold M. Curdy
                                  Vice President - Finance/Treasurer
                                  (Principal Financial Officer)


Date:  November 14, 1994        By /s/Bert E. Downing, Jr.
                                  Bert E. Downing, Jr.
                                  Corporate Controller
                                  (Principal Accounting Officer)




                       S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Keystone Consolidated Industries, Inc.
                                            (Registrant)


Date:  November 14, 1994        By ___________________________________
                                   Harold M. Curdy
                                   Vice President - Finance/Treasurer
                                   (Principal Financial Officer)



Date:  November 14, 1994        By ___________________________________
                                   Bert E. Downing, Jr.
                                   Corporate Controller
                                   (Principal Accounting Officer)