Form 10-K
period 1994-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1995-03-23
CIK 55604

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required) - For the fiscal year ended December 31, 1994

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of February 28, 1995, 5,636,507 shares of common stock were outstanding. The aggregate market value of the 1,873,324 shares of voting stock held by nonaffiliates of the Registrant, as of such date, was approximately $25.3 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Keystone Consolidated Industries, Inc. ("Keystone" or the "Company"), incorporated in Delaware in 1955, is the successor to Keystone Steel & Wire Company, which was founded in 1889. The Company is a diversified mini-mill manufacturer of carbon steel rod, wire and a wide range of wire products for a variety of end uses. Mini-mills are typically modern, low cost producers that, like the Company, make steel from scrap with the electric arc furnace process. The Company's operations are conducted by four divisions, Keystone Steel & Wire, Keystone Fasteners, Sherman Wire ("Sherman") and KeyWest Wire, and two wholly-owned subsidiaries, Wire Products Company ("WPC") and Sherman Wire of
Caldwell, Inc. ("Caldwell").   Keystone owns and operates five plants in
Illinois, Texas, Arkansas and Wisconsin and leases one distribution facility in California. Product distribution is concentrated primarily in the Midwestern and Southwestern regions of the United States.

     At December 31, 1994, Contran Corporation ("Contran") held, directly or indirectly, approximately 67% of the Company's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, Chairman of the Board and Chief Executive Officer of Contran, may be deemed to control Contran and the Company.

MANUFACTURING AND DISTRIBUTION

   The Company's manufacturing operations consist of a steel mill, a carbon steel rod mill and five wire and wire product fabrication facilities. The steel mill, rod mill and the Company's largest wire facility are located in Peoria, Illinois. The manufacturing process commences in the steel mill with scrap steel being loaded into an electric arc furnace and converted into molten steel. The molten steel is transferred by ladle into a six-strand continuous casting machine which produces five-inch square strands that are cut to predetermined lengths, referred to as billets. These billets, along with billets purchased from outside suppliers, are transferred to the adjoining rod mill.

   Upon entering the rod mill, the billets pass through a computer-controlled, multi-zone recuperative reheat furnace. The heated billets are fed into the rolling line, where they pass through various finishing stands during the rod production process. After rolling, the rod is coiled, control cooled and passed through inspection stations for metallurgical, surface and diameter checks. Finished coils of rod are compacted, banded and then either transferred to the Company's fabrication facilities for processing into wire, nails and other wire products or shipped to rod customers.

   While the Company does not maintain a significant "shelf" inventory of finished rod, it generally does have on hand approximately a one-month supply of wire products inventory which enables the Company to respond to customer orders and shifts in product demand.

   The Company operates production facilities utilizing approximately 2.5 million square feet for manufacturing and office space, approximately 80% of which is located at Peoria, Illinois. The Company also leases 123,000 square feet of warehouse and office space in California.

PRODUCTS AND MARKETS

   The Company produces carbon steel rod, wire and a wide range of wire products for agricultural, industrial, construction, commercial, original equipment manufacturers ("OEM") and retail consumer markets.

   Carbon Steel Rod. The Company produces carbon steel rod at its Peoria rod mill. In 1994, approximately 56% of the rod manufactured by the Company was used internally at the Company's five wire mills and fabrication facilities and approximately 44% was sold directly to producers of construction products, wire and wire products, including products similar to those manufactured by the Company. The Company believes its ability to internally convert a large portion of its rod production into a wide variety of wire and wire products provides significant opportunities for improving margins and enhances marketing flexibility, compared to non-integrated or single product rod producers. Trade sales of carbon steel rod were $82.4 million in 1992, $99.9 million in 1993 and $99.0 million in 1994.

   Drawn Carbon Steel Wire. The Company believes it is one of the largest manufacturers of carbon steel wire in the United States. At its Peoria, WPC, Sherman and Caldwell plants, the Company produces custom-drawn carbon steel wire in a variety of gauges, finishes and packages for industrial fabrication and OEM customers. The Company's drawn wire is used by these customers in the production of a broad range of finished goods including nails, coat hangers, barbecue grills, air conditioners, tools, refrigerators and other appliances. Sales of drawn wire were $55.2 million in 1992, $67.8 million in 1993 and $80.3 million in 1994.

   Fencing and Related Wire Products. The Company believes it is a leading supplier in the United States of agricultural fencing, barbed wire, stockade panels and a variety of welded and woven wire mesh, fabric and netting for agricultural, construction and industrial applications through farm supply distributors, hardlines merchandisers and building and industrial materials distributors. Many of these fencing and related wire products are marketed under the Company's RED BRAND(R) label. As part of its marketing strategy, the Company designs merchandise packaging, product supportive literature and point-of-purchase displays for marketing of many of these products to the retail consumer market. Sales of fencing and related wire products were $101.9 million in 1992, $102.2 million in 1993 and $107.3 million in 1994.

   Construction Products. The Company manufactures products for residential and commercial construction, including nails, pipe reinforcing fabric, rebar ty wire, stucco netting and reinforcing building fabric. The primary customers for these products are construction contractors and building materials distributors. The Company sells most of its nails through PrimeSource, Inc., one of the largest nail distributors in the United States, under the latter's Grip-Rite(R) label. Sales of construction products were $76.8 million in 1992, $75.3 million in 1993 and $77.8 million in 1994.


INDUSTRY AND COMPETITION

   The carbon steel rod, wire and wire products industries in the United States are highly competitive and are comprised primarily of several large mini-mill rod producers, many small independent wire companies and a few large diversified rod and wire producers, such as the Company. Foreign steel and wire producers also compete with the Company and other domestic producers. Since carbon steel rod is a commodity steel product, price is the primary competitive factor. Competition in the wire and fabricated wire product markets is based primarily on price, delivery performance, product quality, service, and brand name preference.

   The domestic carbon steel rod industry experienced a consolidation of operations over the past decade, as large integrated steel producers disposed of or, to a significant degree, discontinued their carbon steel rod and wire operations. Some of this capacity was replaced by the capacity of domestic mini-mills and foreign producers. Worldwide overcapacity in the steel industry continues to exist. In the mid-80's the United States government negotiated Voluntary Restraint Agreements with foreign governments to curtail steel imports. Those agreements expired in March 1992 and, since that time, imports of wire rod and certain wire products have increased significantly.

   The Company competes with many small independent wire companies who purchase rod from domestic and foreign sources. Due to its broad range of fabricated wire products, diverse geographic and product markets, and low cost internal supply of steel rod, the Company believes that, as one of the few domestic, diversified rod and wire producers, it is well positioned to compete effectively with non-diversified rod producers and wire companies.

   The Company believes its facilities are well located to serve markets throughout the continental United States, with principal markets located in the Midwestern and Southwestern regions. Close proximity to its customer base provides the Company with certain advantages over foreign and certain domestic competition including reduced shipping costs, improved customer service, and shortened delivery times. The Company believes higher transportation costs and the lack of local distribution centers tends to limit foreign producers' penetration of the Company's principal rod, wire and wire products markets, but there can be no assurance this will continue to be the case.

ENVIRONMENTAL MATTERS

   The Company's production facilities are affected by a variety of environmental laws and regulations, including laws governing the discharge of water pollutants and air contaminants, the generation, transportation, storage, treatment and disposal of solid wastes and hazardous substances and the handling of toxic substances, including certain substances used in, or generated by, the Company's manufacturing operations. Many of these laws and regulations require permits to operate the facilities to which they pertain. Denial, revocation, suspension or expiration of such permits could impair the ability of the affected facility to continue operations.

   Environmental legislation and regulations have changed rapidly in recent years and it is likely the Company will be subject to increasingly stringent environmental standards in the future. See Item 7 - "Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Liquidity and Capital Resources" regarding capital expenditures expected to be incurred in 1995 for environmental related items.

   Information in Note 13 to the Consolidated Financial Statements is incorporated herein by reference.

RAW MATERIALS AND ENERGY

   The principal raw material used in the Company's operations is scrap steel. The Company's Peoria steel mill is located close to numerous sources of high density automobile, industrial and railroad scrap which is all currently readily available. The purchase of scrap steel is highly competitive and its price volatility is influenced by periodic shortages, freight costs, weather, speculation by scrap brokers and other conditions beyond the control of the Company. The cost of scrap can vary significantly and product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of large increases in scrap prices. See Item 7 -- "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

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

EMPLOYMENT

   The Company currently employs approximately 2,000 persons, of whom approximately 1,200 are represented by the Independent Steel Workers Alliance ("ISWA") at its Peoria facilities and approximately 140 are represented by the International Association of Machinists and Aerospace Workers (Local 1570)

("IAMAW") at its Sherman facilities. The current collective bargaining agreement with the ISWA expires in May 1996 and the collective bargaining agreement with the IAMAW expires in February 1997. The Company believes its labor relations are satisfactory.

CUSTOMERS AND ORDER BACKLOG

   The Company is not dependent upon a single customer or a few customers, the loss of any one, or a few, of which would have a material adverse effect on its business (See Note 13 to the Consolidated Financial Statements). The Company's backlog of unfilled cancelable purchase orders, for delivery generally within three months, approximated $33 million and $45 million at December 31, 1993 and 1994, respectively. The Company does not believe backlog is a significant factor in its business.

ITEM 2. PROPERTIES.

     The Company's principal executive offices are located in approximately 3,000 square feet of leased space at 5430 LBJ Freeway, Dallas, Texas 75240-2697.

     See Item 1 -- "Business" for a description of the Company's manufacturing and distribution facilities. In management's opinion, the Company's facilities represent an adequate resource for the purpose for which they are intended and are suitable for the manufacture and sale of the Company's products.

     Production facilities (with the exception of certain leased equipment) are owned by the Company and collateralize a revolving line of credit and certain long-term debt and pension obligations.

   The current estimated annual capacity of the rod mill is approximately 750,000 tons; however, rod production is restricted by the Company's steel making operations, which have an annual productive capacity of approximately 655,000 tons. From time to time the Company purchases billets from other suppliers, resulting in increased utilization of the rod mill. The Company purchased 95,000 tons of billets in 1994 and the rod mill operated at approximately 95% of estimated capacity. The Company will purchase billets in 1995; however, the amounts purchased will depend on price and other market conditions. Based on the Company's 1995 operating plan, which anticipates purchasing 98,000 tons of billets, the rod mill is expected to operate at approximately 98% of estimated capacity in 1995.

   The estimated current annual wire and wire products capacity is approximately 536,000 tons. Utilization of the Company's annual wire and wire products productive capacity aggregated 72% in 1992, 77% in 1993 and 83% in 1994.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in various legal proceedings. Information required by this Item is included in Note 13 to the Consolidated Financial Statements, which information is incorporated herein by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders during the quarter ended December 31, 1994.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Keystone's common stock is listed and traded on the New York Stock Exchange (symbol: KES). The number of holders of record of the Company's common stock as of February 28, 1995 was 1,140. The following table sets forth the high and low sales prices of the Company's common stock for the calendar years indicated, according to published sources.

                                             High       Low



1994
  First quarter                            $12.00    $10.00
  Second quarter                            15.88     11.50
  Third quarter                             17.38     14.38
  Fourth quarter                            18.00     13.63

1993
  First quarter                            $10.88    $ 9.38
  Second quarter                            12.25      8.50
  Third quarter                             10.38      7.75
  Fourth quarter                            11.00      8.75

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

                                                                     Years ended December 31,
                                                         1990        1991      1992        1993       1994
                                                                (In thousands, except per share data)
Income statement data:
  Net sales                                            $302,477    $302,132  $316,251    $345,186 $364,435
  Gross profit                                           37,792      37,454    37,443      32,521     36,982
  Interest expense (credit)                               5,427       4,322     3,036       6,575     (1,165)

  Income from continuing operations                    $  8,328    $  9,769  $  5,146    $    749   $  7,561
  Discontinued operations                                (1,320)       -         -           -          -
  Extraordinary items (C)                                 3,146       3,502      -           -          -
  Cumulative effect of changes in
   accounting principles (A)                               -           -      (69,949)       -          -

        Net income (loss)                              $ 10,154    $ 13,271  $(64,803)   $    749   $  7,561

Per share data:
  Income (loss) per common and common
    equivalent share (B):
      Continuing operations                            $   1.48    $   1.75  $    .92    $    .14   $   1.35
      Discontinued operations                              (.24)       -         -           -          -
      Extraordinary items (C)                               .56         .62      -           -          -
      Cumulative effect of changes in
       accounting principles (A)                           -           -       (12.53)       -          -

        Net income (loss)                              $   1.80    $   2.37  $ (11.61)   $    .14   $   1.35

  Cash dividends declared                              $   -       $   -     $   -       $   -      $   -

Balance sheet data (at year end):
  Total assets                                         $179,525    $182,077  $202,109    $206,654   $205,601
  Notes payable and long-term debt                       44,922      37,290    34,485      27,190     26,054
  Noncurrent accrued pension cost                        68,335      55,462    51,638      60,102     40,470
  Noncurrent accrued OPEB cost                            3,929       3,109    93,727      96,336     98,310
  Stockholders' equity (deficit)                         10,947      27,149   (39,036)    (50,908)   (40,579)

(A)                                        Relates to adoption of Statement of
                                           Financial Accounting Standards
                                           ("SFAS") No. 106 - "Postretirement
                                           Benefits Other Than Pensions"
                                           ("OPEB") and SFAS No. 109 -
                                           "Employers' Accounting for Income
                                           Taxes".

(B) Primary and fully diluted net income per common and common equivalent share were the same. See Note 1 to the Consolidated Financial
                                           Statements.

(C) Extraordinary items relate to income tax benefits resulting from utilization of loss carryforwards. Subsequent to adoption of SFAS No. 109 in 1992 such items are not classified as extraordinary items.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a commercial revolving credit facility which requires the Company's daily cash receipts to be used to reduce the outstanding borrowings which results in the Company maintaining zero cash balances. Cash flows from operating, investing and financing activities are summarized below.

                                                                                Years ended December 31,
                                                                          1992           1993           1994
                                                                                     (In thousands)

Net cash provided (used) by:
  Operating activities:
    Before changes in assets and liabilities                              $ 19,117      $ 12,950       $ 25,203
    Accrued excise tax and related interest                                   -            7,120         (5,054)
    Other changes in assets and liabilities, net                            (9,044)       (5,471)        (6,904)

                                                                            10,073        14,599         13,245

  Investing and financing activities:
    Capital expenditures                                                    (7,459)       (7,349)       (12,742)
    Net repayments                                                          (2,805)       (7,295)        (1,136)
    Other, net                                                                 191            45            633

                                                                           (10,073)      (14,599)       (13,245)

    Net change in cash                                                    $   -         $   -          $   -

    In addition to higher earnings in 1994, fluctuations in cash flow from operations were impacted by changes in relative levels of assets and liabilities, including levels of pension contributions in each year. Pension contributions exceeded pension expense by approximately $11 million in 1992, $7 million in 1993 and $11 million in 1994, including additional pension contributions of $2.3 million in 1993 and $3.3 million in 1994, resulting from the excise tax litigation. In addition, as part of the settlement of this litigation, the Company made a $1 million excise tax installment payment in 1994 (see Note 13 to the Consolidated Financial Statements). Pension contributions in 1995 are currently estimated to exceed pension expense by approximately $10 million, including $4 million in excess of required minimum contributions. The excise tax installment due in 1995 is approximately $1 million.

    A significant portion of the increase in 1994 capital expenditures over the levels of the prior two years relates to upgrades of production equipment and information systems begun in 1994 at the Company's Peoria, Illinois facility. Capital expenditures for 1995 are currently estimated to be approximately $20 million, including approximately $8 million for environmental related items.

    The amount of available borrowings under the Company's $35 million revolving credit facility, which expires December 31, 1996, is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Additional available borrowings under the revolving credit facility were $27.8 million at December 31, 1994.

    The Company adjusts the discount rate used in determining the actuarial present values of its pension obligations in response to changes in interest rate trends. The discount rate used at December 31, 1994 was 8.5% (1993 - 7.5%, 1992 - 9.5%). These discount rate changes resulted in, among other things, adjustments to the Company's noncurrent pension liability and stockholders' deficit. Variances from actuarially assumed rates, including the rate of return on pension plan assets, will continue to result in additional increases or decreases in these accounts, as well as deferred taxes, and pension expense and funding requirements in future periods (see Note 6 to the Consolidated Financial Statements).

    On December 31, 1994 and 1993, consistent with the changes in discount rates for pension obligations, the Company also changed the discount rate used in determining the actuarial present value of its "OPEB" obligations. Such changes in the OPEB discount rate do not impact the Company's cash flows, as payments for OPEB costs continue to be made when incurred (see Note 8 to the Consolidated Financial Statements).

    At December 31, 1994, the Company has net deferred tax assets (before valuation reserve) of $58 million. Approximately $9 million of such deferred tax debits relate to net operating loss and alternative minimum tax credit carryforwards which are expected to be utilized in the next few years (since returning to profitability in 1989, following completion of its rod mill modernization and disposal of its unprofitable fasteners and plastics business, the Company has realized $4.5 million of net tax benefits from losses accumulated in prior years and no carryforwards have expired). The remainder of the Company's gross deferred tax debits relate primarily to expenses, principally OPEB and pensions, accrued for financial reporting purposes but not yet paid or deductible for income tax purposes. The Company currently believes its long-term profitability should ultimately be sufficient to enable it to realize full benefit of these future tax deductions. Although, considering all factors believed to be relevant, including the Company's recent profitability, its expected future near-term levels of profitability, and the fact accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant future taxable income, the Company believes a portion of its deferred tax assets may not currently meet a "more likely than not" realizability test and, accordingly, has provided a deferred tax valuation allowance of $30 million. There was no change in such valuation allowance during 1992, 1993 or 1994. The Company will continue to monitor and evaluate the need for, and amount of, a deferred tax valuation allowance and will in the future, after considering all factors believed to be relevant, make appropriate adjustments in such allowance.

    The Company incurs significant ongoing costs for plant and equipment and substantial employee pension and medical benefits for both current and retired employees. As such, the Company is vulnerable to business downturns and increases in costs. In order to meet its financial obligations, the Company has reduced controllable costs, modified product mix, acquired and disposed of businesses, refinanced certain indebtedness, and raised additional equity capital. The Company will continue to evaluate the need for similar actions or other measures in the future in order to meet its obligations.

    For 1995, management has budgeted profitable results of operations with sufficient cash flows from operations and financing activities to meet its anticipated operating needs. This budget is based upon management's assessment of various financial and operational factors including, but not limited to, assumptions relating to product shipments, product mix and selling prices; production schedules; productivity rates; raw materials, electricity, labor, employee benefits and other fixed and variable costs; working capital requirements; interest rates; repayments of long-term debt; capital expenditures; and available borrowings under the Company's revolving credit facility. However, potential liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes beyond present accruals, any significant increases in the required minimum fundings to the Company's pension funds or in the cost of providing medical coverage to active and retired employees could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, any significant decline in the Company's markets or market share, any inability to maintain satisfactory billet and rod production levels, or any other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing. See
Note 13 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

    The Company's principal operations are the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, OEM and retail consumer markets.

    The Company's 1994 billet and steel rod production of 647,000 and 713,000 tons, respectively, were both comparable to the production for 1993. During 1993, the Company's billet and steel rod production increased 2% (644,000 tons compared to 632,000 tons) and 9% (715,000 tons compared to 655,000 tons), respectively, over 1992 production. From time to time the Company purchases billets from other suppliers resulting in increased utilization of the rod mill. The Company purchased 41,000 tons, 106,000 tons and 95,000 tons of billets in 1992, 1993 and 1994, respectively.

    The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                                                        Years ended December 31,
                                                                             1992         1993         1994

Net sales                                                                    100.0%       100.0%       100.0%
Cost of goods sold                                                            88.2         90.6         89.8
  Gross profit                                                                11.8          9.4         10.2
Selling, general and administrative expenses                                   8.3          7.4          7.1
Other income                                                                    -            .2           -
  Income before interest and income taxes                                      3.5          2.2          3.1
Interest - notes payable and long-term debt                                     .9           .8           .7
Interest (credit) related to excise tax                                         -           1.1         (1.0)
  Income before income taxes                                                   2.6           .3          3.4
Provision for income taxes                                                     1.0           .1          1.3

  Income from continuing operations                                            1.6%          .2%         2.1%

YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

  Net Sales

    Net sales were $316.3 million in 1992, $345.2 million in 1993 and $364.4 million in 1994. During 1994, tons of rod sold decreased 6% (316,000 tons compared to 337,000 tons), while tons of wire and wire products sold increased 7% (434,000 tons compared to 407,000 tons). The increase in wire and wire product tonnage consisted of a 12% increase in wire tonnage and a 4% increase in wire products tonnage. Wire is generally sold at a lower selling price per ton than wire products. In 1994, selling prices of wire and wire products increased 1% and selling prices of rod increased approximately 6% compared to 1993 prices.

    During 1993, tons of rod sold increased 12% (337,000 tons compared to 302,000 tons), while tons of wire and wire products sold increased 6% (407,000 tons compared to 383,000 tons) compared to 1992. The increase in wire and wire product tonnage consisted of a 21% increase in wire tonnage and a 2% decrease in wire products tonnage. In 1993, selling prices of wire and wire products increased approximately 2% and selling prices of rod increased approximately 9% compared to 1992 prices.

  Gross Profit

    Gross profit was $37.4 million in 1992, $32.5 million in 1993 and $37.0 in 1994. Gross profit in 1994, as a percentage of net sales, increased .8% from 1993 as higher product selling prices offset higher scrap costs and the effects of inclement weather during the 1994 first quarter which resulted in production outages and increased costs. Scrap prices rose by approximately 2% during 1994.

    Gross profit in 1993, as a percentage of net sales, declined 2.4% from 1992 due primarily to significantly higher scrap steel costs. Scrap prices rose by approximately 50% during 1993 and, despite increasing certain product selling prices five times during 1993, these significant cost increases could not be recovered. While gross profit in 1993 was aided by higher product selling prices, increased tons of product sold and lower rod conversion costs, it was also negatively impacted by approximately $2.3 million of additional environmental costs related to the inadvertent processing of some contaminated scrap steel. See Note 13 to the Consolidated Financial Statements.

    The purchase of scrap steel is highly competitive and its price volatility is influenced by periodic shortages, freight costs, weather, speculation by scrap brokers and other conditions largely beyond the control of the Company. The cost of scrap can vary significantly and product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of large increases in scrap prices. The Company currently expects 1995 scrap steel prices to be slightly higher than 1994 prices.

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

  Selling, General and Administrative Expenses

    Selling, general and administrative expenses, while in total relatively flat during the last three years, contained certain offsetting items. Environmental related expenses were higher in both 1992 and 1994 than in 1993, while 1993 expense included $3.2 million related to excise taxes due to the adverse May 1993 U.S. Supreme Court decision. See Note 13 to the Consolidated Financial Statements.

  Other Income

    Other income in 1994, 1993 and 1992 primarily represents rental income and gain on sale of fixed assets.

  Interest Expense

    Interest expense related to notes payable and long-term debt in 1994 was comparable to 1993 and declined from 1992 due principally to lower interest rates and lower average borrowing levels.

    Interest expense in 1993 and the interest credit in 1994 related to the excise tax matter are discussed in Note 13 to the Consolidated Financial Statements.

  Income taxes

    The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 4 to the Consolidated Financial Statements. The Company's net current taxes payable result primarily from the alternative minimum tax. The Company's deferred tax position at December 31, 1994 is explained in Note 4 to the Consolidated Financial Statements and in "Liquidity and Capital Resources" above.

  Cumulative effect of changes in accounting principles

    See Note 9 to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information called for by this Item is contained in a separate section of this report. See Index of Financial Statements and Financial Statement Schedule on page F-1.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is incorporated by reference to disclosure provided under the caption "Certain Business Relationships and Related Transactions" in the Keystone Proxy Statement. See also Note 10 to the Consolidated Financial Statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1), (2) The Index of Consolidated Financial Statements and Financial Statement Schedule is included on page F-1 of this report.

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

Exhibit No.                          Exhibit

  3.1   --     Certificate of Incorporation, as amended and filed with the
               Secretary of State of Delaware -- incorporated by reference to
               Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

  3.2   --     Bylaws of the Company, as amended and restated December 30, 1994.

  4.1   --     Accounts Receivable Financing Agreement and Security Agreement
               dated December 19, 1986, as amended between the Company and Congress Financial Corporation (Central) -- incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form
               10-K for the year ended December 31, 1990.

  4.2   --     Amendment No. 6, dated November 1, 1991 to Accounts Receivable
               Financing Agreement and Rider No. 1 between the Company and
               Congress Financial Corporation (Central) dated December 19,
               1986 -- incorporated by reference to Exhibit 4.2 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1991.

  4.3   --     Amendment No. 7, dated January 15, 1993 to Accounts Receivable
               Financing Agreement and Rider No. 1 between the Company and
               Congress Financial Corporation (Central) dated December 19,
               1986 -- incorporated by reference to Exhibit 4.3 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1993.

  4.4   --     Amendment No. 8, dated December 30, 1993 to Accounts Receivable
               Financing Agreement and Rider No. 1 between the Company and
               Congress Financial Corporation (Central) dated December 19,
               1986 -- incorporated by reference to Exhibit 4.4 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1993.

  4.5   --     Term Loan and Security Agreement between the Company and Congress
               Financial Corporation (Central) dated December 30, 1993 -- incorporated by reference to Exhibit 4.5 to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1993.

 10.1   --     Intercorporate Services Agreement with Contran Corporation dated as of
          January 1, 1994.

 21    -- Subsidiaries of the Company.

 23    -- Consent of Coopers & Lybrand.

 27   --  Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1994.
                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated March 21, 1995, thereunto duly authorized.

                                       KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                       (Registrant)


                                            /s/ GLENN R. SIMMONS
                                                Glenn R. Simmons
                                           Chairman of the Board and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and dated as of February 21, 1995 by the following persons on behalf of the registrant and in the capacities indicated:

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


  /s/ THOMAS E. BARRY                        /s/ HAROLD M. CURDY
      Thomas E. Barry                            Harold M. Curdy
          Director                           Vice President -- Finance,
                                                Treasurer and Principal
                                                     Financial Officer


  /s/ PAUL M. BASS, JR.                      /s/ BERT E. DOWNING, JR.
      Paul M. Bass, Jr.                          Bert E. Downing, Jr.
          Director                            Controller and Principal
                                                    Accounting Officer


  /s/ DONALD A. SOMMER
      Donald A. Sommer
          Director



             KEYSTONE CONSOLIDATED INDUSTRIES, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(A) AND 14(D)

   INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                     Page
FINANCIAL STATEMENTS

  Report of Independent Accountants                                   F-2

  Consolidated Balance Sheets -- December 31, 1993 and 1994       F-3/F-4

  Consolidated Statements of Operations -- Years ended December 31,
    1992, 1993 and 1994                                               F-5

  Consolidated Statements of Stockholders' Equity (Deficit) -- Years
    ended December 31, 1992, 1993 and 1994                            F-6

  Consolidated Statements of Cash Flows -- Years ended December 31,
    1992, 1993 and 1994                                           F-7/F-8

  Notes to Consolidated Financial Statements                     F-9/F-23

FINANCIAL STATEMENT SCHEDULE

  Schedule II -- Valuation and Qualifying Accounts                    S-1

     Schedules I, III and IV are omitted because they are not applicable.




REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Keystone Consolidated Industries, Inc.

     We have audited the consolidated financial statements and the financial statement schedule of Keystone Consolidated Industries, Inc. and Subsidiaries as listed in the Index of Consolidated Financial Statements and Financial Statement Schedule on page F-1 of this Annual Report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keystone Consolidated Industries, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As discussed in Note 9 to the Consolidated Financial Statements, in 1992 the Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes in accordance with Statements of Financial Accounting Standards Nos. 106 and 109, respectively.


                                         COOPERS & LYBRAND L.L.P.


Dallas, Texas
February 17, 1995

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1993 and 1994
                        (In thousands, except share data)

              ASSETS                                                                 1993            1994

Current assets:
  Notes and accounts receivable, net of allowances
    of $435 and $553                                                                $38,513        $ 41,915
  Inventories                                                                        35,544          35,861
  Deferred income taxes                                                               5,437           4,552
  Prepaid expenses and other                                                          1,257           2,057

      Total current assets                                                           80,751          84,385

Property, plant and equipment:
  Land, buildings and improvements                                                   42,461          45,886
  Machinery and equipment                                                           175,734         179,747
  Leasehold improvements                                                              1,204           1,236
  Construction in progress                                                            3,202           4,839
                                                                                    222,601         231,708
Less accumulated depreciation                                                       141,832         150,561

      Net property, plant and equipment                                              80,769          81,147

Other assets:
  Unrecognized net pension obligation                                                12,067          10,247
  Deferred income taxes                                                              28,056          23,783
  Notes receivable                                                                    1,917           1,397
  Other                                                                               3,094           4,642

      Total other assets                                                             45,134          40,069

                                                                                   $206,654        $205,601

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 1993 and 1994
                        (In thousands, except share data)

        LIABILITIES AND STOCKHOLDERS' DEFICIT




                                                                                     1993            1994
Current liabilities:
  Notes payable and current maturities of
    long-term debt                                                                 $  8,148        $ 10,714
  Accounts payable                                                                   24,189          28,418
  Accounts payable to affiliates                                                        111             191
  Accrued pension cost                                                                9,556          13,735
  Accrued OPEB cost                                                                   7,243           6,825
  Accrued excise tax and related interest                                             7,120           1,033
  Other accrued liabilities                                                          17,999          20,940

      Total current liabilities                                                      74,366          81,856

Noncurrent liabilities:
  Long-term debt                                                                     19,042          15,340
  Accrued pension cost                                                               60,102          40,470
  Accrued OPEB cost                                                                  96,336          98,310
  Accrued excise tax and related interest                                              -              1,033
  Other                                                                               7,716           9,171

      Total noncurrent liabilities                                                  183,196         164,324

Stockholders' equity (deficit):
  Preferred stock, no par value; 500,000 shares
    authorized                                                                         -               -
  Common stock, $1 par value, 9,000,000 and
    12,000,000 shares authorized; 5,514,685 and
    5,593,585 shares issued at stated value                                           6,244           6,313
  Additional paid-in capital                                                         18,803          19,393
  Excess of pension cost over unrecognized net
    pension obligation                                                              (35,317)        (33,787)
  Accumulated deficit                                                               (40,047)        (32,486)
  Treasury stock - 56,550 and 1,134 shares,
    at cost                                                                            (591)            (12)

      Total stockholders' deficit                                                   (50,908)        (40,579)



                                                                                   $206,654        $205,601

[FN]
Commitments and contingencies (Note 13).

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1992, 1993 and 1994
                      (In thousands, except per share data)

                                                                      1992           1993             1994
Revenues and other income:
  Net sales                                                         $316,251       $345,186         $364,435
  Interest and other, net                                                 46            525               18

                                                                     316,297        345,711          364,453

Costs and expenses:
  Cost of goods sold                                                 278,808        312,665          327,453
  Selling                                                              4,833          5,032            5,101
  General and administrative                                          21,280         20,309           20,675
  Interest - notes payable & long-term debt                            3,036          2,618            2,688
  Interest (credit) related to excise tax                               -             3,957           (3,853)

                                                                     307,957        344,581          352,064

      Income before income taxes                                       8,340          1,130           12,389

Provision for income taxes                                             3,194            381            4,828

      Income before cumulative effect of
        changes in accounting principles                               5,146            749            7,561

Cumulative effect of changes in accounting
 principles                                                          (69,949)          -                -

      Net income (loss)                                             $(64,803)      $    749         $  7,561


Income (loss) per common and common
  equivalent share:
    Before cumulative effect of changes
      in accounting principles                                       $   .92        $   .14         $  1.35
    Cumulative effect of changes in
     accounting principles                                            (12.53)          -               -

    Net income (loss)                                                $(11.61)       $   .14         $  1.35


Weighted average common and common
  equivalent shares outstanding                                        5,572          5,495           5,601

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 1992, 1993 and 1994
                                 (In thousands)

                                                          Additional                   Retained
                                       Common stock        paid-in        Pension      earnings     Treasury
                                      Shares    Amount      capital     liabilities    (deficit)      stock

Balance - December 31, 1991            5,515    $6,244      $18,803       $(21,761)    $ 24,007      $(144)

Net loss                                 -         -            -             -         (64,803)       -
Pension adjustments                      -         -            -           (1,395)        -           -
Issuance of treasury stock               -         -            -             -            -            13

Balance - December 31, 1992            5,515     6,244       18,803        (23,156)     (40,796)      (131)

Net income                               -        -             -              -            749        -
Pension adjustments                      -        -             -          (12,161)        -           -
Purchase of treasury stock               -        -             -              -           -          (460)

Balance - December 31, 1993            5,515     6,244       18,803        (35,317)     (40,047)      (591)

Net income                               -        -            -              -           7,561        -
Pension adjustments                      -        -            -             1,530         -           -
Purchase of treasury stock               -        -            -              -            -           (43)
Issuance of treasury stock               -        -            -              -            -           622
Exercise of employee stock options        62        62          474           -            -           -
Restricted stock granted, net             17      -            -              -            -           -
Issuance of restricted stock             -           7          116           -            -           -

Balance - December 31, 1994            5,594    $6,313      $19,393       $(33,787)    $(32,486)     $ (12)


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1992, 1993 and 1994
                                 (In thousands)

                                                                      1992           1993            1994
Cash flows from operati
  Net income (loss)                                                 $(64,803)      $    749        $  7,561
  Depreciation                                                        10,525         11,084          11,585
  Noncash OPEB cost                                                    3,207          2,195           1,556
  Deferred income taxes                                                    8           (862)          4,180
  Cumulative effect of changes
    in accounting principles                                          69,949           -               -
  Other, net                                                             231           (216)            321
                                                                      19,117         12,950          25,203

  Change in assets and liabilities:
    Notes and accounts receivable                                     (4,055)        (2,735)         (3,520)

    Inventories                                                        3,437            900            (317)
    Accounts payable                                                    (397)         3,529           4,309
    Accrued pension cost                                             (11,312)        (7,354)        (11,125)
    Accrued excise tax and related interest                             -             7,120          (5,054)
    Other, net                                                         3,283            189           3,749

      Net cash provided by operating
        activities                                                    10,073         14,599          13,245

Cash flows from investing activities:
  Capital expenditures                                                (7,459)        (7,349)        (12,742)
  Proceeds from disposition of property
    and equipment                                                        191            505              17

      Net cash used by investing
        activities                                                    (7,268)        (6,844)        (12,725)


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1992, 1993 and 1994
                                 (In thousands)

                                                                      1992           1993            1994

Cash flows from f
  Revolving credit facility, net                                     $   638       $(16,451)        $ 2,620
  Other notes payable and long-term debt:
    Additions                                                             90         20,091             208
    Principal payments                                                (3,533)       (10,935)         (3,964)
  Common stock issued (purchased), net                                  -              (460)            616

    Net cash used by financing
       activities                                                     (2,805)        (7,755)           (520)

Net change in cash and cash equivalents                                 -              -               -

Cash and cash equivalents, beginning of year                            -              -               -

Cash and cash equivalents, end of year                               $  -          $   -            $  -


Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized                              $ 3,104       $  2,797         $ 2,831
    Income taxes                                                       3,909             70           1,721
  Treasury stock contributed to employee
    benefit plan                                                     $  -          $   -            $   622
  Restricted stock issued in consideration
    for accrued compensation                                         $  -          $   -            $   123
  Book value of equipment contributed
    to joint venture                                                 $  -          $   -            $   559

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") is a majority-owned subsidiary of Contran Corporation ("Contran"). At December 31, 1994, Contran held, directly or indirectly, approximately 67% of the Company's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons may be deemed to control Contran and the Company.

    Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and balances have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may, in some instances, differ from previously estimated amounts.

    Fiscal year. The Company's fiscal year is 52 or 53 weeks and ends on the last Sunday in December. Each of fiscal 1992, 1993 and 1994 were 52-week years.

    Property, plant, equipment and depreciation. Property, plant and equipment are stated at cost. Repairs, maintenance and minor renewals are expensed as incurred. Improvements which substantially increase an asset's capacity or alter its capabilities are capitalized.

     Depreciation is computed using principally the straight-line method over the estimated useful lives of 10 to approximately 30 years for buildings and improvements and three to 12 years for machinery and equipment.

    Retirement plans and postretirement benefits other than pensions.
Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in Notes 6 and 8, respectively.

    Environmental liabilities. The Company records liabilities related to environmental issues at such time as information becomes available and is sufficient to support a reasonable estimate of range of loss. If the Company is unable to determine that a single amount in an estimated range is more likely, the minimum amount of the range is recorded.

    Income taxes. Deferred income tax assets and liabilities are recognized for the expected future tax effects of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities.

    Advertising costs. Advertising costs, expensed as incurred, were $953,000 in 1992, $996,000 in 1993 and $1 million in 1994.

    Income (loss) per share. Income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each year. Outstanding stock options and other common stock equivalents are excluded from the computations when the effect of their assumed exercise is antidilutive.

NOTE 2 - INVENTORIES

     Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 71% of the inventories held at December 31, 1993 and 1994, and the first-in, first-out or average cost methods are used to determine the cost of all other inventories.

                                                                                     December 31,
                                                                                       1993          1994
                                                                                    (In thousands)

Raw materials                                                                         $ 9,944       $12,672
Work in process                                                                         9,963         8,086
Finished products                                                                      14,250        14,501
Supplies                                                                               14,115        14,407
                                                                                       48,272        49,666
Less LIFO reserve                                                                      12,728        13,805


                                                                                      $35,544       $35,861

NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

                                                                                     December 31,
                                                                                       1993          1994
                                                                                    (In thousands)

Commercial credit agreements:
  Revolving credit facility                                                           $ 3,911       $ 6,531
  Term loan                                                                            19,439        16,382
Series 1976 Pollution Control Revenue Bonds, interest
  at 8%; due in equal annual installments through 1996                                  1,500         1,000
Urban and Community Development Assistance Grants,
  interest at 8%, due in semi-annual installments
  through 2003                                                                          2,082         1,847
Other, interest at 3% to 13.75%, due in installments
  through 1999                                                                            258           294
                                                                                       27,190        26,054
  Less current maturities                                                               8,148        10,714

                                                                                      $19,042       $15,340

     The Company maintains a $35 million commercial revolving credit facility which matures December 31, 1996, which is collateralized primarily by the Company's trade receivables and inventories and which bears interest at 1.5% over the prime rate (an effective rate of 7.5% and 10% at December 31, 1993 and 1994, respectively). The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit (approximately $.7 million at December 31, 1994). At December 31, 1994, the available borrowings under this credit facility were $27.8 million. This credit facility requires the Company's daily cash receipts to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances.

    On December 30, 1993, the Company entered into a $20 million term loan with the financial institution that provides the Company's revolving credit facility. The term loan bears interest at the prime rate plus 1% and is due in 35 monthly installments of $.3 million plus accrued interest and one final installment of the remaining principal and interest on December 31, 1996. The term loan requires compliance with the restrictive covenants, security agreement and certain other terms of the revolving credit facility and is further collateralized by the Company's property, plant and equipment. In addition, the term loan becomes due and payable if the Company terminates its revolving credit facility. The proceeds of the term loan were used to prepay the Company's prior term loan ($6.8 million) and the balance was applied to reduce borrowings under the revolving credit facility.

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

     Average short-term borrowings under revolving credit agreements were $18.4 million in 1992, $19.2 million in 1993 and $10.4 million in 1994, at average interest rates of 8.8%, 8.2%, and 9.9%, respectively. The maximum short-term borrowings outstanding at any month end during these years were $28.6 million in 1992, $27.3 million in 1993 and $16.8 in 1994.

    At December 31, 1993 and 1994, total collateralized obligations, including deferred pension contributions (see Note 6), amounted to $40.5 million and $36.7 million, respectively.

     The aggregate maturities of notes payable and long-term debt are shown in the table below.

Year ending December 31,                                                                  Amount
                                                                                      (In thousands)

1995                                                                                             $10,714
1996                                                                                              13,914
1997                                                                                                 301
1998                                                                                                 253
1999                                                                                                 228
2000 and thereafter                                                                                  644

                                                                                                 $26,054


NOTE 4 - INCOME TAXES

    Summarized below are (i) the differences between the provision for income taxes and the amounts that would be expected using the U. S. federal statutory income tax rate of 34% in 1992 and 35% in 1993 and 1994 and (ii) the components of the comprehensive provision for income taxes.

                                                                       Years ended December 31,
                                                                            1992         1993         1994
                                                                            (In thousands)

Expected tax expense, at statutory rates                                   $ 2,836      $   396      $ 4,336
U.S. state income taxes, net                                                   380          207          557
Nondeductible excise taxes (credit)                                           -           1,110          (58)
Rate change adjustment of deferred taxes                                      -          (1,320)        -
Other, net                                                                     (22)         (12)          (7)

  Provision for income taxes charged to
    results of operations                                                    3,194          381        4,828
Stockholders' equity - pension component                                      (856)      (7,774)         978

  Comprehensive provision (benefit) for
    income taxes                                                           $ 2,338      $(7,393)     $ 5,806


Comprehensive provision (benefit) for income
  taxes:
  Currently payable:
    U.S. federal                                                           $ 4,751      $   439      $   943
    U.S. state                                                                 664          171          294
    Benefit of loss carryforwards                                           (5,211)        (767)      (2,247)
    Alternative minimum tax liability                                        2,983        1,406        1,663

      Net currently payable                                                  3,187        1,249          653
  Deferred income taxes, net                                                  (849)      (8,642)       5,153

                                                                           $ 2,338      $(7,393)     $ 5,806

       The Company currently believes its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax deductions. Although, considering all factors believed to be relevant, including the Company's recent profitability, its expected future near-term levels of profitability, and the fact accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant future taxable income, the Company believes a portion of the gross deferred tax assets may not currently meet a "more likely than not" realizability test. There was no change in the valuation allowance during 1993 or 1994.

     Net operating loss carryforwards of approximately $5 million and $4 million for federal and state income tax purposes, respectively, expire from 2003 through 2008. The Company has been subject to the full 20% alternative minimum tax since 1992.

    The components of the net deferred tax asset are summarized below.

                                                                               December 31,
                                                                        1993                    1994
                                                                 Assets    Liabilities   Assets  Liabilities

                                                     (In thousands)

Tax effect of temporary differences relating to:
  Inventories                                                   $  1,623    $   -      $  1,798    $   -
  Property and equipment                                            -        (11,845)      -        (10,584)
  Accrued pension cost                                            18,206        -        10,916        -
  Accrued OPEB cost                                               40,396        -        41,003        -
  Accrued liabilities and other deductible
   differences                                                     6,978        -         7,421        -
  Other taxable differences                                         -           (583)      -         (1,159)
  Net operating loss carryforwards                                 2,376        -         1,949        -
  Alternative minimum tax credit carryforwards                     6,342        -         6,991        -
Valuation allowance                                              (30,000)       -       (30,000)       -

    Gross deferred tax assets (liabilities)                       45,921     (12,428)    40,078     (11,743)
Reclassification, principally netting by tax
 jurisdiction                                                    (12,428)     12,428    (11,743)     11,743

    Net deferred tax asset                                        33,493        -        28,335        -
Less current deferred tax asset, net of prorata allocation
 of valuation allowance                                            5,437        -         4,552        -

    Noncurrent deferred tax asset                               $ 28,056    $   -      $ 23,783    $   -

NOTE 5 - STOCK OPTIONS AND STOCK APPRECIATION RIGHTS PLAN

     The Company's Incentive Stock Option - Stock Appreciation Rights Plan (the "1982 Option Plan") permits the granting of incentive stock options ("ISOs") and stock appreciation rights ("SARs") to purchase up to 337,500 shares of the Company's common stock, subject to adjustment in certain instances. ISOs are 20% vested and exercisable one year from the date of grant, increasing to 40% at two years after the date of grant, 60% at three years after the date of grant, and 100% at four years after the date of grant. ISOs expire five years from the date of grant. There were no SARs awarded. The 1982 Option Plan was replaced in May 1992 upon adoption of the Keystone Consolidated Industries, Inc. 1992 Incentive Compensation Plan (the "1992 Option Plan").

    The 1992 Option Plan permits the granting of stock options, SARs and restricted stock to key employees of the Company or its parent or subsidiaries for up to 300,000 shares of the Company's common stock, subject to adjustments in certain instances. The 1992 Option Plan provides for the grant of options that qualify as incentive stock options and for options which are not so qualified. Incentive stock options are granted at a price not less than 100% of the fair market value of such stock on the date of grant. The exercise price of all options and SARs, the length of period during which the options or SARs may be exercised, and the length of the restriction period for restricted stock awards are determined by the Incentive Compensation Committee of the Board of Directors.

    The Keystone Consolidated Industries, Inc. 1992 Non-Employee Director Stock Option Plan (the "Director Plan") was adopted in May 1992. The Director Plan provides that annually, each non-employee director of the Company will automatically be granted an option to purchase 1,000 shares of the Company's common stock. Options are granted at a price equal to the fair market value of such stock on the date of the grant, vest one year from the date of the grant and expire five years from the date of the grant. Up to 50,000 shares of the Company's common stock may be issued pursuant to the Director Plan.

    Changes in outstanding options, including options outstanding under a prior plan pursuant to which no further grants can be made are summarized in the table below.

                                                                           Price per   Amount payable
                                                         Options             share     upon exercise

Outstanding at December 31, 1991                          146,500        $ 8.53-17.79           $1,823,580
  Granted                                                  20,000         10.75-12.86              246,650
  Canceled                                                (37,500)        10.41-17.79             (556,301)

Outstanding at December 31, 1992                          129,000          8.53-15.81            1,513,929
  Granted                                                  55,000          8.75-10.50              490,000
  Canceled                                                 (4,500)         9.99-15.77              (53,625)

Outstanding at December 31, 1993                          179,500          8.53-15.81            1,950,304
  Granted                                                   9,900         10.25-11.25              106,475
  Exercised                                               (61,500)         8.53-15.77             (535,252)
  Canceled                                                (16,300)         8.75-15.77             (226,825)

Outstanding at December 31, 1994                          111,600        $ 8.75-15.81           $1,294,702

    During 1994, the Company awarded 19,200 shares of restricted stock under the terms of the 1992 Option Plan as partial consideration for compensation that had been accrued at December 31, 1993. The restricted stock vests 40% six months after the award date, increasing to 70% 18 months after the award date and 100% two years after the award date. During 1994, 1,800 shares of restricted stock were forfeited and at December 31, 1994, 7,600 shares had been issued.

    At December 31, 1994, options to purchase 88,700 shares were exercisable (61,700 shares exercisable at prices lower than the December 31, 1994 quoted market price of $13.63 per share) and options to purchase an additional 12,980 shares will become exercisable in 1995. At December 31, 1994, an aggregate of 267,000 shares were available for future grants under the 1992 Option Plan and the Director Plan.

NOTE 6 - EMPLOYEE BENEFIT PLANS

     The Company maintains several noncontributory defined benefit pension plans covering most of its employees. Benefits are based on a combination of stated percentages of employee's wages. Pension plan assets are primarily invested in a collective investment trust (the "Collective Trust") formed by Valhi, Inc., a majority-owned subsidiary of Contran, to permit the collective investment by trusts which implement employee benefit plans maintained by Contran, Valhi and related companies, including the Company. Harold C. Simmons is the sole trustee and the sole member of the Trust Investment Committee for such trust.

     The Company's funding policy is to contribute amounts equal to, or exceeding, minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company received permission from the Internal Revenue Service ("IRS") to defer the annual pension plan contributions for plan years ended June 30, 1980, 1984 and 1985, which, in the aggregate, amounted to $31.7 million. The deferred amounts, with interest, are payable to the plans over fifteen years. At December 31, 1994, the remaining balance of such deferred contributions was approximately $10.6 million. Payment of these deferred contributions, due through 2000, is collateralized by a lien on all of the Company's assets.

    The components of net periodic pension cost are presented in the table below.

                                                                     Years ended December 31,
                                                                     1992          1993           1994

                                                                                 (In thousands)

Service cost                                                            $ 2,005        $ 1,931      $ 2,601
Interest cost on projected benefit obligation                            14,593         14,509       13,691
Actual (return)/loss on plan assets                                      (6,559)       (18,200)       1,272
Net amortization and deferral                                            (1,418)         9,363       (8,621)

  Net periodic pension cost                                             $ 8,621        $ 7,603      $ 8,943

    The Company adjusts the discount rate used in determining the actuarial present values of its pension obligations in response to changes in interest rate trends. The discount rate used at December 31, 1994 was 8.5% (1993 - 7.5%, 1992 - 9.5%). The 1994 change resulted in, among other things, a decrease in noncurrent pension liability of $14.5 million, and an $8.8 million credit to stockholders' deficit. On December 31, 1993, the Company also reduced its assumed long-term rate of return on plan assets from 12% to 10%. The 1993 changes resulted in, among other things, an increase in noncurrent pension liability of $28 million, and a $17 million charge to stockholders' deficit.

    Variances from actuarially assumed rates, including the rate of return on pension plan assets, will result in additional increases or decreases in these accounts, as well as deferred taxes, pension expense and funding requirements in future periods.

    The assumed rate of increase in future compensation levels and long-term rate of return on assets were 3% and 10%, respectively. The vested benefit obligation includes the actuarial present value of the vested benefits to which an active employee is entitled if employment was terminated immediately.


     The following table sets forth the actuarially estimated obligations and funded status of the Company's various defined benefit pension plans and the Company's accrued pension cost.

                                                                                   December 31,
                                                                                      1993            1994
                                                                                  (In thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                                                         $173,924        $160,413

  Accumulated benefit obligation                                                    $180,426        $166,738

  Projected benefit obligation                                                      $187,776        $174,640
Plan assets at fair value                                                            110,767         112,474

Projected benefit obligation in excess of plan assets                                 77,009          62,166
Unrecognized net loss from experience different from
  actuarial assumptions                                                              (51,304)        (49,399)
Unrecognized net obligation being amortized over
  15-19 years                                                                        (12,067)        (10,247)
Adjustment required to recognize minimum liability                                    56,020          51,685

     Total accrued pension cost                                                       69,658          54,205
Less current portion                                                                   9,556          13,735

     Noncurrent accrued pension cost                                                $ 60,102        $ 40,470

     The Company maintains several defined contribution plans covering most of its employees. The Company contributes the lesser of an amount equal to the participants' contributions or a formula established by the Board of Directors. Expense related to these plans was $2.3 million in 1992 and $2.4 million in each of 1993 and 1994.

NOTE 7 - OTHER ACCRUED LIABILITIES

                                                                                   December 31,
                                                                                      1993            1994

                                                                                  (In thousands)

Current:
  Salary, wages, vacations and other employee expense                                $ 9,388         $10,558
  Environmental                                                                        3,525           5,553
  Other                                                                                5,086           4,829

                                                                                     $17,999         $20,940

Noncurrent:
  Environmental                                                                      $ 6,056         $ 7,469
  Other                                                                                1,660           1,702

                                                                                     $ 7,716         $ 9,171


NOTE 8 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company currently provides, in addition to pension benefits, medical and life insurance benefits for certain retired employees of currently owned businesses as well as for certain retirees of businesses which have been sold or discontinued. Certain retirees are required to contribute to the cost of their benefits. Under plans currently in effect, certain active employees would be entitled to receive OPEB upon retirement. OPEB expense for the years ended December 31, 1993 and 1994 was composed of the following:

                                                                           December 31,
                                                                       1992            1993           1994
                                                                                   (In thousands)

Service cost                                                          $ 1,046         $ 1,109        $ 1,396
Interest cost on projected benefit obligation                           9,002           9,132          7,421
Amortization of prior service cost                                       -               (171)          (343)

    Total OPEB expense                                                $10,048         $10,070        $ 8,474

    The following table sets forth the actuarial present value of the estimated accumulated OPEB obligations, none of which have been funded.

                                                                                   December 31,
                                                                                 1993       1994
                                                                                  (In thousands)

Actuarial present value of accumulated
 OPEB obligations:
  Current retirees                                                                 $ 74,369        $ 67,632
  Fully eligible active plan participants                                             1,071             992
  Other active plan participants                                                     27,511          25,107
                                                                                    102,951          93,731
Unrecognized net gain (loss) from experience different
  from actuarial assumptions                                                         (4,952)          6,167
Unrecognized prior service credit                                                     5,580           5,237

Total accrued OPEB cost                                                             103,579         105,135
Less current portion                                                                  7,243           6,825

    Noncurrent accrued OPEB cost                                                   $ 96,336        $ 98,310

    The rates used in determining the actuarial present value of the accumulated OPEB obligations were (i) discount rate - 8.5% in 1994 and 7.5% in 1993 and (ii) rate of increase in future health care costs - 9% in 1995, gradually declining to 5.5% in 2015 and thereafter. If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased $1.0 million and $1.2 million in 1994 and 1993, respectively, and the actuarial present value of accumulated OPEB obligations at December 31, 1994 and 1993 would have increased $9.6 million and $10.4 million, respectively.


NOTE 9 - CHANGE IN ACCOUNTING PRINCIPLES

    The Company (i) elected early compliance with both SFAS No. 106 (OPEB) and SFAS No. 109 (income taxes) as of January 1, 1992; (ii) elected to apply SFAS No. 109 prospectively and not restate prior years; and (iii) elected immediate recognition of the OPEB transition obligation. The cumulative effect of changes in accounting principles is shown in the table below.

                                                                                           Amount
                                                                                       (In thousands)

Increase (decrease) in net assets at January 1, 1992:
  Accrued OPEB cost                                                                              $(93,957)
  Deferred income taxes, net                                                                       24,008

    Loss from cumulative effect of changes in accounting
     principles                                                                                  $(69,949)


NOTE 10 - RELATED PARTY TRANSACTIONS

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

     J. Walter Tucker, Jr., Vice Chairman of the Company, is a principal stockholder of Tucker & Branham, Inc., Orlando, Florida. The Company has contracted with Tucker & Branham, Inc. for the services of Mr. Tucker. Fees paid to Tucker & Branham, Inc. were $50,000 in 1992, $62,000 in 1993 and $66,000 in
1994.

     Under the terms of an Intercorporate Services Agreement with Contran, Contran and related companies perform certain management, financial and administrative services for the Company on a fee basis. Aggregate fees incurred by the Company pursuant to this agreement were $508,000 in 1992, $580,000 in 1993 and $640,000 in 1994. In addition, the Company purchased certain aircraft services from Valhi in the amount of $178,000 in 1992, $158,000 in 1993 and $128,000 in 1994.

     Certain of Keystone's property, liability and casualty insurance risks were partially reinsured by a captive insurance subsidiary of Valhi prior to 1993. The premiums and claims paid in connection therewith were approximately $18,000 in 1992, $139,000 in 1993 and $98,000 in 1994.

NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        March 31     June 30    September 30    December 31
                                                               (In thousands, except per share data)

Year ended December 31, 1994:
  Net sales                                              $87,580    $102,549       $87,571         $86,735
  Gross profit                                             7,218      12,034         8,632           9,098
        Net income (loss)                                $   408    $  5,839       $ 1,557         $  (243)

  Income (loss) per common share                         $   .07    $   1.04       $   .28         $  (.04)

Year ended December 31, 1993:
  Net sales                                              $81,130    $ 95,822       $86,361         $81,873
  Gross profit                                             7,155       9,190         9,012           7,164
        Net income (loss)                                $   592    $ (3,590)      $ 3,191         $   556

  Income (loss) per common share                         $   .11    $   (.65)      $   .58         $   .10

NOTE 12 - OPERATIONS

     The Company's continuing operations are comprised of one segment, the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets primarily in the Midwestern and Southwestern United States.

                                                                  Years ended December 31,
                                                                    1992         1993            1994
                                                                                (In thousands)

Net sales                                                           $316,251        $345,186       $364,435

Operating income                                                    $ 12,826        $ 12,361       $ 12,112
Excise tax and related interest (Note 13)                               -             (7,120)         4,020
General corporate expense, net                                        (1,450)         (1,493)        (1,055)
Interest expense                                                      (3,036)         (2,618)        (2,688)

    Income before income taxes                                      $  8,340        $  1,130       $ 12,389

     Export sales were $2.8 million in 1992, $1.5 million in 1993 and $2.8 million in 1994.

    In November 1994, the Company entered into a Joint Venture Agreement with an unrelated party and formed Engineered Wire Products, Inc. (EWP) a manufacturer and distributor of wire mesh, which previously operated as a division of the unrelated party. The Company obtained a 20% interest in EWP, in exchange for contributions of $1 million in cash and equipment and an agreement to contribute up to an additional $.9 million, subject to certain conditions, through May 1, 1995. The Company also entered into a Shareholders' Agreement which gives the Company the exclusive option to acquire the remaining 80% interest in EWP at fair market value for a period of five years. The Company accounts for its interest in EWP under the equity method.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

 Environmental matters - Peoria facility

    The Company is currently involved in the closure of inactive waste disposal units at its Peoria, Illinois facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992. The original closure plan provides for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. During 1994 the Company discovered additional contaminated soils and recorded a charge of $3.1 million, $1.7 million in the fourth quarter, for the estimated treatment and disposal costs related to the additional soils. At December 31, 1994, the Company has a $8.5 million accrual representing the estimated costs remaining to be incurred relating to the remediation efforts, exclusive of capital improvements. The remediation is currently expected to be complete in 1998. Pursuant to agreements with the IEPA and Illinois Attorney General's office, the Company will deposit $3 million into a trust fund over a six-year period. The Company cannot withdraw funds from the trust fund until the fund balance exceeds the sum of the estimated remaining remediation costs plus $2 million. At December 31, 1993 and 1994 the trust fund had balances of

$.9 million and $1.5 million, respectively, which amounts are included in other noncurrent assets because the Company does not expect to have access to any of these funds until after 1997.

    In the normal course of operations at the Company's Peoria facility during 1992, an unknown amount of a radioactive element contained in scrap was melted in an electric arc furnace, resulting in the low-level contamination of the pollution control system and the accumulated furnace dust. As a result, it was necessary for the Company to clean the pollution control system and remove and dispose of the contaminated dust. In July 1994, the Company entered into a disposal agreement with a licensed waste disposal facility. The Company has shipped approximately 70% of the contaminated dust to the disposal facility which is currently constructing treatment facilities. The disposal facility has represented that treatment and disposal will be completed by June 1995. At December 31, 1994, the Company has a $3.1 million accrual related to this matter representing the estimated costs to complete disposal of the contaminated dust.

 Environmental matters - "Superfund" sites

    The Company is subject to federal and state "Superfund" legislation that imposes cleanup and remediation responsibility upon present and former owners and operators of, and persons that generated hazardous substances deposited upon, sites determined by state or federal regulators to contain hazardous substances. The Company has been notified by the United States Environmental Protection Agency ("U.S. EPA") that the Company is a potentially responsible party ("PRP") under the federal "Superfund" legislation for the alleged release or threat of release of hazardous substances into the environment at several sites. These situations involve cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. The Company believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the three "Superfund" sites discussed below and has recorded receivables for the estimated insurance recoveries.

    In July 1991, the United States filed an action against a former subsidiary of the Company and four other PRP's in the United States District Court for the Northern District of Illinois (Civil Action No. 91C4482) seeking to recover investigation and remediation costs incurred by U.S. EPA at the Byron Salvage Yard, located in Byron, Illinois. In April 1992, Keystone filed a third-party complaint in this civil action against 15 additional parties seeking contribution in the event the Company is held liable for any response costs at the Byron site. Neither the Company nor the other designated PRPs are performing any investigation of the nature and extent of the contamination.
U.S. EPA has possession of the site, is conducting the remedial investigation, and has not made available sufficient data, tests results or other facts that would enable the PRPs to speculate as to an appropriate remedy or remedies. In July 1993, the U.S. EPA made available for inspection records documenting approximately $10 million in investigation and remediation costs incurred at the site and produced copies of the laboratory results on groundwater samples taken as a part of the ongoing remedial investigation. During 1994, U.S. EPA released its remedial investigation study showing ground water contamination, however U.S. EPA has not completed a feasibility study or risk assessment for the site. Until U.S. EPA releases its Final Record of Decision, the Company will not know whether U.S. EPA will require any further groundwater remediation measures. In October 1994, Keystone, EPA and the Department of Justice reached a verbal agreement to settle Keystone's liability for EPA response costs incurred at the site through April 1994 for a payment of $690,000. Under the agreement Keystone would be precluded from recovering any portion of the $690,000 settlement payment from other parties to the lawsuit. The terms of that verbal agreement must still be approved by the District Court. Keystone will remain potentially liable for EPA response costs incurred after April 30, 1994, and natural resource damage claims, if any, that may be asserted in the future. Keystone has a verbal agreement with its insurer to recover a portion of the anticipated $690,000 payment. In 1993, the Company accrued a liability of $500,000 based upon its estimated share of the documented investigation and remediation costs known at that time and an additional $190,000 was accrued in 1994.

    In September 1991, the Company along with 53 other PRP's, executed a consent decree to undertake the immediate removal of hazardous wastes and initiate a Remedial Investigation/Feasibility Study ("RI/FS") of the Interstate Pollution Control site located in Rockford, Illinois. The Company's percentage allocation within the group of PRP's agreeing to fund this project is currently 2.14%. However, the Company's ultimate allocation, and the ultimate costs of the RI/FS and any remedial action, are subject to change depending, for example, upon: the number and financial condition of the other participating PRPs, field conditions and sampling results, results of the risk assessment and Feasibility Study, additional regulatory requirements, and the success of a contribution action seeking to compel additional parties to contribute to the costs of the RI/FS and any remedial action. The project manager for the engineering firm conducting the RI/FS at the site has concluded the least expensive remedial option would be to cap the site and install and operate a soil vapor extraction system, at an estimated cost of approximately $2.6 million. The remedial investigation is still in process and the feasibility study is expected to be completed during 1996. The Company's current allocated share of the estimated least expensive remedial option is approximately $56,000 and was accrued prior to 1994.

    In August 1987, the Company was notified by U.S. EPA that it is a PRP responsible for the alleged hazardous substance contamination of a site previously owned by the Company in Cortland, New York. There are four other PRPs participating in the RI/FS and a contribution action is pending against eleven additional viable companies which contributed wastes to the site. An estimate made by the principal engineering firm responsible for the management of the RI/FS indicated the cost of the least expensive remedial option is approximately $3 million. This option would involve the construction of a site cap and ground water monitoring. The likelihood that U.S. EPA will select this option will depend on, among other things, the results of the EPA's evaluation of the Feasibility Study. The Company's estimated share of the least expensive remedial option is approximately $375,000 and was accrued prior to 1994.

Current litigation

     The Company satisfied a portion of its 1983 and 1984 funding obligations to the Keystone Master Pension Trust ("KMPT") through the contributions of certain real property that the IRS contended were prohibited transactions. In 1988, the IRS issued a Notice of Deficiency proposing the imposition of excise taxes plus accrued interest against the Company under the "prohibited transaction" provisions of the Internal Revenue Code (the "Code"). In May 1993, the U.S. Supreme Court reversed lower court decisions favorable to the Company and remanded the case to the tax court to determine the amount due. During 1993, the Company accrued an aggregate of $7.1 million for the estimated cost of the 5% nondeductible excise taxes ($3.2 million) and related interest ($3.9 million), resulting in a net after-tax charge of approximately $5.6 million. In addition, to avoid a second tier $9.6 million excise tax, the Company made a "correction" payment of $2.3 million to its pension plans in June 1993. In June 1994, the Company and the IRS agreed on the amount due and entered into a Closing Agreement which was approved by the Tax Court in July 1994. Pursuant to the terms of the Closing Agreement, the Company made an additional "correction" payment of approximately $3.3 million to its pension plans in June 1994, and agreed to pay a total of $3.1 million in excise taxes and interest, in three equal installments, over a two-year period beginning in June 1994. As a result, in 1994 the Company recorded a $4 million reduction in previously accrued expenses related to this matter. At December 31, 1994 the remaining accrued liability related to this matter amounted to approximately $2.1 million.

    In February 1989, the Company sold substantially all of the operating assets of two former divisions. As part of the purchase price, the Company received two promissory notes from the purchaser collateralized by the assets sold. In 1991, the purchaser restructured its business and borrowing obligations, including its notes payable to the Company, and in consideration of the Company's consent to that restructuring, the Company obtained certain replacement security interests including a secured note receivable, proceeds from a noncompetition agreement and security interests in two of the purchasers' limited partnership interests. In October 1991, an involuntary bankruptcy petition was filed against the purchaser by certain unsecured creditors. In November 1993, the bankruptcy Trustee commenced an adversary proceeding against the Company seeking to subordinate certain claims filed by the Company and to recover certain payments received by the Company pursuant to the replacement security interests referred to above. During the fourth quarter of 1994, the Company entered into a settlement agreement pursuant to which the Trustee withdrew its adversary proceeding against the Company, the Company released its unsecured claims against the bankruptcy estate and the Company received two new notes from limited partnerships affiliated with the purchaser. The Company retained its security interests in the limited partnerships as well as its right to receive the proceeds from the noncompetition agreement.

     The Company is also engaged in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of such proceedings is material in relation to the Company's consolidated financial position, results of operations or liquidity.

Concentration of credit risk

    The Company sells its products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail distributors primarily in the midwestern and southwestern regions of the United States. The Company performs ongoing credit evaluations of its customer's financial condition and, generally, requires no collateral from its customers. The Company's ten largest customers accounted for approximately 33% of sales in 1992, 30% in 1993 and 29% in 1994, and approximately 33% of notes and accounts receivable at both December 31, 1993 and 1994.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           SCHEDULE II - VALUATION AND
                               QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                       Additions
                                                          Balance at   Charged to   Deductions   Balance at
                                                           beginning   costs and     (net of       end of
Description                                               of period     expenses    recoveries)    period

YEAR ENDED DECEMBER 31, 1992:

  Allowance for doubtful accounts
    and notes receivable                                   $   317        $ 45        $ (102)     $   464

  Deferred tax asset valuation allowance                   $30,000        $ -         $ -         $30,000

YEAR ENDED DECEMBER 31, 1993:

  Allowance for doubtful accounts
   and notes receivable                                    $   464        $ (6)       $  (23)     $   435

  Deferred tax asset valuation allowance                   $30,000        $ -         $ -         $30,000

YEAR ENDED DECEMBER 31, 1994

  Allowance for doubtful accounts
   and notes receivable                                    $   435        $128        $  (10)     $   553

  Deferred tax asset valuation allowance                   $30,000        $ -         $ -         $30,000
