Form 10-K/A
period 1994-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1995-05-01
CIK 55604

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                    DIRECTORS

THOMAS E. BARRY                                  Director since 1989

    Dr. Barry, 51, is Associate Dean for Academic Affairs and Professor of Marketing of the Edwin L. Cox School of Business, Southern Methodist University.

PAUL M. BASS, JR.                                Director since 1989

    Mr. Bass, 59, is Vice Chairman of First Southwest Company, an investment banking firm, and has served as a director since prior to 1990. Mr. Bass is also Chairman of Richman Gordman Half Price Stores, Inc., Chairman of MorAmerica Private Equities Company, director of First Madison Bank and Chairman of the Audit Committee, and director of Source Services, Inc. Mr. Bass is currently serving as a member of the Executive Committee of Zale-Lipshy University Hospital and as a trustee of the Southwestern Medical Foundation.

DAVID E. CONNOR                                  Director since 1992

    Mr. Connor, 69, is President of David E. Connor and Associates, advisers to commerce and industry, in Peoria, Illinois and has served in such capacity since prior to 1990. He is a director of Cilcorp, Inc., Peoria, Illinois, and Chairman of the Board of First Midwest Bankshares, Quincy, Illinois. He is also director of Heartland Community Health Clinic, Peoria, Illinois, Museum Trustees of America, Washington, D.C. and a trustee of Bradley University, Peoria, Illinois.

GLENN R. SIMMONS                                 Director since 1986

    Mr. Simmons, 67, is Chairman of the Board of Directors and Chief Executive Officer of Keystone and has served in such capacities since prior to 1990. Mr. Simmons has served as Vice Chairman of the Board of Directors of Contran Corporation ("Contran"), a diversified holding company, which may be deemed to be the beneficial holder of approximately 62% of the Common Stock, since prior
to 1990.   Mr. Simmons has been a director of Contran and an executive officer and/or director of various companies related to Contran since prior to 1990. He is Vice Chairman of the Board of Valhi, Inc. ("Valhi"), Vice Chairman of the Board of Valcor, Inc., and a director of NL Industries, Inc. ("NL") and Tremont Corporation ("Tremont"), all of which companies may be deemed to be affiliates of Keystone.

DONALD A. SOMMER                                 Director since 1962

    Mr. Sommer, 66, served as a Vice President of the Company prior to his retirement in 1982.

J. WALTER TUCKER, JR.                            Director since 1971

    Mr. Tucker, 69, is Vice Chairman of the Board of Directors of the Company and has served in such capacity since prior to 1990. Mr. Tucker has served as a director, President, and Treasurer of Tucker & Branham, Inc., a real estate, mortgage banking and insurance firm since prior to 1990. Mr. Tucker is also a director of SunTrust Banks, Inc., Columbian Mutual Life Insurance Company and Valhi.

RICHARD N. ULLMAN                                Director since 1992

    Mr. Ullman, 60, is President of Federal Companies, a commercial warehouse and transportation company in Peoria, Illinois, and has served in such capacity since prior to 1990. He is a director of First of America Bank - Illinois, N.A. and Cilcorp, Inc., and is also serving as director of Children's Hospital of Illinois at St. Francis, director of St. Francis Medical Center, and a trustee of Bradley University, all located in Peoria.

                               EXECUTIVE OFFICERS

    In addition to Glenn R. Simmons and J. Walter Tucker, Jr, the following are executive officers of Keystone:

    HAROLD M. CURDY, 47, is Vice President - Finance and Treasurer of the Company and has served in such capacities since prior to 1990.

    BERT E. DOWNING, JR., 38, is Corporate Controller of the Company and has served in such capacity since December 1993. From prior to 1990 to December 1993, Mr. Downing served as Senior Manager in the Dallas office of Ernst & Young, a public accounting firm.

    RALPH P. END, 57, has served as Vice President and General Counsel since 1991 and as the Corporate Counsel and Assistant Secretary of the Company since prior to 1990.

    BILL J. JOHNSON, 59, has served as President, Sherman Wire, Sherman, Texas, since February, 1995. Mr. Johnson served as Vice President & General Manager, Sherman Wire, since prior to 1990.

    JAMES H. KAUFFMAN, 50, has served as President, Keystone Steel & Wire, since 1991. Mr. Kauffman served as Vice President and Treasurer of Valhi and Contran and various companies related to Valhi and Contran since prior to 1990 to 1991.

    SANDRA K. MYERS, 51, is Corporate Secretary of the Company and Executive Secretary of Contran and has served in both capacities since prior to 1990.

    ROBERT W. SINGER, 58, is President and Chief Operating Officer of the Company and has served in that capacity since prior to 1990. He has served as Vice President of Valhi and Contran since prior to 1990.


ITEM 11.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

    The following table summarizes all compensation paid to the Company's chief executive officer and to each of the Company's four most highly compensated executive officers other than the chief executive officer for services rendered in all capacities to the Company for the years ended December 31, 1994, 1993, and 1992.

                                                                Annual Compensation
Name and Principal Position                              Year          Salary ($)          Bonus ($)

Glenn R. Simmons (2)                                         1994              186,650               -
Chief executive Officer                                      1993              157,846               -
                                                             1992              144,385               -

Harold M. Curdy                                              1994              132,000            125,000
Vice President - Finance                                     1993              125,000             56,250
& Treasurer                                                  1992              125,000             67,500

Bill J. Johnson                                              1994               96,560             70,500
President                                                    1993               93,404             20,976
Sherman Wire Division                                        1992               98,708             40,495

James H. Kauffman                                            1994              167,693             54,600
President                                                    1993              159,996               -
Keystone Steel & Wire Division                               1992              155,767             84,960

Robert W. Singer                                             1994              225,000            150,000
President                                                    1993              200,000            150,000
                                                             1992              200,000            150,000

                                                           Long-Term
                                                           Compensation
                                                              Awards

                                                     Restricted         Securities
                                                        Stock           Underlying          All Other
                                                       Awards            Options           Compensation
Name and Principal Position                              ($)                (#)               ($)(1)

Glenn R. Simmons (2)                                           -                  -                  -
Chief Executive Officer                                        -                12,500               -
                                                               -                15,000               -

Harold M. Curdy                                                -                  -                 6,690
Vice President - Finance                                     19,475              5,000              8,362
& Treasurer                                                    -                  -                 8,728

Bill J. Johnson                                                -                 2,100              6,642
President                                                    21,525              2,500              6,695
Sherman Wire Division                                          -                  -                 6,533

James H. Kauffman                                              -                  -                 6,690
President                                                    24,600              5,000              8,994
Keystone Steel & Wire Division                                 -                  -                 8,728

Robert W. Singer                                               -                  -                 6,690
President                                                    25,625             10,000              8,994
                                                               -                  -                 8,728

<F1>

(1) Amounts contributed by the Company to the 401(k) Plan.

(2) Glenn R. Simmons, Chairman of the Board and Chief Executive Officer of the Company, is not a salaried employee of the Company. The reported salary includes an allocation of Mr. Simmons' time devoted to Keystone business under the Intercorporate Services Agreement (see Item 13 - "Certain Business Relationships and Related Transactions") in the amount of $175,000, $149,596 and $136,135 for 1994, 1993 and 1992, respectively, and directors' fees in the amount of $11,650, $8,250 and $8,250 for 1994, 1993 and 1992, respectively.

                              OPTION GRANTS IN 1994

    The following tables set forth certain information at December 31, 1994 and for the fiscal year then ended with respect to stock options and stock appreciation rights granted to and exercised by the individuals named in the Summary Compensation Table above. No options have been granted at an option price below fair market value on the date of grant.

                                                  Number             % of Total
                                                  of                 Options
                                                  Securities         Granted to           Exercise
                                                  Underlying         Employees            or Base
                                                  Options            in Fiscal            Price
Name                                              Granted*           Year                 ($/Share)

Bill J. Johnson                                          2,100                  43%              10.25

                                                                    Potential Realizable
                                                                    Value oat Assumed Annual
                                                                    Rates of Stock Price
                                                                    Appreciation for Option
Name                                           Expiration           Term ($)
                                                  Date                         5%                 10%

Bill J. Johnson                                       01/13/04            13,537              34,305

<F2>

* Options were granted on January 13, 1994 and vest 20%, 40%, 60% and 100% on the first, second, third, and fourth anniversary of the date of grant, respectively.

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                      Value
                                                          Shares Acquired            Realized
Name                                                      on Exercise (#)               ($)

Glenn R. Simmons                                                       22,500              41,587
Harold M. Curdy                                                         7,500              16,675
Bill Johnson                                                             -                   -
James H. Kauffman                                                        -                   -
Robert W. Singer                                                       30,000              66,699



                              Number of Securities                       Value of Unexercised
                              Underlying Unexercised                   In-the-Money Options/SARs
                            Options/SARs at FY-End (#)                 at FY-End ($) (2)
Name                      Exercisable       Unexercisable (1)          Exerciseable       Unexercisable

Glenn R. Simmons                   8,500                    19,000              16,778              55,635
Harold M. Curdy                    1,000                     4,000               4,875              19,500
Bill J. Johnson                      500                     4,100               2,438              16,838
James H. Kauffman                  7,000                     8,000               4,875              19,500
Robert W. Singer                   2,000                     8,000               9,750              39,000

<F3>

(1) Options vest 20%, 40%, 60% and 100% on the first, second, third, and fourth anniversary of the date of grant, respectively.

(2) The values shown in the table are based on the $13.625 per share closing price of the Company's Common Stock on December 31, 1994 as reported by the New York Stock Exchange Composite Tape, less the exercise price of the options.


                                  PENSION PLANS

    Keystone maintains several qualified, noncontributory defined benefit plans which provide defined retirement benefits to eligible employees including executive officers. Under the plans covering salaried employees, including officers, the defined benefit for an individual is based on a straight life annuity. An individual's monthly benefit is the sum of the following: (a) for credited service prior to January 1, 1981, the amount determined by his or her average monthly cash compensation for the five years of his or her highest earnings prior to January 1, 1981, multiplied by 1.1%, multiplied by the years of credited service, plus (b) for each year of service between 1980 and 1989, the amount determined by the sum of 1.2% multiplied by his or her average monthly cash compensation that year up to the social security wage base and 1.75% multiplied by his or her average monthly cash compensation that year in excess of the social security wage base, plus (c) for each year subsequent to 1989, the amount determined by 1.2% multiplied by his or her average monthly cash compensation that year, but not less than $14.00 per month.

    The estimated annual benefits payable upon retirement at normal retirement age for each of the salaried employees named in the Cash Compensation Table, assuming continued employment with the Company until normal retirement age at current salary levels are: Harold M. Curdy, $44,980; Bill J. Johnson, $27,252; James H. Kauffman, $34,666; and Robert W. Singer, $27,405. Glenn R. Simmons does not participate in the Keystone Pension Plan.

                             DIRECTOR'S COMPENSATION

    Directors of Keystone who are not salaried employees of the Company receive an annual retainer of $12,000. Such directors also receive a fee of $450 per day for each Board of Directors meeting and/or committee meeting requiring attendance in person. Directors are also reimbursed for reasonable expenses incurred in attending Board of Directors and/or committee meetings. On May 5, 1992 the shareholders approved the Keystone Consolidated Industries, Inc. 1992 Non-Employee Director Stock Option Plan, which provides that each non-employee director will be granted an option to purchase 1,000 shares of Common Stock on the third business day after the Company issues its press release summarizing the Company's annual financial results for the prior fiscal year. The exercise price of the options will be equal to the last reported sale price of Common Stock on the New York Stock Exchange Composite Tape on the date of grant.

              COMPENSATION AND INTERLOCKS AND INSIDER PARTICIPATION

    The present members of the Compensation Committee are Messrs. Barry, Bass and Sommer. Mr. Sommer served as Vice President of the Company prior to his retirement in 1982.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth the stockholders known to the Company to be the beneficial owner of more than 5% of the Common Stock outstanding as of March 23, 1995.


          NAME AND ADDRESS OF                          AMOUNT AND NATURE OF                   PERCENT
           BENEFICIAL OWNER                            BENEFICIAL OWNERSHIP                   OF CLASS

Harold C. Simmons                                                     3,783,483(1)(2)          67.1%
5430 LBJ Freeway, Suite 1700
Dallas, Texas 75240

The Killen Group                                                        317,500                 5.6%
1189 Lancaster Avenue
Berwyn, Pennsylvania  19312


_______

    The shares of Common Stock shown as beneficially owned by Harold C. Simmons includes 3,166,933, 326,050, 250,000 and 30,000 shares of Common Stock held by Contran, NL, The Harold Simmons Foundation, Inc. (the "Foundation") and The Combined Master Retirement Trust (the "Master Trust"), respectively.

    Contran and NL directly hold approximately 56.2% and 5.8%, respectively, of the outstanding Common Stock. Valhi and Tremont are the holders of approximately 53.0% and 17.8%, respectively, of the outstanding common stock of NL. Contran holds, directly or indirectly through related entities, approximately 91.0% and 44.2% of the outstanding common stock of Valhi and Tremont, respectively. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of Harold C. Simmons' children and grandchildren (together, the "Trusts"), of which Mr. Simmons is the sole trustee. As sole trustee of each of the Trusts, Mr. Simmons has the power to vote and direct the disposition of the shares of Contran stock held by each of the Trusts; however, Mr. Simmons disclaims beneficial ownership thereof.

    Harold C. Simmons is Chairman of the Board, President and Chief Executive Officer of Valhi and Contran and Chairman of the Board and Chief Executive Officer of certain related entities through which Contran may be deemed to control Valhi. Additionally, he is Chairman of the Board of NL and is a director of Tremont.

    The Master Trust holds approximately 0.5% of the outstanding shares of Common Stock. The Master Trust is a trust formed by Valhi to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and related companies, including Keystone. Harold C. Simmons is sole trustee of the Master Trust and sole member of the Trust Investment Committee for the Master Trust. The trustee and members of the Trust Investment Committee for the Master Trust are selected by Valhi's board of directors. Harold C. Simmons and Glenn R. Simmons are members of Valhi's board of directors and are both participants in one or more of the employee benefit plans that invest through the Master Trust; however, both such persons disclaim beneficial ownership of the shares of Common Stock held by the Master Trust, except to the extent of their respective vested beneficial interests therein.

    The Foundation holds approximately 4.4% of the outstanding shares of Common Stock. The Foundation is a tax-exempt foundation organized and existing exclusively for charitable purposes. Harold C. Simmons is Chairman of the Board and Chief Executive Officer of the Foundation.

    By virtue of the relationships described above, Harold C. Simmons may be deemed to control such entities and Mr. Simmons and such entities may be deemed to possess indirect beneficial ownership of certain shares of Common Stock held by such entities. However, Mr. Simmons disclaims such beneficial ownership of the shares of Common Stock beneficially owned, directly or indirectly, by such entities.

    Certain information contained in this footnote is based on information provided to the Company by Valhi, Contran and certain of their affiliates.

    The shares of Common Stock shown as beneficially owned by Harold C. Simmons also includes 10,500 shares of Common Stock held by Mr. Simmons' wife, with respect to all of which Mr. Simmons disclaims beneficial ownership.

                               SECURITY OWNERSHIP

    As of March 23, 1995, the Company's directors, the executive officers named in the Summary Compensation Table below, and the directors and executive officers as a group, beneficially owned, as defined by the rules of the Securities and Exchange Commission, the shares of Common Stock shown in the following table.


                                                     AMOUNT AND NATURE OF                   PERCENT OF
NAME OF BENEFICIAL OWNER                           BENEFICIAL OWNERSHIP (1)                  CLASS (2)

Thomas E. Barry (5)                                                    3,100                           -
Paul M. Bass, Jr. (3)(5)                                               5,500                           -
David E. Connor (5)                                                    3,500                           -
Harold M. Curdy (5)                                                   16,406                           -
Bill J. Johnson (5)                                                    4,970                           -
James H. Kauffman (5)                                                 11,683                           -
Glenn R. Simmons (4)(5)                                               55,100                           -
Robert W. Singer (5)                                                  37,875                           -
Donald A. Sommer (5) (6)                                              31,964                           -
J. Walter Tucker, Jr. (6)                                            153,450                           2.7%
Richard N. Ullman (5)                                                  3,500                           -

All directors and executive officers as a group
(14 persons)(4)                                                      335,892                           6.0%


________

<F3>


(1) All beneficial ownership is sole and direct except as otherwise set forth herein. Information as to the beneficial ownership of Common Stock has either been furnished to the Company by or on behalf of the indicated persons or is taken from reports on file with the Securities and Exchange Commission.

(2) Percentage omitted if less than 1%.

(3) Includes 2,500 shares of Common Stock held in discretionary accounts by First Southwest Company, a licensed broker-dealer, on behalf of certain of its clients, as to which Mr. Bass has voting and dispositive authority.
    Mr. Bass serves as Senior Director of First Southwest Company. As a result of the foregoing, Mr. Bass may be deemed to be the beneficial owner of such shares. However, Mr. Bass disclaims all such beneficial ownership.

(4) Glenn R. Simmons is the brother of Harold C. Simmons. See footnote (1) to the "Security Ownership of Certain Beneficial Owners" table.

(5) Includes shares that such person or group could acquire upon the exercise of options exercisable within 60 days of the Record Date by Messrs. Barry, Bass, Connor, Sommer, and Ullman for the purchase of 3,000 shares each, and named executive officers, Messrs. Curdy, Johnson, Kauffman, Simmons and Singer, for the purchase of 2,000, 1,420, 8,000, 14,000, and 4,000 shares, respectively, and the directors and executive officers as a group for the purchase of 46,220 shares under the Company's stock option plans.

(6) Donald A. Sommer is a first cousin to the spouse of J. Walter Tucker, Jr.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    As set forth under the caption "Security Ownership", Harold C. Simmons, through Contran and other entities, may be deemed to beneficially own approximately 67% of the Common Stock and, therefore, may be deemed to control the Company. The Company and other entities that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. No transactions of the type described above are planned or proposed with respect to the Company; the Company continuously considers, reviews and evaluates, and understands that Contran and related entities consider, review and evaluate, such transactions. Depending on the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more of such transactions in the future. In connection with these activities the Company may consider issuing additional equity securities or incurring additional indebtedness. The Company's acquisition activities have in the past and may in the future include participation in the acquisition or restructuring activities conducted by other companies that may be deemed to be controlled by Harold C. Simmons. It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

    Glenn R. Simmons, J. Walter Tucker, Jr., and Sandra K. Myers are not salaried employees of the Company. The Company has contracted with Contran, on a fee basis payable in quarterly installments, to provide certain administrative and other services to the Company in addition to the services of Mr. Simmons and Ms. Myers, including consulting services of Contran executive officers. The fee incurred during 1994 was $640,000. The Company has contracted with Tucker & Branham, Inc. for the services of Mr. Tucker. The fees paid Tucker & Branham, Inc. during 1994 were $66,000.

    Certain of Keystone's property, liability and casualty insurance risks are partially insured or reinsured by a captive insurance subsidiary of Valhi. The premiums and claims paid in connection therewith were approximately $98,000 for the year ended December 31, 1994.

    Aircraft services were purchased from Valhi in the amount of $128,000 for the year ended December 31, 1994.

    In the opinion of management and the Board of Directors, the terms of the transactions described above were no less favorable to the Company than those that could have been obtained from an unrelated entity.

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Keystone Consolidated Industries, Inc.
                                             (Registrant)


Date:  May 1, 1995              By /s/Harold M. Curdy
                                  Harold M. Curdy
                                  Vice President - Finance/Treasurer
                                  (Principal Financial Officer)


Date:  May 1, 1995              By /s/Bert E. Downing, Jr.
                                  Bert E. Downing, Jr.
                                  Corporate Controller
                                  (Principal Accounting Officer)




                       S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Keystone Consolidated Industries, Inc.
                                            (Registrant)


Date:  May 1, 1995              By ___________________________________
                                   Harold M. Curdy
                                   Vice President - Finance/Treasurer
                                   (Principal Financial Officer)



Date:  May 1, 1995              By ___________________________________
                                   Bert E. Downing, Jr.
                                   Corporate Controller
                                   (Principal Accounting Officer)