Form 10-Q
period 1995-03-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1995-05-05
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 1995

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

                    Yes   X                  No _____

Number of shares of common stock outstanding at April 30, 1995:  5,636,507

                     KEYSTONE CONSOLIDATED INDUSTRIES,  INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                      Page
                                                                      number

PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets - December 31, 1994
             and March 31, 1995                                         3-4

            Consolidated Statements of Operations - Three months
             ended March 31, 1994 and 1995                                5

            Consolidated Statements of Cash Flows - Three months
             ended March 31, 1994 and 1995                                6

            Consolidated Statement of Stockholders' Deficit
             - Three months ended March 31, 1995                          7

            Notes to Consolidated Financial Statements                 8-10

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      11-12


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                            13

  Item 6.   Exhibits and Reports on Form 8-K                             13

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                        December 31,          MARCH 31,
              ASSETS                                                        1994                1995

Current assets:
  Notes and accounts receivable                                                $ 41,915           $ 45,105
  Inventories                                                                    35,861             37,459
  Deferred income taxes                                                           4,552              3,845
  Prepaid expenses and other                                                      2,057              1,609

     Total current assets                                                        84,385             88,018

Property, plant and equipment                                                   231,708            233,809
Less accumulated depreciation                                                   150,561            153,435

     Net property, plant and equipment                                           81,147             80,374

Other assets:
  Unrecognized pension obligation                                                10,247              9,792
  Deferred income taxes                                                          23,783             25,008
  Notes receivable                                                                1,397              1,304
  Other                                                                           4,642              5,165

     Total other assets                                                          40,069             41,269

                                                                               $205,601           $209,661






                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


        LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                          December 31,             MARCH 31,
                                                                              1994                    1995

Current liabilities:
  Notes payable and current long-term debt                                       $  10,714          $ 18,664

  Accounts payable                                                                  28,418            27,122
  Accounts payable to affiliates                                                       191              -
  Accrued pension cost                                                              13,735            10,002
  Accrued OPEB cost                                                                  6,825             7,813
  Other accrued liabilities                                                         21,973            20,457

      Total current liabilities                                                     81,856            84,058

Noncurrent liabilities:
  Long-term debt                                                                    15,340            14,396
  Accrued pension cost                                                              40,470            42,891
  Accrued OPEB cost                                                                 98,310            97,655
  Other                                                                             10,204            10,977

      Total noncurrent liabilities                                                 164,324           165,919

Stockholders' deficit:
  Common stock                                                                       6,313             6,357
  Additional paid-in capital                                                        19,393            19,948
  Accumulated deficit                                                              (32,486)          (32,231)
  Net pension liabilities adjustment                                               (33,787)          (34,378)
  Treasury stock, at cost                                                              (12)              (12)

      Total stockholders' deficit                                                  (40,579)          (40,316)

                                                                                  $205,601          $209,661



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                                          Three months ended
                                                                               March 31,
                                                                          1994          1995

Revenues and other income:
  Net sales                                                                   $87,580             $90,768
  Other, net                                                                       65                 159
                                                                               87,645              90,927
Costs and expenses:
  Cost of goods sold                                                           80,362              83,277
  Selling, general and administrative                                           5,979               6,492
  Interest                                                                        629                 737
                                                                               86,970              90,506

    Income before income taxes                                                    675                 421

Provision for income taxes                                                        267                 166

    Net income                                                                $   408             $   255


Income per common and common equivalent share                                 $   .07             $   .05

Weighted average common and common equivalent
 shares outstanding                                                             5,550               5,642



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                         Three months ended
                                                              March 31,
                                                          1994        1995


Cash flows from operating activities:
  Net income                                                                         $   408         $   255
  Depreciation                                                                         3,131           3,176
  Noncash OPEB cost                                                                      448             333
  Deferred income taxes                                                                 (175)           (140)
  Other, net                                                                              83            (104)
                                                                                       3,895           3,520
  Change in assets and liabilities:
    Notes and accounts receivable                                                    (10,727)         (3,144)
    Inventories                                                                       (1,154)         (1,598)
    Accounts payable                                                                     (81)         (1,487)
    Accrued pension cost                                                              (1,144)         (1,826)
    Other, net                                                                         2,064            (128)

      Net cash used by operating activities                                           (7,147)         (4,663)

Cash flows from investing activities:
  Capital expenditures                                                                (2,003)         (2,821)
  Proceeds from disposition of property and equipment                                   -                476

      Net cash used by investing activities                                           (2,003)         (2,345)

Cash flows from financing activities:
  Revolving credit facility, net                                                       9,284           7,958
  Other notes payable and long-term debt:
    Additions                                                                            133              78
    Principal payments                                                                  (736)         (1,030)
  Common stock issued, net                                                               469               2

      Net cash provided by financing activities                                        9,150           7,008

Net change in cash and cash equivalents                                                 -               -

Cash and cash equivalents, beginning of period                                          -               -

Cash and cash equivalents, end of period                                            $   -           $   -

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized                                             $    603        $    784
    Income taxes                                                                          24               4
  Stock contributed to employee benefit plan                                             622             597

                      KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                        Three months ended March 31, 1995

                                 (In thousands)

                                         Additional                          Net pension                         Total
                              Common       paid-in        Accumulated        liabilities        Treasury     stockholders'
                               stock       capital          deficit          adjustment           stock         deficit

Balance at
 December 31, 1994               $6,313         $19,393          $(32,486)           $(33,787)        $(12)          $(40,579)

Net income                         -               -                  255                -              -                 255

Issuance of common
 stock                               44             555              -                   -              -                 599

Pension adjustment                 -               -                 -                   (591)          -                (591)

Balance at
 March 31, 1995                  $6,357         $19,948          $(32,231)           $(34,378)       $ (12)          $(40,316)




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

    Keystone Consolidated Industries, Inc. (the "Company") is a majority-owned subsidiary of Contran Corporation ("Contran"). At March 31, 1995, Contran held, directly or indirectly, approximately 67% of the Company's outstanding common stock.

    The consolidated balance sheet at December 31, 1994 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1995 and the consolidated statements of operations and cash flows for the interim periods ended March 31, 1994 and 1995, and the consolidated statement of stockholders' deficit for the interim period ended March 31, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

    Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "Annual Report").

Note 2 - Income per share:

    Income per share is based on the weighted average number of common and common equivalent shares outstanding during each period.

Note 3 - Inventories:

    Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately three-fourths of total inventories with the first-in, first-out or average cost methods used to determine the cost of other inventories.

                                                                     December 31,         MARCH 31,
                                                                         1994               1995
                                                                                  (In thousands)

Raw materials                                                                $12,672             $10,759
Work in process                                                                8,086              12,410
Finished products                                                             14,501              14,239
Supplies                                                                      14,407              13,856
                                                                              49,666              51,264
Less LIFO reserve                                                             13,805              13,805

                                                                             $35,861             $37,459

Note 4 - Notes payable and long-term debt:

                                                                     December 31,         MARCH 31,
                                                                         1994               1995
                                                                                  (In thousands)

Commercial credit agreements:
  Revolving credit facility                                                  $ 6,531             $14,489
  Term loan                                                                   16,382              15,549
Other                                                                          3,141               3,022
                                                                              26,054              33,060
  Less current maturities                                                     10,714              18,664

                                                                             $15,340             $14,396

    The Company maintains a $35 million revolving credit facility which matures December 31, 1996, is collateralized primarily by the Company's trade receivables and inventories, and bears interest at the prime rate plus 1.5% (an effective rate of 10.5% at March 31, 1995). The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Additional borrowings available were $20.2 million at March 31, 1995. This credit facility requires that the Company's daily cash receipts be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances.

    The Company's term loan is with the financial institution that provides the Company's revolving credit facility, bears interest at the prime rate plus 1%, and is due in installments through December 31, 1996. The loan requires compliance with the restrictive covenants, security agreement and certain other terms of the revolving credit facility, is further collateralized by the Company's property, plant and equipment, and becomes due and payable if the Company terminates its revolving credit facility.

    The Company's commercial credit agreements contain restrictive covenants including a prohibition against the payment of dividends without lender consent and certain minimum working capital and net worth requirements.

Note 5 - Income taxes:

    The difference between the provision for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate is primarily related to state income taxes. The net deferred tax asset at each of December 31, 1994 and March 31, 1995 is net of a $30 million valuation allowance. There was no change in the deferred tax valuation allowance during the first three months of 1994 or 1995.

Note 6 - Pension plans:

    Variances from actuarial assumptions, including the rate of return on pension plan assets, will result in increases or decreases in accrued pension costs, deferred taxes, stockholders' deficit, pension expense and related funding requirements in future periods.

    During the early 1980's the Company received permission from the Internal Revenue Service to defer certain annual pension plan contributions. At March 31, 1995, the remaining balance of such deferred contributions was approximately $9.9 million. Such deferred amounts, with interest, are payable to the plans through 2000 and are collateralized by a lien on all of the Company's assets.

Note 7 - Contingencies:

    Environmental matters. As discussed in the Annual Report, the Company is involved in the closure of inactive waste disposal units as well as the disposal of radioactive arc dust. In addition, the Company is subject to federal and state "Superfund" legislation at three sites involving cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. The Company has accrued its estimated costs related to these issues. The Company believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the "Superfund" sites and has recorded receivables for the estimated insurance recoveries. There was no significant change in the status of these environmental matters during the first three months of 1995.

    Other litigation. The Company is engaged in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of such proceedings are material in relation to the Company's consolidated financial position, results of operations or liquidity.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

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

    Net sales of $90.8 million for the first quarter of 1995 represent a 4% increase over the comparable 1994 quarter. Tons of product sold increased 2% with wire and wire products sales increasing 6% to 112,000 tons and rod sales decreasing 4% to 65,000 tons. Wire and wire products are sold at higher selling prices per ton than rod. Both rod and wire per ton selling prices increased approximately 4% in 1995 over the comparable 1994 period while per ton selling prices of wire products declined 3%, principally due to a 5% decrease in the average selling price of nails.

    Gross profit was $7.5 million for the first quarter of 1995, up slightly from 1994. Gross profit margins were approximately 8.3% during both periods as lower 1995 costs for scrap steel, the Company's primary raw material, and lower rod conversion costs were offset by changes in the product mix within the wire and wire products category and increased costs related to the production outages at the Peoria rod mill, discussed below.

    Scrap steel costs in the first quarter of 1995 were approximately 2% lower than one year ago and are currently expected to approximate current levels during the second quarter of 1995.

    During the first quarter of 1995, billet production of 158,000 tons at the Peoria steel mill increased 5% over the comparable 1994 period. As the Company's billet production capacity is less than its rod production capacity, the Company periodically purchases billets from other suppliers to increase utilization of the rod mill and thus assure the Company's ability to meet customer orders. The decision to purchase billets depends on prices, product demand and other market conditions. During the first quarter of 1995 the Company purchased 32,000 tons of billets compared to 30,000 tons purchased in the first quarter of 1994. However, despite the increased billet production and purchases, unscheduled downtime during the first quarter of 1995 limited rod production to the 1994 level of 171,000 tons. The Company has corrected the mechanical and operational problems that caused the downtime and production has returned to planned levels.

    Selling, general and administrative expenses, as a percentage of net sales, were comparable in both periods. Interest expense increased in the 1995 period due primarily to higher interest rates.


LIQUIDITY AND CAPITAL RESOURCES:

    The Company's cash flows from operating activities are affected by the seasonality of its business as sales of certain products used in the agricultural and construction industries are typically highest during the second quarter and lowest during the fourth quarter of each year. These seasonal fluctuations, as well as the normal maintenance shutdown in December at the Company's Peoria, Illinois facility, impact the timing of production, sales and purchases and typically result in a use of cash from operations and increases in the outstanding balance under the Company's revolving credit facility during the first quarter of the year.

    At March 31, 1995 the Company had working capital of $4 million. Notes payable and current maturities of long-term debt, deductions in the computation of such working capital, aggregated $18.7 million at March 31, 1995 and included outstanding borrowings of $14.5 million under the Company's $35 million revolving credit facility. The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Additional borrowings available were $20.2 million at March 31, 1995. The revolving credit facility requires that the Company's daily cash receipts be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances. Borrowings under the revolving credit facility currently mature December 31, 1996.

    Pension contributions and capital expenditures for the first quarter of 1995 were $4.4 million and $2.8 million, respectively, and are currently estimated to be approximately $20.4 million and $20 million for the full year, respectively.

    Management has budgeted profitable results of operations with sufficient cash flows from operations and financing activities to meet its anticipated operating needs for the remainder of 1995. This budget is based upon management's assessment of various financial and operational factors including, but not limited to, assumptions relating to product shipments; product mix and selling prices; production schedules; productivity rates; raw materials; electricity; labor; employee benefit and other fixed and variable costs; working capital requirements; interest rates; repayments of long-term debt; capital expenditures; and available borrowings under the Company's revolving credit facility. However, potential liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes beyond present accruals, any significant increases in the required minimum fundings to the Company's pension funds or in the cost of providing medical coverage to active and retired employees could have a material adverse affect on the future liquidity, financial condition and results of operations of the Company. Additionally, any significant decline in the Company's markets or market share, any inability to maintain satisfactory billet and rod production levels, or any other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing.

PART II.

ITEM 1. Legal Proceedings

    Reference is made to disclosure provided under the caption "Current litigation" in Note 13 to the Consolidated Financial Statements included in the Annual Report.

    Note 7 to the Consolidated Financial Statements is incorporate herein by reference.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) The following exhibit is included herein:

    27.1 Financial Data Schedule for the three month period ended
    March 31, 1995.

(b) Reports on Form 8-K filed during the quarter ended March 31, 1995:

    None.


                       S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Keystone Consolidated Industries, Inc.
                                             (Registrant)


Date:  May 5, 1995              By /s/Harold M. Curdy
                                  Harold M. Curdy
                                  Vice President - Finance/Treasurer
                                  (Principal Financial Officer)


Date:  May 5, 1995              By /s/Bert E. Downing, Jr.
                                  Bert E. Downing, Jr.
                                  Corporate Controller
                                  (Principal Accounting Officer)




                       S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Keystone Consolidated Industries, Inc.
                                            (Registrant)


Date:  May 5, 1995              By ___________________________________
                                   Harold M. Curdy
                                   Vice President - Finance/Treasurer
                                   (Principal Financial Officer)

Date:  May 5, 1995              By ___________________________________
                                   Bert E. Downing, Jr.
                                   Corporate Controller
                                   (Principal Accounting Officer)