Form 10-Q
period 1995-06-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1995-07-27
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1995

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

                    Yes   X                  No _____

Number of shares of common stock outstanding at July 24, 1995:  5,636,507
                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                             Page
                                                            number

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets - December 31, 1994
           and June 30, 1995                                      3-4

          Consolidated Statements of Operations - Three months
           and six months ended June 30, 1994 and 1995              5

          Consolidated Statements of Cash Flows - Six months
           ended June 30, 1994 and 1995                             6

          Consolidated Statement of Stockholders' Deficit - Six
           months ended June 30, 1995                               7

          Notes to Consolidated Financial Statements             8-10

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   11-13

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                        13

  Item 6. Exhibits and Reports on Form 8-K                         13

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                            December 31,         JUNE 30,
              ASSETS                                                            1994               1995

Current assets:
  Notes and accounts receivable                                                     $ 41,915        $ 43,814
  Accounts receivable from affiliate                                                    -                 70
  Inventories                                                                         35,861          40,760
  Deferred income taxes                                                                4,552           3,188
  Prepaid expenses and other                                                           2,057           1,486

     Total current assets                                                             84,385          89,318

Property, plant and equipment                                                        231,708         238,515
Less accumulated depreciation                                                        150,561         156,785

     Net property, plant and equipment                                                81,147          81,730

Other assets:
  Unrecognized pension obligation                                                     10,247           9,337
  Deferred income taxes                                                               23,783          19,549
  Notes receivable                                                                     1,397           1,189
  Other                                                                                4,642           5,507

     Total other assets                                                               40,069          35,582

                                                                                    $205,601        $206,630






                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.

                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


                                                                           December 31,         JUNE 30,
   LIABILITIES AND STOCKHOLDERS' DEFICIT                                       1994               1995

Current liabilities:
  Notes payable and current long-term debt                                         $ 10,714         $ 20,491
  Accounts payable                                                                   28,418           28,582

  Accounts payable to affiliate                                                         191             -
  Accrued pension cost                                                               13,735           10,628
  Accrued OPEB cost                                                                   6,825            7,883
  Other accrued liabilities                                                          21,973           21,076

     Total current liabilities                                                       81,856           88,660

Noncurrent liabilities:
  Long-term debt                                                                     15,340           13,546
  Accrued pension cost                                                               40,470           25,600
  Accrued OPEB cost                                                                  98,310           97,499
  Other                                                                              10,204           10,479

     Total noncurrent liabilities                                                   164,324          147,124

Stockholders' deficit:
  Common stock                                                                        6,313            6,357
  Additional paid-in capital                                                         19,393           19,948
  Accumulated deficit                                                               (32,486)         (29,355)
  Net pension liabilities adjustment                                                (33,787)         (26,092)
  Treasury stock, at cost                                                               (12)             (12)

     Total stockholders' deficit                                                    (40,579)         (29,154)

                                                                                   $205,601         $206,630




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                     (In thousands, except per share data)


                                                   Three months ended              Six months ended
                                         June 30,                       June 30,
                                      1994       1995               1994       1995

Revenues and other income:
  Net sales                                             $102,549        $95,482      $190,129       $186,250
  Other                                                       62            165           127            324
                                                         102,611         95,647       190,256        186,574

Costs and expenses:
  Cost of goods sold                                      90,515         84,227       170,877        167,504
  Selling, general and
   administrative                                          5,669          5,768        11,648         12,260
  Interest - notes payable and
   long-term debt                                            738            897         1,367          1,634
  Interest credit related to
   excise tax                                             (3,853)          -           (3,853)          -
                                                          93,069         90,892       180,039        181,398

   Income before income taxes                              9,542          4,755        10,217          5,176

Provision for income taxes                                 3,703          1,879         3,970          2,045

      Net income                                        $  5,839        $ 2,876      $  6,247       $  3,131

Income per common and
 common equivalent share                                $   1.04        $   .50      $   1.11       $    .55


Weighted average common and common
 equivalent shares outstanding                             5,613          5,657         5,581          5,650




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Six months ended
                                                             June 30,
                                                         1994       1995

Cash flows from operating activities:
  Net income                                                                      $  6,247         $ 3,131
  Depreciation                                                                       6,489           6,569
  Deferred income taxes                                                              2,631             678
  Other, net                                                                           733             141
  Change in assets and liabilities:
    Notes and accounts receivable                                                  (11,054)         (1,927)
    Inventories                                                                       (174)         (4,899)
    Accounts payable                                                                 4,522             (27)
    Accrued pension cost                                                            (5,954)         (4,452)
    Accrued excise tax and related interest                                         (5,053)         (1,033)
    Other, net                                                                       1,172             922

      Net cash used by operating activities                                           (441)           (897)

Cash flows from investing activities:
  Capital expenditures                                                              (6,090)         (7,575)
  Proceeds from disposition of property and equipment                                 -                487

      Net cash used by investing activities                                         (6,090)         (7,088)

Cash flows from financing activities:
  Revolving credit facility, net                                                     7,502           9,787
  Other notes payable and long-term debt:
    Additions                                                                          163              81
    Principal payments                                                              (1,603)         (1,885)
  Common stock issued, net                                                             469               2

      Net cash provided by financing activities                                      6,531           7,985

Net change in cash and cash equivalents                                               -               -

Cash and cash equivalents, beginning of period                                        -               -

Cash and cash equivalents, end of period                                          $   -            $  -

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized                                           $  1,362        $  1,743
    Income taxes                                                                     1,028             869
  Stock contributed to employee benefit plan                                      $    622        $    597

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                         Six months ended June 30, 1995

                                 (In thousands)


                                           Additional                           Net pension                       Total
                               Common        paid-in        Accumulated         liabilities      Treasury     stockholders'
                                stock        capital          deficit           adjustment         stock         deficit

Balance at
 December 31, 1994                 $6,313         $19,393           $(32,486)         $(33,787)        $(12)         $(40,579)

Net income                           -               -                 3,131              -             -               3,131

Issuance of common
  stock                                44             555               -                 -             -                 599

Pension adjustment                   -               -                  -                7,695          -               7,695

Balance at
 June 30, 1995                     $6,357         $19,948           $(29,355)         $(26,092)       $ (12)         $(29,154)


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

    Keystone Consolidated Industries, Inc. (the "Company") is a majority-owned subsidiary of Contran Corporation ("Contran"). At June 30, 1995, Contran held, directly or indirectly, approximately 68% of the Company's outstanding common stock.

    The consolidated balance sheet at December 31, 1994 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1995 and the consolidated statements of operations and cash flows for the interim periods ended June 30, 1994 and 1995, and the consolidated statement of stockholders' deficit for the interim period ended June 30, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

Note 3 - Inventories:

    Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately three-fourths of total inventories and the first-in, first-out or average cost methods are used to determine the cost of other inventories.

                                                                   December 31,           JUNE 30,
                                                                       1994                 1995
                                                                                (In thousands)

Raw materials                                                                $12,672             $13,572
Work in process                                                                8,086              14,816
Finished products                                                             14,501              12,336
Supplies                                                                      14,407              13,841
                                                                              49,666              54,565
Less LIFO reserve                                                             13,805              13,805

                                                                             $35,861             $40,760

Note 4 - Notes payable and long-term debt:

                                                                   December 31,           JUNE 30,
                                                                       1994                 1995
                                                                                (In thousands)

Commercial credit agreements:
  Revolving credit facility                                                  $ 6,531             $16,318
  Term loan                                                                   16,382              14,716
Other                                                                          3,141               3,003
                                                                              26,054              34,037
  Less current maturities                                                     10,714              20,491

                                                                             $15,340             $13,546

    The Company's $35 million revolving credit facility matures December 31, 1996, is collateralized primarily by the Company's trade receivables and inventories, and bears interest at the prime rate plus 1.5% (an effective rate of 10.5% at June 30, 1995). The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Additional borrowings available were $18.3 million at June 30, 1995. The Company's daily cash receipts are required to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances.

    The Company's term loan bears interest at the prime rate plus 1% and is due in installments through December 31, 1996. The loan is collateralized by the Company's property, plant and equipment, and has cross default provisions relating to the revolving credit facility.

    The credit agreements contain restrictive covenants including a prohibition against the payment of dividends without lender consent and certain minimum working capital and net worth requirements.

Note 5 - Income taxes:

    The difference between the provision for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate is primarily related to state income taxes.

    The net deferred tax asset at each of December 31, 1994 and June 30, 1995 is net of a $30 million valuation allowance. There was no change in the deferred tax valuation allowance during the first half of 1994 or 1995.

Note 6 - Pension plans:

    Variances from actuarial assumptions, including the rate of return on pension plan assets, will result in increases or decreases in accrued pension costs, deferred taxes, stockholders' deficit, pension expense and related funding requirements in future periods.

    During the early 1980's the Company received permission from the Internal Revenue Service to defer certain annual pension plan contributions. At June 30, 1995, the remaining balance of such deferred contributions was approximately $9.1 million. Such deferred amounts, with interest, are payable to the plans through 2000 and are collateralized by a lien on all of the Company's assets.

Note 7 - Excise tax settlement:

    As discussed in the Annual Report, the Company satisfied a portion of its 1983 and 1984 funding obligations to the Keystone Master Pension Trust (the "Keystone Trust") with contributions of certain real property that the IRS contended were prohibited transactions. In May 1993, the U.S. Supreme Court reversed lower court decisions favorable to the Company and ruled the contributions were prohibited transactions. The case was remanded to the Tax Court to determine the amount due. During 1993, the Company accrued
$7.1 million for the estimated cost of the 5% excise taxes and related interest and, to avoid a second tier excise tax, made a "correction" payment of $2.3 million to its pension plans.

    In June 1994, the Company and the IRS agreed on the amount due and entered into a Closing Agreement which was approved by the Tax Court in July 1994. Pursuant to the terms of the Closing Agreement, in June 1994, the Company made an additional "correction" payment of approximately $3.3 million to its pension plans, and agreed to pay $3.1 million in excise tax and accrued interest over a two-year period beginning in June 1994. As a result, 1994 results include a $4 million reduction in previously accrued expenses related to this matter.

Note 8 - Contingencies:

    Environmental matters. As discussed in the Annual Report, the Company is involved in the closure of inactive waste disposal units as well as the disposal of radioactive arc dust. In addition, the Company is subject to federal and state "Superfund" legislation at three sites involving cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. The Company has accrued its estimated costs related to these issues. The Company believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the "Superfund" sites and has recorded receivables for the estimated insurance recoveries. There was no significant change in the status of these environmental matters during the first six months of 1995.

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

    Net sales for the second quarter of 1995 decreased $7.1 million, or 7% from the comparable 1994 period. Tons of rod sold decreased 13% (74,000 tons compared to 85,000 tons), while tons of wire and wire products sold decreased 10% (109,000 tons compared to 121,000 tons). Wire and wire products selling prices increased 3% and rod selling prices increased 7% during the second quarter of 1995 as compared to the second quarter of 1994.

    Net sales for the first half of 1995 decreased $3.9 million, or 2%, from the comparable 1994 period. Tons of rod sold decreased 9% (139,000 tons compared to 153,000 tons), while tons of wire and wire products sold decreased 2% (221,000 tons compared to 226,000 tons). Wire and wire products selling prices increased 1% and rod selling prices increased 6% during the first half of 1995 as compared to the first half of 1994.

    The Company believes the 11% decline in overall sales volume during the 1995 second quarter and a 17% year-to-year decline in order backlog as of June 30, 1995 is a result of several factors, including customers reducing their inventory levels, increased rod imports and reduced orders due to the Company's announced wire sales price increase for April orders. In addition, the Company believes this price increase, which was not widely followed in the industry and met with customer resistance, resulted in some reduction in market share. The Company has rescinded the April price increase in response to competitive pressure and is presently regaining market share. The Company anticipates certain of these factors will continue to impact revenues through the end of 1995. However, despite these negative factors and the decreased June 30, 1995 backlog, the Company currently is forecasting that revenues for the remainder of 1995 will approximate those of the second half of 1994.

    Gross profit was $11.3 million for the second quarter of 1995, a decrease of $.7 million from the comparable 1994 period. However, the gross profit margin was 11.8%, up from 11.7% in the comparable 1994 period. Gross profit was $18.7 million for the first half of 1995, a decrease of $.5 million, and the year-to-date gross profit margin of 10.1% was comparable to the 1994 period. Higher product selling prices in 1995 positively impacted gross margins while margins were negatively impacted by higher rod conversion costs, higher scrap costs and increased costs related to production outages at the Peoria rod mill during the first quarter of 1995.

    Scrap prices were approximately 4% and 2% higher during the second quarter and first half, respectively, of 1995 as compared to the 1994 periods. Scrap steel costs are currently expected to increase slightly from current levels during the second half of 1995.

    During the first half of 1995, billet and rod production at the Peoria steel mill of 326,000 tons and 353,000 tons, respectively, approximated production in the 1994 period. As the Company's billet production capacity is less than its rod production capacity, the Company periodically purchases billets from other suppliers to increase the utilization of the rod mill and thus assure the Company's ability to meet its customers' orders. The decision to purchase billets depends on billet prices, product demand and other market conditions. During the first half of 1995 the Company purchased 56,000 tons of billets compared to 54,000 tons purchased in the first half of 1994. Due to higher than normal billet inventory levels at June 30, 1995 and lower than planned short-term sales forecasts, the Company currently does not anticipate purchasing billets during the remainder of 1995 whereas 41,000 tons were purchased during the last half of 1994.

    Selling, general and administrative expenses, as a percentage of net sales, increased slightly from the 1994 to 1995 periods. Interest expense increased in the 1995 periods due to higher interest rates and increased borrowings under the Company's revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES:

    The Company's cash flows from operating activities are affected by the seasonality of its business as sales of certain products used in the agricultural and construction industries are typically highest during the second quarter and lowest during the fourth quarter of each year. These seasonal fluctuations, as well as the normal December shutdown for maintenance and repairs at the Company's Peoria, Illinois facility impact the timing of production, sales and purchases.

    At June 30, 1995, the Company had working capital of $.7 million. Notes payable and current long-term debt, deductions in the computation of such working capital, aggregated $20.5 million at June 30, 1995, and included outstanding borrowings of $16.3 million under the Company's $35 million revolving credit facility. The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit, and additional borrowings available were $18.3 million at June 30, 1995. The Company's daily cash receipts are required to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances. Borrowings under the revolving credit facility mature December 31, 1996.

    Pension contributions and capital expenditures during the first half of 1995 amounted to $9.7 million and $7.6 million, respectively, and are currently estimated to be approximately $20.8 million and $20 million for the full year, respectively.

    Management has budgeted profitable results of operations with sufficient cash flows from operations and financing activities to meet its anticipated operating needs for the remainder of 1995. This budget is based upon management's assessment of various financial and operational factors including, but not limited to, assumptions relating to product shipments, product mix and selling prices; rod imports; production schedules; productivity rates; raw materials, electricity, labor, employee benefit and other fixed and variable costs; working capital requirements; interest rates; repayments of long-term debt; capital expenditures; and available borrowings under the Company's revolving credit facility. However, potential liabilities under environmental laws and regulations with respect to the disposal and clean-up of wastes beyond present accruals, any significant increases in the required minimum fundings to the Company's pension funds or in the cost of providing medical coverage to active and retired employees, could have a material adverse affect on the future liquidity, financial condition or results of operations of the Company. Additionally, any significant decline in the Company's markets or market share, any inability to maintain satisfactory billet and rod production levels, or any other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing.

PART II.

ITEM 1. Legal Proceedings

    Reference is made to disclosure provided under the caption "Current litigation" in Note 13 to the Consolidated Financial Statements included in the Annual Report.

    Note 8 to the Consolidated Financial Statements is incorporated herein by reference.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) The following exhibit is included herein:

    27.1  Financial Data Schedule for the six month period ended June 30, 1995.

(b) Reports on Form 8-K filed during the quarter ended June 30, 1995:

    None.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Keystone Consolidated Industries, Inc.
                                           (Registrant)


Date:  July 27, 1995          By /s/Harold M. Curdy
                              Harold M. Curdy
                              Vice President - Finance/Treasurer
                                (Principal Financial Officer)


Date:  July 27, 1995          By /s/Bert E. Downing, Jr.
                              Bert E. Downing, Jr.
                              Corporate Controller
                                (Principal Accounting Officer)



                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Keystone Consolidated Industries, Inc.
                                           (Registrant)


Date:  July 27, 1995          By ___________________________________
                              Harold M. Curdy
                              Vice President - Finance/Treasurer
                                (Principal Financial Officer)



Date:  July 27, 1995          By ___________________________________
                              Bert E. Downing, Jr.
                              Corporate Controller
                                (Principal Accounting Officer)