Form 10-Q
period 1995-09-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1995-11-07
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---

     EXCHANGE ACT OF 1934

For the quarter ended September 30, 1995
                      ------------------


Commission file number 1-3919
                       ------



                      KEYSTONE CONSOLIDATED INDUSTRIES, INC.
------------------------------------------------------------

     (Exact name of registrant as specified in its charter)


           DELAWARE                                    37-0364250
-------------------------------          -------------------------------------

(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


 5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, TX.  75240-2697
----------------------------------------------------------------------------

(Address of principal executive offices)                            (Zip Code)
Registrant's telephone number, including area code:        (214) 458-0028
                                                    --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X                  No
                        -----                   -----


Number of shares of common stock outstanding at November 2, 1995:  5,636,507
                                                                   ---------



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                     INDEX
                                     -----



                                                                       Page
                                                                      number
                                                                      ------


PART I.     FINANCIAL INFORMATION

  Item 1.       Financial Statements

            Consolidated Balance Sheets - December 31, 1994
             and September 30, 1995                                     3-4

            Consolidated Statements of Operations - Three months
             and nine months ended September 30, 1994 and 1995 5

            Consolidated Statements of Cash Flows - Nine months
             ended September 30, 1994 and 1995                            6

            Consolidated Statement of Stockholders' Deficit - Nine
             months ended September 30, 1994                              7

            Notes to Consolidated Financial Statements                 8-10

  Item 2.       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      11-14


PART II.    OTHER INFORMATION

  Item 1.       Legal Proceedings                                        15

  Item 6.       Exhibits and Reports on Form 8-K                         15


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                         December 31,   SEPTEMBER 30,
              ASSETS                         1994           1995
                                         ------------   -------------

Current assets:
  Notes and accounts receivable           $ 41,915      $ 40,962
  Inventories                               35,861        32,823
  Deferred income taxes                      4,552         3,407
  Prepaid expenses and other                 2,057         1,666
                                          --------      --------


     Total current assets                   84,385        78,858
                                          --------      --------


Property, plant and equipment              231,708       242,608
Less accumulated depreciation              150,561       159,807
                                          --------      --------


     Net property, plant and equipment      81,147        82,801
                                          --------      --------


Other assets:
  Unrecognized pension obligation           10,247         8,882
  Deferred income taxes                     23,783        15,236
  Notes receivable                           1,397           436
  Other                                      4,642         6,081
                                          --------      --------


     Total other assets                     40,069        30,635
                                          --------      --------


                                          $205,601      $192,294
                                          ========      ========







                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

                                            December 31, SEPTEMBER 30,
   LIABILITIES AND STOCKHOLDERS' DEFICIT        1994         1995
                                            ------------ -------------

Current liabilities:
  Notes payable and current long-term debt  $ 10,714     $ 23,654
  Accounts payable                            28,418       20,168
  Accounts payable to affiliates                 191         -
  Accrued pension cost                        13,735        9,836
  Accrued OPEB cost                            6,825        7,883
  Other accrued liabilities                   21,973       21,888
                                            --------     --------


     Total current liabilities                81,856       83,429
                                            --------     --------


Noncurrent liabilities:
  Long-term debt                              15,340       12,057
  Accrued pension cost                        40,470       11,621
  Accrued OPEB cost                           98,310       97,601
  Other                                       10,204        9,784
                                            --------     --------


     Total noncurrent liabilities            164,324      131,063
                                            --------     --------


Stockholders' deficit:
  Common stock                                 6,313        6,362
  Additional paid-in capital                  19,393       20,013
  Accumulated deficit                        (32,486)     (28,596)
  Net pension liabilities adjustment         (33,787)     (19,965)
  Treasury stock, at cost                        (12)         (12)
                                            --------     --------


     Total stockholders' deficit             (40,579)     (22,198)
                                            --------     --------


                                            $205,601     $192,294
                                            ========     ========






                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                   Three months ended   Nine months ended
                                      September 30,       September 30,
                                   ------------------  -------------------

                                     1994       1995     1994       1995
                                     ----       ----     ----       ----

Revenues and other income:
  Net sales                        $87,571   $82,921  $277,700 $269,171
  Other                                  7        37       134      361
                                   -------   -------  -------- --------

                                    87,578    82,958   277,834  269,532
                                   -------   -------  -------- --------


Costs and expenses:
  Cost of goods sold               78,939     76,382  249,816   243,886
  Selling, general and
   administrative                   5,342      4,435   16,990    16,695
  Interest - notes payable and
   long-term debt                     724        886    2,091     2,520
  Interest credit related to
   excise tax                         -         -       (3,853)    -
                                   -------   -------  -------- --------

                                    85,005    81,703   265,044  263,101
                                   -------   -------  -------- --------


      Income before income taxes    2,573      1,255   12,790     6,431

Provision for income taxes           1,016       496     4,986    2,541
                                   -------   -------  -------- --------


      Net income                   $ 1,557   $   759  $  7,804 $  3,890
                                   =======   =======  ======== ========


Income per common and common
 equivalent share                  $   .28   $    .14 $   1.39 $    .69
                                   =======   ======== ======== ========

Weighted average common and common
 equivalent shares outstanding       5,626     5,661     5,596    5,654
                                   =======   =======  ======== ========






                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       Nine months ended
                                                          September 30,
                                                      -----------------

                                                        1994       1995
                                                        ----       ----

Cash flows from operating activities:
  Net income                                          $ 7,804  $  3,890
  Depreciation                                          9,550     9,689
  Deferred income taxes                                 3,673       855
  Other, net                                            1,404       301
  Change in assets and liabilities:
    Notes and accounts receivable                      (6,678)      958
    Inventories                                           601     3,038
    Accounts payable                                    3,875    (8,441)
    Accrued pension cost                               (8,065)   (8,724)
    Accrued excise tax and related interest            (5,054)   (1,033)
    Other, net                                            887     1,108
                                                      -------  --------


     Net cash provided by operating activities          7,997     1,641
                                                      -------  --------


Cash flows from investing activities:
  Capital expenditures                                 (8,876)  (11,951)
  Proceeds from disposition of property and equipment       6       651
                                                      -------  --------


      Net cash used by investing activities            (8,870)  (11,300)
                                                      -------  --------


Cash flows from financing activities:
  Revolving credit facility, net                        3,147    12,940
  Other notes payable and long-term debt:
    Additions                                             200        81
    Principal payments                                 (3,090)   (3,364)
  Common stock issued, net                                616         2
                                                      -------  --------


      Net cash provided by financing activities           873     9,659
                                                      -------  --------


Net change in cash and cash equivalents                  -         -

Cash and cash equivalents, beginning of period           -         -
                                                      -------  --------


Cash and cash equivalents, end of period              $  -     $   -
                                                      =======  ========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized               $ 2,199  $  2,826
    Income taxes                                        1,593     1,181
  Stock contributed to employee benefit plan          $   622  $    597

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      Nine months ended September 30, 1995

                                 (In thousands)

                                         Additional
                                 Common   paid-in   Accumulated
                                  stock   capital     deficit
                                 ------  ---------  -----------

Balance at
 December 31, 1994                $6,313 $19,393    $(32,486)

Net income                          -       -          3,890

Issuance of common
 stock                                49     620        -

Pension adjustment                  -       -           -
                                  ------ -------    --------


Balance at
 September 30, 1995               $6,362 $20,013    $(28,596)
                                  ====== =======    ========


                           Net pension                Total
                           liabilities  Treasury  stockholders'
                           adjustment     stock      deficit
                           -----------  --------  -------------

Balance at
 December 31, 1994         $(33,787)     $ (12)    $(40,579)

Net income                     -           -          3,890

Issuance of common
 stock                         -           -            669

Pension adjustment           13,822        -         13,822
                           --------      -----     --------


Balance at
 September 30, 1995        $(19,965)     $ (12)    $(22,198)
                           ========      =====     ========


             KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

    Keystone Consolidated Industries, Inc. (the "Company") is a majority-owned subsidiary of Contran Corporation ("Contran"). At September 30, 1995 Contran held, directly or indirectly, approximately 68% of the Company's outstanding common stock.

    The consolidated balance sheet at December 31, 1994 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1995 and the consolidated statements of operations and cash flows for the interim periods ended September 30, 1994 and 1995, and the consolidated statement of stockholders' deficit for the interim period ended September 30, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

Note 2 - Inventories:

    Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately three-fourths of total inventories and the first-in, first-out or average cost methods are used to determine the cost of other inventories.


                                         December 31,  SEPTEMBER 30,
                                             1994          1995
                                         ------------  -------------

                                               (In thousands)
Raw materials                            $12,672        $11,307
Work in process                            8,086         13,539
Finished products                         14,501          8,108
Supplies                                  14,407         13,674
                                         -------        -------

                                          49,666         46,628
Less LIFO reserve                         13,805         13,805
                                         -------        -------


                                         $35,861        $32,823
                                         =======        =======


Note 3 - Notes payable and long-term debt:

                                         December 31,  SEPTEMBER 30,
                                             1994          1995
                                         ------------  -------------

                                               (In thousands)
Commercial credit agreements:
  Revolving credit facility              $ 6,531        $19,471
  Term loan                               16,382         13,883
Other                                      3,141          2,357
                                         -------        -------

                                          26,054         35,711
  Less current maturities                 10,714         23,654
                                         -------        -------


                                         $15,340        $12,057
                                         =======        =======



    The Company's $35 million revolving credit facility matures December 31, 1996, is collateralized primarily by the Company's trade receivables and inventories, and bears interest at the prime rate plus 1.5% (an effective rate of 10.25% at September 30, 1995). The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Additional borrowings available were $15.2 million at September 30, 1995. The Company's daily cash receipts are required to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances.

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

Note 4 - Income taxes:

     The difference between the provision for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate is primarily related to state income taxes.

     The net deferred tax asset at each of December 31, 1994 and September 30, 1995 is net of a $30 million valuation allowance. There was no change in the valuation allowance during the first nine months of 1994 or 1995.
Note 5 - Pension plans:

    Variances from actuarial assumptions, including the rate of return on pension plan assets and discount rate, will result in increases or decreases in accrued pension costs, deferred taxes, stockholders' deficit, pension expense and funding requirements in future periods.

    During the early 1980's the Company received permission from the Internal Revenue Service (the "IRS") to defer certain annual pension plan contributions. At September 30, 1995, the remaining balance of such deferred contributions was approximately $8.7 million. Such deferred amounts, with interest, are payable to the plans through 2000 and are collateralized by a lien on all of the Company's assets.

Note 6 - Excise tax settlement:

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

     In June 1994, the Company and the IRS entered into a Closing Agreement which was approved by the Tax Court in July 1994. Pursuant to the terms of the Closing Agreement, the Company made an additional "correction" payment of approximately $3.3 million to its pension plans, and agreed to pay $3.1 million in excise tax and accrued interest over a two-year period beginning in June 1994. As a result, 1994 earnings include a $4 million reduction in previously accrued expenses related to this matter.

Note 7 - Contingencies:

     Environmental matters. As discussed in the Annual Report, the Company is involved in the closure of inactive waste disposal units at its facility in Peoria, Illinois. In addition, the Company is subject to federal and state "Superfund" legislation at three sites involving cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. The Company has accrued its estimated costs related to these issues. The Company believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the "Superfund" sites and has recorded receivables for the estimated insurance recoveries. There was no significant change in the status of these environmental matters during the first nine months of 1995.

     As previously discussed in the Annual Report, the Company has also been involved in the disposal of a quantity of radioactive arc dust and completed shipping the remaining contaminated dust to a licensed waste disposal facility during the third quarter of 1995. The disposal facility has represented that treatment and disposal was completed in October 1995.

    Other litigation. The Company is engaged in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of such proceedings are material in relation to the Company's consolidated financial position, results of operations or liquidity.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------


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

    During the first nine months of 1995, billet production at the Company's steel mill in Peoria, Illinois of 481,000 tons declined 2% from production in the comparable 1994 period. This decline in billet production was primarily a result of down-time associated with equipment repairs and electrical power refusals and interruptions. The Company purchases electrical energy from a regulated utility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power during periods of peak demand.

    As the Company's billet production capacity is less than its rod production capacity, the Company periodically purchases billets from other manufacturers to increase the utilization of its Peoria rod mill and thus assure the Company's ability to meet customers' orders. The decision to purchase billets depends on billet prices, product demand and other market conditions. During the first nine months of 1995 the Company purchased 56,000 tons of billets compared to 71,000 tons purchased in the first nine months of 1994. Due to lower than planned short-term sales forecasts, the Company currently does not anticipate purchasing billets during the remainder of 1995 whereas 24,000 tons were purchased during the last quarter of 1994. As a result of lower billet production and purchases as well as power refusals and interruptions, Peoria rod production of 499,000 tons during the first nine months of 1995 was down 6% from the comparable 1994 period.

    Net sales for the third quarter of 1995 decreased $4.7 million, or 5%, from the 1994 quarter as an 8% decline in tons sold more than offset a 3% increase in average selling prices. Tons of rod sold decreased 4% (72,000 tons compared to 75,000 tons), while tons of wire and wire products sold were down 11% (97,000 tons compared to 109,000 tons). Wire and wire products selling prices during the third quarter of 1995 were approximately 4% higher than the selling prices during the same quarter in 1994, while rod selling prices increased 5%.

    Similarly, net sales for the first nine months of 1995 were $8.5 million, or 3% lower than in 1994. Tons of rod sold decreased 7% (211,000 tons compared to 228,000 tons), while tons of wire and wire products sold decreased 5% (318,000 tons compared to 335,000 tons). Wire and wire products selling prices increased 2% and rod selling prices increased 6% during the first nine months of 1995 as compared to the first nine months of 1994.

    The Company believes the 6% decline in total sales tonnage during the first three quarters of 1995 and a 35% year-to-year decline in order backlog as of September 30, 1995 is a result of several factors, including customers reducing their inventory levels, increased rod imports and lower market share due to the Company's announced wire sales price increase for April orders. The Company rescinded the April price increase, which was not widely followed in the industry and met with customer resistance, and consequently has begun to regain lost market share. However, the Company is currently forecasting that revenues for the fourth quarter of 1995 will be approximately 6% lower than the 1994 fourth quarter.

    Gross profit was $6.5 million for the third quarter of 1995, down $2.1 million from the comparable 1994 period, as margins declined to 7.9% from 9.9%. This decline is primarily the result of higher selling prices being more than offset by higher costs for scrap steel, the Company's primary raw material, and increased rod conversion costs caused, in part, by down-time associated with the electrical power refusals and interruptions and caster equipment repairs. Similarly, gross profit of $25.3 million for the first nine months of 1995 was down $2.6 million as year-to-date gross profit margins decreased to 9.4% from 10%.

    Scrap steel prices were approximately 9% and 1% higher during the third quarter and first nine months, respectively, of 1995 as compared to the same 1994 periods. Scrap steel costs are currently expected to approximate current levels during the last quarter of 1995.

    Selling, general and administrative expenses, as a percentage of net sales, declined to 5% in the third quarter of 1995 as compared to 6% in the comparable 1994 period primarily as a result of lower expenses related to environmental issues and the Company's information systems project at its Peoria facility. Selling, general and administrative expenses for the first nine months, as a percentage of net sales, were comparable between the 1995 and 1994 periods. Interest expense increased in the 1995 periods due to higher interest rates and increased borrowings under the Company's revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES:

    The Company's cash flows from operating activities are affected by the seasonality of its business as sales of certain products used in the agricultural and construction industries are typically highest during the second quarter and lowest during the fourth quarter of each year. These seasonal fluctuations, as well as the normal December shutdown for maintenance and repairs at the Company's Peoria facility impact the timing of production, sales and purchases.

    At September 30, 1995, the Company had a working capital deficit of $4.6 million. Notes payable and current long-term debt, deductions in the computation of working capital, aggregated $23.7 million at September 30, 1995, and included outstanding borrowings of $19.5 million under the Company's $35 million revolving credit facility. The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit, and additional borrowings available at September 30, 1995 amounted to $11 million. The Company's daily cash receipts are required to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances. Borrowings under the revolving credit facility mature December 31, 1996.

    In September 1995, the Company had reduced purchases of raw materials and capital expenditures as compared to December 1994, which resulted in lower accounts payable balances at September 30, 1995.

    Pension contributions and capital expenditures for the first nine months of 1995 amounted to $15.4 million and $12 million, respectively, and are currently estimated to be approximately $18.7 million and $17 million, respectively, for the full year.

    Variances from actuarial assumptions, including the rate of return on pension plan assets and discount rate, will result in increases or decreases in accrued pension costs, deferred taxes, stockholders' deficit, pension expense and funding requirements in future periods. During the first nine months of 1995, the Company's pension plans had an investment return of approximately 32% (an annual rate of approximately 43%). This rate of return is significantly in excess of the actuarially assumed annual rate of return of 10% and, as a result, significantly reduced the Company's pension liability and pension liabilities adjustment component of stockholders' deficit at September 30, 1995. The Company's pension plans' assets are invested primarily in a collective investment trust (the `Collective Trust'') for Contran and its affiliates. Approximately one-fourth of the Collective Trust's assets relate to a single security, which had increased in value by approximately 60% since December 31, 1994 and, as such, was a significant factor in the 32% overall return for the first nine months of 1995. As of November 2, 1995, the market price of this security had declined from its September 30, 1995 value to approximately 26% above its year-end 1994 value.

    The Company evaluates the discount rate used in valuing both its pension and OPEB liabilities and adjusts the rate annually, if appropriate. In view of current interest rate levels, the current discount rate of 8.5% will likely be reduced, effective December 31, 1995, to approximately 7.5%. Each one percent reduction in the discount rate will increase the accumulated pension benefit obligation by approximately $15 million and the accumulated OPEB obligation by approximately $8 million.

    The seasonality of the Company's business and the uncertainty of the future trend in selling prices and scrap costs causes the Company to be cautious about the forecasted results of operations of the 1995 fourth quarter, typically the lowest volume quarter. Management has budgeted profitable results of operations for 1996 with sufficient cash flows from operations and financing activities to meet its anticipated operating needs. This budget is based upon management's assessment of various financial and operational factors including, but not limited to, assumptions relating to product shipments, product mix and selling prices; rod imports; production schedules; productivity rates; raw materials, electricity, labor, employee benefit and other fixed and variable costs; working capital requirements; interest rates; repayments of long-term debt; capital expenditures; and available borrowings under the Company's revolving credit facility. However, potential liabilities under environmental laws and regulations with respect to the disposal and clean-up of wastes beyond present accruals, any significant increases in the required minimum fundings to the Company's pension funds or in the cost of providing medical coverage to active and retired employees, could have a material adverse affect on the future liquidity, financial condition or results of operations of the Company. Additionally, any significant decline in the Company's markets or market share, any inability to maintain satisfactory billet and rod production levels, or any other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing.
PART II.

ITEM 1. Legal Proceedings
        -----------------

    Reference is made to disclosure provided under the caption "Current litigation" in Note 13 to the Consolidated Financial Statements included in the Annual Report.

    Note 7 to the Consolidated Financial Statements is incorporated herein by reference.

ITEM 6. Exhibits and Reports on Form 8-K.
        --------------------------------


(a) The following exhibit is included herein:

    27.1  Financial Data Schedule for the nine month period ended
            September 30, 1995.

(b) Reports on Form 8-K filed during the quarter ended September 30, 1995:

    None.


                              S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Keystone Consolidated Industries, Inc.
                               --------------------------------------

                                        (Registrant)


Date:  November 7, 1995        By /s/Harold M. Curdy
                                 -------------------------------------

                                 Harold M. Curdy
                                 Vice President - Finance/Treasurer
                                 (Principal Financial Officer)


Date:  November 7, 1995        By /s/Bert E. Downing, Jr.
                                 -------------------------------------

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

                               Keystone Consolidated Industries, Inc.
                               --------------------------------------

                                       (Registrant)


Date:  November 7, 1995        By
                                  -----------------------------------
                                  Harold M. Curdy
                                  Vice President - Finance/Treasurer
                                  (Principal Financial Officer)



Date:  November 7, 1995        By
                                  -----------------------------------
                                  Bert E. Downing, Jr.
                                  Corporate Controller
                                  (Principal Accounting Officer)


10q995A