Form 10-K405
period 1995-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1996-03-29
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---

    ACT OF 1934 [Fee required] - For the fiscal year ended  December 31, 1995
                                                           ------------------


Commission file number     1-3919
                       --------------


                     Keystone Consolidated Industries, Inc.

             (Exact name of registrant as specified in its charter)

             Delaware                                           37-0364250
---------------------------------                        ----------------------

 (State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                            Identification No.)

5430 LBJ Freeway, Suite 1740
Three Lincoln Centre, Dallas, TX                                  75240-2697
----------------------------------------                          ----------

(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:             (214) 458-0028
                                                                --------------


   Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
       Title of each class                  on which registered
       -------------------                 --------------------


    Common Stock, $1 par value             New York Stock Exchange
   Securities registered pursuant to Section 12(g) of the Act:



                              None.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.    Yes  X      No
                         ---        ---



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


As of March 18, 1996, 5,687,424 shares of common stock were outstanding. The aggregate market value of the 1,843,791 shares of voting stock held by nonaffiliates of the Registrant, as of such date, was approximately $18.9 million.


               DOCUMENTS INCORPORATED BY REFERENCE


The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                             PART I

ITEM 1. BUSINESS.

GENERAL

     Keystone Consolidated Industries, Inc. ("Keystone" or the "Company"), incorporated in Delaware in 1955, is the successor to Keystone Steel & Wire Company, which was founded in 1889. The Company is a diversified mini-mill manufacturer of carbon steel rod, wire and a wide range of wire products for a variety of end uses. Mini-mills are typically modern, low cost producers that, like the Company, make steel from scrap with the electric arc furnace process. The Company owns and operates five plants in Illinois, Texas, Arkansas and Wisconsin. Product distribution is concentrated primarily in the Midwestern and Southwestern regions of the United States. The Company's operations are conducted by three divisions, Keystone Steel & Wire ("KSW"), Keystone
Fasteners and Sherman Wire ("Sherman"), and two wholly-owned subsidiaries, Fox Valley Steel and Wire Company ("Fox Valley"), formerly Wire Products Company, and Sherman Wire of Caldwell, Inc. ("Caldwell").

     At December 31, 1995, Contran Corporation ("Contran") held, directly or indirectly, approximately 68% of the Company's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, Chairman of the Board and Chief Executive Officer of Contran, may be deemed to control Contran and the Company.

    The statements in this Annual Report on Form 10-K relating to matters that are not historical facts including, but not limited to, statements found in this
Item 1 - `Business'', in Items 3 - ``Legal Proceedings'', and in Item 7 - `Management's Discussion And Analysis Of Financial Condition And Results Of Operations', are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward looking statements include, but are not limited to, cost of raw materials, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, and the ultimate resolution of pending litigation and possible future litigation as discussed in this Annual Report, including, without limitation, the sections referenced above.


MANUFACTURING AND DISTRIBUTION

     The Company's manufacturing operations consist of a steel mill, a carbon steel rod mill and five wire and wire product fabrication facilities. The steel mill, rod mill and the Company's largest wire facility are located at KSW in Peoria, Illinois. The manufacturing process commences in the steel mill with scrap steel being loaded into an electric arc furnace and converted into molten steel. The molten steel is transferred by ladle into a six-strand continuous casting machine which produces five-inch square strands, referred to as billets, that are cut to predetermined lengths. These billets, along with billets purchased from outside suppliers, are transferred to the adjoining rod mill.

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

     While the Company does not normally maintain a significant inventory of finished rod or wire, it generally does have on hand approximately a one-month supply of wire products inventory which enables the Company to respond to customer orders and shifts in product demand.

     The Company operates production facilities utilizing approximately 2.5 million square feet for manufacturing and office space, approximately 84% of which is located at KSW. The Company leases approximately 56,000 square feet of warehouse space in Sherman, Texas. Prior to October 1995, the Company leased a distribution facility in Northern California. The Company's West Coast customers are now being served directly by KSW and Sherman.

PRODUCTS AND MARKETS

     The Company produces carbon steel rod, wire and a wide range of wire products for agricultural, industrial, construction, commercial, original equipment manufacturers ("OEM") and retail consumer markets.

     Carbon Steel Rod. The Company produces carbon steel rod at its KSW rod mill. In 1995, approximately 57% of the rod manufactured by the Company was used internally at the Company's five wire fabrication facilities, up from 53% in 1993 and 56% in 1994. The remainder of the Company's rod production was sold directly to producers of construction products, wire and wire products, including products similar to those manufactured by the Company. The Company believes, as compared to non-integrated or single product rod producers, its ability to internally convert a large portion of rod production into a wide variety of wire and wire products provides significant opportunities for improving margins and enhances marketing flexibility. Trade sales of carbon steel rod were $100 million in 1993, $99 million in 1994 and $92 million in 1995.

    Drawn Carbon Steel Wire. At its KSW, Fox Valley, Sherman and Caldwell facilities, the Company produces custom-drawn carbon steel wire in a variety of gauges, finishes and packages for industrial fabrication and OEM customers. The Company believes it is one of the largest manufacturers of carbon steel wire in the United States. The Company's drawn wire is used by these customers in the production of a broad range of finished goods including nails, coat hangers, barbecue grills, air conditioners, tools, refrigerators and other appliances. Sales of drawn wire were $68 million in 1993, $80 million in 1994 and $81 million in 1995.


    Fencing and Related Wire Products. The Company believes it is a leading supplier in the United States of agricultural fencing, barbed wire, stockade panels and a variety of welded and woven wire mesh, fabric and netting for agricultural, construction and industrial applications. These products are distributed by the Company through farm supply distributors, hardlines merchandisers and building and industrial materials distributors. Many of these fencing and related wire products are marketed under the Company's RED BRAND(R) label. As part of its marketing strategy, the Company designs merchandise packaging, supportive product literature and point-of-purchase displays for marketing of many of these products to the retail consumer market. Sales of fencing and related wire products were $101 million in 1993, $106 million in 1994 and $98 million in 1995.

    Construction Products. The Company manufactures products for residential and commercial construction, including nails, rebar ty wire, stucco netting and reinforcing building fabric. The primary customers for these products are construction contractors and building materials distributors. The Company sells approximately 40% of its nails through PrimeSource, Inc., one of the largest nail distributors in the United States, under the latter's Grip-Rite(R) label. Sales of construction products were $75 million in 1993, $78 million in 1994 and $73 million in 1995.

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

     The domestic carbon steel rod industry experienced a consolidation of operations over the past decade, as large integrated steel producers disposed of or, to a significant degree, discontinued their carbon steel rod and wire operations. Some of this capacity was replaced by the capacity of domestic mini-mills and foreign producers. Worldwide overcapacity in the steel industry continues to exist and since the expiration of Voluntary Restraint Agreements with foreign governments in March 1992, imports of wire rod and certain wire products have increased significantly.

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

     Environmental legislation and regulations have changed rapidly in recent years and the Company may be subject to increasingly stringent environmental standards in the future. The Company currently does not expect capital expenditures related to environmental items during the near future to be significant.

     Information in Note 13 to the Consolidated Financial Statements is incorporated herein by reference.

RAW MATERIALS AND ENERGY

     The principal raw material used in the Company's operations is scrap steel. KSW's steel mill is located close to numerous sources of high density automobile, industrial and railroad scrap which currently is all readily available. The purchase of scrap steel is highly competitive and its price volatility is influenced by periodic shortages, freight costs, weather, and other conditions beyond the control of the Company. The cost of scrap can vary significantly and product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of large increases in scrap prices. See
Item 7 -- "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."


     The Company's manufacturing processes consume large amounts of energy in the form of electricity and natural gas. The Company purchases its electrical energy for its KSW facilities from a regulated utility under an interruptible service contract which provides for more economical electricity rates.

PATENTS AND TRADEMARKS

     The Company has registered the trademark RED BRAND(R) for field fence and related products. The RED BRAND(R) trademark has been widely advertised and, in management's opinion, enjoys high levels of market recognition. The Company maintains other trademarks for various products which have been promoted in their respective markets. While the Company owns one patent relating to product packaging, the loss of such would not have a material adverse effect on the financial condition of the Company.

EMPLOYMENT

     The Company currently employs approximately 2,000 persons, of whom approximately 1,200 are represented by the Independent Steel Workers Alliance ("ISWA") at its KSW facilities and approximately 150 are represented by the International Association of Machinists and Aerospace Workers (Local 1570) ("IAMAW") at its Sherman facilities. The current collective bargaining agreement with the ISWA expires in May 1996 and the Company has begun negotiating with union representatives. The collective bargaining agreement with the IAMAW expires in February 1997. The Company believes its labor relations are satisfactory. See Item 7 -- "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

CUSTOMERS AND ORDER BACKLOG

     The Company is not dependent upon a single customer or a few customers, the loss of any one, or a few, of which would have a material adverse effect on its business. See Note 13 to the Consolidated Financial Statements. The Company's backlog of unfilled cancelable purchase orders, for delivery generally within three months, approximated $45 million and $30 million at December 31, 1994 and 1995, respectively. The Company does not believe backlog is a significant factor in its business.


MERGER


     In March 1996, the Company announced it was engaged in discussions with DeSoto, Inc. (NYSE: DSO) regarding a proposed merger of the companies. DeSoto had previously notified the Pension Benefit Guaranty Corporation of its intention to terminate its overfunded pension plan and the proposed merger with Keystone would provide an alternative to that termination. The transaction is subject to, among other conditions, mutual due diligence, the negotiation and signing of a definitive agreement, the approval of the respective Boards' of Directors and shareholders and Keystone's primary lender as well as the requisite governmental reviews. The acquisition, as presently contemplated, would be funded by the issuance of 3.5 million Company shares to the shareholders of DeSoto and would be accounted for as a purchase. DeSoto is engaged in the manufacturing and packaging of household cleaning products.

ITEM 2. PROPERTIES.

     The Company's principal executive offices are located in approximately 3,200 square feet of leased space at 5430 LBJ Freeway, Dallas, Texas 75240-2697.
     See Item 1 -- "Business" for a description of the Company's manufacturing and distribution facilities. In management's opinion, the Company's facilities represent an adequate resource for the purpose for which they are intended and are suitable for the manufacture and sale of the Company's products.


     The Company's production facilities (with the exception of certain leased equipment) are owned by the Company and are pledged as collateral on the Company's revolving line of credit and certain long-term debt and pension obligations.

     The current estimated annual capacity of the Company's rod mill is approximately 750,000 tons; however, rod production is restricted by the Company's steel making operations, which have an annual productive capacity of approximately 655,000 tons. From time to time the Company purchases billets from other suppliers, resulting in increased utilization of the rod mill. The Company purchased 61,000 tons of billets in 1995 and the rod mill operated at approximately 88% of estimated capacity. The Company expects to purchase billets in 1996; however, the amounts purchased will depend on price and other market conditions. The Company's 1996 Operating Plan anticipates purchasing 55,000 tons of billets and the rod mill operating at an expected 91% of estimated capacity.

     The Company's estimated current annual wire and wire products capacity is approximately 532,000 tons. Utilization of the Company's annual wire and wire products productive capacity aggregated 77% in 1993, 83% in 1994 and 77% in 1995.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in various legal proceedings. Information required by this Item is included in Note 13 to the Consolidated Financial Statements, which information is incorporated herein by reference.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     Keystone's common stock is listed and traded on the New York Stock Exchange (symbol: KES). The number of holders of record of the Company's common stock as of March 18, 1996 was 1,079. The following table sets forth the high and low sales prices of the Company's common stock for the calendar years indicated, according to published sources.

                                                         High         Low
                                                       --------    ---------
1995

  First quarter                                         $13.88       $13.38

  Second quarter                                         13.75        13.38

  Third quarter                                          15.13        13.50

  Fourth quarter                                         15.00        11.13


1994

  First quarter                                         $12.00       $10.00

  Second quarter                                         15.88        11.50

  Third quarter                                          17.38        14.38

  Fourth quarter                                         18.00        13.63


     The Company has not paid cash dividends since 1977. The Company is subject to certain loan covenants under its commercial revolving credit facility that restrict the ability to pay dividends, including a prohibition against the payment of dividends without lender consent.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Item 7 -- "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

                                                                      Years ended December 31,

                                                      1991         1992        1993         1994         1995
                                                    --------     --------    --------     --------     --------

                                                               (In thousands, except per share data)
Income statement data:
  Net sales                                       $302,132     $316,251    $345,186     $364,435    $345,657
  Gross profit                                    $ 37,454     $ 37,443    $ 32,521     $ 36,982    $ 32,748

  Income from continuing operations               $  9,769     $  5,146    $    749     $  7,561    $  4,887
  Extraordinary items (C)                            3,502         -            -           -           -
  Cumulative effect of changes in
   accounting principles (A)                          -         (69,949)        -           -           -
                                                  --------     --------    --------     --------    --------


        Net income (loss)                         $ 13,271     $(64,803)   $    749     $  7,561    $  4,887
                                                  ========     ========    ========     ========    ========

Per share data:
  Earnings per common and common
    equivalent share (B):
      Continuing operations                       $   1.75     $    .92    $    .14     $   1.35    $    .86
      Extraordinary items (C)                          .62         -            -           -           -
      Cumulative effect of changes in
       accounting principles (A)                      -          (12.53)        -           -           -
                                                   --------    --------    --------     --------    --------


        Net income (loss)                         $   2.37     $ (11.61)   $    .14     $   1.35    $    .86
                                                  ========     ========    ========     ========    ========

  Cash dividends declared                         $   -        $    -      $    -       $   -       $   -
                                                  ========     ========    ========     ========    ========

Balance sheet data (at year end):

  Total assets                                    $182,077     $202,109    $206,654     $205,601    $198,822

  Notes payable and long-term debt                  37,290       34,485      27,190       26,054      29,945


  Noncurrent accrued pension cost                   55,462       51,638      60,102       40,470      39,222


  Noncurrent accrued OPEB cost                       3,109       93,727      96,336       98,310      97,868


  Stockholders' equity (deficit)                    27,149      (39,036)    (50,908)     (40,579)    (37,493)


(A)Relates to adoption of Statement of Financial Accounting Standards ("SFAS") No. 106 - "Postretirement Benefits Other Than Pensions" ("OPEB") and SFAS No. 109 - "Employers' Accounting for Income Taxes".

(B)Primary and fully diluted net income per common and common equivalent share were the same. See Note 1 to the Consolidated Financial Statements.

(C)Extraordinary items in 1991 relate
   to income tax benefits resulting from utilization of loss carryforwards. Subsequent to adoption of SFAS No. 109 in 1992 such items are not classified as extraordinary items.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's revolving credit facility requires daily cash receipts to be used to reduce outstanding borrowings. Cash flows from operating, investing and financing activities are summarized below.

                                                    Years ended December 31,
                                                -------------------------------

                                                   1993       1994      1995
                                                   ----       ----      ----


Net cash provided (used) by:

  Operating activities:

    Before changes in assets and liabilities    $ 12,950  $ 25,203   $ 19,537

    Accrued excise tax and related interest       7,120     (5,054)   (1,033)

    Other changes in assets and liabilities, net  (6,045)   (7,459)    (6,006)
                                                --------  --------   --------

                                                  14,025    12,690     12,498
                                                --------  --------   --------

  Investing and financing activities:

    Capital expenditures                         (7,349)   (12,742)  (18,208)

    Net borrowings (repayments)                  (7,295)    (1,136)    3,891

    Other, net                                       619     1,188      1,819
                                                --------  --------   --------

                                                 (14,025)  (12,690)   (12,498)
                                                --------  --------   --------

    Net change in cash                          $   -     $   -      $   -
                                                ========  ========   ========


     In addition to lower earnings in 1995, fluctuations in cash flow from operations were impacted by changes in relative levels of assets and liabilities, including levels of pension fundings in excess of pension expense during each year. Pension fundings exceeded pension expense by approximately $7 million in 1993, $11 million in 1994 (including additional pension contributions of $3.3 million resulting from the excise tax litigation) and $10 million in 1995. In addition, as part of the settlement of this litigation, the Company made excise tax installment payments of $1 million each in 1994 and 1995 and will make the final installment payment of approximately $1 million in 1996. Pension fundings in 1996 are currently estimated to exceed pension expense by approximately $5 million.

     A significant portion of the increase in 1995 capital expenditures over the levels of the prior two years relates to upgrades of production equipment and the information systems project which began in 1994 at KSW. Capital expenditures for 1996 are currently estimated to be approximately $23 million and are related primarily to upgrades of production equipment and the information systems project at KSW.


     At December 31, 1995, the Company had a working capital deficit of $6.9 million, including $18.8 million of notes payable and current maturities of long-term debt. The outstanding borrowings under the Company's $35 million revolving credit facility amounted to $14.6 million at December 31, 1995. The amount of available borrowings under the Company's $35 million revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Additional available borrowings under the revolving credit facility, which expires December 31, 1999, were $20.1 million at December 31, 1995.

     The Company evaluates the discount rate used in determining the actuarial present values of its pension obligations in response to changes in interest rates and, if appropriate, adjusts the rate annually. The discount rate used at December 31, 1995 was 7.5% (1994 - 8.5%, 1993 - 7.5%). These discount rate changes resulted in, among other things, adjustments to the Company's noncurrent pension liability and stockholders' deficit. Variances from actuarially assumed rates, including the rate of return on pension plan assets, will continue to result in additional increases or decreases in these accounts, as well as deferred taxes, and pension expense and funding requirements in future periods. See Note 6 to the Consolidated Financial Statements.

     On December 31, 1995 and 1994, the Company similarly changed the discount rate used in determining the actuarial present value of its OPEB obligations. Such changes in the OPEB discount rate do not impact the Company's cash flows, as payments for OPEB costs continue to be made when incurred. See Note 8 to the Consolidated Financial Statements.

     At December 31, 1995, the Company has net deferred tax assets (before valuation reserve) of $58 million. Approximately $6.5 million of such deferred tax assets relates to alternative minimum tax credit carryforwards which are expected to be utilized in the next few years. Since returning to profitability in 1989 following completion of its rod mill modernization and disposal of its unprofitable fasteners and plastics business, the Company has realized $6.4 million of net tax benefits from losses accumulated in prior years and no carryforwards have expired. The remainder of the Company's gross deferred tax asset relates principally to OPEB and pension expense accrued for financial reporting purposes but not yet paid or deductible for income tax purposes. The Company currently believes its long-term profitability should ultimately be sufficient to enable it to realize full benefit of these future tax deductions. Although, considering all factors believed to be relevant, including the Company's expected future near-term levels of profitability, and the fact accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant future taxable income, the Company believes a portion of its deferred tax assets may not currently meet a "more likely than not" realizability test and, accordingly, has provided a deferred tax valuation allowance of $30 million. There was no change in such valuation allowance during 1993, 1994 or 1995. The Company will continue to monitor and evaluate the need for, and amount of, a deferred tax valuation allowance and will in the future, after considering all factors believed to be relevant, make appropriate adjustments in such allowance.

     The Company incurs significant ongoing costs for plant and equipment and substantial employee pension and medical benefits for both current and retired employees. As such, the Company is vulnerable to business downturns and increases in costs. In order to meet its financial obligations, the Company has reduced controllable costs, modified product mix, acquired and disposed of businesses, restructured certain indebtedness, and raised additional equity capital. The Company will continue to evaluate the need for similar actions or other measures in the future in order to meet its obligations.

     Management has budgeted profitable results of operations for 1996 with sufficient cash flows from operations and financing activities to meet its anticipated operating needs. This budget is based upon management's assessment of various financial and operational factors including, but not limited to, assumptions relating to product shipments, product mix and selling prices; production schedules; productivity rates; raw materials, electricity, labor, employee benefits and other fixed and variable costs; working capital requirements; interest rates; repayments of long-term debt; capital expenditures; and available borrowings under the Company's revolving credit facility. However, potential liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes beyond present accruals, any significant increases in the required minimum fundings to the Company's pension funds or in the cost of providing medical coverage to active and retired employees could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, any significant decline in the Company's markets or market share; any inability to maintain satisfactory billet and rod production levels; inability to successfully negotiate a new labor agreement at its KSW facility in May 1996; or any other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing. See Note 13 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The Company's principal operations are the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, OEM and retail consumer markets.

    The statements in this Annual Report on Form 10-K relating to matters that are not historical facts including, but not limited to, statements found in Item 1 - `Business'' and Item 3 - ``Legal Proceedings'', and in this Item 7 - `Management's Discussion And Analysis Of Financial Condition And Results Of Operations', are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward looking statements include, but are not limited to, cost of raw materials, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, and the ultimate resolution of pending litigation and possible future litigation as discussed in this Annual Report, including, without limitation, the sections referenced above.

     While the Company's 1995 billet production of 645,000 tons was comparable to the production for 1994, steel rod production declined 7% to 662,000 tons from 713,000 tons in 1994. From time to time the Company purchases billets from other suppliers resulting in increased utilization of the rod mill. The Company purchased 106,000 tons, 95,000 tons and 61,000 tons of billets in 1993, 1994 and 1995, respectively. In addition to the lower billet purchases, the decline in steel rod production was primarily a result of lower sales demand and down-time associated with unplanned equipment repairs and electrical power refusals and interruptions. The Company purchases electrical energy from a regulated utility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power during periods of peak demand. During 1994 and 1993, the Company's billet and steel rod production was comparable (647,000 tons compared to 644,000 tons of billets and 713,000 tons compared to 715,000 tons of steel rod).

     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                                    Years ended December 31,
                                                   --------------------------


                                                    1993     1994      1995
                                                    ----     ----      ----



Net sales                                         100.0%    100.0%   100.0%

Cost of goods sold                                 90.6      89.8     90.5
                                                  -----     -----    -----


  Gross profit                                      9.4      10.2      9.5

Selling, general and administrative expenses        7.4       7.1      6.2

Other income                                         .2        -       -
                                                  -----      -----   -----


  Income before interest and income taxes           2.2       3.1      3.3

Interest - notes payable and long-term debt          .8        .7      1.0

Interest (credit) related to excise tax             1.1      (1.0)     -
                                                  -----     -----    -----


  Income before income taxes                         .3       3.4      2.3

Provision for income taxes                           .1       1.3       .9
                                                  -----     -----    -----



  Income from continuing operations                  .2%      2.1%     1.4%
                                                  =====     =====    ======


YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

  Net Sales

     Net sales were $345.2 million in 1993, $364.4 million in 1994 and $345.7 million in 1995. During 1995, tons of rod sold decreased 9% (287,000 tons compared to 316,000 tons), tons of wire sold decreased 2% (164,000 tons compared to 167,000 tons), and tons of wire products sold decreased 9% (242,000 tons compared to 267,000 tons). Rod and wire are generally sold at lower selling prices per ton than wire products. In 1995, average selling prices of rod, wire, and wire products were all approximately 3% higher than in 1994.

     During 1994, tons of rod sold decreased 6% (316,000 tons compared to 337,000 tons), tons of wire sold increased 12% (167,000 tons compared to 149,000 tons), and tons of wire products increased 3% (267,000 tons compared to 258,000 tons). In 1994, average selling prices of rod, wire and wire products increased 6%, 5% and 1%, respectively, as compared to 1993.

  Gross Profit

     Gross profit was $32.5 million in 1993, $37.0 million in 1994 and $32.7 million in 1995. Gross profit in 1995, as a percentage of net sales, declined
 .7% from 1994 as higher product selling prices were more than offset by a 3% increase in scrap costs, increased rod conversion costs and increased costs resulting from production outages due to power refusals and interruptions as well as unplanned equipment repairs.

     Gross profit in 1994, as a percentage of net sales, increased .8% from 1993 as higher product selling prices more than offset a 2% increase in scrap costs and the effects of inclement weather during the 1994 first quarter which resulted in production outages and increased costs.

     The purchase of scrap steel is highly competitive and its price volatility is influenced by periodic shortages, freight costs, weather and other conditions largely beyond the control of the Company. The cost of scrap can vary significantly and product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of large increases in scrap prices. The Company currently expects 1996 average scrap steel prices will approximate average 1995 prices.

     Although the Company's primary energy source is coal-generated electricity, gross profit can also be adversely affected by the volatility in the price of oil and natural gas resulting in increased energy, transportation, freight, scrap and supply costs. The Company cannot predict if it would be able to recover any resulting increases in such costs through higher product selling prices or improved production efficiencies.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses, in total, declined 16% from 1994 to 1995. This decline was primarily a result of lower expenses related to the Company's information systems project, environmental remediation and disposal of contaminated electric arc furnace dust.

     Although selling, general and administrative expenses were, in total, comparable between 1994 and 1993, each year contained certain offsetting items. Environmental related expenses were higher in 1994 than in 1993, while 1993 expenses included $3.2 million of pension related excise taxes.

  Other Income

     Other income in the past three years primarily represents rental income and net gains on sale of property, plant and equipment.

  Interest Expense

     Interest expense related to notes payable and long-term debt in 1995 was higher than 1994 due principally to higher average interest rates and higher average borrowing levels. Interest expense in 1994 was comparable with 1993 as lower average borrowing levels in 1994 were offset by higher interest rates.

     Interest expense in 1993, as well as the interest credit in 1994 related to the excise tax matter, are discussed in Note 13 to the Consolidated Financial Statements.

  Income taxes

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 4 to the Consolidated Financial Statements. The Company's net current taxes payable result primarily from the alternative minimum tax. The Company's deferred tax position at December 31, 1995 is explained in Note 4 to the Consolidated Financial Statements and in "Liquidity and Capital Resources" above.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to disclosure provided under the caption "Certain Business Relationships and Related Transactions" in the Keystone Proxy Statement. See also Note 9 to the Consolidated Financial Statements.

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

Exhibit No.                          Exhibit

  3.1 --Certificate of Incorporation, as amended and filed with the Secretary of State of Delaware -- incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

  3.2 --Bylaws of the Company, as amended and restated December 30, 1994 -- incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

 4.1 --Amended and Restated Revolving Loan And Security Agreement dated as of December 29, 1995 between the Company and Congress Financial Corporation (Central).

  4.2 --Term Loan and Security Agreement between the Company and Congress Financial Corporation (Central) dated December 30, 1993 -- incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.1 --Intercorporate Services Agreement with Contran Corporation dated as of January 1, 1995.

 21     --Subsidiaries of the Company.


 23     --Consent of Coopers & Lybrand.

 27     --Financial Data Schedule


     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1995.
                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated March 25, 1996, thereunto duly authorized.



                                       KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                       (Registrant)


                                     /s/ GLENN R. SIMMONS
                                ---------------------------------------

                                                Glenn R. Simmons
                                           Chairman of the Board and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and dated as of March 25, 1996 by the following persons on behalf of the registrant and in the capacities indicated:

  /s/ GLENN R. SIMMONS                       /s/ DAVID E. CONNOR
--------------------------------           --------------------------------

      Glenn R. Simmons                           David E. Connor
   Chairman of the Board and                         Director
    Chief Executive Officer


  /s/ J. WALTER TUCKER, JR.                  /s/ RICHARD N. ULLMAN
--------------------------------           --------------------------------

      J. Walter Tucker, Jr.                      Richard N. Ullman
  Vice Chairman of the Board                         Director



  /s/ THOMAS E. BARRY                        /s/ HAROLD M. CURDY
--------------------------------           --------------------------------

      Thomas E. Barry                            Harold M. Curdy

          Director                           Vice President -- Finance,

                                                Treasurer and Principal

                                                 Financial Officer




  /s/ PAUL M. BASS, JR.                      /s/ BERT E. DOWNING, JR.
--------------------------------           --------------------------------

      Paul M. Bass, Jr.                          Bert E. Downing, Jr.

          Director                            Controller and Principal

                                                Accounting Officer




  /s/ DONALD A. SOMMER
---------------------------------

      Donald A. Sommer

          Director


            KEYSTONE CONSOLIDATED INDUSTRIES, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(A) AND 14(D)

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                       Page
                                                                       ----

FINANCIAL STATEMENTS

  Report of Independent Accountants                                    F-2

  Consolidated Balance Sheets -- December 31, 1994 and 1995            F-3/F-4

  Consolidated Statements of Operations -- Years ended December 31,
    1993, 1994 and 1995                                                F-5

  Consolidated Statements of Stockholders' Equity (Deficit) -- Years
    ended December 31, 1993, 1994 and 1995                             F-6

  Consolidated Statements of Cash Flows -- Years ended December 31,
    1993, 1994 and 1995                                                F-7/F-8

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keystone Consolidated Industries, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                          COOPERS & LYBRAND L.L.P.

Dallas, Texas
February 16, 1996, except for Note 14
  as to which the date is March 13, 1996


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1994 and 1995
                       (In thousands, except share data)

              ASSETS                                      1994       1995
                                                        --------   --------

Current assets:
  Notes and accounts receivable, net of allowances
    of $553 and $537                                  $ 41,915    $ 31,363
  Inventories                                           35,861      35,631
  Deferred income taxes                                  4,552       3,685
  Prepaid expenses                                       2,057       2,026
                                                      --------    --------


      Total current assets                              84,385      72,705
                                                      --------    --------


Property, plant and equipment:
  Land, buildings and improvements                      45,886      45,715
  Machinery and equipment                              179,747     187,577
  Leasehold improvements                                 1,236       1,204
  Construction in progress                               4,839      11,263
                                                      --------    --------

                                                       231,708     245,759
Less accumulated depreciation                          150,561     159,323
                                                      --------    --------


      Net property, plant and equipment                 81,147      86,436
                                                      --------    --------


Other assets:
  Unrecognized net pension obligation                   10,247       8,427
  Deferred income taxes                                 23,783      24,485
  Other                                                  6,039       6,769
                                                      --------    --------


      Total other assets                                40,069      39,681
                                                      --------    --------
                                                      $205,601    $198,822
                                                      ========    ========


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 1994 and 1995
                       (In thousands, except share data)


        LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                          1994       1995
                                                        --------   --------


Current liabilities:
  Notes payable and current maturities of
    long-term debt                                    $ 10,714     $ 18,750
  Accounts payable                                      28,418       26,534
  Accounts payable to affiliates                           191           39
  Accrued pension cost                                  13,735        7,170
  Accrued OPEB cost                                      6,825        7,776
  Other accrued liabilities                             21,973       19,297
                                                      --------     --------


      Total current liabilities                         81,856       79,566
                                                      --------     --------


Noncurrent liabilities:
  Long-term debt                                        15,340       11,195
  Accrued pension cost                                  40,470       39,222
  Accrued OPEB cost                                     98,310       97,868
  Other                                                 10,204        8,464
                                                      --------     --------


      Total noncurrent liabilities                     164,324      156,749
                                                      --------     --------


Stockholders' equity (deficit):
  Preferred stock, no par value; 500,000 shares
    authorized                                            -            -
  Common stock, $1 par value, 12,000,000 shares
    authorized; 5,593,585 and 5,637,641 shares issued
    at stated value                                      6,313        6,362
  Additional paid-in capital                            19,393       20,013
  Excess of pension cost over unrecognized net
    pension obligation                                 (33,787)     (36,257)



  Accumulated deficit                                  (32,486)     (27,599)



  Treasury stock - 1,134 shares, at cost                   (12)         (12)
                                                      --------     --------

      Total stockholders' deficit                      (40,579)     (37,493)
                                                      --------     --------


                                                      $205,601     $198,822
                                                      ========     ========

[FN]
Commitments and contingencies (Notes 13 and 14).


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1993, 1994 and 1995
                     (In thousands, except per share data)

                                               1993       1994       1995
                                             --------   --------   --------

Revenues and other income:

  Net sales                                 $345,186   $364,435   $345,657

  Other, net                                     525         18        267
                                            --------   --------   --------

                                             345,711    364,453    345,924
                                            --------   --------   --------

Costs and expenses:

  Cost of goods sold                         312,665    327,453     312,909

  Selling                                      5,032      5,101       4,367

  General and administrative                  20,309     20,675      17,185

  Interest - notes payable & long-term debt    2,618      2,688       3,385

  Interest (credit) related to excise tax      3,957     (3,853)      -
                                            --------   --------    --------


                                             344,581    352,064     337,846
                                            --------   --------    --------


      Income before income taxes               1,130     12,389       8,078

Provision for income taxes                        381      4,828      3,191
                                             --------   --------   --------


      Net income                             $    749   $  7,561   $  4,887
                                             ========   ========   ========


Net income per common and common
  equivalent share                           $    .14   $   1.35   $    .86
                                             ========   ========   ========

Weighted average common and common
  equivalent shares outstanding                 5,495      5,601      5,654
                                             ========   ========   ========


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 1993, 1994 and 1995
                                  (In thousands)

                                                          Additional                    Retained
                                     Common stock       paid-in           Pension       earnings      Treasury
                                     ------------

                                       Shares   Amount      capital     liabilities     (deficit)       stock
                                       ------   ------     ---------    -----------    ----------     ---------

Balance - December 31, 1992          5,515     $6,244   $18,803       $(23,156)        $(40,796)       $(131)

Net income                            -         -           -             -                 749          -
Pension adjustments                   -         -           -          (12,161)            -             -
Purchase of treasury stock            -         -           -             -                -            (460)
                                     -----     ------   -------       --------         --------        -----


Balance - December 31, 1993          5,515      6,244    18,803        (35,317)         (40,047)        (591)

Net income                            -         -           -             -               7,561          -
Pension adjustments                   -         -           -            1,530              -            -
Purchase of treasury stock            -         -           -             -                 -            (43)
Issuance of treasury stock            -         -           -             -                 -            622
Exercise of employee stock options      62       62         474           -                 -            -
Restricted stock granted, net           17      -           -             -                 -            -
Issuance of restricted stock          -           7         116           -                 -            -
                                     -----    ------    -------       --------           -------       -----


Balance - December 31, 1994          5,594     6,313     19,393       (33,787)          (32,486)         (12)

Net income                           -         -           -             -                4,887          -
Pension adjustments                  -         -           -           (2,470)             -             -
Issuance of common stock                44        44        554          -                 -             -
Exercise of employee stock option    -         -              2          -                 -             -
Issuance of restricted stock         -             5         64          -                 -             -
                                    -----     ------    -------       --------         --------        -----


Balance - December 31,1995          5,638     $6,362    $20,013       $(36,257)        $(27,599)       $ (12)
                                    =====     ======    =======       =========        =========       =====


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1993, 1994 and 1995
                                 (In thousands)

                                               1993       1994      1995
                                             --------   --------  --------

Cash flows from operating activities:
  Net income                                $   749    $ 7,561  $  4,887
  Depreciation                               11,084     11,585    11,961
  Deferred income taxes                        (862)     4,180     1,744
  Other, net                                  1,979      1,877       945
                                            -------    -------  --------

                                             12,950     25,203    19,537
  Change in assets and liabilities:
    Accounts receivable                      (2,675)    (3,555)   10,379
    Inventories                                 900       (317)      103
    Accounts payable                          3,529      4,309    (2,036)
    Accrued pension cost                     (7,354)   (11,125)  (10,042)
    Accrued excise tax and related interest   7,120     (5,054)   (1,033)
    Other, net                                 (445)     3,229    (4,410)
                                            -------    --------  -------


      Net cash provided by operating
        activities                           14,025      12,690    12,498
                                            -------    --------  --------

Cash flows from investing activities:
  Capital expenditures                       (7,349)   (12,742)  (18,208)
  Collection of notes receivable                574        555     1,711
  Proceeds from disposition of property
    and equipment                               505         17       106
                                            -------    --------  --------


      Net cash used by investing
        activities                           (6,270)   (12,170)  (16,391)
                                            -------   --------  --------

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1993, 1994 and 1995
                                 (In thousands)

                                               1993       1994      1995
                                             --------   --------  --------

Cash flows from financing activities:
  Revolving credit facility, net            $(16,451)  $ 2,620   $ 8,030
  Other notes payable and long-term debt:
    Additions                                 20,091       208        81
    Principal payments                       (10,935)   (3,964)   (4,220)
  Common stock issued (purchased), net          (460)      616         2
                                            --------   -------   -------


    Net cash provided (used) by financing
       activities                             (7,755)     (520)    3,893
                                            --------   -------  --------


Net change in cash and cash equivalents         -         -         -

Cash and cash equivalents, beginning of year    -         -         -
                                            --------   -------   -------


Cash and cash equivalents, end of year      $   -      $  -      $  -
                                            ========   =======   =======

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized     $  2,797   $ 2,831   $ 3,673
    Income taxes                                  70     1,721     1,560
  Common stock contributed to employee
    benefit plan                            $   -      $   622   $   597
  Restricted stock issued in consideration
    for accrued compensation                $   -      $   123   $    69
  Book value of equipment and inventory
    contributed to joint venture            $   -      $   559   $   127
  Note received on sale of property         $   -      $  -      $   400


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") is a majority-owned subsidiary of Contran Corporation ("Contran"). At December 31, 1995, Contran held, directly or indirectly, approximately 68% of the Company's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons may be deemed to control Contran and the Company.

    Principles of consolidation and management's estimates. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Certain 1993 and 1994 amounts have been reclassified to conform with the 1995 presentation.

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

     Equity affiliates. The Company's consolidated financial statements include an investment in a joint venture in which the Company has a 20% ownership. The investment is accounted for by the equity method whereby the original investment was recorded at cost and is adjusted subsequently by the Company's share of undistributed earnings or losses of the joint venture.

     Fiscal year. The Company's fiscal year is 52 or 53 weeks and ends on the last Sunday in December. Each of fiscal 1993 and 1994 were 52-week years and 1995 was a 53-week year.

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

    Advertising costs. Advertising costs, expensed as incurred, were $1 million in each of 1993 and 1994 and $.9 million in 1995.

    Income per share. Income per share is based on the weighted average number of common and common equivalent shares outstanding during each year. Outstanding stock options and other common stock equivalents are excluded from the computations when the effect of their assumed exercise is antidilutive.

NOTE 2 - INVENTORIES

     Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 71% and 73% of the inventories held at December 31, 1994 and 1995, respectively. The first-in, first-out or average cost methods are used to determine the cost of all other inventories.

                                                            December 31,
                                                         -------------------

                                                           1994       1995
                                                           ----       ----

                                                           (In thousands)


Raw materials                                            $12,672  $12,669

Work in process                                            8,086   13,825

Finished products                                         14,501   10,258

Supplies                                                  14,407   13,552
                                                         -------  -------

                                                          49,666   50,304

Less LIFO reserve                                         13,805   14,673
                                                         -------  -------

                                                         $35,861  $35,631
                                                         =======  =======


NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

                                                             December 31,
                                                          -----------------

                                                           1994      1995
                                                           ----      ----

                                                            (In thousands)


Commercial credit agreements:

  Revolving credit facility                              $ 6,531  $14,561

  Term loan                                               16,382   13,050

Series 1976 Pollution Control Revenue Bonds, interest
  at 8%; due in equal annual installments through 1996     1,000      500

Urban and Community Development Assistance Grants,
  interest at 8%, due in semi-annual installments
  through 2003                                             1,847    1,444

Other                                                        294      390
                                                         -------  -------

                                                          26,054   29,945

  Less current maturities                                 10,714   18,750
                                                         -------  -------

                                                         $15,340  $11,195
                                                         =======  =======


     The Company's $35 million revolving credit facility is collateralized primarily by the Company's trade receivables and inventories, and effective January 1, 1996, bears interest at 1% over the prime rate and matures December 31, 1999. During 1995 the facility bore interest at 1.5% over the prime rate. The effective interest rate was 10% and 10.25% at December 31, 1994 and 1995, respectively. The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit (approximately $.3 million at December 31, 1995). At December 31, 1995, the available borrowings under this credit facility were $20.1 million. This credit facility requires the Company's daily cash receipts to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances.

     The Company's term loan, as extended in 1995, bears interest at the prime rate plus 1% and is due in monthly installments of $.3 million plus accrued interest through December 1999. The term loan is with the financial institution that provides the Company's revolving credit facility and requires compliance with the restrictive covenants, security agreement and certain other terms of the revolving credit facility and is further collateralized by the Company's property, plant and equipment. The term loan becomes due and payable if the Company terminates its revolving credit facility.

     The Company's agreements contain restrictive convenants, including certain minimum working capital and net worth requirements and a prohibition against the payment of dividends without lender consent. Substantially all of the Company's notes payable and long-term debt reprice with changes in interest rates, and the book value of such indebtedness is deemed to approximate market value.

     The aggregate maturities of notes payable and long-term debt are shown in the table below.

Year ending December 31,                                         Amount
------------------------                                         ------

                                                             (In thousands)

1996                                                            $18,750

1997                                                              3,652

1998                                                              3,604

1999                                                              3,296

2000                                                                242

2001 and thereafter                                                 401
                                                                -------

                                                                $29,945
                                                                =======



     At December 31, 1994 and 1995, total collateralized obligations, including deferred pension contributions (see Note 6), amounted to $36.7 million and $38.3 million, respectively.

NOTE 4 - INCOME TAXES

     Summarized below are (i) the differences between the provision for income taxes and the amounts that would be expected using the U. S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision for income taxes.

                                                   Years ended December 31,
                                                  ---------------------------
                                                    1993     1994      1995
                                                    ----     ----      ----

                                                        (In thousands)
Expected tax expense, at statutory rates         $   396  $ 4,336   $ 2,827
U.S. state income taxes, net                         207      557       171
Nondeductible excise taxes (credit)                1,110      (58)     -
Rate change adjustment of deferred taxes          (1,320)    -         -
Other, net                                           (12)      (7)      193
                                                 -------  -------   -------


  Provision for income taxes charged to
    results of operations                            381    4,828     3,191
Stockholders' equity - pension component          (7,774)     978    (1,580)
                                                 -------  -------   -------


  Comprehensive provision (benefit) for
    income taxes                                 $(7,393) $ 5,806   $ 1,611
                                                 =======  =======   =======

Comprehensive provision (benefit) for income
 taxes:
  Currently payable:
    U.S. federal                                 $   439  $   943   $ 2,458
    U.S. state                                       171      294       254
    Benefit of loss carryforwards                   (767)  (2,247)   (1,271)
    Alternative minimum tax liability              1,406    1,663      -
                                                 -------  -------   -------


      Net currently payable                        1,249      653     1,441
  Deferred income taxes, net                      (8,642)   5,153       170
                                                 -------  -------   -------

                                                 $(7,393) $ 5,806   $ 1,611
                                                 =======  =======   =======


     Currently, the Company believes its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax deductions. Although, considering all factors believed to be relevant, including the Company's recent profitability, its expected future near-term levels of profitability based on factors such as expected production levels; productivity rates; cost of raw materials, electricity, labor, employee wages and benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices, and the fact accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant future taxable income, the Company believes a portion of the gross deferred tax assets may not currently meet a "more likely than not" realizability test. There was no change in the valuation allowance during 1993, 1994 or 1995.

     The Company was subject to the full 20% alternative minimum tax in 1993 and 1994. During 1995, the Company was subject to the regular U.S. federal statutory income tax rate of 35%, but utilized alternative minimum tax credit carryforwards to reduce its current federal income tax payable to an amount equal to the alternative minimum tax.

     The components of the net deferred tax asset are summarized below.

                                                                                December 31,
                                                             --------------------------------------------------

                                                                        1994                      1995
                                                              ------------------------  ------------------------

                                                               Assets    Liabilities     Assets    Liabilities
                                                               ------    -----------     ------    -----------

                                                                                (In thousands)
Tax effect of temporary differences relating to:
  Inventories                                                $  1,798  $   -            $ 1,866    $   -
  Property and equipment                                         -      (10,584)           -        (8,189)
  Accrued pension cost                                         10,916      -             10,603       -
  Accrued OPEB cost                                            41,003      -             41,202       -
  Accrued liabilities and other deductible
   differences                                                  7,421      -              7,325       -
  Other taxable differences                                      -       (1,159)           -        (1,183)
  Net operating loss carryforwards                              1,949      -               -          -
  Alternative minimum tax credit carryforwards                  6,991      -              6,546       -
Valuation allowance                                           (30,000)      -           (30,000)       -
                                                             --------   --------       --------    --------


    Gross deferred tax assets (liabilities)                    40,078   (11,743)         37,542     (9,372)
Reclassification, principally netting by tax
 jurisdiction                                                 (11,743)  (11,743)         (9,372)     9,372
                                                             --------   --------       --------    -------


    Net deferred tax asset                                     28,335      -             28,170       -
Less current deferred tax asset, net of prorata
  allocation of valuation allowance
                                                                4,552       -             3,685       -
                                                             --------   --------       --------    --------


    Noncurrent deferred tax asset                            $ 23,783   $   -          $ 24,485    $  -
                                                             ========   ========       ========    ========


NOTE 5 - STOCK OPTIONS AND STOCK APPRECIATION RIGHTS PLAN

     The Company's 1992 Option Plan permits the granting of stock options, SARs and restricted stock to key employees of the Company or its parent or subsidiaries for up to 300,000 shares of the Company's common stock, subject to certain adjustments. The 1992 Option Plan provides for the grant of options that qualify as incentive stock options and for options which are not so qualified. Incentive stock options are granted at a price not less than 100% of the fair market value of such stock on the date of grant. The exercise price of all options and SARs, the length of period during which the options or SARs may be exercised, and the length of the restriction period for restricted stock awards are determined by the Incentive Compensation Committee of the Board of Directors.

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

     Changes in outstanding options, including 25,000 options outstanding under a prior plan pursuant to which no further grants can be made are summarized in the table below.

                                                 Price per    Amount payable
                                      Options      share       upon exercise
                                     ---------   ----------    -------------



Outstanding at December 31, 1992    129,000    $ 8.53-15.81   $1,513,929

  Granted                            55,000      8.75-10.50      490,000

  Canceled                           (4,500)     9.99-15.77      (53,625)
                                    -------    ------------   ----------


Outstanding at December 31, 1993    179,500      8.53-15.81    1,950,304

  Granted                             9,900     10.25-11.25      106,475

  Exercised                         (61,500)     8.53-15.77     (535,252)

  Canceled                          (16,300)     8.75-15.77     (226,825)
                                    -------    ------------   ----------


Outstanding at December 31, 1994    111,600      8.75-15.81    1,294,702

  Granted                             5,000           13.38       66,875

  Exercised                            (200)           8.75       (1,750)

  Canceled                           (21,000)         15.77     (331,102)
                                    --------   ------------   ----------


Outstanding at December 31, 1995      95,400   $ 8.75-15.81   $1,028,725
                                    ========   ============   ==========


     During 1994, the Company awarded 19,200 shares of restricted stock under the terms of the 1992 Option Plan as partial consideration for compensation that had been accrued at December 31, 1993. The restricted stock vests 40% six months after the award date, increasing to 70% 18 months after the award date and 100% two years after the award date. During 1994, 1,800 shares of restricted stock were forfeited. At December 31, 1995, 12,500 shares had been issued.

     At December 31, 1995, options to purchase 53,180 shares were exercisable (34,180 shares exercisable at prices lower than the December 31, 1995 quoted market price of $11.50 per share) and options to purchase an additional 21,080 shares will become exercisable in 1996. At December 31, 1995, an aggregate of 262,000 shares were available for future grants under the 1992 Option Plan and the Director Plan.

     The Company expects to elect the disclosure alternative proscribed by SFAS No. 123, `Accounting for Stock-Based Compensation'' and to continue to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, `Accounting for Stock Issued to Employees'' and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Under the disclosure alternative of SFAS No. 123, the Company will disclose, beginning in 1996, the respective pro forma net income and earnings per share as if the fair value based accounting method of SFAS No. 123 had been used to account for stock-based compensation cost for all awards granted after January 1, 1995.

NOTE 6 - EMPLOYEE BENEFIT PLANS

     The Company maintains several noncontributory defined benefit pension plans covering most of its employees. Benefits are based on a combination of stated percentages of each employee's wages. Pension plan assets are primarily invested in a collective investment trust (the "Collective Trust") formed by Valhi, Inc., a majority-owned subsidiary of Contran, to permit the collective investment by trusts which implement employee benefit plans maintained by Contran, Valhi and related companies, including the Company. Harold C. Simmons is the sole trustee and the sole member of the Trust Investment Committee for such trust.

     The Company's funding policy is to contribute amounts equal to, or exceeding, minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company was granted funding waivers from the Internal Revenue Service ("IRS") to defer the annual pension plan contributions for the 1980, 1984 and 1985 plan years, which, in the aggregate, amounted to $31.7 million. The deferred amounts, with interest, are payable to the plans over fifteen years. At December 31, 1995, the remaining balance of such deferred contributions was approximately $8.3 million. Payment of these deferred contributions, due through 2000, is collateralized by a lien on all of the Company's assets.

     The components of net periodic pension cost are presented in the table below.

                                                  Years ended December 31,
                                               ------------------------------
                                                 1993      1994        1995
                                                 ----      ----        ----
                                                       (In thousands)


Service cost                                 $ 1,931    $ 2,601    $ 1,811

Interest cost on projected benefit obligation 14,509     13,691     14,460

Actual (return)/loss on plan assets          (18,200)     1,272    (22,633)

Net amortization and deferral                  9,363     (8,621)    15,022
                                             -------    -------    -------

  Net periodic pension cost                  $ 7,603    $ 8,943    $ 8,660
                                             =======    =======    =======


     The Company evaluates the discount rate used in determining the actuarial present values of its pension obligations in response to changes in interest rate trends and, if appropriate, adjusts the rate annually. The discount rate used at December 31, 1995 was 7.5% (1994 - 8.5%, 1993 - 7.5%). The 1% decrease in 1995 resulted in, among other things, an increase in noncurrent pension liability of $14.7 million and a $9.0 million charge to stockholders' deficit. The 1% increase in 1994 resulted in, among other things, a decrease in noncurrent pension liability of $14.5 million, and an $8.8 million credit to stockholders' deficit.

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

                                                            December 31,
                                                        ---------------------
                                                          1994        1995
                                                          ----        ----
                                                          (In thousands)


Actuarial present value of benefit obligations:
  Vested benefit obligation                           $160,413    $182,612
                                                      ========    ========

  Accumulated benefit obligation                      $166,738    $183,143
                                                      ========    ========

  Projected benefit obligation                        $174,640    $192,192
Plan assets at fair value                              112,474     136,752
                                                      --------    --------


Projected benefit obligation in excess of plan assets   62,166      55,440
Unrecognized net loss from experience different from
  actuarial assumptions                                (49,399)    (54,589)
Unrecognized net obligation being amortized over
  15-19 years                                          (10,247)     (8,373)
Adjustment required to recognize minimum liability      51,685      53,914
                                                      --------    --------


     Total accrued pension cost                         54,205      46,392
Less current portion                                    13,735       7,170
                                                      --------    --------


     Noncurrent accrued pension cost                  $ 40,470    $ 39,222
                                                      ========    ========


     The Company maintains several defined contribution plans covering most of its employees. The Company contributes the lesser of an amount equal to the participants' contributions or a formula established by the Board of Directors. Expense related to these plans was $2.4 million in each of 1993 and 1994, and $2.3 million in 1995.

NOTE 7 - OTHER ACCRUED LIABILITIES

                                                            December 31,
                                                        --------------------

                                                          1994        1995
                                                          ----        ----

                                                          (In thousands)

Current:

  Salary, wages, vacations and other employee expenses $10,558     $ 9,342

  Environmental                                          5,553       4,111

  Accrued excise tax and related interest                1,033       1,033

  Other                                                  4,829       4,811
                                                       -------     -------

                                                       $21,973     $19,297
                                                       =======     =======

Noncurrent:

  Environmental                                        $ 7,469     $ 6,677

  Accrued excise tax and related interest                1,033        -

  Other                                                  1,702       1,787
                                                       -------     -------

                                                       $10,204     $ 8,464
                                                       =======     =======



NOTE 8 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company currently provides, in addition to pension benefits, medical and life insurance benefits for certain retired employees of currently owned businesses as well as for certain retirees of businesses which have been sold or discontinued. Certain retirees are required to contribute to the cost of their benefits. Under plans currently in effect, most active employees would be entitled to receive OPEB upon retirement. OPEB expense for the years ended December 31, 1993, 1994 and 1995 was composed of the following:

                                                        December 31,
                                               -----------------------------
                                                 1993      1994       1995
                                                 ----      ----       ----

                                                      (In thousands)


Service cost                                 $ 1,109    $ 1,396     $  985

Interest cost on projected benefit obligation  9,132      7,421      7,123

Amortization of prior service cost              (171)      (343)      (343)

Amortization of gains                           -          -          (331)
                                             -------    -------     ------

    Total OPEB expense                       $10,070    $ 8,474     $7,434
                                             =======    =======     ======


     The following table sets forth the actuarial present value of the estimated accumulated OPEB obligations, none of which have been funded.

                                                           December 31,
                                                       -------------------
                                                         1994       1995
                                                         ----       ----
                                                          (In thousands)

Actuarial present value of accumulated
 OPEB obligations:

  Current retirees                                    $ 67,632   $ 69,701

  Fully eligible active plan participants                  992      1,636

  Other active plan participants                        25,107     25,263
                                                      --------   --------


                                                        93,731     96,600

Unrecognized net gain from experience different
  from actuarial assumptions                             6,167      4,150

Unrecognized prior service credit                        5,237      4,894
                                                      --------   --------

Total accrued OPEB cost                                105,135    105,644

Less current portion                                     6,825      7,776
                                                      --------   --------

    Noncurrent accrued OPEB cost                      $ 98,310   $ 97,868
                                                      ========   ========

     The rates used in determining the actuarial present value of the accumulated OPEB obligations were (i) discount rate - 7.5% in 1995 and 8.5% in 1994 and (ii) rate of increase in future health care costs - 8% in 1996, gradually declining to 5% in 2006 and thereafter. If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased $.8 million, $1.0 million and $1.2 million in 1995, 1994 and 1993, respectively, and the actuarial present value of accumulated OPEB obligations at December 31, 1995 and 1994 would have increased $7.7 million and $9.6 million, respectively.

     The Company evaluates the discount rate used in valuing its OPEB liabilities in response to changes in interest rate trends and, if appropriate, adjusts the rate annually. A one percent change in the discount rate results in an approximate $8 million change in accumulated OPEB obligation.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

     J. Walter Tucker, Jr., Vice Chairman of the Company, is a principal stockholder of Tucker & Branham, Inc., Orlando, Florida. Although the Company does not pay Mr. Tucker a salary, the Company has contracted with Tucker & Branham, Inc. for management consulting services by Mr. Tucker. Fees paid to Tucker & Branham, Inc. were $62,000 in 1993, $66,000 in 1994 and $50,000 in
1995.

     Under the terms of an Intercorporate Services Agreement with Contran, Contran and related companies perform certain management, financial and administrative services for the Company on a fee basis. Aggregate fees incurred by the Company pursuant to this agreement were $580,000 in 1993, $640,000 in 1994 and $500,000 in 1995. In addition, the Company purchased certain aircraft services from Valhi in the amount of $158,000 in 1993, $128,000 in 1994 and $150,000 in 1995.

     Certain of Keystone's property, liability and casualty insurance risks were partially reinsured by a captive insurance subsidiary of Valhi prior to 1993. The premiums and claims paid in connection therewith were approximately $139,000 in 1993, $98,000 in 1994, and $39,000 in 1995.

NOTE 10 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        March 31,       June 30,      September 30,   December 31,
                                                        ---------       --------      -------------   ------------

                                                                  (In thousands, except per share data)

Year ended December 31, 1995:

  Net sales                                         $90,768         $ 95,482        $82,921         $76,486

  Gross profit                                        7,491           11,255          6,539           7,463

        Net income                                  $   255         $  2,876        $   759         $   997
                                                    =======         ========        =======         =======

  Income per common share                           $   .05         $    .50        $   .14         $   .17
                                                    =======          =======        =======         =======

Year ended December 31, 1994:

  Net sales                                         $87,580         $102,549        $87,571         $86,735

  Gross profit                                        7,218           12,034          8,632           9,098

        Net income (loss)                           $   408         $  5,839        $ 1,557         $  (243)
                                                    =======         ========        =======         =======

  Income (loss) per common share                    $   .07         $   1.04        $   .28         $  (.04)
                                                    =======         ========        =======         =======



NOTE 11 - JOINT VENTURE

     In November 1994, the Company entered into a Joint Venture Agreement with an unrelated party and formed Engineered Wire Products, Inc. (EWP), a manufacturer and distributor of wire mesh, which previously operated as a division of the unrelated party. The Company obtained a 20% interest in EWP, in exchange for contributions of $1 million in cash and equipment in 1994 and $1 million in cash and inventory in 1995. In connection with the Joint Venture Agreement, the Company also entered into a Shareholders' Agreement which gives the Company the exclusive option to acquire the remaining 80% interest in EWP at fair market value for a period of five years. The Company accounts for its interest in EWP under the equity method. At December 31, 1994 and 1995, the Company's investment in EWP amounted to $1 million and $2.1 million, respectively, and is included in other assets. Earnings from the Company's investment in EWP were insignificant and are recorded in other income. The Company's underlying equity in net assets of EWP amounted to $1.2 million and $1.5 million at December 31, 1994 and 1995, respectively. Sales by the Company to EWP during 1994 and 1995 amounted to $2.3 and $13.5 million, respectively and receivables from EWP at December 31, 1994 amounted to $.6 million. The Company did not have any receivables from EWP at December 31, 1995. Inventory purchased from the Company and held by EWP at December 31, 1994 and 1995 was insignificant.


NOTE 12 - OPERATIONS

     The Company's continuing operations are comprised of one segment, the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets primarily in the Midwestern and Southwestern United States.

                                                Years ended December 31,
                                             -------------------------------
                                               1993       1994        1995
                                               ----       ----        ----
                                                      (In thousands)


Net sales                                   $345,186   $364,435   $345,657
                                            ========   ========   ========

Operating income                            $ 12,361   $ 12,112   $ 12,054


Excise tax and related interest (Note 13)    (7,120)     4,020        -

General corporate expense, net               (1,493)    (1,055)       (591)

Interest expense                              (2,618)    (2,688)    (3,385)
                                            --------   --------   --------

    Income before income taxes              $  1,130   $ 12,389   $  8,078
                                            ========   ========   ========



     Export sales were $1.5 million in 1993, $2.8 million in 1994 and $.9 million in 1995.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

 Environmental matters - Peoria facility

     The Company is currently involved in the closure of inactive waste disposal units at its Peoria facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992. The original closure plan provides for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. The Company recorded an estimated liability for remediation of the impoundments and waste piles based on a six phase remediation plan. The Company adjusts the recorded liability for each Phase as actual remediation costs become known. During the remediation of Phase I, which was completed in 1994, the Company discovered additional contaminated soils and recorded a charge of $3.1 million for the treatment and disposal costs related to the additional soils. During 1995, the Company began remediation of Phases II and III and expects to complete these Phases by June 1996. Additional contaminated soils were discovered and the Company recorded a charge of $2.4 million in the 1995 fourth quarter for the currently estimated remediation costs for Phases II and III. At December 31, 1995, the Company has a $9.4 million accrual representing the estimated costs remaining to be incurred relating to the remediation efforts, exclusive of capital improvements. The remediation is currently expected to be complete in 1998. Pursuant to agreements with the IEPA and Illinois Attorney General's office, the Company will deposit $3 million into a trust fund over a six-year period. The Company cannot withdraw funds from the trust fund until the fund balance exceeds the sum of the estimated remaining remediation costs plus $2 million. At December 31, 1994 and 1995 the trust fund had balances of $1.5 million and $2.4 million, respectively, which amounts are included in other noncurrent assets because the Company does not expect to have access to any of these funds until after 1998.

     During 1992, in the normal course of operations at the Company's Peoria facilities, an unknown amount of a radioactive element contained in scrap was melted in an electric arc furnace, resulting in the low-level contamination of the pollution control system and the accumulated furnace dust. As a result, it was necessary for the Company to clean the pollution control system and remove and dispose of the radioactive contaminated dust. During 1995, the Company completed shipping the contaminated dust to a licensed waste disposal facility which successfully treated and disposed of the contaminated dust.

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

     In July 1991, the United States filed an action against a former subsidiary of the Company and four other PRP's in the United States District Court for the Northern District of Illinois (Civil Action No. 91C4482) seeking to recover investigation and remediation costs incurred by U.S. EPA at the Byron Salvage Yard, located in Byron, Illinois. In April 1992, Keystone filed a third-party complaint in this civil action against 15 additional parties seeking contribution in the event the Company is held liable for any response costs at the Byron site. Neither the Company nor the other designated PRPs are performing any investigation of the nature and extent of the contamination.
U.S. EPA has possession of the site, is conducting the remedial investigation, and has not made available sufficient data, tests results or other facts that would enable the PRPs to speculate as to an appropriate remedy or remedies. In July 1993, the U.S. EPA made available for inspection records documenting approximately $10 million in investigation and remediation costs incurred at the site and produced copies of the laboratory results on groundwater samples taken as a part of the ongoing remedial investigation. During 1994, U.S. EPA released its remedial investigation study showing ground water contamination, however U.S. EPA has not completed a feasibility study or risk assessment for the site. Until U.S. EPA releases its Final Record of Decision, the Company will not know whether U.S. EPA will require any further groundwater remediation measures. In October 1994, Keystone, U.S. EPA and the Department of Justice reached a verbal agreement to settle Keystone's liability for EPA response costs incurred at the site through April 1994 for a payment of $690,000. Under the agreement Keystone would be precluded from recovering any portion of the $690,000 settlement payment from other parties to the lawsuit. At December 31, 1995, the terms of that verbal agreement were still not approved by the District Court. Keystone will remain potentially liable for EPA response costs incurred after April 30, 1994, and natural resource damage claims, if any, that may be asserted in the future. Keystone has a verbal agreement with its insurer to recover a portion of the anticipated $690,000 payment. At December 31, 1994 and 1995, the Company had accrued a liability of $690,000 based upon its verbal agreement with U.S. EPA and the Department of Justice.

     In September 1991, the Company along with 53 other PRP's, executed a consent decree to undertake the immediate removal of hazardous wastes and initiate a Remedial Investigation/Feasibility Study ("RI/FS") of the Interstate Pollution Control site located in Rockford, Illinois. The Company's percentage allocation within the group of PRP's agreeing to fund this project is currently 2.14%. However, the Company's ultimate allocation, and the ultimate costs of the RI/FS and any remedial action, are subject to change depending, for example, upon: the number and financial condition of the other participating PRPs, field conditions and sampling results, results of the risk assessment and feasibility study, additional regulatory requirements, and the success of a contribution action seeking to compel additional parties to contribute to the costs of the RI/FS and any remedial action. The project manager for the engineering firm conducting the RI/FS at the site has concluded the least expensive remedial option would be to cap the site and install and operate a soil vapor extraction system, at an estimated cost of approximately $2.6 million. The remedial investigation is still in process and the feasibility study is expected to be completed during 1996. The Company's current allocated share of the estimated least expensive remedial option is $56,000 and was accrued prior to 1994.

     In August 1987, the Company was notified by U.S. EPA that it is a PRP responsible for the alleged hazardous substance contamination of a site previously owned by the Company in Cortland, New York. There are four other PRPs participating in the RI/FS and a contribution action is pending against eleven additional viable companies which contributed wastes to the site. An estimate made by the principal engineering firm responsible for the management of the RI/FS indicated the cost of the least expensive remedial option is approximately $3 million. This option would involve the construction of a site cap and ground water monitoring. The likelihood that U.S. EPA will select this option will depend on, among other things, the results of the EPA's evaluation of the feasibility study. The Company's estimated share of the least expensive remedial option is $375,000 and was accrued prior to 1994.

Settled litigation

     During 1993, the Company accrued an aggregate of $7.1 million for the estimated cost of excise taxes ($3.2 million) and related interest ($3.9 million) as a result of an unfavorable U.S. Supreme Court decision related to the Company's 1983 and 1984 contributions of certain real property to its pension plans. In addition, to avoid a second tier $9.6 million excise tax, the Company made a "correction" payment of $2.3 million to its pension plans. In 1994, pursuant to the terms of a Closing Agreement with the IRS, the Company made an additional "correction" payment of approximately $3.3 million to its pension plans and agreed to pay a total of $3.1 million in excise taxes and interest, in three equal installments, over a two-year period beginning in June 1994. As a result, in 1994 the Company recorded a $4 million reduction in previously accrued expenses related to this matter. At December 31, 1994 and 1995, the remaining accrued liability related to this matter amounted to approximately $2.1 million and $1 million, respectively.

     The Company is also engaged in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of such proceedings is material in relation to the Company's consolidated financial position, results of operations or liquidity.

Concentration of credit risk

     The Company sells its products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail distributors primarily in the Midwestern and Southwestern regions of the United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's ten largest customers accounted for approximately 32% of sales in 1993, 29% in 1994 and 30% in 1995, and approximately 33% and 33% of notes and accounts receivable at December 31, 1994 and 1995, respectively.

    As discussed in Note 6, the assets of the Company's pension plans are primarily invested in the Collective Trust. Securities of a single issuer composed approximately 22% and 20%, respectively, of the Collective Trusts' net assets at December 31, 1994 and 1995, respectively. The common stock of this issuer is publicly traded on a national exchange. During 1994, the stock's high and low sales prices were $44.50 and $29.50 per share, respectively, and was $30.88 at the end of the year. During 1995, the stock's high and low sales prices were $67.63 and $27.25 per share, respectively, and was $35.25 at the end of the year.

NOTE 14 - SUBSEQUENT EVENT

     In March 1996, the Company announced it was engaged in discussions with DeSoto, Inc. (NYSE: DSO) regarding a proposed merger of the companies. DeSoto had previously notified the Pension Benefit Guaranty Corporation of its intention to terminate its overfunded pension plan and the proposed merger with Keystone would provide an alternative to that termination. The transaction is subject to, among other conditions, mutual due diligence, the negotiation and signing of a definitive agreement, the approval of the respective Boards' of Directors and shareholders and Keystone's primary lender as well as the requisite governmental reviews. The acquisition, as presently comtemplated, would be funded by the issuance of 3.5 million Company shares to the shareholders of DeSoto and would be accounted for as a purchase. DeSoto is engaged in the manufacturing and packaging of household cleaning products.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          SCHEDULE II - VALUATION AND
                              QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                          Additions
                                                                          ---------

                                                             Balance at   Charged to    Deductions   Balance at
                                                              beginning   costs and       (net of       end of
Description                                                   of period    expenses    recoveries)     period
-----------                                                  -----------  ----------   ------------  ----------

YEAR ENDED DECEMBER 31, 1993:

  Allowance for doubtful accounts and notes receivable     $   464        $ (6)      $  (23)       $   435
                                                           =======        ====       ======        =======

  Deferred tax asset valuation allowance                   $30,000        $ -        $ -           $30,000
                                                           =======        ====       ======        =======

YEAR ENDED DECEMBER 31, 1994:

  Allowance for doubtful accounts and notes receivable     $   435        $128       $  (10)       $   553
                                                           =======        ====       ======        =======

  Deferred tax asset valuation allowance                   $30,000        $ -        $ -           $30,000
                                                           =======        ====       ======        =======

YEAR ENDED DECEMBER 31, 1995:

  Allowance for doubtful accounts and notes receivable     $   553        $232       $ (248)       $   537
                                                           =======        ====       ======        =======

  Deferred tax asset valuation allowance                   $30,000        $ -        $  -          $30,000
                                                           =======        ====       ======        =======


               KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                          AND SUBSIDIARIES

                           EXHIBIT INDEX


             Page Numbers:
               manually
Exhibit No.  signed copy
            ------------


3.1 Certificate of Incorporation, as amended and filed with the Secretary of State of Delaware -- incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

3.2 Bylaws of the Company, as amended and restated December 30, 1994 -- incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

4.1 Amended and Restated Revolving Loan and Security Agreement dated as of December 29, 1995 between the Company and Congress Financial Corporation (Central).

4.2 Term Loan and Security Agreement between the Company and Congress Financial Corporation (Central) dated December 30, 1993 -- incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.1 Intercorporate Services Agreement with Contran Corporation dated as of January 1, 1995.

21                   Subsidiaries of the Company.

23                   Consent of Coopers & Lybrand.

27                   Financial Data Schedule.

   (b) No reports on Form 8-K were filed during the quarter ended December 31, 1995.