Form 10-Q
period 1996-03-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1996-05-13
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---

     EXCHANGE ACT OF 1934

For the quarterly period March 31, 1996
                         --------------


Commission file number 1-3919
                       ------



                    Keystone Consolidated Industries, Inc.
- ------------------------------------------------------------------------------

     (Exact name of registrant as specified in its charter)


          Delaware                                  37-0364250
- --------------------------                      ------------------

(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

 5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, TX   75240-2697
- ----------------------------------------------------------------------------

(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:        (214) 458-0028
                                                    ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X             No
                   -----              -----


Number of shares of common stock outstanding at April 30, 1996  5,687,424
                                                                ---------



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                     INDEX
                                     -----


                                                                 Page
                                                                Number
                                                                ------


PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets - December 31, 1995
             and March 31, 1996                                    3-4

            Consolidated Statements of Operations - Three months
             ended March 31, 1995 and 1996                           5

            Consolidated Statements of Cash Flows - Three months
             ended March 31, 1995 and 1996                           6

            Consolidated Statement of Stockholders' Deficit
             - Three months ended March 31, 1996                     7

            Notes to Consolidated Financial Statements            8-10

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 11-14


PART II.    OTHER INFORMATION

  Item 1. Legal Proceedings                                         15

  Item 6. Exhibits and Reports on Form 8-K                          15


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                     December 31,  MARCH 31,
                       ASSETS                            1995         1996
                                                     ------------  ----------

Current assets:
  Notes and accounts receivable                        $ 31,363     $ 42,017
  Inventories                                            35,631       33,539
  Deferred income taxes                                   3,685        4,211
  Prepaid expenses                                        2,026        1,522
                                                       --------     --------


     Total current assets                                72,705       81,289
                                                       --------     --------


Property, plant and equipment                           245,759      250,520
Less accumulated depreciation                           159,323      162,842
                                                       --------     --------


     Net property, plant and equipment                   86,436       87,678
                                                       --------     --------


Other assets:
  Unrecognized net pension obligation                     8,427        7,972
  Deferred income taxes                                  24,485       20,179
  Other                                                   6,769        6,849
                                                       --------     --------


     Total other assets                                  39,681       35,000
                                                       --------     --------


                                                       $198,822     $203,967
                                                       ========     ========








                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

       LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                    December 31,   MARCH 31,
                                                        1995         1996
                                                    ------------  ----------

Current liabilities:
  Notes payable and current long-term debt             $ 18,750    $ 34,064
  Accounts payable                                       26,534      26,245
  Accounts payable to affiliates                             39        -
  Accrued pension cost                                    7,170       8,501
  Accrued OPEB cost                                       7,776       7,776
  Other accrued liabilities                              19,297      18,530
                                                       --------    --------


      Total current liabilities                          79,566      95,116
                                                       --------    --------


Noncurrent liabilities:
  Long-term debt                                         11,195      10,197
  Accrued pension cost                                   39,222      22,885
  Accrued OPEB cost                                      97,868      97,672
  Other                                                   8,464       9,044
                                                       --------    --------


      Total noncurrent liabilities                      156,749     139,798
                                                       --------    --------


Stockholders' deficit:
  Common stock                                            6,362       6,413
  Additional paid-in capital                             20,013      20,484
  Net pension liabilities adjustment                    (36,257)    (29,096)
  Accumulated deficit                                   (27,599)    (28,736)
  Treasury stock, at cost                                   (12)        (12)
                                                       --------    --------
      Total stockholders' deficit                       (37,493)    (30,947)
                                                       --------    --------


                                                       $198,822    $203,967
                                                       ========    ========





                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                          Three months ended
                                                                March 31,
                                                          -------------------

                                                            1995       1996
                                                            ----       ----

Revenues and other income:
  Net sales                                                $90,768   $79,463
  Other, net                                                   159        32
                                                           -------   -------

                                                            90,927    79,495
                                                           -------   -------

Costs and expenses:
  Cost of goods sold                                        83,277    74,387
  Selling                                                    1,314     1,039
  General and administrative                                 5,178     4,982
  Interest                                                     737       967
                                                           -------   -------

                                                            90,506    81,375
                                                           -------   -------


    Income (loss) before income taxes                          421    (1,880)

Provision for income taxes (benefit)                           166      (743)
                                                           -------   -------


    Net income (loss)                                      $   255   $(1,137)
                                                           =======   =======

Net income (loss) per common and common
  equivalent share                                         $   .05    $ (.20)
                                                           =======    ======

Weighted average common and common equivalent
 shares outstanding                                          5,642     5,663
                                                           =======   =======





                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Three months ended
                                                              March 31,
                                                         -------------------

                                                           1995       1996
                                                           ----       ----

Cash flows from operating activities:
  Net income (loss)                                       $   255   $(1,137)
  Depreciation                                              3,176     3,554
  Deferred income taxes                                      (140)     (798)
  Other, net                                                  229       (90)
                                                           ------  ---------

                                                            3,520     1,529
  Change in assets and liabilities:
    Notes and accounts receivable                          (3,000)  (10,736)
    Inventories                                            (1,598)    2,092
    Accounts payable                                       (1,487)     (328)
    Accrued pension cost                                   (1,826)   (2,812)
    Other, net                                               (128)      734
                                                          -------  --------


      Net cash used by operating activities                (4,519)   (9,521)
                                                          -------  --------


Cash flows from investing activities:
  Capital expenditures                                     (2,821)   (4,824)
  Collection of notes receivable                              256        25
  Proceeds from disposition of property and equipment          76         4
                                                          -------  --------


      Net cash used by investing activities                (2,489)   (4,795)
                                                          -------  --------


Cash flows from financing activities:
  Revolving credit facility, net                            7,958    15,303
  Other notes payable and long-term debt:
    Additions                                                  78      -
    Principal payments                                     (1,030)     (987)
  Common stock issued                                           2      -
                                                         --------  --------


      Net cash provided by financing activities             7,008    14,316
                                                         --------  --------


Net change in cash and cash equivalents                      -         -

Cash and cash equivalents, beginning of period               -         -
                                                         --------  --------


Cash and cash equivalents, end of period                 $   -     $   -
                                                         ========  ========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized                  $    784  $    988
    Income taxes                                                4       316
  Common stock contributed to employee benefit plan      $    597  $    522
  Note received on sale of property                      $    400  $    -

                       KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                  AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                         Three months ended March 31, 1996

                                   (In thousands)

                                                     Additional  Net pension
                                             Common    paid-in   liabilities
                                              stock    capital    adjustment
                                             ------   ---------  -----------

Balance at December 31, 1995                 $6,362    $20,013     $(36,257)

Net loss                                       -          -            -

Issuance of common stock                         51        471         -

Pension adjustment                             -          -           7,161
                                             ------    -------     --------


Balance at March 31, 1996                    $6,413    $20,484     $(29,096)
                                             ======    =======     ========


                       KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                  AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
                         Three months ended March 31, 1996

                                   (In thousands)

                                            Retained                 Total
                                            earnings   Treasury  stockholders'
                                           (deficit)     stock      deficit
                                           ---------   --------  -------------

Balance at December 31, 1995               $(27,599)    $ (12)    $(37,493)

Net loss                                     (1,137)       -        (1,137)

Issuance of common stock                       -           -           522

Pension adjustment                             -           -         7,161
                                           --------     -----     --------


Balance at March 31, 1996                  $(28,736)    $ (12)    $(30,947)
                                           ========     =====     ========









                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     Keystone Consolidated Industries, Inc. (the "Company") is a majority-owned subsidiary of Contran Corporation ("Contran"). At March 31, 1996, Contran held, directly or indirectly, approximately 68% of the Company's outstanding common stock.

     The consolidated balance sheet at December 31, 1995 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1996 and the consolidated statements of operations and cash flows for the interim periods ended March 31, 1995 and 1996, and the consolidated statement of stockholders' deficit for the interim period ended March 31, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Annual Report").

Note 2 - Inventories:

     Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately three-fourths of total inventories and the first-in, first-out or average cost methods are used to determine the cost of other inventories.

                                                     December 31,  MARCH 31,
                                                         1995         1996
                                                     ------------  ----------

                                                          (In thousands)
Raw materials                                           $12,669     $14,154
Work in process                                          13,825      11,324
Finished products                                        10,258       9,504
Supplies                                                 13,552      13,230
                                                        -------     -------

                                                         50,304      48,212
Less LIFO reserve                                        14,673      14,673
                                                        -------     -------


                                                        $35,631     $33,539
                                                        =======     =======



Note 3 - Notes payable and long-term debt:

                                                     December 31,  MARCH 31,
                                                         1995         1996
                                                     ------------  ---------

                                                          (In thousands)
Commercial credit agreements:
  Revolving credit facility                             $14,561     $29,864
  Term loan                                              13,050      12,216
Other                                                     2,334       2,181
                                                        -------     -------

                                                         29,945      44,261
  Less current maturities                                18,750      34,064
                                                        -------     -------


                                                        $11,195     $10,197
                                                        =======     =======


     The Company's $35 million revolving credit facility is collateralized primarily by the Company's trade receivables and inventories, bears interest at 1% over the prime rate and matures December 31, 1999. The effective interest rate at March 31, 1996 was 9.25% The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit (approximately $.3 million at March 31, 1996). Additional borrowings available were $4.8 million at March 31, 1996. This credit facility requires the Company's daily cash receipts to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances.

     The Company's term loan bears interest at the prime rate plus 1%, and is due in monthly installments through December 31, 1999. The term loan is with the financial institution that provides the Company's revolving credit facility and requires compliance with the restrictive covenants, security agreement and certain other terms of the revolving credit facility, and is further collateralized by the Company's property, plant and equipment. The term loan becomes due and payable if the Company terminates its revolving credit facility.

     The Company's credit agreements contain restrictive covenants, including certain minimum working capital and net worth requirements and a prohibition against the payment of dividends without lender consent.

Note 4 - Income taxes:

     The difference between the provision for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate is primarily related to state income taxes.
     The net deferred tax asset at each of December 31, 1995 and March 31, 1996 is net of a $30 million valuation allowance. There was no change in the deferred tax valuation allowance during the first three months of 1995 or 1996.



Note 5 - Pension plans:

     Variances from actuarial assumptions, including the rate of return on pension plan assets and discount rate, will result in increases or decreases in accrued pension costs, deferred taxes, stockholders' deficit, pension expense and funding requirements in future periods.

     During the early 1980's the Company received permission from the Internal Revenue Service to defer certain annual pension plan contributions. At March 31, 1996, the remaining balance of such deferred contributions was approximately $7.9 million. Such deferred amounts, with interest, are payable to the plans through 2000 and are collateralized by a lien on all of the Company's assets.

Note 6 - Contingencies:

     Environmental matters. As discussed in the Annual Report, the Company is involved in the closure of inactive waste disposal units at its facility in Peoria, Illinois. In addition, the Company is subject to federal and state "Superfund" legislation at three sites involving cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. The Company has accrued its estimated costs related to these issues. The Company believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the "Superfund" sites and has recorded receivables for the estimated insurance recoveries. There was no significant change in the status of these environmental matters during the first three months of 1996.

     Other litigation. The Company is engaged in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of such proceedings are material in relation to the Company's consolidated financial position, results of operations or liquidity.

Note 7 - Merger discussions

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------


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

     The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts including, but not limited to, statements found in this Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations', are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward looking statements include, but are not limited to, cost of raw materials, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customers and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, and the ultimate resolution of pending litigation and possible future litigation as discussed in this Quarterly Report and the Annual Report, including, without limitation, the section referenced above.

     During the first quarter of 1996, billet production at the Company's steel mill in Peoria, Illinois declined 9% from the comparable 1995 period. This decline was primarily attributable to start-up problems in January 1996 following the annual maintenance shut down and abnormally cold weather. As the Company's billet production capacity is less than its rod production capacity, the Company periodically purchases billets from other manufacturers to increase utilization of its Peoria rod mill and thus assure the Company's ability to meet customer orders. The decision to purchase billets depends on billet prices, product demand and other market conditions. Due to lower first quarter sales and short-term sales forecasts in 1996, the Company purchased only 4,000 tons of billets compared to 32,000 tons purchased in the first quarter of 1995. The Company currently anticipates purchasing 13,000 tons of billets in the second quarter of 1996 compared to 25,000 tons in 1995.

     Rod production during the first quarter of 1996 was limited to 161,000 tons, a 6% decrease from the 1995 quarter, as a result of unscheduled downtime due to the start-up problems following the annual maintenance shutdown, abnormally cold weather and rod mill equipment failures. The Company has corrected the mechanical problems that caused the equipment failures and production is projected to return to planned levels during the second quarter of 1996.

     Net sales of $79.5 million for the first quarter of 1996 represent a 12% decline from the comparable 1995 quarter. Tons of product sold decreased 8% with rod sales increasing 4% to 68,000 tons, wire sales decreasing 10% to 38,000 tons and wire products sales decreasing 18% to 57,000 tons. Rod and wire per ton selling prices in 1996 decreased approximately 11% and 3%, respectively, from the comparable 1995 period while per ton selling prices of wire products increased 5%. Wire and wire products are sold at higher selling prices per ton than rod.

     The Company believes the decline in total sales tonnage and a 38% year-to-year decline in order backlog at March 31, 1996 are results of several factors, including customers adjusting inventory levels, new capacities of U.S. competitors, and increased imports due to market weakness in other parts of the world. During the first quarter of 1996, the Company announced a rod price increase which met with only partial customer acceptance; however, selling prices have generally stabilized. The Company is currently forecasting 1996 second quarter revenues to be approximately 8% below 1995 second quarter levels primarily due to a decline in rod and wire selling prices.

     Gross profit was $5.1 million for the first quarter of 1996, down 32% from the comparable 1995 period as margins declined to 6.4% from 8.3%. This decline was primarily due to lower overall selling prices along with an increase in rod conversion costs of approximately 16% caused, in part, by the start-up problems, unscheduled downtime and rod mill equipment failures as well as significantly higher costs for natural gas and certain supplies. Scrap steel costs in the first quarter of 1996 were comparable to one year ago and are currently expected to approximate first quarter levels during the second quarter of 1996.

     Selling, general and administrative expenses, as a percentage of net sales, were comparable in both 1996 and 1995. Interest expense increased in the first quarter of 1996 as increased borrowings under the Company's revolving credit facility were only partially offset by lower average interest rates.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's cash flows from operating activities are affected by the seasonality of its business as sales of certain products used in the agricultural and construction industries are typically highest during the second quarter and lowest during the fourth quarter of each year. These seasonal fluctuations, as well as the normal December shutdown for maintenance and repairs at the Company's Peoria facility, impact the timing of production, sales and purchases and typically result in a use of cash from operations and increases in the outstanding balance under the Company's revolving credit facility during the first quarter of each year.

     At March 31, 1996 the Company had a working capital deficit of $13.8 million. Notes payable and current long-term debt, deductions in the computation of working capital, aggregated $34.1 million at March 31, 1996 and included outstanding borrowings of $29.9 million under the Company's $35 million revolving credit facility. The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit, and additional borrowings available at March 31, 1996 were $4.9 million. The Company's daily cash receipts are required to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances. Borrowings under the revolving credit facility currently mature December 31, 1999.

     Due to lower than expected first quarter 1996 sales and earnings and the resulting increased use of cash by operating activities, the Company is currently experiencing borrowing constraints. In April 1996 the Company obtained, from its primary lender, a temporary increase in available borrowings of up to $3 million to enable the Company to fund its minimum pension contribution due on April 15, 1996. This temporary increase expired at the end of April 1996. Depending upon future results, the Company may need to seek longer term increases in borrowings later this year.

     Pension contributions and capital expenditures for the first quarter of 1996 were $4.7 million and $4.8 million, respectively, and are currently estimated to approximate $13.7 million and $22.8 million for the full year, respectively. The Company's capital expenditures for the years 1995 and 1996 are relatively high, as compared to the six preceding years, due to modernization and expansion of the Company's production facilities as well as the new management information system at the Company's Peoria facility.

     Variances from actuarial assumptions, including the rate of return on pension plan assets and discount rate, will result in increases or decreases in accrued pension costs, deferred taxes, stockholders' deficit, pension expense and funding requirements in future periods. During the first quarter of 1996, the Company's pension plans had an investment return of approximately 10% (an annual rate of approximately 40%). This rate of return is significantly in excess of the actuarially assumed annual rate of return of 10% and, as a result, significantly reduced the Company's pension liability and pension liabilities adjustment component of stockholders' deficit at March 31, 1996. The Company's pension plans' assets are invested primarily in a collective investment trust (the `Collective Trust'') for Contran and its affiliates. Approximately one-fourth of the Collective Trust's assets relate to a single security, which had increased in value by approximately 39% since December 31, 1995 and, as such, was a significant factor in the 10% overall return for the first quarter of 1996.

     Approximately 1,200 of the Company's employees in Peoria, Illinois are represented by the Independent Steel Workers Alliance (`ISWA''). Upon expiration of the then existing collective bargaining agreement on May 3, 1996, the Company and the ISWA entered into a one week extension of the agreement. On May 10, 1996, ISWA membership ratified a new three year agreement with the Company that provides for increased profit sharing with the ISWA membership and no wage increases.

     Management's budget for 1996 provides for sufficient cash flows from operations and financing activities to meet its anticipated operating needs. This budget is based upon management's assessment of various financial and operational factors including, but not limited to, assumptions relating to product shipments; product mix and selling prices; production schedules; productivity rates; raw materials; electricity; labor; employee benefit and other fixed and variable costs; working capital requirements; interest rates; repayments of long-term debt; capital expenditures; and available borrowings under the Company's credit facilities. However, any significant decline in the Company's markets, market share or selling prices, any inability to maintain satisfactory billet and rod production levels, any significant increase in the cost of scrap steel, or any other significant unanticipated costs could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing. Additionally, potential liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes beyond present accruals, any significant increases in the required minimum fundings to the Company's pension funds or in the cost of providing medical coverage to active and retired employees could have a material adverse affect on the future liquidity, financial condition and results of operations of the Company.



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


ITEM 6. Exhibits and Reports on Form 8-K.
        --------------------------------


(a) The following exhibit is included herein:

    27.1 Financial Data Schedule for the three month period ended
    March 31, 1996.

(b) Reports on Form 8-K filed during the quarter ended March 31, 1996:

    None.
                              S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Keystone Consolidated Industries, Inc.
                                --------------------------------------

                                           (Registrant)


Date:  May 10, 1996             By /s/Harold M. Curdy
                                   ----------------------------------

                                  Harold M. Curdy
                                  Vice President - Finance/Treasurer
                                  (Principal Financial Officer)


Date:  May 10, 1996             By /s/Bert E. Downing, Jr.
                                   ----------------------------------

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

                                Keystone Consolidated Industries, Inc.
                                --------------------------------------

                                          (Registrant)


Date:  May 10, 1996             By
                                   -----------------------------------
                                  Harold M. Curdy
                                  Vice President - Finance/Treasurer
                                  (Principal Financial Officer)



Date:  May 10, 1996             By
                                   -----------------------------------
                                  Bert E. Downing, Jr.
                                  Corporate Controller