Form 10-Q
period 1996-06-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1996-08-08
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---

     EXCHANGE ACT OF 1934

For the quarterly period June 30, 1996
                         -------------


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


Number of shares of common stock outstanding at July 31, 1996 5,686,724
                                                              ---------



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                     INDEX
                                     -----



                                                                     Page
                                                                    number
                                                                    ------


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets - December 31, 1995
           and June 30, 1996                                            3-4

          Consolidated Statements of Operations - Three months
           and six months ended June 30, 1995 and 1996                    5

          Consolidated Statements of Cash Flows - Six months
           ended June 30, 1995 and 1996                                   6

          Consolidated Statement of Stockholders' Deficit -
           Six months ended June 30, 1996                                 7

          Notes to Consolidated Financial Statements                   8-10

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        11-15

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                              15

  Item 6. Exhibits and Reports on Form 8-K                               15

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                    December 31,  JUNE 30,
              ASSETS                                    1995        1996
                                                    ------------  --------

Current assets:
  Notes and accounts receivable                     $ 31,363     $ 40,125
  Inventories                                         35,631       26,351
  Deferred income taxes                                3,685        5,066
  Prepaid expenses                                     2,026          190
                                                    --------     --------


     Total current assets                             72,705       71,732
                                                    --------     --------


Property, plant and equipment                        245,759      253,080
Less accumulated depreciation                        159,323      166,367
                                                    --------     --------


     Net property, plant and equipment                86,436       86,713
                                                    --------     --------


Other assets:
  Unrecognized net pension obligation                  8,427        7,517
  Deferred income taxes                               24,485       21,873
  Other                                                6,769        7,162
                                                    --------     --------


     Total other assets                               39,681       36,552
                                                    --------     --------


                                                    $198,822     $194,997
                                                    ========     ========




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

                                                      December 31,  JUNE 30,
   LIABILITIES AND STOCKHOLDERS' DEFICIT                  1995        1996
                                                      ------------  --------

Current liabilities:
  Notes payable and current long-term debt            $ 18,750     $ 26,943
  Accounts payable                                      26,534       23,341
  Accounts payable to affiliates                            39           12
  Accrued pension cost                                   7,170        6,623
  Accrued OPEB cost                                      7,776        7,776
  Other accrued liabilities                             19,297       19,618
                                                      --------     --------


     Total current liabilities                          79,566       84,313
                                                      --------     --------


Noncurrent liabilities:
  Long-term debt                                        11,195        9,351
  Accrued pension cost                                  39,222       26,650
  Accrued OPEB cost                                     97,868       97,746
  Other                                                  8,464        9,166
                                                      --------     --------


     Total noncurrent liabilities                      156,749      142,913
                                                      --------     --------


Stockholders' deficit:
  Common stock                                           6,362        6,413
  Additional paid-in capital                            20,013       20,484
  Net pension liabilities adjustment                   (36,257)     (31,188)
  Accumulated deficit                                  (27,599)     (27,926)
  Treasury stock, at cost                                  (12)         (12)
                                                      --------     --------


     Total stockholders' deficit                       (37,493)     (32,229)
                                                      --------     --------


                                                      $198,822     $194,997
                                                      ========     ========




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                       Three months ended   Six months ended
                                            June 30,             June 30,
                                       ------------------  -------------------

                                         1995      1996     1995       1996
                                         ----      ----     ----       ----

Revenues and other income:
  Net sales                            $95,482   $90,655  $186,250  $170,118
  Other, net                               165       154       324       186
                                       -------  --------  --------  --------

                                        95,647    90,809   186,574   170,304
                                       -------  --------- --------  --------
Costs and expenses:
  Cost of goods sold                    84,227    83,288   167,504   157,675
  Selling                                1,049       967     2,363     2,006
  General and administrative             4,719     4,314     9,897     9,296
  Interest                                 897       902     1,634     1,869
                                       -------  --------  --------  --------

                                        90,892    89,471   181,398   170,846
                                       -------  --------  --------  --------


   Income (loss) before income taxes     4,755     1,338     5,176      (542)

Provision for income taxes (benefit)     1,879       528     2,045      (215)
                                       -------  --------  --------  --------


      Net income (loss)                $ 2,876  $    810  $  3,131  $   (327)
                                       =======  ========  ========  ========

Net income (loss) per common and
  common equivalent share              $   .50  $    .14  $    .55  $   (.06)
                                       =======  ========  ========  ========

Weighted average common and common
 equivalent shares outstanding           5,657     5,693     5,650     5,678
                                       =======  ========  ========  ========



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Six months ended
                                                             June 30,
                                                       -------------------

                                                         1995       1996
                                                         ----       ----

Cash flows from operating activities:
  Net income (loss)                                    $ 3,131    $  (327)
  Depreciation                                           6,569      7,095
  Deferred income taxes                                    678     (2,009)
  Other, net                                               582        518
                                                       -------    -------

                                                        10,960      5,277

  Change in assets and liabilities:
    Notes and accounts receivable                       (1,627)    (8,977)
    Inventories                                         (5,340)     8,829
    Accounts payable                                       (27)    (3,220)
    Accrued pension cost                                (4,452)    (3,900)
    Other, net                                            (319)     2,938
                                                       -------    -------


      Net cash provided (used) by operating
        activities
                                                          (805)       947
                                                       -------    -------


Cash flows from investing activities:
  Capital expenditures                                  (7,575)    (7,400)
  Other                                                    395        104
                                                       -------    -------
      Net cash used by investing activities             (7,180)    (7,296)
                                                       -------    -------


Cash flows from financing activities:
  Revolving credit facility, net                         9,787      8,179
  Other notes payable and long-term debt:
    Additions                                               81         11
    Principal payments                                  (1,885)    (1,841)
  Common stock issued                                        2       -
                                                       -------    -------


      Net cash provided by financing activities          7,985      6,349
                                                       -------    -------


Net change in cash and cash equivalents                   -          -

Cash and cash equivalents, beginning of period            -          -
                                                       -------    -------

Cash and cash equivalents, end of period               $  -       $  -
                                                       =======    =======

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized                $ 1,743    $ 2,060
    Income taxes                                           869        278
  Common stock contributed to employee benefit plan    $   597    $   522

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                         Six months ended June 30, 1996

                                 (In thousands)

                                               Additional    Net pension   Retained                  Total
                                      Common     paid-in     liabilities   earnings   Treasury   stockholders'
                                      stock      capital     adjustment   (deficit)     stock       deficit
                                     -------   -----------  ------------  ---------   ---------  -------------

Balance at December 31, 1995          $6,362     $20,013      $(36,257)    $(27,599)    $(12)       $(37,493)

Net loss                                -           -             -            (327)      -             (327)

Issuance of common stock                  51         471          -            -          -              522

Pension adjustment                      -           -            5,069         -          -            5,069
                                      ------     -------      --------     --------     ----        --------


Balance at June 30, 1996              $6,413     $20,484      $(31,188)    $(27,926)    $(12)       $(32,229)
                                      ======     =======      ========     ========     ====        ========


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

    Keystone Consolidated Industries, Inc. (the "Company" or "Keystone") is a majority-owned subsidiary of Contran Corporation ("Contran"). At June 30, 1996,
Contran and related parties held approximately 68% of the Company's outstanding common stock.

    The consolidated balance sheet at December 31, 1995 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1996 and the consolidated statements of operations and cash flows for the interim periods ended June 30, 1995 and 1996, and the consolidated statement of stockholders' deficit for the interim period ended June 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

Note 2 - Inventories:

    Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 69% of total inventories and the first-in, first-out or average cost methods are used to determine the cost of other inventories.

                                                 December 31,     JUNE 30,
                                                     1995            1996
                                                 ------------     ---------
                                                      (In thousands)
Raw materials                                      $12,669          $10,526
Work in process                                     13,825           10,251
Finished products                                   10,258            7,358
Supplies                                            13,552           12,889
                                                   -------          -------

                                                    50,304           41,024
Less LIFO reserve                                   14,673           14,673
                                                   -------          -------


                                                   $35,631          $26,351
                                                   =======          =======

Note 3 - Notes payable and long-term debt:

                                                 December 31,     JUNE 30,
                                                     1995            1996
                                                 ------------     ---------

                                                      (In thousands)
Commercial credit agreements:
  Revolving credit facility                        $14,561         $22,740
  Term loan                                         13,050          11,383
Other                                                2,334           2,171
                                                   -------         -------

                                                    29,945          36,294
  Less current maturities                           18,750          26,943
                                                   -------         -------


                                                   $11,195         $ 9,351
                                                   =======         =======


     The Company's $35 million revolving credit facility is collateralized primarily by the Company's trade receivables and inventories, bears interest at 1% over the prime rate and matures December 31, 1999. The effective interest rate at June 30, 1996 was 9.25% The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit (approximately $.3 million at June 30, 1996). Additional borrowings available were $12 million at June 30, 1996. This credit facility requires the Company's daily cash receipts to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances.

     The Company's term loan bears interest at the prime rate plus 1%, and is due in monthly installments through December 31, 1999. The term loan is with the financial institution that provides the Company's revolving credit facility and requires compliance with the restrictive covenants, security agreement and certain other terms of the revolving credit facility, and is further collateralized by the Company's property, plant and equipment. The term loan becomes due and payable if the Company's revolving credit facility is terminated.

     The Company's credit agreements contain restrictive covenants, including certain minimum working capital and net worth requirements and a prohibition against the payment of dividends without lender consent.

Note 4 - Income taxes:

    The difference between the provision for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate is primarily related to state income taxes.
    The net deferred tax asset at each of December 31, 1995 and June 30, 1996 is net of a $30 million valuation allowance. There was no change in the deferred tax valuation allowance during the first half of 1995 or 1996.

Note 5 - Pension plans:

    Variances from actuarial assumptions, including the rate of return on pension plan assets and discount rate, will result in increases or decreases in accrued pension costs, deferred taxes, stockholders' deficit, pension expense and funding requirements in future periods.

    During the mid 1980's the Company received permission from the Internal Revenue Service to defer certain annual pension plan contributions. At June 30, 1996, the remaining balance of such deferred contributions was approximately $7.4 million. Such deferred amounts, with interest, are payable to the plans through 2000 and are collateralized by a lien on all of the Company's assets.

Note 6 - Contingencies:

    Environmental matters. As discussed in the Annual Report, the Company is involved in the closure of inactive waste disposal units at its facility in Peoria, Illinois. In addition, the Company is subject to federal and state "Superfund" legislation at three sites involving cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. The Company has accrued its estimated costs related to these sites. The Company believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the "Superfund" sites and has recorded receivables for the estimated insurance recoveries. There was no significant change in the status of these environmental matters during the first six months of 1996.

    Other litigation. The Company is engaged in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of such proceedings are material in relation to the Company's consolidated financial position, results of operations or liquidity.

Note 7 - Proposed merger:

    In June 1996, Keystone entered into a definitive agreement, approved by its Board of Directors, with DeSoto, Inc. (NYSE: DSO), providing for a merger of the two companies, with DeSoto becoming a wholly-owned subsidiary of Keystone (the "Merger"). The Merger would involve, among other things, (i) the issuance of
3.5 million shares of Keystone common stock in exchange for all of the outstanding DeSoto common stock, in a tax free transaction, with DeSoto stockholders receiving .7465 of a share of Keystone stock for each share of DeSoto stock, an (ii) the issuance of $3.5 million of Keystone redeemable preferred stock in exchange for all of the outstanding DeSoto redeemable preferred stock. Following the Merger, the defined benefit pension plans of DeSoto and Keystone will be merged. The Company has filed a Registration Statement on Form S-4 relating to the Merger, which Registration Statement has not yet become effective. A special meeting of the Company's stockholders relative to the Merger is currently scheduled for September 27, 1996.

    The Merger is subject to certain conditions, including approval by the stockholders of both Keystone and DeSoto, the requisite governmental review and Keystone obtaining the additional financing necessary to consummate the Merger. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". Contran and parties holding approximately 22% of DeSoto's voting shares have entered into agreements committing to vote for approval of the Merger.

    DeSoto is engaged in the manufacturing and packaging of household products, primarily powdered and liquid laundry detergents. DeSoto's 1995 sales, on a pro forma basis reflecting 1995 and 1996 dispositions of certain businesses, were approximately $18 million.

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

    The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts including, but not limited to, statements found in this Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations, are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward looking statements include, but are not limited to, cost of raw materials, future supply and demand for the Company's products (including seasonality thereof), general economic conditions, competitive products and substitute products, customers and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, and the ultimate resolution of pending litigation and possible future litigation as discussed in this Quarterly Report and the Annual Report, including, without limitation, the section referenced above.

    During the second quarter of 1996, billet production at the Company's steel mill in Peoria, Illinois of 165,000 tons approximated the production in the comparable 1995 period. However, the billet production of 309,000 tons in the first half of 1996 declined 5% from the comparable 1995 period. This decline was primarily attributable to start-up problems in January 1996 following the annual maintenance shutdown and abnormally cold weather. As the Company's billet production capacity is less than its rod production capacity, the Company periodically purchases billets from other manufacturers to increase utilization of its Peoria rod mill and thus assure the Company's ability to meet customer orders. The decision to purchase billets depends on billet prices, product demand and other market conditions. Due to lower sales volume in the first half of 1996, the Company purchased only 21,000 tons of billets compared to 56,000 tons purchased in the first half of 1995. The Company currently anticipates purchasing 11,000 tons of billets during the third quarter of 1996. Purchases during the third quarter of 1995 were nominal as purchase levels in the first half of 1995 resulted in higher than normal billet inventories at June 30, 1995.

    Rod production during the second quarter of 1996 was 176,000 tons, down 3% from the 1995 second quarter, and production of 337,000 tons during the first half of 1996 was 5% lower than in the comparable 1995 period. The declines were primarily a result of unscheduled downtime due to start-up problems following the annual maintenance shutdown, abnormally cold weather and rod mill equipment failures (all during the first quarter of 1996), and lower billet purchases due to the decline in sales volume.

    Net sales for the second quarter of 1996 decreased $4.8 million, or 5% from the comparable 1995 period. Tons of product sold increased 4% with tons of rod sold up 20% to 89,000 tons, tons of wire sold up 5% to 42,000 tons, and tons of wire products sold down 14% to 60,000 tons. Rod and wire per ton selling prices declined 14% and 6%, respectively, during the second quarter of 1996 as compared to the second quarter of 1995, while per ton selling prices of wire products increased 3%. Wire and wire products are sold at higher selling prices per ton than rod.

    Net sales for the first half of 1996 decreased $16.1 million, or 9%, from the comparable 1995 period. Tons of product sold decreased 2% with tons of rod sold up 13% to 157,000 tons, tons of wire sold down 3% to 79,000 tons, and tons of wire products sold down 16% to 116,000 tons. Rod and wire per ton selling prices declined 12% and 5%, respectively, during the first half of 1996 as compared to the first half of 1995, while per ton selling prices of wire products increased 4%.

    Although total sales tonnage in the second quarter of 1996 increased over the comparable 1995 period, sales tonnage for the first six months of 1996 was 2% less than the 1995 six-month period. The Company believes this decline was a result of several factors, occurring primarily in the 1996 first quarter, including customers adjusting inventory levels, new capacity from U. S. competitors and increased imports due to market weaknesses in other parts of the world. The Company also believes these pressures softened somewhat in the second quarter of 1996 as evidenced by a 9% year-to-year increase in order backlog at June 30, 1996 (as compared to a 38% year-to-year decline in order backlog at the end of the 1996 first quarter). The Company currently expects 1996 third quarter revenues to approximate those of the 1995 third quarter with higher sales tonnage offsetting lower overall sales prices.

    Gross profit was $7.4 million for the second quarter of 1996, a decrease of $3.9 million from the comparable 1995 period as the gross profit margin declined to 8.1% from 11.8%. Gross profit was $12.4 million for the first half of 1996, a decrease of $6.3 million from the comparable 1995 period, as the year-to-date gross profit margin declined to 7.3% from 10.1%. These declines were primarily caused by lower overall selling prices in 1996 as well as a 13% higher rod conversion cost caused, in part, by the 1996 first quarter start-up problems, unscheduled downtime and rod mill equipment failures, as well as higher costs for natural gas and certain supplies. In addition, scrap prices were slightly higher during the 1996 periods as compared to the 1995 periods. Scrap steel costs are currently expected to approximate current levels during the third quarter of 1996.

    Selling, general and administrative expenses, as a percentage of net sales, approximated 1995 levels during the respective 1996 periods. Interest expense increased in the 1996 periods due to increased borrowings under the Company's revolving credit facility, partially offset by lower interest rates.

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

    At June 30, 1996, the Company had a working capital deficit of $12.6 million. Notes payable and current long-term debt, deductions in the computation of such working capital, aggregated $26.9 million at June 30, 1996, and included outstanding borrowings of $22.7 million under the Company's $35 million revolving credit facility. The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit, and additional borrowings available were $12 million at June 30, 1996. The Company's daily cash receipts are required to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances. Borrowings under the revolving credit facility mature December 31, 1999.

    Capital expenditures during the first half of 1996 amounted to $7.4 million and are currently estimated to be approximately $22 million for the full year. The Company's capital expenditures for the years 1995 and 1996 are relatively high, as compared to levels of the six preceding years, due to modernization and expansion of the Company's production facilities as well as a new management information system at the Company's Peoria facility.

    Due to lower than expected sales and earnings during the first half of 1996, and the resulting increased use of cash by operating activities, the Company experienced borrowing constraints during the 1996 second quarter. In April 1996 the Company obtained, from its primary lender, a temporary increase (now expired) in available borrowings of up to $3 million to enable the Company to fund its minimum pension contribution due on April 15, 1996.

    As discussed in Note 7 to the Consolidated Financial Statements, Keystone has agreed to merge with DeSoto, which merger is subject to certain conditions. Pursuant to terms of the proposed Merger, Keystone would be required to cause DeSoto to pay approximately $6.5 million to certain DeSoto trade creditors as soon as practicable after the Merger. In addition, Keystone would be obligated, at the Merger date, to pay to the holders of DeSoto preferred stock all dividend arrearages (approximately $1.7 million). As a result of these and other Merger related transactions, as well as Keystone's current financial position, Keystone will require additional funding from its primary lender. In order to obtain such additional funds, Keystone will need the Pension Benefit Guaranty Corporation (the "PBGC") to consent to an increase in Keystone's allowable borrowings. The PBGC and Keystone's primary lender have both verbally indicated that, upon consummation of the Merger and the subsequent merger of Keystone's and DeSoto's defined benefit pension plans, they will increase Keystone's allowable borrowings by $20 million. If the Merger is not consummated, these additional borrowings will not be available and, depending upon future results, Keystone will likely need to seek increases in borrowings later this year.
There can be no assurance Keystone would be able to obtain an adequate amount of additional financing.

    The merger of Keystone's underfunded defined benefit pension plans with DeSoto's overfunded defined benefit pension plan following the proposed Merger is expected to result in lower pension contributions and pension expense than Keystone has historically experienced. The anticipated increase in cash flows due to lower pension contributions should eventually more than offset the cash payments to be made as a result of the Merger. Pension contributions during the first half of 1996 amounted to $7.7 million and, if the proposed Merger is consummated, are currently estimated to be approximately $9.7 million for the full year as post-merger pension contributions are expected to be minimal. If the proposed Merger is not consummated, it is currently estimated that Keystone will need to contribute an additional $6 million to the pension plans during the remainder of 1996.

    Variances from actuarial assumptions, including the rate of return on pension plan assets and discount rate, result in increases or decreases in accrued pension costs, deferred taxes, stockholders' deficit, pension expense and funding requirements in future periods. During the first half of 1996, the Company's pension plans had an investment return of approximately 9.7% (an annualized rate of approximately 19.4%). This rate of return exceeds the actuarially assumed annual rate of return of 10% and, as a result, reduced the Company's pension liability and pension liabilities adjustment component of stockholders' deficit at June 30, 1996. The Company's pension plans' assets are invested primarily in collective investment trust (the "Collective Trust") for Contran and its affiliates. Approximately one-fourth of the Collective Trust's assets relate to a single security which had increased in value by approximately 11% since December 31, 1995 and, as such, was a significant factor in the 9.7% overall return for the first half of 1996.

    Approximately 1,200 of the Company's employees in Peoria, Illinois are represented by the Independent Steel Workers Alliance ("ISWA"). In May 1996, ISWA membership ratified a new three-year labor agreement with the Company that provides for increased profit sharing with the ISWA membership but no wage rate increases.

    Management's budget for 1996, as revised to consider the Merger with DeSoto and related transactions, provides for sufficient cash flows from operations and financing activities to meet its anticipated operating needs. This budget is based upon management's assessment of various financial and operational factors including, but not limited to, assumptions relating to product shipments, product mix and selling prices; production schedules; productivity rates; raw materials, electricity, labor, employee benefit and other fixed and variable costs; working capital requirements; interest rates; repayments of long-term debt; capital expenditures; and available borrowings under the Company's credit facilities. However, any significant decline in the Company's markets, market share or selling prices, any inability to maintain satisfactory billet and rod production levels, any significant increase in the cost of scrap steel; the inability to successfully consummate the Merger with DeSoto; or any other significant unanticipated costs, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing. Additionally, potential liabilities under environmental laws and regulations with respect to the cleanup and disposal of wastes beyond present accruals, any significant increases in expected minimum fundings to the Company's pension plans or in the cost of providing medical coverage to active and retired employees could have a material adverse affect on the future liquidity, financial condition and results of operations of the Company.

PART II.  OTHER INFORMATION

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

ITEM 6. Exhibits and Reports on Form 8-K.
        --------------------------------


(a) The following exhibit is included herein:

    27.1  Financial Data Schedule for the six month period ended June 30, 1996.
(b) Reports on Form 8-K filed during the quarter ended June 30, 1996:

    None.
                       S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Keystone Consolidated Industries, Inc.
                                   --------------------------------------

                                                (Registrant)


Date:  August 8, 1996              By /s/Harold M. Curdy
                                     -------------------------------------

                                   Harold M. Curdy
                                   Vice President - Finance/Treasurer
                                   (Principal Financial Officer)


Date:  August 8, 1996              By /s/Bert E. Downing, Jr.
                                     -------------------------------------

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


                                   Keystone Consolidated Industries, Inc.
                                   --------------------------------------

                                                (Registrant)


Date:  August 8, 1996              By
                                      -----------------------------------
                                   Harold M. Curdy
                                   Vice President - Finance/Treasurer
                                   (Principal Financial Officer)



Date:  August 8, 1996              By
                                      -----------------------------------
                                   Bert E. Downing, Jr.
                                   Corporate Controller