Form 10-Q
period 1996-09-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1996-11-14
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---

     EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996
                      ------------------


Commission file number 1-3919
                       ------



                      KEYSTONE CONSOLIDATED INDUSTRIES, INC.
-----------------------------------------------------------------------------

     (Exact name of registrant as specified in its charter)


           DELAWARE                                    37-0364250
-------------------------------          -------------------------------------

(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


 5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, TX.  75240-2697
----------------------------------------------------------------------------

(Address of principal executive offices)                            (Zip Code)




Registrant's telephone number, including area code:        (972) 458-0028
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


Number of shares of common stock outstanding at November 5, 1996: 9,186,424
                                                                  ---------



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                     INDEX
                                     -----



                                                                       Page
                                                                     number
                                                                     ------


PART I.     FINANCIAL INFORMATION


  Item 1.   Financial Statements


            Consolidated Balance Sheets - December 31, 1995
             and September 30, 1996                                     3-4

            Consolidated Statements of Operations - Three months
             and nine months ended September 30, 1995 and 1996 5

            Consolidated Statements of Cash Flows - Nine months
             ended September 30, 1995 and 1996                          6-7

            Consolidated Statement of Redeemable Preferred Stock
             and Common Stockholders' Equity (Deficit) - Nine
             months ended September 30, 1996                              8

            Notes to Consolidated Financial Statements                 9-15

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      16-20


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                            21

  Item 2.   Changes in Securities                                        21

  Item 4.   Submission of Matters to a Vote of Security Holders          21

  Item 6.   Exhibits and Reports on Form 8-K                             22


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.


                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                  December 31,  SEPTEMBER 30,
              ASSETS                                  1995          1996
                                                  ------------  -------------

Current assets:
  Restricted short-term investments               $   -          $  1,180
  Notes and accounts receivable                     31,363         40,795
  Inventories                                       35,631         29,671
  Deferred income taxes                              3,685          9,298
  Prepaid expenses                                   2,026          1,594
                                                  --------       --------


     Total current assets                           72,705         82,538
                                                  --------       --------


Property, plant and equipment                      245,759        254,608
Less accumulated depreciation                      159,323        168,370
                                                  --------       --------


     Net property, plant and equipment              86,436         86,238
                                                  --------       --------


Other assets:
  Restricted investments                             2,410          6,438
  Unrecognized pension obligation                    8,427           -


  Deferred income taxes                             24,485           -
  Prepaid pension                                     -           103,303
  Other                                              4,359          4,572
                                                  --------       --------


     Total other assets                             39,681        114,313
                                                  --------       --------


                                                  $198,822       $283,089
                                                  ========       ========





                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

                                                 December 31,  SEPTEMBER 30,
   LIABILITIES, REDEEMABLE PREFERRED STOCK AND       1995          1996
                                                 ------------  -------------
     COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current long-term debt       $ 18,750      $ 17,760


  Accounts payable                                 26,534        39,812
  Accounts payable to affiliates                       39            59
  Accrued pension cost                              7,170          -
  Accrued OPEB cost                                 7,776         8,719
  Other accrued liabilities                        19,297        31,704
                                                 --------      --------


     Total current liabilities                     79,566        98,054
                                                 --------      --------


Noncurrent liabilities:
  Long-term debt                                   11,195        17,852
  Accrued pension cost                             39,222          -
  Accrued OPEB cost                                97,868       100,946
  Negative goodwill                                  -            5,727
  Deferred income taxes                               453        11,495
  Other                                             8,011        14,816
                                                 --------      --------


     Total noncurrent liabilities                 156,749       150,836
                                                 --------      --------


Redeemable preferred stock                           -            5,100
                                                 --------      --------


Common stockholders' equity (deficit):
  Common stock                                      6,362         9,916
  Additional paid-in capital                       20,013        46,329
  Accumulated deficit                             (27,599)      (27,134)
  Net pension liabilities adjustment              (36,257)         -
  Treasury stock, at cost                             (12)          (12)
                                                 --------      --------


     Total common stockholders' equity (deficit)  (37,493)       29,099
                                                 --------      --------


                                                 $198,822      $283,089
                                                 ========      ========




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                    Three months ended    Nine months ended
                                       September 30,        September 30,
                                    ------------------   -------------------

                                      1995       1996      1995       1996
                                      ----       ----      ----       ----

Revenues and other income:
  Net sales                         $82,921   $82,703   $269,171  $252,821
  Other, net                             37       151        361       337
                                    -------   -------   --------  --------

                                     82,958    82,854    269,532   253,158
                                    -------   -------   --------  --------


Costs and expenses:


  Cost of goods sold                 76,382    74,531    243,886   232,206
  Selling                             1,089       992      3,452     2,998
  General and administrative          3,346     5,197     13,243    14,493
  Interest                              886       808      2,520     2,677
                                    -------   -------   --------  --------


                                     81,703    81,528    263,101   252,374
                                    -------   -------   --------  --------


      Income before income taxes      1,255     1,326      6,431       784

Provision for income taxes              496       534      2,541       319
                                    -------   -------   --------  --------


      Net income                    $   759   $   792   $  3,890  $    465
                                    =======   =======   ========  ========

Income per common and common
 equivalent share                   $   .14   $   .14   $    .69  $    .08
                                    =======   =======   ========  ========

Weighted average common and common
 equivalent shares outstanding        5,661                5,654     5,682
                                    -------             --------  --------

                                                5,690
                                    -------   =======   --------  --------



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES



                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         Nine months ended
                                                           September 30,
                                                        -------------------

                                                          1995        1996
                                                          ----        ----

Cash flows from operating activities:
  Net income                                          $  3,890    $    465
  Depreciation                                           9,689     10,530
  Deferred income taxes                                    855     (2,271)
  Other, net                                               301       1,075
                                                      --------    --------

                                                        14,735      9,799
  Change in assets and liabilities:
    Notes and accounts receivable                        1,758     (7,754)
    Inventories                                          3,038      5,564
    Accounts payable                                    (8,441)     1,960
    Accrued pension cost                                (8,724)    (4,871)
    Other, net                                            (886))       864
                                                      ---------   --------


      Net cash provided by operating activities          1,480       5,562
                                                      --------    --------


Cash flows from investing activities:
  Capital expenditures                                 (11,951)   (10,423)
  Merger costs                                            -          (935)
  Other, net                                               812         129
                                                      --------    --------




      Net cash used by investing activities            (11,139)    (11,229)
                                                      --------    --------


Cash flows from financing activities:
  Revolving credit facility, net                        12,940       (458)
  Other notes payable and long-term debt:
    Additions                                               81      9,461
    Principal payments                                  (3,364)    (3,336)
  Common stock issued, net                                   2        -
                                                      --------    --------


      Net cash provided by financing activities          9,659       5,667
                                                      --------    --------


Net change in cash and cash equivalents                   -          -

Cash and cash equivalents, beginning of period            -           -
                                                      --------    --------


Cash and cash equivalents, end of period              $   -       $   -
                                                      ========    ========


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)


                                                          Nine months ended
                                                            September 30,
                                                         -------------------

                                                          1995        1996
                                                          ----        ----

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized               $  2,826    $  3,031
    Income taxes                                         1,181        991

  Common stock contributed to employee benefit plan   $    597    $    522

  Business combination:
    Net assets consolidated:
      Noncash assets                                  $   -       $101,981
      Liabilities                                         -       (60,906)
      Negative goodwill                                   -         (5,727)
                                                      --------    --------

                                                          -        35,348
    Redeemable preferred stock issued, including
     accumulated unpaid dividends                           -       (5,100)
    Common stock issued                                   -        (29,313)
                                                      --------    --------


      Cash paid                                       $   -       $    935
                                                      ========    ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES



              CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK
                   AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)

                      Nine months ended September 30, 1996

                                 (In thousands)




                                                                Redeemable
                                                                preferred
                                                                  stock
                                                                ---------

[S]                                                               [C]
Balance at
 December 31, 1995                                                $ -

Net income                                                          -

Issuance of stock:
  Merger                                                           5,100
  Other                                                             -

Pension adjustment, net                                             -

Merger of pension
 plans, net
                                                                    -
                                                                  ------



Balance at
 September 30, 1996                                               $5,100
                                                                  ======




                                    Common stockholders' equity (deficit)
                       ---------------------------------------------------------------------

                                                                               Total common
                              Additional                Net pension           stockholders'
                      Common    paid-in    Accumulated  liabilities  Treasury     equity
                       stock    capital      deficit    adjustment     stock    (deficit)
                      ------   ---------   -----------  -----------  -------- -------------

Balance at
 December 31, 1995    $6,362     $20,013    $(27,599)    $(36,257)    $ (12)    $(37,493)

Net income              -           -            465         -          -            465

Issuance of stock:
  Merger               3,500      25,813        -            -          -         29,313
  Other                   54         503        -            -          -            557

Pension adjustment,
 net                    -           -           -           3,554       -          3,554


Merger of pension
 plans, net
                        -           -           -          32,703       -         32,703
                      ------     -------    --------     --------     -----     --------



Balance at
 September 30, 1996   $9,916     $46,329    $(27,134)    $   -        $ (12)    $ 29,099
                      ======     =======    ========     ========     =====     ========



             KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

    Prior to September 27, 1996, Keystone Consolidated Industries, Inc. (the
"Company" or "Keystone") was a majority-owned subsidiary of Contran Corporation
("Contran").  On September 27, 1996, the Company acquired DeSoto, Inc.
("DeSoto") in a merger transaction and, as a result, Contran's ownership in the Company was reduced to 41%. See Note 2. Contran may continue to be deemed to control Keystone.

    The consolidated balance sheet at December 31, 1995 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1996 and the consolidated statements of operations and cash flows for the interim periods ended September 30, 1995 and 1996, and the consolidated statement of redeemable preferred stock and stockholders' equity (deficit) for the interim period ended September 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

    Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's
Annual Report on Form 10-K for the year ended December 31, 1995 (the "Annual
Report") and the Company's Joint Proxy Statement and Prospectus dated August 23,
1996 related to the DeSoto merger (the "Joint Proxy Statement").

Note 2 - Merger:

     On September 27, 1996, the stockholders of Keystone and DeSoto approved the merger of the two companies (the "Merger"), in which DeSoto became a wholly-owned subsidiary of Keystone. DeSoto manufactures household cleaning products including powdered and liquid laundry detergents and performs contract manufacturing and packaging of household cleaning products. Keystone issued approximately 3.5 million shares of its common stock (approximately $29.3 million at the $8.375 per share market price on September 27, 1996) and 435,458 shares of Keystone preferred stock ($3.5 million redemption value beginning on July 21, 1997 plus $1.6 million in accumulated, unpaid dividends) in exchange for all of the outstanding common stock and preferred stock, respectively, of


DeSoto. Each DeSoto common stockholder received .7465 of a share of Keystone common stock for each share of DeSoto common stock.

     In connection with the Merger, Keystone assumed certain options to purchase
DeSoto common stock and converted them to options to acquire approximately
139,000 shares of Keystone common stock at a price of $5.86 to $13.56 per share.
Keystone also assumed certain DeSoto warrants giving holders the right to acquire the equivalent of 447,900 shares of Keystone common stock at a price of $9.38 per share.

     Simultaneous with the Merger, Keystone's three underfunded defined benefit pension plans were merged with and into DeSoto's overfunded defined benefit pension plan, which resulted in an overfunded plan for financial reporting purposes. See Note 6.

     Pursuant to the Merger Agreement, Keystone was obligated to, and has caused
DeSoto to pay, approximately $5.9 million in October 1996 to certain of DeSoto's trade creditors who are parties to a trade composition agreement with DeSoto, and DeSoto will pay an additional $1.4 million, plus interest at 8%, to such trade creditors within one year of the Merger. Additionally, Keystone was obligated to immediately pay to the holders of DeSoto preferred stock approximately $1.6 million in accumulated, unpaid dividends, which amounts were also paid in October 1996. See Note 8.

     As a result of these and other transactions related to the Merger, Keystone required additional funding from its primary lender. In order to obtain such additional funds, Keystone received the consent of the Pension Benefit Guaranty
Corporation (the "PBGC") to increase Keystone's allowable borrowings by $20 million upon consummation of the Merger and the merger of the Keystone defined benefit pension plans with and into the DeSoto defined benefit pension plan.


The PBGC's consent was required due to prior agreements with the PBGC whereby the PBGC and Keystone agreed to certain borrowing restrictions. See Note 4.

    Keystone accounted for the Merger by the purchase method of accounting and, accordingly, DeSoto's results of operations and cash flows will be included in the Company's consolidated financial statements subsequent to the Merger. The purchase price has been allocated to the individual assets acquired and liabilities assumed of DeSoto based upon preliminary estimated fair values. The actual allocation of the purchase price may be different from the preliminary allocation due to adjustments in the purchase price and refinements in estimates of the fair values of the net assets acquired. Negative goodwill resulting from the Merger will be amortized on the straight-line basis over 20 years.

    The following pro forma financial information has been prepared assuming the Merger and the subsequent merger of the defined benefit pension plans occurred as of January 1, 1995. The pro forma financial information also reflects adjustments to assume that (i) the April 1996 sale of DeSoto's Union City, California business, and (ii) the 1995 sales of DeSoto's businesses in Thornton and South Holland, Illinois had occurred on December 31, 1994. The pro forma financial information is not necessarily indicative of actual results had the transactions occurred at the beginning of the periods, nor do they purport to represent results of future operations of the merged companies.



                                                        Nine months ended
                                                          September 30,
                                                       -------------------

                                                       1995          1996
                                                       ----          ----

                                                           (Unaudited)


                                                    (In millions, except per
                                                           share data)
Revenues and other income                             $283.9        $264.8
Net income                                            $  7.0        $   .1
Net income (loss) available to common stockholders    $  6.7        $ (.3)
Net income (loss) per Keystone common share           $  .72        $(.03)

Note 3 - Inventories:

    Inventories are stated at the lower of cost or market. At September 30, 1996, the last-in, first-out ("LIFO") method is used to determine the cost of approximately three-fourths of total inventories and the first-in, first-out or average cost methods are used to determine the cost of other inventories.


                                                 December 31,   SEPTEMBER 30,
                                                     1995           1996
                                                 ------------   -------------

                                                       (In thousands)
Raw materials                                    $12,669        $12,243
Work in process                                   13,825         11,638
Finished products                                 10,258          8,743
Supplies                                          13,552         12,241
                                                 -------        -------

                                                  50,304         44,865
Less LIFO reserve                                 14,673         15,194
                                                 -------        -------


                                                 $35,631        $29,671
                                                 =======        =======

Note 4 - Notes payable and long-term debt:

                                                 December 31,  SEPTEMBER 30,
                                                     1995          1996
                                                 ------------  -------------

                                                       (In thousands)
Commercial credit agreements:
  Revolving credit facility                        $14,561       $14,103
  Term loan                                         13,050        19,999
Other                                                2,334         1,510
                                                   -------       -------

                                                    29,945        35,612


  Less current maturities                           18,750        17,760
                                                   -------       -------


                                                   $11,195       $17,852
                                                   =======       =======


    In connection with the Merger, Keystone's revolving credit facility was amended and increased from $35 million to $55 million. See Note 2. In addition, Keystone's term loan was increased from $10.5 million to $20 million, and the proceeds therefrom were used to reduce the revolving credit facility. The revolving credit facility, as amended, is collateralized primarily by the Company's trade receivables and inventories, bears interest at 1% over the prime rate and matures December 31, 1999. The effective interest rate at September 30, 1996 was 9.25%. The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of out-standing letters of credit. Additional borrowings available were $35.5 million at September 30, 1996. This credit facility requires the Company's daily cash receipts to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances.

    The Company's term loan, as amended, bears interest at the prime rate plus 1%, and is due in monthly installments of $.3 million plus accrued interest, through November 1999, with one final installment of the remaining principal and interest on December 31, 1999. The term loan is with the same financial institution that provides the Company's revolving credit facility and requires compliance with the restrictive covenants, security agreement and certain other terms of the revolving credit facility, and is further collateralized by the Company's property, plant and equipment. The term loan becomes due and payable if the Company's revolving credit facility is terminated.


    The Company's credit agreements contain restrictive covenants including certain minimum working capital and net worth requirements and a prohibition against the payment of dividends on Keystone common stock without lender consent.

Note 5 - Income taxes:

     The differences between the provision for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% are presented in the following table.

                                                        Nine months ended
                                                           September 30,
                                                      ---------------------

                                                         1995        1996
                                                         ----        ----

                                                          (In thousands)
Expected tax expense, at statutory rates               $ 2,251    $   274
Impact of elimination of the pension liabilities
 adjustment component of stockholders' equity             -         8,509
Reduction of deferred income tax asset valuation
 allowance                                                -        (8,500)
U.S. state income taxes and other, net                     290         36
                                                       -------    -------


                                                       $ 2,541    $   319
                                                       =======    =======



     The $8.5 million impact of elimination of the pension liabilities adjustment component of stockholders' equity arises primarily because of the adoption of Statement of Financial Accounting Standards No. 109 in 1992, when the initial recognition of a deferred income tax asset related to the Company's accrued pension cost was recognized in earnings as part of the cumulative effect of change in accounting principle.

     As a result of the merger of the defined benefit pension plans and the elimination of the Company's accrued pension cost, Keystone reduced its deferred income tax asset valuation allowance by $8.5 million during the third quarter of 1996. The net deferred tax asset valuation allowance amounted to $30 million and $21.5 million at December 31, 1995 and September 30, 1996, respectively.

Note 6 - Pension plans:

    Simultaneous with the Merger, Keystone's three underfunded defined benefit pension plans were merged with and into DeSoto's overfunded defined benefit pension plan resulting in an overfunded plan for financial reporting purposes. As a result, Keystone's unrecognized pension obligation asset, additional minimum pension liability and pension liabilities adjustment component of stockholders' equity were eliminated.

    The following table sets forth the estimated funded status of the Company's defined benefit pension plan at September 30, 1996.

                                                           September 30, 1996
                                                           ------------------

                                                             (In thousands)
Plan assets at fair value                                       $313,610


Projected benefit obligation                                     263,658
                                                                --------


Plan assets in excess of projected benefit obligation             49,952

Unrecognized net loss from experience different from
 actuarial assumptions                                            46,343
Unrecognized net obligation                                        7,008
                                                                --------


  Prepaid pension cost                                          $103,303
                                                                ========

    During the mid 1980's, Keystone received permission from the Internal Revenue Service to defer certain annual pension plan contributions. Such deferred amounts were payable to the plans, with interest, over a 15 year period. Due to the merger of the pension plans, the Company will no longer be required to make these deferred contributions provided the Plan maintains a specified funded status.


Note 7 - Other accrued liabilities:

                                                December 31,    September 30,
                                                    1995             1996
                                                ------------    -------------

                                                       (In thousands)
Current:
  Salary, wages, vacations and other
    employee expenses                             $ 9,342         $11,155
  Environmental                                     4,111           6,637
  Accrued excise tax and related interest           1,033            -
  Accrued restructuring costs                        -              5,414
  Other                                             4,811           8,498
                                                  -------         -------


                                                  $19,297         $31,704
                                                  =======         =======

Noncurrent:


  Environmental                                   $ 6,677         $11,113
  Other                                             1,334           3,703
                                                  -------         -------


                                                  $ 8,011         $14,816
                                                  =======         =======



    Accrued restructuring costs at September 30, 1996 relate primarily to the closure or disposition of former DeSoto businesses.

Note 8 - Redeemable preferred stock:

    In connection with the Merger, Keystone issued 435,458 shares of Keystone Series A Senior Preferred Stock for all of the outstanding preferred stock of DeSoto. The preferred stock may be redeemed by Keystone, in whole or, from time to time, in part, at a cash redemption price equal to $8.0375 per share (or an aggregate of $3.5 million) plus all accrued but unpaid dividends thereon, whether or not earned or declared (the "Liquidation Preference"), at any time after July 21, 1997 or at certain other times. Dividends are payable to holders of the preferred stock quarterly, at the rate of 8% of the Liquidation Preference. If such dividends are in arrears for four quarterly periods, dividends for any subsequent quarterly periods are payable to holders of the preferred stock at the rate of 10% of the Liquidation Preference. Redeemable preferred stock at September 30, 1996 includes $1.6 million of cumulative unpaid dividends which were subsequently paid in October 1996.

    Holders of the preferred stock are entitled to one vote for each share of such stock voting together as one class with holders of Keystone's common stock. If the accrued dividends for two or more quarterly dividend periods shall not have been paid to holders of any shares of the Company's preferred stock, holders of a majority of such stock shall have the exclusive right, voting as a separate class, to elect two directors of Keystone.


Note 9 - Contingencies:

     Environmental matters. As discussed in the Annual Report, the Company is involved in the closure of inactive waste disposal units at its facility in Peoria, Illinois. In addition, the Company is subject to federal and state "Superfund" legislation at three sites involving cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. The Company has accrued its estimated costs related to these issues. The Company believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the "Superfund" sites and has recorded receivables for the estimated insurance recoveries. There was no significant change in the status of these environmental matters during the first nine months of 1996.

     As reported in the Joint Proxy Statement, DeSoto has been identified by government authorities as one of the parties responsible for the cleanup costs of waste disposal sites, many of which are "Superfund" sites, and for alleged contamination. In addition, damages are being claimed against DeSoto in private actions for alleged personal injury or property damage in the case of certain other waste disposal sites. The Company has deposited funds in restricted cash accounts in connection with certain of the Company's environmental liabilities. These deposits are shown as restricted investments on the accompanying balance sheet. DeSoto has access, under certain conditions, to a portion of these restricted investments for any expenses or liabilities incurred by DeSoto regarding certain sites. As such, a portion of these restricted investments are shown as a current asset on the accompanying consolidated balance sheet to the extent they relate to sites for which the Company has recognized a current accrued environmental liability.


     For additional information related to commitments and contingencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Annual Report and the Joint Proxy Statement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------


RESULTS OF OPERATIONS:

    The Company's principal operations are the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets. Historically, the Company has experienced greater sales and profits during the first half of the year due to the seasonality of sales in principal wire products markets, including the agricultural and construction markets. As discussed in Note 2 to the Consolidated Financial Statements, on September 27, 1996, the Company acquired DeSoto, and DeSoto became a wholly-owned subsidiary of Keystone. DeSoto manufactures household cleaning products including powdered and liquid laundry detergents and performs contract manufacturing and packaging of household cleaning products. On a pro forma basis, the DeSoto operations would have added $14.4 million and $11.6 million to the consolidated revenues of the Company during the nine month periods ended September 30, 1995 and 1996, respectively.

    The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts including, but not limited to, statements found in this Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations, are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward looking statements include, but are not limited to, cost of raw materials, future supply and demand for the Company's products (including seasonality thereof), general economic conditions, competitive products and substitute products, customers and competitor strategies, the impact of price and production decisions, environmental matters, government regulations and possible changes therein, and the ultimate resolution of pending litigation and possible future litigation as discussed in this Quarterly Report and the Annual Report, including, without limitation, the section referenced above.

    During the third quarter of 1996, billet production at the Company's steel mill in Peoria, Illinois of 172,000 tons increased 11% from production in the comparable 1995 period. This increase was primarily a result of down-time associated with equipment repairs and electrical power refusals and interruptions during the 1995 third quarter. The Company purchases electrical energy from a regulated utility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power during periods of peak demand. Billet production of 481,000 tons for the first nine months of 1996 approximated that of the comparable 1995 period as the increased production in the third quarter of 1996 was offset by lower production levels during the first quarter of 1996 due to start-up problems in January 1996 following the annual maintenance shut-down and abnormally cold weather.

    The Company's billet production capacity is less than its rod production capacity, and as such, the Company periodically purchases billets from other manufacturers to increase the utilization of its Peoria rod mill and thus assure the Company's ability to meet customer orders. The decision to purchase billets depends on billet prices, product demand and other market conditions. The Company purchased 36,000 tons of billets during the first nine months of 1996 compared to 56,000 tons in the first nine months of 1995. The Company currently anticipates purchasing 11,000 tons of billets during the remainder of 1996 whereas 5,000 tons were purchased during the last quarter of 1995.

    Rod production during the third quarter of 1996 was 179,000 tons, up 22% from the 1995 third quarter. This third quarter increase was primarily a result of lower billet production and purchases as well as power refusals and interruptions during the 1995 period. Rod production of 516,000 tons during the first nine months of 1996 was 3% higher than in the comparable 1995 period as elimination of the third quarter 1995 production problems was partially offset primarily by unscheduled downtime due to the 1996 first quarter start-up and weather problems and rod mill equipment failures.

    Net sales for the third quarter of 1996 approximated those of the comparable 1995 quarter as a 3% decline in average selling prices offset a 2% increase in tons sold. Tons of rod and wire sold each increased 4% to 75,000 tons and 43,000 tons, respectively, while tons of wire products sold declined 2% to 55,000 tons. Rod, wire and wire products per ton selling prices declined during the third quarter of 1996 approximately 4%, 2% and 1%, respectively, from the per ton selling prices during the same quarter in 1995. Wire and wire products are sold at higher per ton selling prices than rod.

    Net sales for the first nine months of 1996 declined $16.4 million, or 6% from the comparable 1995 period. Sales were adversely impacted by a decline in per ton selling prices for rod, wire and wire products of 10%, 4% and 3%, respectively. Total tons of product sold during the first nine months of 1996 approximated those of the comparable 1995 period as tons of rod sold increased 10% to 232,000 tons while tons of wire and wire products sold decreased by 1% and 12%, respectively, to 122,000 tons and 294,000 tons, respectively.

    Although total sales tonnage in the third quarter of 1996 increased over the comparable 1995 period, sales tonnage for the first nine months of 1996 only approximated the 1995 nine-month period. The Company believes this was a result of several factors, occurring primarily in the 1996 first quarter, including customers adjusting inventory levels, new capacity from U.S. competitors and increased imports due to market weaknesses in other parts of the world. The Company also believes these pressures softened somewhat in the second and third quarters of 1996 as evidenced by a 7% year-to-year increase in order backlog at September 30, 1996 (as compared to a 38% year-to-year decline in order backlog at March 31, 1996). The Company currently expects 1996 fourth quarter revenues to increase over those of the 1995 fourth quarter with higher sales tonnage being partially offset by lower overall sales prices.

    Gross profit was $8.2 million for the third quarter of 1996, an increase of $1.7 million from the comparable 1995 period, as the gross profit margin increased to 9.9% from 7.9%. This increase is primarily the result of lower costs for scrap steel, the Company's primary raw material, more than offsetting lower selling prices and increased rod conversion costs. Conversely, gross profit of $20.6 million for the first nine months of 1996 was $4.7 million lower than the same 1995 period as year-to-date gross profit margins decreased to 8.2% from 9.4%. This decrease is primarily the result of lower selling prices and a 9% year-to-year increase in rod conversion costs caused, in part, by the 1996 first quarter start-up problems, unscheduled downtime and rod mill equipment failures as well as a 27% year-to-year increase in the cost of natural gas. Scrap steel prices were approximately 2% lower during the third quarter of 1996 as compared to the same 1995 period, while scrap costs during the first nine months of 1996 approximated those of the same 1995 period. Scrap steel costs are currently expected to decline from current levels during the last quarter of 1996.

    Selling expenses, as a percentage of net sales, approximated 1995 levels during the respective 1996 periods. General and administrative expenses, as a percentage of net sales, increased to 6% in the third quarter of 1996 as compared to 4% in the comparable 1995 period primarily as a result of increased environmental and employee related expenses. General and administrative expenses for the first nine months, as a percentage of net sales, increased to 6% from 5% between the 1995 and 1996 periods also primarily as a result of increased environmental and employee related expenses as well as increased insurance costs and costs incurred in connection with a possible joint venture related to recovery of zinc and other metals from electric arc furnace dust. Discussions with the potential joint venture partner were discontinued and the incurred costs were charged to expense. Interest expense in the 1996 periods approximated the 1995 periods as lower interest rates were offset by increased borrowings under the Company's revolving credit facility.

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

    At September 30, 1996, the Company had a working capital deficit of $15.5 million. Notes payable and current long-term debt, deductions in the computation of working capital, aggregated $17.8 million, and included outstanding borrowings of $14.1 million under the Company's $55 million revolving credit facility. The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit, and additional borrowings available were $35.5 million at September 30, 1996. The Company's daily cash receipts are required to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances. Borrowings under the revolving credit facility mature December 31, 1999.

    Capital expenditures during the first nine months of 1996 amounted to $10.4 million and are currently estimated to approximate $15 million for the full year. The Company's capital expenditures for the years 1995 and 1996 are relatively high, as compared to levels of the six preceding years, due to modernization and expansion of the Company production facilities as well as a new management information system at the Company's Peoria facility.

    During the first nine months of 1996, the Company's pension plans had an investment return of approximately 14.2% (an annualized rate of approximately 18.9%). This rate of return exceeds the actuarially assumed annual rate of return of 10% and, as a result, reduced the Company's pre-merger pension liability and pension liabilities adjustment component of stockholders' equity. At September 30, 1996, approximately 49% of the Company's pension plan's assets are invested in a collective investment trust (the "Collective Trust") for Contran and its affiliates (prior to the Merger, significantly all of the plan assets were invested in the Collective Trust). At September 30, 1996, approximately one-fourth of the Collective Trust's assets relate to a single security. This security has increased in value by approximately 26% since December 31, 1995 and, as such, was a significant factor in the 14.2% overall return for the first nine months of 1996. Variances from actuarial assumptions, including the rate of return on pension plan assets and discount rate, will result in increases or decreases in prepaid pension costs, deferred taxes, pension expense and funding requirements in future periods.

    The merger of Keystone's underfunded defined benefit pension plans with and into DeSoto's overfunded defined benefit pension plan following the Merger is expected to result in lower pension contributions and pension expense than Keystone has historically experienced. The anticipated increase in cash flows due to lower pension contributions is expected to eventually more than offset the cash payments to be made as a result of the Merger. Pension contributions during the first nine months of 1996 amounted to $9.7 million. No further contributions will be required during 1996.

    As discussed in Note 2 to the Consolidated Financial Statements, pursuant to the terms of the Merger, Keystone was obligated to, and has caused DeSoto to pay, approximately $5.9 million in October 1996 to certain of DeSoto's trade creditors. In addition, Keystone was required to, and paid in October 1996, the holders of DeSoto's preferred stock all dividend arrearages (approximately $1.6 million). Although the Company has obtained a $20 million increase, to $55 million, in its revolving credit facility, the availability of borrowings under this agreement will likely be limited to a lower amount due to certain borrowing base limitations. As a result of the Merger related transactions and lower than expected sales and earnings during the first nine months of 1996, Keystone will likely experience borrowing constraints in the short-term and may need to seek additional increases in its borrowing base limitations during the first quarter of 1997 to provide additional liquidity.

    Management's budget, as revised to consider the Merger and related transactions, provides for sufficient cash flows from operations and financing activities to meet its anticipated operating needs for 1997. This budget is based upon management's assessment of various financial and operational factors including, but not limited to, assumptions relating to product shipments, product mix and selling prices; production schedules; productivity rates; raw materials, electricity, labor, employee benefit and other fixed and variable costs; working capital requirements; interest rates; repayments of long-term debt; capital expenditures; and borrowing base limitations and resulting availability under the Company's credit facilities. However, any significant decline in the Company's markets, market share or selling prices, any inability to maintain satisfactory billet and rod production levels, any significant increase in the cost of scrap steel, or any other significant unanticipated costs, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing. Additionally, potential liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes beyond present accruals, or any significant increase in the cost of providing medical coverage to active and retired employees, could have a material adverse affect on the future liquidity, financial condition or results of operations of the Company.

PART II.

ITEM 1. Legal Proceedings
        -----------------


    Reference is made to disclosure provided under the caption "Current litigation" in Note 13 to the Consolidated Financial Statements included in the Annual Report.

    Note 9 to the Consolidated Financial Statements is incorporated herein by reference.

PART III.

ITEM 2.  Changes in securities
         ---------------------


    In connection with the Merger, Keystone designated and issued 440,000 and 435,458 shares, respectively, of Series A Senior Preferred Stock. Such preferred stock has liquidation and dividend rights senior to Keystone's common stock.


    Notes 2 and 8 to the Consolidated Financial Statements are incorporated herein by reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------


    On September 27, 1996 a special meeting of the stockholders of Keystone was held for the purpose of voting upon a proposal to approve the issuance of Keystone common stock pursuant to an Agreement and Plan of Reorganization dated as of June 26, 1996 between Keystone and DeSoto (the "Agreement").

    Results of voting at the special meeting are detailed below (5,686,424 shares were issued, outstanding and entitled to vote at the meeting).

          For                           4,507,575
          Withheld                         23,159
          Abstained                         8,557
                                        ---------


                                        4,539,291
                                        =========

    After approval by the Keystone stockholders and the DeSoto stockholders at a similar meeting, the merger was consummated on September 27, 1996.

    Pursuant to the Agreement, the Keystone Board of Directors was expanded to include William Spier and William P. Lyons, two directors of DeSoto, upon consummation of the merger.


ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------


(a) The following exhibits are included herein:

   2.1 Agreement and Plan of Reorganization, dated as of June 26, 1996, between Registrant and DeSoto, Inc. (Incorporated by reference to Exhibit 2.1 of Registrant's Registration Statement on Form S-4 (Registration No. 333-09117)).

   10.1 First Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of September 27, 1996 between Registrant and Congress Financial Corporation (Central).

   10.2 First Amendment to Term Loan and Security Agreement dated as of September 27, 1996 between Registrant and Congress Financial Corporation (Central).

   10.3 Preferred Stockholder Waiver and Consent Agreement between Registrant, Coatings Group, Inc., Asgard, Ltd. and Parkway M&A Capital Corporation, (collectively, the "Sutton Entities") dated June 26, 1996. (Incorporated by reference to Exhibit 10.7 of Registrant's Registration Statement on Form S-4 (Registration No. 333-09117)).

   10.4 Warrant Conversion Agreement between the Sutton Entities and Registrant dated June 26, 1996. (Incorporated by reference to Exhibit 10.9 of Registrant's Registration Statement on Form S-4 (Registration No. 333-09117)).

   10.5 Stockholders Agreement by and Among Registrant, the Sutton Entities, DeSoto and Contran, dated June 26, 1996. (Incorporated by reference to


        Exhibit 10.10 of Registrant's Registration Statement on Form S-4 (Registration No. 333-09117)).

   27.1 Financial Data Schedule for the nine month period ended September 30, 1996.

(b) Reports on Form 8-K filed during the quarter ended September 30, 1996:

    A current report on Form 8-K, dated as of September 27, 1996, was filed to report under Item 2 that the Company had merged with DeSoto, Inc.

                              S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Keystone Consolidated Industries, Inc.
                               --------------------------------------

                                        (Registrant)


Date:  November 14, 1996       By /s/Harold M. Curdy
                                 -------------------------------------

                                     Harold M. Curdy
                                     Vice President - Finance/Treasurer
                                 (Principal Financial Officer)


Date:  November 14, 1996       By /s/Bert E. Downing, Jr.
                                 -------------------------------------

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

                               Keystone Consolidated Industries, Inc.
                               --------------------------------------

                                       (Registrant)


Date:  November 14, 1996       By
                                  -----------------------------------
                                  Harold M. Curdy
                                  Vice President - Finance/Treasurer
                                  (Principal Financial Officer)




Date:  November 14, 1996       By
                                  -----------------------------------
                                  Bert E. Downing, Jr.
                                  Corporate Controller
                                  (Principal Accounting Officer)