Form 10-K
period 1996-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1997-04-15
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

     ACT OF 1934 - For the fiscal year ended December 31, 1996


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20 , 1997, 9,260,165 shares of common stock were outstanding. The aggregate market value of the 5,456,056 shares of voting stock held by nonaffiliates of the Registrant, as of such date, was approximately $48.4 million.

     DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.
PART I

ITEM 1. BUSINESS.

GENERAL

     Keystone Consolidated Industries, Inc. ("Keystone") or the ("Company") is a leading manufacturer of steel fabricated wire products and industrial wire for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets. The Company believes it is the second largest manufacturer of fabricated wire products and industrial wire in the United States based on tons produced (381,000 in 1996). The Company is vertically integrated, converting substantially all of its fabricated wire products and industrial wire from carbon steel rod produced in its steel mini-mill. During 1996, approximately 71% of the Company's net sales were generated from sales of fabricated wire products and industrial wire with substantially all of the balance generated from sales of rod not used in the Company's downstream operations. Moreover, management believes that Keystone's downstream fabricated wire products and industrial wire businesses better insulate it from the effects of rod imports and increases in domestic rod production capacity as compared with non-integrated rod producers. In 1996, the Company had net sales of $331 million.

     The Company's fabricated wire products, which comprised 49% of its 1996 net sales, include fencing, barbed wire, welded and woven hardware cloth and nails. These products are sold to agricultural, construction, industrial, consumer do-it-yourself and other end user markets. The Company serves these markets through distributors, merchandisers and consumer do-it-yourself chains. A significant proportion of these products are sold to agricultural, consumer do-it-yourself and other end user markets which in management's opinion are typically less cyclical than many steel consuming end-use markets such as the automotive, construction, appliance and machinery manufacturing industries. The Company believes it has developed a leading competitive position in these less cyclical markets by offering a breadth of diverse products enabling customers to source from one provider. Management believes the Company's ability to service these customers with a breadth of fabricated wire products through multiple production and distribution locations provides it a competitive advantage in accessing important channels to rapidly growing markets. Approximately 75% of the Company's fabricated wire products revenues are generated by sales under the RED BRAND(R) trademark, a widely recognized brand name in the agricultural and construction fencing marketplaces for more than 50 years.

     The Company sells industrial wire, an intermediary product used in the manufacture of fabricated wire products, to third parties who are generally not in competition with the Company. These include manufacturers and producers of nails, coat hangers, barbecue grills, air conditioners, tools, refrigerators and other appliances. In 1996, third party sales of industrial wire accounted for 23% of Company net sales. The Company also sells carbon steel rod into the open market which it is not able to consume in its downstream fabricated wire products and industrial wire operations. In 1996, open market sales of rod accounted for 28% of Company net sales. Of these rod sales, approximately 11% were to Engineered Wire Products, Inc. ("EWP"), a fabricated wire products company of which Keystone owns a 20% equity interest and has an option to acquire the remaining 80%. See "Business -- Products, Markets and Distributions."
     Prior to September 1996, Keystone's cash flow was constrained due to large required annual contributions to the Company's underfunded defined benefit pension plans. To address the constraints placed upon the Company by these pension plan obligations, the Company acquired DeSoto, Inc. ("DeSoto") in September 1996 for $29.3 million (plus the assumption, through a subsidiary, of DeSoto's liabilities) in a stock-for-stock merger transaction and simultaneously merged the Keystone defined benefit pension plans with and into the DeSoto defined benefit pension plan. While DeSoto manufactures household cleaning products which generated 1996 pro forma revenues of $14.1 million, its principal asset was a pension plan that was overfunded for financial reporting purposes by approximately $91.2 million. As a result of the merger of the pension plans, the Company's resulting pension plan was overfunded for financial reporting purposes by $104.7 million at December 31, 1996. Management does not expect Keystone to be required to make contributions to its pension plan in 1997. Moreover, the Company's pension expense, which was $8.9 million, $8.7 million and $3.7 million in 1994, 1995, and 1996, respectively, is expected to become a credit for financial reporting purposes of approximately $3 million in 1997.
See Note 7 to the Consolidated Financial Statements.

     The Company is the successor to Keystone Steel & Wire Company, which was founded in 1889. In 1981, Contran Corporation ("Contran") acquired an interest in the Company and subsequently acquired a majority of the Company's outstanding capital stock. Substantially all of the outstanding voting stock of Contran is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. As a result of the acquisition of DeSoto, Contran's beneficial ownership of the Company was reduced to 41%. However, the Company may continue to be deemed to be controlled by Contran and Mr. Simmons.

     The statements in this Annual Report on Form 10-K relating to matters that are not historical facts including, but not limited to, statements found in this
Item 1 - "Business", in Item 3 - "Legal Proceedings", and in Item 7 - "Management's Discussion And Analysis Of Financial Condition And Results Of Operations", are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward looking statements include, but are not limited to, cost of raw materials, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, and the ultimate resolution of pending litigation and possible future litigation as discussed in this Annual Report, including, without limitation, the sections referenced above.


MANUFACTURING

     The Company's manufacturing operations consist of an electric arc furnace steel mill, referred to as a mini-mill, a rod mill and five wire and wire product fabrication facilities. The manufacturing process commences in the Peoria, Illinois arc shop with scrap steel being loaded into one of two electric arc furnaces and converted into molten steel. The molten steel is then transferred by ladle into a six-strand continuous casting machine from which it emerges in five-inch square strands that are cut to predetermined lengths, referred to as billets. These billets, along with any billets purchased from outside suppliers, are then transferred to the adjoining rod mill.

     Upon entering the rod mill, the billets pass through a computer-controlled, multi-zone recuperative reheat furnace. The heated billets are fed into the rolling line, where they pass through various finishing stands during the rod production process. After rolling, the rod is coiled and cooled. After cooling, the coiled rod passes through inspection stations for metallurgical, surface and diameter checks. Finished coils are compacted and banded, and either transferred to the Company's other facilities for processing into wire, nails and other fabricated wire products or shipped to rod customers.

     While the Company does not maintain a significant "shelf" inventory of finished rod, it generally has on hand approximately a one-month supply of fabricated wire and wire products inventory which enables the Company to fill customer orders and respond to shifts in product demand.

PRODUCTS, MARKETS AND DISTRIBUTIONS

     The following table sets forth certain information with respect to the Company's steel and wire product mix in each of the last three years.

























                                                        YEAR ENDING DECEMBER 31,

                                      1994                  1995                  1996

                              PERCENT       PERCENT      PERCENT       PERCENT      PERCENT       PERCENT
                              OF TONS          OF        OF TONS          OF        OF TONS          OF
                              SHIPPED       SALES        SHIPPED       SALES        SHIPPED       SALES
PRODUCT

Fabricated wire
  products                       35.5%         50.6%         35.0%        49.8%         32.3%         48.7%
Industrial wire                  22.3          22.1          23.6         23.4          23.1          23.2
Carbon steel rod                 42.2          27.3          41.4         26.8          44.6          28.1

                                100.0%        100.0%        100.0%       100.0%        100.0%        100.0%














































      Fabricated Wire Products. The Company is one of the leading suppliers in the United States of agricultural fencing, barbed wire, stockade panels and a variety of welded and woven wire mesh, fabric and netting for agricultural, construction and industrial applications. The Company produces these products at its Peoria, Illinois, Sherman, Texas and Caldwell, Texas facilities. These products are distributed by the Company through farm supply distributors, hardlines merchandisers, building and industrial materials distributors and consumer do-it-yourself chains. Many of the Company's fencing and related wire products are marketed under the Company's RED BRAND(R) label. As part of its marketing strategy, the Company designs merchandise packaging, supportive product literature and point-of-purchase displays for marketing of many of these products to the retail consumer market. The Company also manufactures products for residential and commercial construction, including bulk, package and collated nails, rebar ty wire, stucco netting and reinforcing building fabric at its Peoria, Illinois, Sherman, Texas, Caldwell, Texas, Springdale, Arkansas and Hortonville, Wisconsin facilities. The primary customers for these products are construction contractors and building materials distributors. The Company sells approximately 35% of its nails through PrimeSource, Inc., one of the largest nail distributors in the United States, under PrimeSource's Grip-Rite(R) label.

     The Company believes that its fabricated wire products are less susceptible than industrial wire or rod to the cyclical nature of the steel business because the commodity-priced raw materials used in such products, such as scrap steel, represent a lower percentage of the total cost of such value-added products when compared to rod or other less value-added products.






The Company continuously evaluates opportunities to expand its downstream fabricated wire products operations. During 1994, the Company purchased a 20% stake in EWP, a joint venture with a manufacturer and distributor of wire mesh for use in highway and road construction. During 1996, 11% of Keystone's rod sales were to EWP. Keystone has the option to purchase the remaining 80% interest in EWP at fair market value during the five year period ending November 1999. Management believes EWP broadens its fabricated wire product offering and in the future may provide an opportunity to shift additional rod production to a higher margin, value added fabricated wire product.

      Industrial Wire. The Company is one of the largest manufacturers of industrial wire in the United States. At its Peoria, Illinois, Hortonville, Wisconsin, Sherman, Texas and Caldwell, Texas facilities, the Company produces custom-drawn industrial wire in a variety of gauges, finishes and packages for further consumption by the Company's fabricated wire products operations and for sale to industrial fabrication and original equipment manufacturer customers. The Company's drawn wire is used by customers in the production of a broad range of finished goods, including nails, coat hangers, barbecue grills, air conditioners, tools, refrigerators and other appliances. Management believes that with few exceptions, customers of its industrial wire are not generally in competition with the Company.

     Carbon Steel Rod. The Company produces low carbon steel rod at its rod mill located in Peoria, Illinois. Low carbon steel rod, with carbon content of up to 0.38%, is more easily shaped and formed than higher carbon rod and is suitable for a variety of applications where ease of forming is a consideration. In 1996, approximately 56% of the rod manufactured by the Company was used internally to produce wire and wire products at the Company's five wire fabrication facilities. The remainder of the Company's rod production was sold directly to producers of construction products, fabricated wire products and industrial wire, including products similar to those manufactured by the Company.

     Household Cleaning Products. The Company manufactures household cleaning products (primarily powdered and liquid laundry detergents) at its DeSoto facility located in Joliet, Illinois. For the period from the date of the DeSoto acquisition in September 1996 through December 31, 1996, DeSoto had net sales of $2.5 million. DeSoto manufactures most products on a make and ship basis, and, as such, overall levels of raw materials and finished goods inventories maintained by DeSoto are relatively nominal. Approximately 81% of DeSoto's household cleaning products sales from the date of the acquisition by Keystone through December 31, 1996 were to a single customer, Sears, Roebuck & Co. ("Sears"). Although the loss of Sears as a customer would have a material adverse effect on DeSoto's household cleaning products business, management believes such loss would not have a material adverse effect on the consolidated operations of the Company.

INDUSTRY AND COMPETITION

     The fabricated wire products, industrial wire and carbon steel rod industries in the United States are highly competitive and are comprised primarily of several large mini-mill rod producers, many small independent wire companies and a few large diversified rod and wire producers, such as the Company. Foreign steel and industrial wire producers also compete with the Company and other domestic producers. Competition in the fabricated wire product and wire markets is based primarily on price, delivery performance, product quality, service, and brand name preference. Since carbon steel rod is a commodity product, price is the primary competitive factor. While overall demand for the Company's fabricated wire products and industrial wire is influenced generally by cyclical changes in the United States economy, the diversity of end use markets and customers served by the Company somewhat mitigates the unfavorable effects occasioned by a downturn in any specific end use market.

     The domestic carbon steel rod industry experienced a consolidation of operations over the past decade, as large integrated steel producers disposed of or, to a significant degree, discontinued their carbon steel rod and wire operations. Some of this capacity was replaced by the capacity of domestic mini-mills and foreign producers. Worldwide overcapacity in the steel industry continues to exist and since the expiration of certain voluntary restraint agreements with certain foreign governments in March 1992, imports of wire rod and certain wire products have increased significantly.

     The Company competes with many small independent wire companies who purchase rod from domestic and foreign sources. The Company believes that its internal supply of steel rod and integration of fabricated wire products operations gives it a competitive advantage over non-integrated rod producers and wire companies.
     The Company believes its facilities are well located to serve markets throughout the continental United States, with principal markets located in the Midwestern and Southwestern regions. Close proximity to its customer base provides the Company with certain advantages over foreign and certain domestic competition including reduced shipping costs, improved customer service and shortened delivery times. The Company believes higher transportation costs and the lack of local distribution centers tends to limit foreign producers' penetration of the Company's principal fabricated wire products, industrial wire and rod markets, but there can be no assurance this will continue to be the case. The Company is implementing the initial phases of a direct order/inventory control information system that is designed to enhance its ability to serve high volume, retail customers. The Company believes this system, when fully implemented, will provide the Company with a competitive advantage in the service of its major retail customers.

RAW MATERIALS AND ENERGY

     The principal raw material used in the Company's operations is scrap steel. The Company's steel mill is located close to numerous sources of high density automobile, industrial and railroad scrap which currently is all readily available. The purchase of scrap steel is highly competitive and its price volatility is influenced by periodic shortages, freight costs, weather, and other conditions beyond the control of the Company. The cost of scrap can vary significantly and product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of large increases in scrap prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's manufacturing processes consume large amounts of energy in the form of electricity and natural gas. The Company purchases electrical energy for its Peoria facility from a regulated utility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power to the Company's manufacturing facilities during periods of peak demand. The utility has in the past refused or interrupted service to the Company resulting in decreased production and increased costs associated with the related downtime.


PATENTS AND TRADEMARKS

     The Company has registered the trademark RED BRAND(R) for field fence and related products. The RED BRAND(R) trademark, a registered mark of the Company and its predecessor for over half a century, has been widely advertised and enjoys high levels of recognition in its market. The Company also maintains other trademarks for various products which have been promoted in their respective markets.

EMPLOYMENT

     The Company currently employs approximately 1,900 people, of whom approximately 1,150 are represented by the Independent Steel Workers Alliance ("ISWA") at its Peoria, Illinois facilities and approximately 180 are represented by the International Association of Machinists and Aerospace Workers (Local 1570) ("IAMAW") at its Sherman, Texas facilities. The current collective bargaining agreement with the ISWA expires in May 1999. In March 1997, the Company entered into a new three year contract with the IAMAW. The Company believes its relationship with its employees are good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS AND ORDER BACKLOG

     The Company sells its products to customers in the agricultural, industrial, construction, commercial, original equipment manufacturer and retail markets primarily in the Midwestern and Southwestern regions of the United States. Customers vary considerably by product and management believes the Company's ability to offer a broad range of product provides it a competitive advantage in servicing the diverse needs of its customers.

     A listing of end-user markets by products follows:

PRODUCT                                         PRINCIPAL MARKETS SERVED

Fencing products                                Agricultural, construction, do-it-yourself
Wire mesh products                              Agricultural, construction
Nails                                           Construction, do-it-yourself
Industrial wire                                 Producers of fabricated wire products
Carbon steel rod                                Producers of industrial wire and
                                                 fabricated wire products


     Customers of the Company's industrial wire include manufacturers and producers of nails, coat hangers, barbecue grills, air conditioners, tools, refrigerators and other appliances. With few exceptions, these customers are generally not in competition with the Company. Customers of the Company's carbon steel rod include other downstream industrial wire and fabricated wire products companies including manufacturers of products similar to those manufactured by the Company.

     The Company's ten largest customers represented approximately 29%, 30% and 33% of the Company's net sales in 1994, 1995 and 1996, respectively, and no single customer accounted for more than 7% of the Company's net sales during each of 1994, 1995 or 1996. The Company's fabricated wire products, industrial wire and rod business is not dependent upon a single customer or a few customers, the loss of any one, or a few, of which would have a material adverse effect on its business.

     The Company's backlog of unfilled cancelable fabricated wire products, industrial wire and rod purchase orders, for delivery generally within three months, approximated $30 million at December 31, 1995 and $23 million at December 31, 1996, respectively. The Company does not believe that backlog is a significant factor in its business.

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

     The Company believes its current operating facilities are in material compliance with all presently applicable federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

     Environmental legislation and regulations have changed rapidly in recent years and the Company may be subject to increasingly stringent environmental standards in the future. The Company currently does not expect capital expenditures related to environmental matters during the near future to be significant.

     Information in Note 15 to the Consolidated Financial Statements is incorporated herein by reference.

ITEM 2. PROPERTIES.

     The Company's principal executive offices are located in approximately 3,200 square feet of leased space at 5430 LBJ Freeway, Dallas, Texas 75240-2697.

     The Company's fabricated wire products, industrial wire and carbon steel rod production facilities utilize approximately 2.6 million square feet for manufacturing and office space, approximately 80% of which is located at the Company's Peoria, Illinois facility.

     The following table sets forth the location, size and general product types produced for each of the Company's steel and wire facilities, all of which are owned.

                                                   APPROXIMATE
                                                      SIZE
                                                  (SQUARE FEET)
        FACILITY NAME           LOCATION                                         PRODUCTS PRODUCED

Keystone Steel & Wire        Peoria, IL          2,100,000       Fabricated wire products, industrial wire, carbon
                                                                 steel rod
Sherman Wire                 Sherman, TX           294,000       Fabricated wire products and industrial wire
Keystone Fasteners           Springdale, AR         76,000       Fabricated wire products
Sherman Wire of Caldwell     Caldwell, TX           75,000       Fabricated wire products and industrial wire
Fox Valley Steel & Wire      Hortonville, WI        74,000       Fabricated wire products and industrial wire



     The Company believes that all of its facilities are well maintained and satisfactory for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in various legal proceedings. Information required by this Item is included in Notes 15 and 17 to the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Keystone's common stock is listed and traded on the New York Stock Exchange (symbol: KES). The number of holders of record of the Company's common stock as of March 20, 1997 was 2,598. The following table sets forth the high and low sales prices of the Company's common stock for the calendar years indicated, according to published sources.

                                                                                      High               Low

1996
  First quarter                                                                     $12.00             $10.00
  Second quarter                                                                     10.38               9.50
  Third quarter                                                                      10.00               8.25
  Fourth quarter                                                                      8.25               6.25

1995
  First quarter                                                                     $13.88             $13.38
  Second quarter                                                                     13.75              13.38
  Third quarter                                                                      15.13              13.50
  Fourth quarter                                                                     15.00              11.13


     The Company has not paid cash dividends on its common stock since 1977. In connection with the acquisition of DeSoto, the Company issued $3,500,000 of 8% preferred stock to the former preferred stockholders of DeSoto. Quarterly dividends in the amount of $70,000 on these preferred shares are payable in December, March, June and September of each year. On December 27, 1996, the Company paid the first quarterly dividend on these preferred shares. In addition, in October 1996, DeSoto paid $1,600,000 of dividend arrearages on the preferred shares outstanding prior to the acquisition by Keystone. The Company is subject to certain loan covenants under its commercial revolving credit facility that restrict the ability to pay dividends, including a prohibition against the payment of dividends on its common stock without lender consent.


ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Item 7 -- "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

                                                      YEARS ENDED DECEMBER 31,

                                                  1992          1993          1994           1995           1996

                                               (IN THOUSANDS, EXCEPT PER SHARE AND PER TON
                                                                 AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Net sales                                     $316,251     $345,186      $364,435       $345,657      $331,175
  Cost of goods sold                             278,808      312,665       327,453        312,909       297,149
  Gross profit                                    37,443       32,521        36,982         32,748        34,026
  Selling expenses                                 4,833        5,032         5,101          4,367         3,855
  General and administrative
    expenses                                      21,280       20,309        20,675         17,185        22,779
  Operating income                                16,049       13,077        12,908         11,298        10,730
  Interest expense (credit) (1)                    3,036        6,575        (1,165)         3,385         3,741

  Income before income taxes                    $  8,340       $1,130       $12,389       $  8,078        $4,240
  Provision for income taxes                       3,194          381         4,828          3,191         1,656

  Net income before changes in
    accounting principles                          5,146          749         7,561          4,887         2,584
  Cumulative effect of changes in
    accounting principles (2)                    (69,949)        -             -              -             -

     Net income (loss)                          $(64,803)    $    749      $  7,561       $  4,887      $  2,584


  Net income (loss) available for
    common shares (3)                           $(64,803)    $    749      $  7,561       $  4,887      $  2,514


                                                      YEARS ENDED DECEMBER 31,

                                                  1992          1993          1994           1995           1996

                                               (IN THOUSANDS, EXCEPT PER SHARE AND PER TON
                                                                 AMOUNTS)

  Net income before changes in
    accounting principles available for
    common shares per common and
    common equivalent share (4)                $     .92     $    .14     $   1.35         $    .86     $     .38


  Weighted average common and common
    equivalent shares outstanding                  5,572        5,495         5,601          5,654         6,650



OTHER FINANCIAL DATA:
  Capital expenditures                          $  7,459     $  7,349      $ 12,742       $ 18,208      $ 18,992
  Cash contributions to defined benefit
    pension plans                                 19,933       14,955        20,069         18,702         9,664
  Depreciation and amortization                   10,525       11,084        11,585         11,961        12,425

OTHER OPERATING DATA:
  Product shipments (in tons):
    Fabricated wire products                         262          257           267            242           222
    Industrial wire                                  121          149           168            164           159
    Rod                                              302          337           316            287           307

      Total                                          686          744           750            693           689



                                                      YEARS ENDED DECEMBER 31,

                                                  1992          1993          1994           1995           1996

                                               (IN THOUSANDS, EXCEPT PER SHARE AND PER TON
                                                                 AMOUNTS)
  Average selling prices($/ton):
    Fabricated wire products                     $   681      $   685       $   690        $   707       $   716
    Industrial wire                                  456          455           479            492           478
    Rod                                              272          296           313            322           298
    All products                                     461          463           484            497           475

  Average total production cost per ton          $   406      $   420       $   437        $   452       $   428
  Scrap cost per ton                                  85          110           125            128           125




















                                                          As of December 31,

                                  1992       1993      1994      1995     1996

                                                   (In thousands)
Balance Sheet Data:
  Working capital (deficit) (5)  $    777  $  6,385 $  2,529 $ (6,861) $(15,907)
  Property, plant and equipment,
   net                             84,822    80,769   81,147   86,436    92,608
  Total assets                    202,109   206,654  205,601  198,822   302,368
  Notes payable and long-term
   debt                           34,485     27,190   26,054   29,945    51,780
  Stockholders' equity (deficit) (39,036)   (50,908) (40,579) (37,493)   31,170

<F1>
 (1) During 1993, the Company accrued approximately $4.0 million for the estimated cost of interest as a result of an unfavorable U. S. Supreme Court decision related to the Company's 1983 and 1984 contributions of certain real property to its pension plans. In 1994, pursuant to the terms of an agreement with the Internal Revenue Service, the interest due was reduced to approximately $100,000 and, as such, the Company recorded a reduction of approximately $3.9 million in the previously accrued interest.
<F2>
(2) Relates to adoption of Statement of Financial Accounting Standards ("SFAS"), No. 106 -- "Postretirement Benefits Other Than Pensions"

     ("OPEB") and SFAS No. 109 -- "Employers' Accounting for Income Taxes".
<F3>
(3)  Includes dividends on preferred stock of $70,000 in 1996.
<F4>
(4) Primary and fully diluted net income (loss) available for common shares per common and common equivalent share were the same. See Note 1 to the Consolidated Financial Statements.
<F5>
(5)  Working capital represents current assets minus current liabilities.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Keystone is a leading manufacturer of fabricated wire products, industrial wire and carbon steel rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets. The Company's operations benefit from vertical integration as the Company's mini-mill supplies carbon steel rod produced from scrap metal to its downstream fabricated wire products and industrial wire operations. These downstream fabrication operations accounted for 71% of 1996 net sales. The Company believes it is the second largest manufacturer of fabricated wire products and industrial wire in the United States based on tons produced (381,000 in 1996), substantially all of which is converted from rod produced by the Company. The Company's fabricated wire products typically yield higher and less volatile gross margins compared to rod.

     The Company's estimated current fabricated wire products and industrial wire production capacity is 521,000 tons. Utilization of the Company's annual fabricated wire products and industrial wire production capacity aggregated 83% in 1994, 77% in 1995 and 78% in 1996. Recent modifications to the Company's steel making operations increased annual billet production capacity from approximately 655,000 tons to 700,000 tons, while the current estimated annual production capacity of the Company's rod mill is approximately 750,000 tons. In 1995 and 1996 the Company's steel making operations operated at near capacity and, together with billet purchases of 61,000 tons and 46,000 tons in 1995 and 1996, respectively, provided 706,000 tons and 700,000 tons of billets in 1995 and 1996, respectively. Despite comparable billet volumes, rod production increased 5% from 662,000 tons (88% of estimated capacity) in 1995 to 694,000 tons (93% of estimated capacity) in 1996 due primarily to decreases in year-to-year billet inventory levels and 12,000 tons of billets that were converted to rod in 1996 for another manufacturer. Rod production in 1995 was also adversely impacted by power curtailments and outages under the Company's interruptible power supply agreement, and the related impact on manufacturing efficiency.

     In November 1994, the Company entered into a joint venture agreement and formed EWP. The Company has a 20% equity interest in EWP together with an option to acquire the remaining 80%. In 1995, the Company contributed to EWP, among other things, certain equipment as part of its capital contribution. As a result, the Company no longer sells most of the fabricated wire products previously manufactured on the equipment contributed to EWP. During 1996, the Company manufactured 4,000 tons of these fabricated wire products as compared to 13,000 tons in 1995. However, as part of the joint venture agreement, the Company supplies EWP with all of its rod requirements. During 1996, the Company shipped 33,000 tons of rod to EWP as compared to 28,000 tons in 1995.

     The Company's profitability is dependent in large part on its ability to utilize effectively its production capacity, which is affected by the availability of raw material, plant efficiency and other production factors, and control its manufacturing costs, which are comprised primarily of raw materials, energy and labor costs. The Company's primary raw material is scrap steel. The price of scrap steel is highly volatile and scrap steel prices are affected by periodic shortages, freight costs, weather and other conditions largely beyond the control of the Company. Although the average per ton price paid for scrap by the Company was relatively constant during 1994, 1995 and 1996 ($125, $128 and $125, respectively), prices can vary widely from period-to-period and the product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of large increases in scrap prices.

     The Company consumes a significant amount of energy in its manufacturing operations and, accordingly, its profitability can also be adversely affected by the volatility in the price of coal, oil and natural gas resulting in increased energy, transportation, freight, scrap and supply costs. The Company purchases electrical energy for its Peoria, Illinois facility from a regulated utility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power to the Company's manufacturing facilities during periods of peak demand. The utility has in the past refused or interrupted service to the Company resulting in decreased production and higher costs associated with the related downtime.

     As a result of the acquisition of DeSoto in September 1996, the Company is also engaged in the manufacture and packaging of household cleaning products.
As the operations of DeSoto were insignificant when compared to the consolidated operations of the Company in 1996 and are expected to continue to be insignificant in the future, DeSoto's results of operations are not separately addressed in the discussion that follows.

     The statements in this Annual Report on Form 10-K relating to matters that are not historical facts including, but not limited to, statements found in Item 1 - "Business" and Item 3 - "Legal Proceedings", and in this Item 7 - "Management's Discussion And Analysis Of Financial Condition And Results Of Operations", are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward looking statements include, but are not limited to, cost of raw materials, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, and the ultimate resolution of pending litigation and possible future litigation as discussed in this Annual Report, including, without limitation, the sections referenced above.

RESULTS OF OPERATIONS

The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                                                YEARS ENDED DECEMBER 31,

                                                                 1994            1995           1996

Net sales                                                      100.0%          100.0%          100.0%
Cost of goods sold                                              89.9            90.5            89.7
Gross profit                                                    10.1             9.5            10.3
Selling expenses                                                 1.4             1.3             1.2
General and administrative expense                               5.7             5.0             6.9
Operating income                                                 3.5             3.3             3.2
Income before income taxes                                       3.4%            2.3%            1.3%
Provision for income taxes                                       1.3              .9              .5

Net income from continuing
  operations                                                     2.1%            1.4%

                                                                                                  .8%















Year ended December 31, 1996 compared to year ended December 31, 1995

     Net sales decreased 4% to $331.2 million in 1996 from $345.7 million in 1995. Of these sales, fabricated wire products represented $159.2 million (48%) in 1996 and $171.4 million (50%) in 1995; industrial wire represented $75.8 million (23%) in 1996 and $80.7 million (23%) in 1995; and carbon steel rod represented $91.8 million (28%) in 1996 and $92.4 million (27%) in 1995.

     Fabricated wire product prices increased approximately 1% while shipments decreased 8% to 222,000 tons in 1996 from 242,000 in 1995. This decrease in shipments was primarily due to the closing of the Company's West Coast distribution facility and the contribution of certain equipment to the EWP joint venture in 1995, as discussed previously. Shipments of fabricated wire products by Keystone's remaining facilities increased slightly in 1996 but were more than offset by the decline of 12,000 tons of fabricated wire products due to the closure of the West Coast distribution facility in 1995. Industrial wire prices decreased approximately 3% in 1996 while shipments also decreased 3% from 1995 to 1996 (159,000 tons in 1996 from 164,000 tons in 1995). Carbon steel rod prices decreased 7% as shipments increased 7% from 1995 to 1996(307,000 tons in 1996 from 287,000 tons in 1995). This increase in rod shipments was due in part to increased purchases by EWP.

     Gross profit increased approximately 4% to $34.0 million in 1996 from $32.7 million in 1995. Gross margin increased to 10.3% in 1996 from 9.5% in 1995, as lower overall product per ton selling prices were more than offset by a more favorable product sales mix of fabricated wire products, lower scrap and purchased billet costs and lower pension expense. During 1996, the Company purchased 654,000 tons of scrap at an average price of $125 per ton as compared to 1995 purchases of 644,000 tons at an average price of $128 per ton. The Company purchased 46,000 tons of billets in 1996 at an average price of $227 per ton as compared to 61,000 tons at $257 per ton in 1995. The DeSoto acquisition in September 1996 included the simultaneous merger of the Company's and DeSoto's defined benefit pension plans and, as a result, pension expense decreased 58% in 1996, as compared to 1995. During 1996 and 1995 the Company charged pension expense of approximately $3.7 million and $8.7 million, respectively, to cost of goods sold. The Company currently estimates, for financial reporting purposes, that it will recognize a non-cash pension credit of approximately $3.0 million in 1997 and, does not anticipate cash contributions for defined benefit pension plan fundings will be required in 1997. However, future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases in pension expense or credit and future funding requirements. See Note 7 to the Consolidated Financial Statements.

     Selling expenses decreased 11% to $3.9 million in 1996 from $4.4 million in 1995 but remained relatively constant as a percentage of net sales.

     General and administrative expenses increased 32.6%, or $5.6 million, in 1996. This increase was primarily a result of higher expenses related to the Company's environmental remediation project at its Peoria, Illinois facility ($6.7 million in 1996 as compared to $3.6 million in 1995), increased insurance costs due to abnormally low levels in 1995 and costs incurred in connection with a possible joint venture that, upon termination of discussions with the potential joint venture partner, were charged to expense in 1996. At December 31, 1996, the Company's financial statements reflected total accrued liabilities of $18.1 million to cover estimated remediation costs arising from environmental issues. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. See Note 15 to the Consolidated Financial Statements.

     Interest expense in 1996 was higher than 1995 due principally to higher average borrowing levels primarily due to decreased profitability in 1996 as well as payments made in connection with the DeSoto acquisition. Average borrowings by the Company under its revolving credit facility and term loan approximated $40.2 million in 1996 as compared to $31.8 million in 1995. During 1996, the average interest rate paid by the Company was 9.3% per annum as compared to 10.3% per annum in 1995. The Company expects higher average borrowing levels and interest rates in 1997 will result in increased interest expense as compared to the 1996 level.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 5 to the Consolidated Financial Statements. The Company's deferred tax position at December 31, 1996 is also explained in Note 5 to the Consolidated Financial Statements and in "-- Liquidity and Capital Resources." The effective tax rates were comparable between 1996 and 1995.

     As a result of the items discussed above, net income during 1996 decreased to $2.6 million from $4.9 million in 1995, or approximately 47%, and decreased as a percentage of sales to 0.8% from 1.4%.

Year ended December 31, 1995 compared to year ended December 31, 1994

     Net sales decreased 5% to $345.7 million in 1995 from $364.4 million in 1994. Of these sales, fabricated wire products represented $171.4 million (50%) in 1995 and $183.8 million (50%) in 1994; industrial wire represented $80.7 million (23%) in 1995 and $80.3 million (22%) in 1994; and carbon steel rod represented $92.4 million (27%) in 1995 and $99.0 million (27%) in 1994. In 1995, fabricated wire product prices increased approximately 3% over 1994 levels, but shipments decreased 9% (242,000 tons in 1995 from 267,000 tons in 1994). The 25,000 ton decrease in sales of fabricated wire products in 1995 as compared to 1994 was due primarily to a 7,000 ton decrease in shipments from the West Coast distribution facility (that was eventually closed in late 1995) and an 8,000 ton decrease in the products manufactured on the equipment that was contributed to EWP in 1995. Industrial wire prices increased 3% in 1995 as shipments decreased 2% (164,000 tons in 1995 from 167,000 in 1994). Carbon steel rod prices also increased approximately 3% in 1995 as shipments decreased 9% (287,000 tons in 1995 as compared to 316,000 in 1994).

     Gross profit decreased approximately 12% to $32.7 million in 1995 from $37.0 million in 1994. Gross profit margin fell to 9.5% in 1995 from 10.1% in 1994, due to increased scrap costs, increased rod conversion costs and increased costs resulting from production delays due to power refusals and interruptions and unplanned equipment repairs. During 1995, the Company purchased 644,000 tons of scrap at an average price of $128 per ton as compared to 661,000 tons at an average price of $125 per ton in 1994. Rod conversion costs in 1995 increased 3.5% to $88 per ton as compared to 1994 costs of $85 per ton. During 1995 and 1994, the Company charged pension expense of approximately $8.7 million and $8.9 million, respectively, to cost of goods sold.

     Selling expenses decreased to $4.4 million in 1995 from $5.1 million in 1994 but remained relatively constant as a percentage of net sales.


     General and administrative expenses declined 16.9%, or $3.5 million, from 1994 to 1995. This decline was primarily a result of lower expenses related to the Company's information systems project, environmental remediation and disposal of contaminated electric arc furnace dust. During 1995, expenses related to the Company's environmental remediation efforts and disposal of contaminated electric arc furnace dust amounted to $3.6 million as compared to 1994 expenses of $6.1 million.

     Interest expense related to the Company's various credit facilities in 1995 was higher than 1994 due principally to higher average interest rates and borrowing levels. During 1995, the average interest rate paid by the Company was 10.3% per annum as compared to 8.0% per annum in 1994. Average borrowings by the Company under its revolving credit facility and term loan approximated $31.8 million in 1995 as compared to $28.3 million in 1994. During 1993, the Company accrued approximately $4.0 million for the estimated interest cost as a result of an unfavorable U. S. Supreme Court decision related to the Company's 1983 and 1984 contributions of certain real property to its pension plans. In 1994, pursuant to the terms of an agreement with the Internal Revenue Service, the interest due was reduced to approximately $100,000 and, as such, the Company recorded a reduction of approximately $3.9 million in the previously accrued interest.

     The effective tax rates were comparable between 1995 and 1994.

     As a result of the items discussed above, net income during 1995 decreased to $4.9 million from $7.6 million in 1994, or 35%.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had a working capital deficit of $15.9 million, including $34.8 million of notes payable and current maturities of long-term debt. The outstanding borrowings under the Company's $55 million revolving credit facility were $31.1 million at December 31, 1996. The amount of available borrowings under the Company's revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Additional available borrowings under the revolving credit facility, which expires December 31, 1999, were $16.7 million at December 31, 1996. The Company's revolving credit facility requires daily cash receipts to be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances.

     The Company had net deferred tax assets of $18.6 million at December 31, 1996, $16.4 million of which are classified as current assets. The majority of the deferred tax asset relates to expenses accrued for financial reporting purposes but not yet paid or deductible for income tax purposes, and alternative minimum tax credit and net operating loss carryforwards. The Company continually monitors and evaluates the need for, and amount of, a deferred tax valuation allowance and will in the future, after considering all factors believed to be relevant, make appropriate adjustments, if any, to such allowance. See Note 5 to the Consolidated Financial Statements.

     During 1996, the Company's operating activities used approximately $.4 million of cash, compared to $12.5 million of cash provided by operating activities in 1995. In addition to lower earnings in 1996 as compared to 1995, cash flow from operations was impacted by changes in relative levels of assets and liabilities, including levels of pension fundings in excess of pension expense. Defined benefit pension plan contributions ($9.7 million) exceeded pension expense ($3.7 million) by approximately $6.0 million in 1996. The acquisition of DeSoto included the simultaneous merger of Keystone's previously underfunded defined benefit pension plans with and into DeSoto's overfunded defined benefit pension plan, resulting in a single overfunded plan for financial reporting purposes. As a result, the Company does not expect to be required to make contributions to the pension plan during 1997. Future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases to pension expense or credit and funding requirements in future periods. See Note 7 to the Consolidated Financial Statements. Immediately following the acquisition of DeSoto, Keystone was obligated to cause DeSoto to pay approximately $5.9 million to certain of DeSoto's trade creditors (the "Trade Credit Group") and $1.6 million of accumulated, unpaid dividends to the former holders of DeSoto's preferred stock. In addition, DeSoto was required to pay an additional $1.4 million, plus interest at 8% to the Trade Credit Group before September 27, 1997, which amounts were paid by DeSoto in February 1997.

     Prior to its acquisition by Keystone, DeSoto received a Report of Tax Examination Changes from the Internal Revenue Service ("IRS") that proposes adjustments resulting in additional taxes due of $6.5 million and penalties of $1.4 million, as well as an unspecified amount of interest for the years 1990 through 1993. DeSoto has filed a formal appeal of the proposed adjustments. The timing of payments required to settle any amounts ultimately due could have a significant impact on the Company's cash flows.

     During 1996, the Company made capital expenditures of approximately $19.0 million primarily related to upgrades of production equipment and an information systems project at its facility in Peoria, Illinois. Capital expenditures for 1997 are currently estimated to be approximately $22.2 million and are related primarily to upgrades of production equipment.

     The Company incurs significant ongoing costs for plant and equipment and substantial employee medical benefits for both current and retired employees.
As such, the Company is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. As a result of this process, the Company has in the past, and may in the future, reduce controllable costs, modify product mix, acquire and dispose of businesses, restructure certain indebtedness, and raise additional equity capital. The Company will continue to evaluate the need for similar actions or other measures in the future in order to meet its obligations. The Company also routinely evaluates acquisitions of interests in, or combinations with, companies related to the Company's current businesses. The Company intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities or increasing the indebtedness of the Company.

     Management believes the cash flows from operations together with the funds available under its revolving credit facility will provide sufficient funds to meet its anticipated operating and capital expenditure needs for the year ending December 31, 1997. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, working capital requirements, interest rates, repayments of long-term debt, capital expenditures, and
available borrowings under its revolving credit facility.    However,
liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes, any significant increases in the cost of providing medical coverage to active and retired employees or an unfavorable result of DeSoto's IRS examination, could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end user markets or market share, the inability to maintain satisfactory billet and rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing. See Notes 15 and 17 to the Consolidated Financial Statements.

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

Exhibit No.                          Exhibit

  2.1 -- Agreement and Plan of Reorganization, dated as of June 26, 1996, between Registrant and DeSoto, Inc. (Incorporated by reference to Exhibit 2.1 of Registrant's Registration Statement on Form S-4 (Registration No. 333-09117)).

  3.1 -- Certificate of Incorporation, as amended and filed with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

  3.2 -- Bylaws of the Company, as amended and restated December 30, 1994 (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

  4.1 -- First Amendment to Amended and Restated Revolving Loan And Security Agreement dated as of September 27, 1996 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

  4.2 -- First Amendment to Term Loan and Security Agreement dated as of September 27, 1996 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

 10.1 -- Intercorporate Services Agreement with Contran Corporation dated as of January 1, 1996. (Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-4 (Registration No. 333-09117)).

 10.3 -- Preferred Stockholder Waiver and Consent Agreement between Registrant, Coatings Group, Inc., Asgard, Ltd. and Parkway M&A Capital Corporation, (collectively, the "Sutton Entities") dated June 26, 1996.
        (Incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form S-4 (Registration No. 333-09117)).

 10.4 -- Warrant Conversion Agreement between the Sutton Entities and Registrant dated June 26, 1996. (Incorporated by reference to Exhibit
        10.9 to Registrant's Registration Statement on Form S-4 (Registration No. 333-09117)).

 10.5 -- Stockholders Agreement by and Among Registrant, the Sutton Entities, DeSoto and Contran, dated June 26, 1996. (Incorporated by reference to
        Exhibit 10.10 to Registrant's Registration Statement on Form S-4 (Registration No. 333-09117)).

 21    -- Subsidiaries of the Company.

 23    -- Consent of Coopers & Lybrand, L.L.P.

 27    -- Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated April 14, 1997, thereunto duly authorized.



                                       KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                       (Registrant)


                                            /s/ GLENN R. SIMMONS

                                                 Glenn R. Simmons
                                              Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and dated as of April 14, 1997 by the following persons on behalf of the registrant and in the capacities indicated:

  /s/ GLENN R. SIMMONS                       /s/ DAVID E. CONNOR

       Glenn R. Simmons                              David E. Connor
   Chairman of the Board                                 Director


  /s/ J. WALTER TUCKER, JR.                  /s/ RICHARD N. ULLMAN

    J. Walter Tucker, Jr.                           Richard N. Ullman
  Vice Chairman of the Board                             Director


  /s/ THOMAS E. BARRY                                     /s/ WILLIAM P. LYONS

       Thomas E. Barry                               William P. Lyons
           Director                                      Director


  /s/ PAUL M. BASS, JR.                                   /s/ ROBERT W. SINGER


      Paul M. Bass, Jr.                              Robert W. Singer
           Director                                   President and
                                                 Chief Executive Officer




/s/ DONALD A. SOMMER                         /s/ HAROLD M. CURDY

       DONALD A. SOMMER                              Harold M. Curdy
           Director                             Vice President -- Finance,
                                                 Treasurer and Principal
                                                    Financial Officer



  /s/ WILLIAM SPIER                          /s/ BERT E. DOWNING, JR.

      William Spier                                Bert E. Downing, Jr.
          Director                               Controller and Principal
                                                    Accounting Officer












                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated April 14, 1997, thereunto duly authorized.


                                       KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                       (Registrant)




                                                   Glenn R. Simmons
                                                Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and dated as of April 14, 1997 by the following persons on behalf of the registrant and in the capacities indicated:




     Glenn R. Simmons                               David E. Connor
  Chairman of the Board                                 Director



      J. Walter Tucker, Jr.                        Richard N. Ullman
  Vice Chairman of the Board                            Director





        Thomas E. Barry                             William P. Lyons
          Director                                      Director



      Paul M. Bass, Jr.                             Robert W. Singer
          Director                                   President and
                                                Chief Executive Officer




      Donald A. Sommer                              Harold M. Curdy
          Director                             Vice President -- Finance,
                                                Treasurer and Principal
                                                   Financial Officer




       William Spier                               Bert E. Downing, Jr.
          Director                              Controller and Principal
                                                   Accounting Officer





            KEYSTONE CONSOLIDATED INDUSTRIES, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(A) AND 14(D)

 INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                         Page

FINANCIAL STATEMENTS

  Report of Independent Accountants....................................... F-2

  Consolidated Balance Sheets -- December 31, 1995 and 1996........... F-3/F-4

  Consolidated Statements of Operations -- Years ended December 31,
    1994, 1995 and 1996................................................... F-5

  Consolidated Statements of Stockholders' Equity (Deficit) -- Years
    ended December 31, 1994, 1995 and 1996................................ F-6

  Consolidated Statements of Cash Flows -- Years ended December 31,
    1994, 1995 and 1996............................................... F-7/F-8

  Notes to Consolidated Financial Statements......................... F-9/F-34

FINANCIAL STATEMENT SCHEDULE

  Schedule II -- Valuation and Qualifying Accounts ........................S-1


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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keystone Consolidated Industries, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                            COOPERS & LYBRAND L.L.P.

February 28, 1997
Dallas, Texas

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1995 and 1996
                       (In thousands, except share data)















              ASSETS                                                                  1995            1996

Current assets:
  Notes and accounts receivable, net of allowances
    of $537 and $469                                                                  $ 31,363        $ 35,974
  Inventories                                                                           35,631          36,533
  Deferred income taxes                                                                  3,685          16,381
  Prepaid expenses                                                                       2,026           1,542


      Total current assets                                                              72,705          90,430


Property, plant and equipment:
  Land, buildings and improvements                                                      45,715          47,309
  Machinery and equipment                                                              187,577         198,488
  Leasehold improvements                                                                 1,204           1,221
  Construction in progress                                                              11,263          15,423

                                                                                       245,759         262,441
Less accumulated depreciation                                                          159,323         169,833


      Net property, plant and equipment                                                 86,436          92,608


Other assets:
  Restricted investments                                                                 2,410           7,691
  Unrecognized net pension obligation                                                    8,427            -
  Prepaid pension cost                                                                    -            104,726
  Deferred income taxes                                                                 24,485           2,181


  Other                                                                                  4,359           4,732


      Total other assets                                                                39,681         119,330


                                                                                      $198,822        $302,368





                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 1995 and 1996
                       (In thousands, except share data)



                    LIABILITIES, REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                      1995            1996

Current liabilities:
  Notes payable and current maturities of
    long-term debt                                                                   $ 18,750        $ 34,760
  Accounts payable                                                                     26,534          34,419
  Accounts payable to affiliates                                                           39             159
  Accrued pension cost                                                                  7,170            -
  Accrued OPEB cost                                                                     7,776           8,368
  Other accrued liabilities                                                            19,297          28,631


      Total current liabilities                                                        79,566         106,337


Noncurrent liabilities:
  Long-term debt                                                                       11,195          17,020
  Accrued pension cost                                                                 39,222            -
  Accrued OPEB cost                                                                    97,868         100,818
  Negative goodwill                                                                      -             27,057
  Other                                                                                 8,464          16,466


      Total noncurrent liabilities                                                    156,749         161,361


Redeemable preferred stock, no par value;
  500,000 shares authorized; 435,456 shares issued                                       -              3,500


Stockholders' equity (deficit):
  Common stock, $1 par value, 12,000,000 shares
    authorized; 5,637,641 and 9,190,139 shares issued
    at stated value                                                                     6,362           9,920
  Additional paid-in capital                                                           20,013          46,347
  Net pension liabilities adjustment                                                  (36,257)           -
  Accumulated deficit                                                                 (27,599)        (25,085)
  Treasury stock - 1,134 shares, at cost                                                  (12)            (12)


      Total stockholders' equity (deficit)                                            (37,493)         31,170


                                                                                     $198,822        $302,368







Commitments and contingencies (Notes 15, 16 and 17).


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1994, 1995 and 1996
                     (In thousands, except per share data)


                                                                      1994            1995            1996

Revenues and other income:
  Net sales                                                           $364,435        $345,657        $331,175
  Other, net                                                                18             267             589


                                                                       364,453         345,924         331,764


Costs and expenses:
  Cost of goods sold                                                   327,453         312,909         297,149
  Selling                                                                5,101           4,367           3,855
  General and administrative                                            20,675          17,185          22,779
  Interest - notes payable & long-term debt                              2,688           3,385           3,741
  Interest credit related to excise tax                                 (3,853)           -               -


                                                                       352,064         337,846         327,524


      Income before income taxes                                        12,389           8,078           4,240

Provision for income taxes                                               4,828           3,191           1,656


      Net income                                                         7,561           4,887           2,584

Dividends on preferred stock                                              -               -                 70

  Net income available for common shares                              $  7,561        $  4,887        $  2,514

Net income available for common shares per
 common and common equivalent share                                   $  1.35         $    .86         $    .38

Weighted average common and common
  equivalent shares outstanding                                         5,601            5,654            6,560


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                   AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 1994, 1995 and 1996
                                 (In thousands)


                                           Common stockholders' equity (deficit)


                             Redeemable                  Additional Net pension
                             preferred   Common stock    paid-in    liabilities      Accumulated   Treasury
                                stock    Shares   Amount   capital     adjustment       (deficit)      stock

Balance - December 31, 1993    $ -            5,515         $6,244       $18,803       $(35,317)       $(40,047)       $(591)

Net income                                 -             -              -             -              -              7,561          -
Pension adjustments                        -             -              -             -             1,530            -             -
Purchase of treasury stock                 -             -              -             -              -               -         (43)
Issuance of stock                          -               79             69           590           -               -         622


Balance - December 31, 1994                -            5,594          6,313        19,393        (33,787)        (32,486)      (12)

Net income                                 -             -              -             -              -              4,887          -
Pension adjustments                        -             -              -             -            (2,470)           -             -
Issuance of stock                          -               44             49           620           -               -             -


Balance - December 31,1995                 -            5,638          6,362        20,013        (36,257)        (27,599)   (12)

Net income                                 -             -              -             -              -              2,584          -
Pension adjustments                        -             -              -             -             3,554            -             -
Issuance of stock - Acquisition           5,100         3,500          3,500        25,813           -               -             -
Issuance of stock- other                      -            52             58           521           -               -             -
Preferred dividends declared                 70          -              -             -              -                (70)         -
Preferred dividends paid                 (1,670)         -              -             -              -               -             -

Merger of pension plans, net               -             -              -             -            32,703            -             -


Balance December 31, 1996                $3,500         9,190         $9,920       $46,347       $   -           $(25,085)    $ (12)



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1994, 1995 and 1996
                                 (In thousands)


                                                                        1994           1995           1996

Cash flows from operating activities:
  Net income                                                            $  7,561       $  4,887       $  2,584
  Depreciation and amortization                                           11,585         11,961         12,425
  Deferred income taxes                                                    4,175          1,750         (1,249)
  Other, net                                                               1,877            945            730

                                                                          25,198         19,543         14,490
  Change in assets and liabilities:
    Accounts receivable                                                   (3,555)        10,379         (2,209)
    Inventories                                                             (317)           103           (102)
    Accounts payable                                                       4,309         (2,036)        (3,873)
    Pensions                                                             (11,125)       (10,042)        (5,991)
    Accrued excise tax and related interest                               (5,054)        (1,033)        (1,033)
    Other, net                                                             3,234         (4,416)        (1,667)


      Net cash provided (used) by operating
        activities                                                        12,690
                                                                                         12,498           (385)


Cash flows from investing activities:
  Capital expenditures                                                   (12,742)       (18,208)       (18,992)
  Acquisition costs                                                         -              -            (1,008)
  Collection of notes receivable                                             555          1,711            168
  Proceeds from disposition of property
    and equipment                                                             17            106             29


      Net cash used by investing
        activities                                                       (12,170)       (16,391)       (19,803)





                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1994, 1995 and 1996
                                 (In thousands)


                                                                        1994           1995           1996

Cash flows from financing activities:
  Revolving credit facility, net                                         $ 2,620        $ 8,030       $ 16,534
  Other notes payable and long-term debt:
    Additions                                                                208             81          9,495
    Principal payments                                                    (3,964)        (4,220)        (4,194)
    Preferred stock dividend payments                                       -              -            (1,670)
  Common stock issued, net                                                   616              2             23


    Net cash provided (used) by financing
       activities                                                           (520)                       20,188
                                                                                          3,893


Net change in cash and cash equivalents                                     -              -              -

Cash and cash equivalents, beginning of year                                -              -              -


Cash and cash equivalents, end of year                                   $  -           $  -          $   -

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized                                  $ 2,831        $ 3,673       $  4,058
    Income taxes                                                           1,721          1,560          2,210

Business combination:
  Net assets consolidated:
    Noncash assets                                                       $  -           $  -          $ 99,663
    Liabilities                                                             -              -           (37,109)
    Negative goodwill                                                       -              -           (27,133)

                                                                            -              -            35,421
  Redeemable preferred stock issued,
    including accumulated dividends                                         -              -            (5,100)
  Common stock issued                                                       -              -           (29,313)


  Cash paid                                                              $  -           $  -          $  1,008



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Prior to September 27, 1996, Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") was a majority-owned subsidiary of Contran Corporation ("Contran"). Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons may be deemed to control Contran. On September 27, 1996, the Company acquired DeSoto, Inc. ("DeSoto") and DeSoto became a wholly-owned subsidiary of Keystone. As a result of the Company issuing approximately 3.5 million shares of common stock in connection with the DeSoto acquisition, Contran's direct and indirect ownership of the Company declined to approximately 41% at December 31, 1996. Contran may to be deemed to control the Company.

     Principles of consolidation and management's estimates. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Certain 1994 and 1995 amounts have been reclassified to conform with the 1996 presentation.

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

     Fiscal year. The Company's fiscal year is 52 or 53 weeks and ends on the last Sunday in December. Each of fiscal 1994 and 1996 were 52-week years and 1995 was a 53-week year.

     Net sales.  Sales are recorded when products are shipped.

     Property, plant, equipment and depreciation. Property, plant and equipment are stated at cost. Repairs, maintenance and minor renewals are expensed as incurred. Improvements which substantially increase an asset's capacity or alter its capabilities are capitalized.

     Depreciation is computed using principally the straight-line method over the estimated useful lives of 10 to approximately 30 years for buildings and improvements and three to 12 years for machinery and equipment. Depreciation expense amounted to $11,585,000, $11,961,000 and $12,501,000 during the years ended December 31, 1994, 1995 and 1996, respectively.

     Investment in joint venture. The Company has a 20% interest in a joint venture and accounts for the investment by the equity method. Differences between the cost of the investment and the Company's pro rata share of the joint venture's separately-reported net assets, if any, are allocated among the assets and liabilities of the joint venture based upon estimated relative fair values. Such differences, which were not material at December 31, 1996, are charged or credited to income as the joint venture depreciates, amortizes or disposes of the related net assets. The Company's investment in the joint venture is included in other assets on the accompanying balance sheet. Earnings from the joint venture, which are not material, are recorded in other income.

     Retirement plans and post-retirement benefits other than pensions. Accounting and funding policies for retirement plans and post retirement benefits other than pensions ("OPEB") are described in Notes 7 and 9, respectively.

     Environmental liabilities. The Company records liabilities related to environmental issues at such time as information becomes available and is sufficient to support a reasonable estimate of range of loss. If the Company is unable to determine that a single amount in an estimated range is more likely, the minimum amount of the range is recorded. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

     Income taxes. Deferred income tax assets and liabilities are recognized for the expected future tax effects of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities.

     Advertising costs. Advertising costs, expensed as incurred, were $1 million in 1994, $.9 million in 1995 and $.6 million in 1996.

     Income per share. Income per share is based on the weighted average number of common and common equivalent shares outstanding during each year.
Outstanding stock options and other common stock equivalents are excluded from the computations when the effect of their assumed exercise is antidilutive.

     Negative goodwill. Negative goodwill, representing the excess of fair value over cost of individual net assets acquired in the DeSoto acquisition, is amortized by the straight-line method over 20 years (remaining life of 19.75 years at December 31, 1996) and is stated net of accumulated amortization of approximately $76,000 at December 31, 1996.

     Employee Stock Options. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Compensation cost recognized by the Company in accordance with APBO No. 25 has not been significant in each of the past three years.

NOTE 2 - ACQUISITION

     On September 27, 1996, the stockholders of Keystone and DeSoto approved the merger of the two companies (the "Acquisition"), in which DeSoto became a wholly-owned subsidiary of Keystone. DeSoto manufactures household cleaning products including powdered and liquid laundry detergents and performs contract manufacturing and packaging of household cleaning products. Keystone issued approximately 3.5 million shares of its common stock (approximately $29.3 million at the $8.375 per share market price on September 27, 1996) and 435,456 shares of Keystone preferred stock ($3.5 million redemption value beginning on July 21, 1997) in exchange for all of the outstanding common stock and preferred stock, respectively, of DeSoto. Each DeSoto common stockholder received .7465 of a share of Keystone common stock for each share of DeSoto common stock.

     In connection with the Acquisition, Keystone assumed certain options to purchase DeSoto common stock and converted them to options to acquire approximately 147,000 shares of Keystone common stock at prices of $5.86 to $13.56 per share. Keystone also assumed certain DeSoto warrants giving holders the right to acquire the equivalent of 447,900 shares of Keystone common stock at a price of $9.38 per share.

     The Acquisition included the simultaneous merger of Keystone's three underfunded defined benefit pension plans with and into DeSoto's overfunded defined benefit pension plan, which resulted in an overfunded plan for financial reporting purposes. See Note 7.

     Pursuant to the Merger Agreement, Keystone was obligated to, and has caused DeSoto to pay, approximately $5.9 million to certain of DeSoto's trade creditors who were parties to a trade composition agreement with DeSoto. DeSoto was required to pay an additional $1.4 million, plus interest at 8%, to such trade creditors before September 27, 1997, and such amounts were paid by DeSoto in February 1997. Additionally, Keystone was obligated to immediately pay to the holders of DeSoto preferred stock approximately $1.6 million in accumulated, unpaid dividends, which amounts were also paid. See Note 10.

     As a result of these and other transactions related to the Acquisition, Keystone required additional funding from its primary lender. In order to obtain such additional funds, Keystone received the consent of the Pension Benefit Guaranty Corporation (the "PBGC") to increase Keystone's allowable borrowings by $20 million upon consummation of the Acquisition and the merger of the Keystone defined benefit pension plans with and into the DeSoto defined benefit pension plan. The PBGC's consent was required due to prior agreements with the PBGC whereby Keystone agreed to certain borrowing restrictions.

     Keystone accounted for the Acquisition by the purchase method of accounting and, accordingly, DeSoto's results of operations and cash flows are included in the Company's consolidated financial statements subsequent to the Acquisition. The purchase price has been allocated to the individual assets acquired and liabilities assumed of DeSoto based upon preliminary estimated fair values. The actual allocation of the purchase price may be different from the preliminary allocation due to adjustments in the purchase price and refinements in estimates of the fair values of the net assets acquired.

     The following pro forma financial information has been prepared assuming the Acquisition and the simultaneous merger of the defined benefit pension plans occurred as of January 1, 1995. The pro forma financial information also reflects adjustments to assume that (i) the April 1996 sale of DeSoto's Union City, California business, and (ii) the 1995 sales of DeSoto's businesses in Thornton and South Holland, Illinois had both occurred on December 31, 1994.
The pro forma financial information is not necessarily indicative of actual results had the transactions occurred at the beginning of the periods, nor do they purport to represent results of future operations of the merged companies.

                                                                               Years ended December 31,

                                                                            1995                       1996

                                                                                        (Unaudited)
                                                                (In millions, except per share data)
Revenues and other income                                                  $364.0                     $343.4
Net income                                                                 $  9.2                     $  3.3
Net income available to common stockholders                                $  8.7                     $  2.9
Net income per Keystone common share                                       $  .93                     $  .31

     Pro forma net periodic pension expense for 1995 and 1996, assuming the Acquisition and pension plan merger occurred January 1, 1995, approximates $5.3 million and $1.7 million, respectively, as compared to historical pension expense of $8.7 million and $3.7 million for 1995 and 1996, respectively.

NOTE 3 - INVENTORIES

     Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 73% and 72% of the inventories held at December 31, 1995 and 1996, respectively. The first-in, first-out or average cost methods are used to determine the cost of all other inventories.


                                                                                        December 31,

                                                                                        1995           1996

                                                                                       (In thousands)
Raw materials:
  Steel and wire products                                                               $12,669        $12,548
  Household cleaning products                                                              -               526

                                                                                         12,669         13,074

Work in process -
  Steel and wire products                                                                13,825         12,824


Finished products:
  Steel and wire products                                                                10,258          9,954
  Household cleaning products                                                              -                96

                                                                                         10,258         10,050

Supplies -
  Steel and wire products                                                                13,552         13,612

                                                                                         50,304         49,560


Less LIFO reserve:
  Steel and wire products                                                                14,673         12,996
  Household cleaning products                                                              -                31

                                                                                         14,673         13,027


                                                                                        $35,631        $36,533

































NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT




























                                                                                         December 31,

                                                                                        1995           1996

                                                                                       (In thousands)
Commercial credit agreements:
  Revolving credit facility                                                             $14,561        $31,095
  Term loan                                                                              13,050         19,166
Urban and Community Development Assistance Grants,
  interest at 8%, due in semi-annual installments
  through 2003                                                                            1,444          1,267
Other                                                                                       890            252

                                                                                         29,945         51,780
  Less current maturities                                                                18,750         34,760


                                                                                        $11,195        $17,020














     In connection with the Acquisition, the Company's $35 million revolving credit facility was amended and increased to $55 million. See Note 2. The revolving credit facility, as amended, is collateralized primarily by the Company's trade receivables and inventories, bears interest at 1% over the prime rate and matures December 31, 1999. During 1995 and 1994 the facility bore interest at 1.5% over the prime rate. The effective interest rate was 10.25% and 9.25% at December 31, 1995 and 1996, respectively. The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit (approximately $.3 million at December 31, 1996). At December 31, 1996, the additional available borrowings under this credit facility were $16.7 million. This credit facility requires the Company's daily cash receipts to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances.

     Also in connection with the Acquisition, the Company's term loan was increased from $10.5 million to $20 million and the proceeds therefrom were used to reduce the revolving credit facility. The term loan, as amended, also bears interest at the prime rate plus 1% and is due in monthly installments of $.3 million plus accrued interest through November 1999 with one final installment of the remaining principal and interest on December 31, 1999. The term loan is with the same financial institution that provides the Company's revolving credit facility and requires compliance with the restrictive covenants, security agreement and certain other terms of the revolving credit facility and is further collateralized by the Company's property, plant and equipment. The term loan becomes due and payable if the Company terminates its revolving credit facility.

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

     The aggregate maturities of notes payable and long-term debt are shown in the table below.

























Year ending December 31,                                                                     Amount

                                                                                         (In thousands)
1997                                                                                               $34,760
1998                                                                                                 3,619
1999                                                                                                12,757
2000                                                                                                   242
2001                                                                                                   262
2002 and thereafter                                                                                    140

                                                                                                   $51,780



















     At December 31, 1996, total collateralized obligations, including deferred pension contributions (see Note 7), amounted to $58.3 million.

NOTE 5 - INCOME TAXES

     Summarized below are (i) the differences between the provision for income taxes and the amounts that would be expected using the U. S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision for income taxes.






















                                                                           Years ended December 31,

                                                                             1994          1995          1996

                                                                               (In thousands)
Expected tax expense, at statutory rate                                     $ 4,336        $ 2,827       $ 1,484
U.S. state income taxes, net                                                    557            171            11
Other, net                                                                      (65)           193           161


  Provision for income taxes charged to
    results of operations                                                     4,828          3,191         1,656
Stockholders' equity - pension component                                        978         (1,580)        2,272


  Comprehensive provision for income taxes                                  $ 5,806        $ 1,611       $ 3,928



Comprehensive provision for income taxes:
  Currently payable:
    U.S. federal                                                            $   943        $ 3,095       $ 5,428
    U.S. state                                                                  294            254           788
    Benefit of loss carry forwards                                           (2,247)        (1,271)          (23)
    Alternative minimum tax liability (credits)                               1,663           (637)       (3,288)


      Net currently payable                                                     653          1,441         2,905
  Deferred income taxes, net                                                  5,153            170         1,023



                                                                            $ 5,806        $ 1,611       $ 3,928

































     Prior to the Acquisition, the Company believed a portion of its gross deferred tax assets did not meet a "more likely than not" relizability test and accordingly, provided a $30 million valuation allowance. As a result of the Acquisition and related transactions, Keystone eliminated the $30 million deferred tax asset valuation allowance as part of the purchase price allocation for the Acquisition. The net deferred tax asset valuation allowance amounted to $30 million at December 31, 1995. There was no change in the valuation allowance during 1994 or 1995.

     During 1995 and 1996, the Company was subject to the regular U.S. federal statutory income tax rate of 35%, but utilized alternative minimum tax credit carry forwards to reduce its current federal income tax payable to an amount equal to the alternative minimum tax. At December 31, 1996, the Company had approximately $3.2 million of alternative minimum tax credit carry forwards which have no expiration date.

     The components of the net deferred tax asset are summarized below.












                                                                        December 31,
                                                                     1995                1996

                                                                Assets     Liabilities     Assets    Liabilities

                                                                       (In thousands)
Tax effect of temporary differences relating to:
  Inventories                                                   $ 1,866    $   -          $  2,202     $  -
  Property and equipment                                           -         (8,189)          -         (5,792)
  Accrued pension cost                                           10,603        -              -           -
  Prepaid pension                                                  -           -              -        (40,843)
  Accrued OPEB cost                                              41,202        -            42,583        -
  Accrued liabilities and other deductible
   differences                                                    7,325        -            14,317        -
  Other taxable differences                                        -         (1,183)          -         (6,228)
  Net operating loss carry forwards                                -           -             9,109        -
  Alternative minimum tax credit carryforwards                    6,546        -             3,214        -
Valuation allowance                                             (30,000)       -              -           -


    Gross deferred tax assets (liabilities)                      37,542      (9,372)        71,425     (52,863)
Reclassification, principally netting by tax
 jurisdiction                                                    (9,372)
                                                                              9,372        (52,863)     52,863


    Net deferred tax asset (liability)                           28,170        -            18,562        -
Less current deferred tax asset, net of prorata
  allocation of valuation allowance in 1995
                                                                  3,685        -            16,381        -



    Noncurrent deferred tax asset (liability)                   $24,485    $   -           $ 2,181    $   -
































       Significant fluctuations in several components of the net deferred tax asset resulted from the Acquisition and simultaneous merger of the Company's pension plans, including the pre-acquisition net operating loss carryforwards generated by DeSoto which are approximately $9.1 million and which expire from 2003 through 2009. These net operating loss carry forwards can be used to reduce the future taxable income of the Company, subject to certain statutorially-imposed limitations. A nominal amount of the acquired net operating loss carryforward was utilized in 1996 subsequent to the Acquisition.

       Prior to the Acquisition, DeSoto received a Report of Tax Examination Changes from the Internal Revenue Service that proposes adjustments resulting in additional taxes due of $6.5 million and penalties of $1.4 million, as well as an unspecified amount of interest for the years 1990 through 1993. DeSoto has filed a formal appeal of the proposed adjustments, and the Company believes the resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations. At December 31, 1996, DeSoto has accrued an estimate of its liability related to this matter.

NOTE 6 - STOCK OPTIONS, WARRANTS AND STOCK APPRECIATION RIGHTS PLAN

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

     The Keystone Consolidated Industries, Inc. 1992 Non-Employee Director Stock Option Plan (the "Director Plan") provides that each non-employee director of the Company will annually be automatically granted an option to purchase 1,000 shares of the Company's common stock. Options are granted at a price equal to the fair market value of such stock on the date of the grant, vest one year from the date of the grant and expire five years from the date of the grant. Up to 50,000 shares of the Company's common stock may be issued pursuant to the Director Plan.

     Prior to the Acquisition, DeSoto granted stock options to certain employees, consultants, and non-employee directors under a DeSoto stock plan adopted in 1992 (the "DeSoto Options"). The options granted to employees and consultants were qualified stock options (the "ISO Options") and the options granted to non-employee directors were non-qualified options. The ISO Options vest equally over the three years subsequent to the first anniversary of the grant date and are exercisable for a period of 10 years from the grant date.
The non-qualified options are exercisable immediately upon grant and are exercisable for a period of 10 years from the grant date. All options were granted at prices equal to the fair market value of the stock on the dates the options were granted. Upon consummation of the Acquisition, each then outstanding DeSoto Option was assumed by Keystone and converted into an option to acquire that number of shares of Keystone Common Stock equal to the number of shares of DeSoto Common Stock subject to such DeSoto Option multiplied by .7465 (the "Exchange Ratio"). The exercise price of such DeSoto Options was also adjusted by dividing such exercise price by the Exchange Ratio. The other terms of the DeSoto Options, including vesting schedules, remain unchanged. The Keystone options exchanged for the former DeSoto options expire two years from the date of the Acquisition. Also effective with the Acquisition, the former DeSoto 1992 stock plan was terminated.

     Changes in outstanding options, including 25,000 options outstanding under a prior plan pursuant to which no further grants can be made are summarized in the table below.

                                                    Price per    Amount payable
                                        Options      share        upon exercise

Outstanding at December 31, 1993        179,500   $ 8.53-15.81     $1,950,304
  Granted                                 9,900    10.25-11.25        106,475
  Exercised                             (61,500)    8.53-15.77       (535,252)
  Canceled                              (16,300)    8.75-15.77       (226,825)


Outstanding at December 31, 1994        111,600     8.75-15.81      1,294,702
  Granted                                 5,000          13.38         66,875
  Exercised                                (200)          8.75         (1,750)
  Canceled                              (21,000)         15.77       (331,102)


Outstanding at December 31, 1995         95,400     8.75-15.81      1,028,725

  Granted                               185,000     8.13-11.00      1,517,500
  Assumed in Acquisition                147,062     5.86-13.56      1,351,519
  Exercised                              (3,733)          6.20        (23,130)
  Canceled                              (18,733)    8.75-15.81       (234,980)

Outstanding at December 31, 1996        404,996    $5.86-13.56     $3,639,634



     The following table summarizes weighted average information about fixed stock options outstanding at December 31, 1996.

























                                       Outstanding                                      Exercisable

                                           Weighted Average                                Weighted Average

      Range of                         Remaining                                        Remaining
      Exercise                        Contractual        Exercise                      Contractual        Exercise
       Prices           Options          Life              Price        Options           Life              Price

$5.86-$8.75          264,170        7.4 years              $ 8.01         67,970     2.3 years             $ 7.53
$9.21-$13.56         140,826        1.9                    $10.82        132,886     1.7                   $10.82

                     404,996        5.5                    $ 8.99        200,856     1.9                   $ 9.71


















     During 1994, the Company awarded 19,200 shares of restricted stock under the terms of the 1992 Option Plan as partial consideration for compensation that had been accrued at December 31, 1993. The restricted stock vested 40% six months after the award date, increasing to 70% 18 months after the award date and 100% two years after the award date. During 1994 and 1996, 1,800 and 700 shares, respectively, of restricted stock were forfeited. At December 31, 1996, all remaining shares had been issued.

     At December 31, 1996, options to purchase 200,856 shares were exercisable (43,670 shares exercisable at prices lower than the December 31, 1996 quoted market price of $8.25 per share) and options to purchase an additional 82,120 shares will become exercisable in 1997. At December 31, 1996, an aggregate of 82,700 shares were available for future grants under the 1992 Option Plan and the Director Plan.

     Prior to the Acquisition, DeSoto had granted warrants to the holders of DeSoto preferred stock to purchase 1,200,000 shares of DeSoto common stock at an exercise price of $7.00 per share. In connection with the Acquisition, warrants to purchase 600,000 shares were terminated and the remaining 600,000 warrants were converted to warrants to purchase 447,900 shares of Keystone common stock at an exercise price of $9.38 per share. The warrants are exercisable through July 1998. At December 31, 1996, none of the warrants to purchase Keystone common stock had been exercised.

     Had the Company elected to account for stock-based employee compensation for all awards granted after 1994 in accordance with the fair value based accounting method of SFAS No. 123, the impact on the Company's reported net income available to common stockholders and related per share amounts for 1995 and 1996 would not be material.

NOTE 7 - EMPLOYEE BENEFIT PLANS

     Prior to the Acquisition, the Company maintained three noncontributory defined benefit pension plans covering most of its employees. The Acquisition included the simultaneous merger of Keystone's three underfunded defined benefit pension plans with and into DeSoto's single overfunded defined benefit pension plan (the "Plan") resulting in an overfunded plan for financial reporting purposes. As a result, Keystone's unrecognized pension obligation asset, additional minimum pension liability and pension liabilities adjustment component of stockholders' equity at September 27, 1996 were eliminated.

     Pension benefits are based on a combination of stated percentages of each employee's wages and the method of calculating benefits under each of the former plans remain unchanged as a result of the plan merger. At December 31, 1996, approximately 68% of the Plan assets were invested in a collective investment trust (the "Collective Trust") formed by Valhi, Inc., a majority-owned subsidiary of Contran, to permit the collective investment by trusts which implement employee benefit plans maintained by Contran, Valhi and related companies, including the Company. The remainder of the Plan assets at December 31, 1996 were invested in United States Treasury Notes, corporate bonds and notes, investment partnerships, time deposits, commercial paper, interest rate futures, forward exchange contracts, foreign currency, certain real estate leased by the Company, various mutual funds invested in bonds, equity and real estate, mortgages and other short-term investments. Prior to the Acquisition, significantly all of the pension plan assets were invested in the Collective Trust. Harold C. Simmons is the sole trustee and the sole member of the Trust Investment Committee for such trust.

     In addition, during years prior to the Acquisition, DeSoto sold four of its real properties to its pension plan for approximately $10.6 million. Those properties are still owned by the Plan and are leased to DeSoto. These real properties amounted to approximately 3% of the Plan's assets at December 31, 1996. See Note 16.

     The Company's funding policy is to contribute amounts equal to, or exceeding, minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company was granted funding waivers from the Internal Revenue Service ("IRS") to defer the annual pension plan contributions for the 1980, 1984 and 1985 plan years, which, in the aggregate, amounted to $31.7 million. The deferred amounts, with interest, were payable by the Company over fifteen years. At December 31, 1996, the remaining balance of such deferred contributions was approximately $6.5 million. These deferred contributions are collateralized by a lien on all of the Company's assets. Due to the merger of the pension plans, the Company will no longer be required to make these deferred contributions provided the Plan maintains a specified funded status.

     The components of net periodic pension cost are presented in the table below.














                                                                       Years ended December 31,

                                                                         1994            1995           1996

                                                                            (In thousands)
Service cost                                                            $ 2,601         $ 1,811         $ 2,214
Interest cost on projected benefit obligation                            13,691          14,460          15,258
Actual (return)/loss on plan assets                                       1,272         (22,633)        (37,968)
Net amortization and deferral                                            (8,621)         15,022          24,170


  Net periodic pension cost                                             $ 8,943         $ 8,660         $ 3,674




















     The Company evaluates the discount rate used in determining the actuarial present values of its pension obligations in response to changes in interest rate trends and, if appropriate, adjusts the rate annually. The discount rate used at December 31, 1996 was 7.5% (1995 - 7.5%, 1994 - 8.5%). The 1% decrease in 1995 resulted in, among other things, an increase in noncurrent pension liability of $14.7 million and a $9.0 million charge to stockholders' deficit.

     Future variances from actuarially assumed rates, including the rate of return on pension plan assets, may result in increases or decreases to prepaid pension costs, deferred taxes, pension expense or credit, and funding requirements.

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









                                                                                      December 31,

                                                                                      1995             1996

                                                                                      (In thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                                                          $182,612         $272,855



  Accumulated benefit obligation                                                     $183,143         $273,792



  Projected benefit obligation                                                       $192,192         $281,915
Plan assets at fair value                                                             136,752          328,783


Plan assets in excess of (less than) projected
  benefit obligation                                                                  (55,440)          46,868
Unrecognized net loss from experience different from
  actuarial assumptions                                                                54,589           51,291
Unrecognized net obligation being amortized over
  15-19 years                                                                           8,373            6,567
Adjustment required to recognize minimum liability                                    (53,914)            -


     Total prepaid (accrued) pension cost                                             (46,392)         104,726
Less current portion                                                                   (7,170)            -



     Noncurrent prepaid (accrued) pension cost                                       $(39,222)        $104,726
































     The Company maintains several defined contribution plans covering most of its employees. The Company contributes the lesser of an amount equal to the participants' contributions or a formula established by the Board of Directors. Expense related to these plans was $2.4 million in 1994, $2.3 million in 1995 and $2.2 million in 1996.


NOTE 8 - OTHER ACCRUED LIABILITIES






















                                                                                       December 31,

                                                                                      1995             1996

                                                                                      (In thousands)
Current:
  Salary, wages, vacations and other employee expenses                                $ 9,342          $11,085
  Environmental                                                                         4,111            5,354
  Accrued excise tax and related interest                                               1,033             -
  Disposition of former facilities                                                        301            3,518
  Self insurance                                                                        1,247            1,585
  Legal and professional                                                                  310            1,542
  Other                                                                                 2,953            5,547


                                                                                      $19,297          $28,631


Noncurrent:
  Environmental                                                                       $ 6,677          $12,787
  Deferred gain                                                                          -               2,383
  Other                                                                                 1,787            1,296


                                                                                      $ 8,464          $16,466





       The deferred gain relates to the sale of certain DeSoto properties to DeSoto's pension plan. See Note 16.

NOTE 9 - POST RETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company currently provides, in addition to pension benefits, medical and life insurance benefits for certain retired employees of currently owned businesses as well as for certain retirees of businesses which have been sold or discontinued. Certain retirees are required to contribute to the cost of their benefits. Under plans currently in effect, most active employees would be entitled to receive OPEB upon retirement. OPEB expense for the years ended December 31, 1994, 1995 and 1996 was composed of the following:


















                                                                              December 31,

                                                                         1994            1995            1996

                                                                                   (In thousands)
Service cost                                                             $1,396           $  985          $1,189
Interest cost on projected benefit obligation                             7,421            7,123           6,967
Amortization of prior service cost                                         (343)            (343)           (343)
Amortization of (gains) losses                                             -                (331)              9


    Total OPEB expense                                                   $8,474           $7,434          $7,822





















     The following table sets forth the actuarial present value of the estimated accumulated OPEB obligations, none of which have been funded.



























                                                                                          December 31,

                                                                                      1995          1996

                                                                                          (In thousands)
Actuarial present value of accumulated
 OPEB obligations:
  Current retirees                                                                   $ 69,701        $ 72,886
  Fully eligible active plan participants                                               1,636           1,026
  Other active plan participants                                                       25,263          25,621

                                                                                       96,600          99,533
Unrecognized net gain from experience different
  from actuarial assumptions                                                            4,150           5,102
Unrecognized prior service credit                                                       4,894           4,551


Total accrued OPEB cost                                                               105,644         109,186
Less current portion                                                                    7,776           8,368


    Noncurrent accrued OPEB cost                                                     $ 97,868        $100,818











     The rates used in determining the actuarial present value of the accumulated OPEB obligations were (i) discount rate - 7.5% in 1996 and 1995 and
(ii) rate of increase in future health care costs - 7% in 1997, gradually declining to 5% in 2006 and thereafter. If the health care cost trend rate was increased by one percentage point, OPEB expense would have increased $1.0 million in 1996 and the actuarial present value of accumulated OPEB obligations at December 31, 1996 would have increased $9.4 million.

     The Company evaluates the discount rate used in valuing its OPEB liabilities in response to changes in interest rate trends and, if appropriate, adjusts the rate annually. A one percent change in the discount rate results in an approximate $8 million change in accumulated OPEB obligation.

NOTE 10 - REDEEMABLE PREFERRED STOCK:

     In connection with the Acquisition, Keystone issued 435,456 shares of Keystone Series A Senior Preferred Stock for all of the outstanding preferred stock of DeSoto. The preferred stock may be redeemed by Keystone, in whole or, from time to time, in part, at a cash redemption price equal to $8.0375 per share (an aggregate of $3.5 million) plus all accrued but unpaid dividends thereon, whether or not earned or declared (the "Liquidation Preference"), at any time after July 21, 1997 or at certain other times. Dividends are payable to holders of the preferred stock quarterly, at the rate of 8% of the Liquidation Preference. If such dividends are in arrears for four quarterly periods, dividends for any subsequent quarterly periods are payable to holders of the preferred stock at the rate of 10% of the Liquidation Preference. At December 31, 1996, there were no dividend arrearages with respect to the preferred stock.


     Holders of the preferred stock are entitled to one vote for each share of such stock, voting together as one class with holders of Keystone's common stock. If the accrued dividends for two or more quarterly dividend periods shall not have been paid to holders of any shares of the Company's preferred stock, holders of a majority of such stock shall have the exclusive right, voting as a separate class, to elect two directors of Keystone.

NOTE 11 - RELATED PARTY TRANSACTIONS

     The Company  may be deemed  to be controlled  by Harold  C. Simmons (see
Note 1). Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in various transactions with related parties, including the Company. Such transactions may include, among other things, management and expense sharing arrangements, advances of funds on open account, and sales, leases and exchanges of assets. It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties. Depending upon the business, tax and other objectives then relevant, the Company may be a party to one or more such transactions in the future. See also Note 16.

     J. Walter Tucker, Jr., Vice Chairman of the Company, is a principal stockholder of Tucker & Branham, Inc., Orlando, Florida. Although the Company does not pay Mr. Tucker a salary, the Company has contracted with Tucker & Branham, Inc. for management consulting services by Mr. Tucker. Fees paid to Tucker & Branham, Inc. were $66,000 in 1994, $50,000 in 1995 and $79,000 in
1996.

     Under the terms of an Intercorporate Services Agreement with Contran, Contran and related companies perform certain management, financial and administrative services for the Company on a fee basis. Aggregate fees incurred by the Company pursuant to this agreement were $640,000 in 1994, $500,000 in 1995 and $465,000 in 1996. In addition, the Company purchased certain aircraft services from Valhi in the amount of $128,000 in 1994, $150,000 in 1995 and $172,000 in 1996.

     Certain of Keystone's property, liability and casualty insurance risks are insured or partially reinsured by a captive insurance subsidiary of Valhi. The premiums paid in connection therewith were approximately $98,000 in 1994, $39,000 in 1995 and $689,000 in 1996.


NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)




















                                                        March 31,        June 30,     September 30,    December 31,

                                                        (In thousands, except per share data)
Year ended December 31, 1996:
  Net sales                                              $79,463         $90,655          $82,703         $78,354
  Gross profit                                             5,076           7,367            8,172          13,411
  Net income (loss)                                      $(1,137)        $   810          $   792         $ 2,119




  Net income (loss) available for common shares          $(1,137)        $   810          $   792         $ 2,049




  Net income (loss) available for common shares
   per common and common equivalent share                $  (.20)        $   .14          $   .14         $   .22



Year ended December 31, 1995:
  Net sales                                              $90,768         $95,482          $82,921         $76,486
  Gross profit                                             7,491          11,255            6,539           7,463
  Net income (loss) available for common shares          $   255        $  2,876          $   759         $   997



  Net income (loss) available for common shares per

   common and common equivalent share                    $   .05       $     .50          $   .14         $   .17
































       Due to the timing of the issuance of common stock in connection with the Acquisition, the sum of 1996 net income (loss) available for common shares per common and common equivalent share is different than net income (loss) available for common shares per common and common equivalent share for the full year.

NOTE 13 - JOINT VENTURE

     In November 1994, the Company entered into a Joint Venture Agreement with an unrelated party and formed Engineered Wire Products, Inc. ("EWP"), a manufacturer and distributor of wire mesh, which previously operated as a division of the unrelated party. The Company obtained a 20% interest in EWP, in exchange for contributions of $1 million in cash and equipment in 1994 and $1 million in cash and inventory in 1995. In connection with the Joint Venture Agreement, the Company also entered into a Shareholders' Agreement which gives the Company the exclusive option to acquire the remaining 80% interest in EWP at fair market value for a period of five years. The Company accounts for its interest in EWP under the equity method. At December 31, 1995 and 1996, the Company's investment in EWP amounted to $2.1 million and $2.4 million, respectively, and is included in other assets. Earnings from the Company's investment in EWP amounted to $21,000, $125,000 and $225,000 in 1994, 1995 and 1996, respectively, and are recorded in other income. The Company's underlying equity in net assets of EWP amounted to $1.5 million and $1.7 million at December 31, 1995 and 1996, respectively. Sales by the Company to EWP during 1994, 1995 and 1996 amounted to $2.3 million, $13.5 million and $9.9 million, respectively. The Company did not have any receivables from EWP at December 31, 1995 and receivables from EWP amounted to $508,000 at December 31, 1996. Inventory purchased from the Company and held by EWP at December 31, 1995 and 1996 was insignificant.


NOTE 14 - OPERATIONS

     The Company's operations are comprised of two segments; the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets and the manufacture and sale of household cleaning products. The Company's steel and wire products are distributed primarily in the Midwestern and Southwestern United States. The Company's household cleaning products are sold primarily to a single customer, Sears.























Business Segment                            Principal entities                      Location

Steel and wire products                     Keystone Steel & Wire                   Peoria, Illinois
                                            Sherman Wire                            Sherman, Texas
                                            Sherman Wire
                                             of Caldwell, Inc.                      Caldwell, Texas
                                            Keystone Fasteners                      Springdale, Arkansas
                                            Fox Valley Steel & Wire                 Hortonville,  Wisconsin
                                            Engineered Wire Products*               Upper Sandusky, Ohio

Household cleaning products                 DeSoto                                  Joliet, Illinois

*  Unconsolidated 20% equity affiliate.














































                                                                                 Years ended December 31,

                                                                             1994         1995          1996

                                                                                (In millions)
                                                                                           <c
Net sales:


  Steel and wire products                                                    $364.4        $345.7       $328.7
  Household cleaning products                                                    -            -            2.5

                                                                             $364.4        $345.7       $331.2



Operating income (loss):
  Steel and wire products                                                    $ 12.9        $ 11.3       $ 10.9
  Household cleaning products                                                 -             -              (.2)

                                                                               12.9          11.3         10.7


General expenses and other, net (credit)                                        1.7           (.2)         2.8
Interest expense (credit)                                                      (1.2)          3.4          3.7


    Income before income taxes                                               $ 12.4        $  8.1       $  4.2







     All of the Company's capital expenditures and depreciation expense during the years ended December 31, 1994, 1995 and 1996 related to the Company's steel and wire products segment.



























                                                                                           December 31,

                                                                                       1995               1996

                                                                                           (In millions)
Identifiable assets:
  Business segments:
    Steel and wire products                                                            $157.3            $166.4
    Household cleaning products                                                           -                 2.6

                                                                                        157.3             169.0
  Corporate                                                                              41.5             133.4

                                                                                       $198.8            $302.4

















     Corporate assets consist principally of pension related assets, restricted investments, deferred tax assets and corporate property, plant and equipment.

     Export sales were $2.8 million in 1994, $.9 million in 1995 and $1.5 million in 1996. These export sales were primarily to Canada and Mexico in 1994 and Canada in 1995 and 1996.

NOTE 15 - ENVIRONMENTAL MATTERS

     At December 31, 1996, the Company's financial statements reflected total accrued liabilities of $18.1 million to cover estimated remedial costs arising from environmental issues, including those discussed below. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be, asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

     The Company has adopted Statement of Position 96-1, "Environmental Remediation Liabilities," ("SOP 96-1"). The impact on the Company's financial statements of adoption of SOP 96-1 in 1996 was not material.

Peoria facility

     The Company is currently involved in the closure of inactive waste disposal units at its Peoria facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992. The original closure plan provides for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. The
Company recorded an estimated liability for remediation of the impoundments and waste piles based on a six phase remediation plan. The Company adjusts the recorded liability for each Phase as actual remediation costs become known. During the remediation of Phase I, which was completed in 1994, the Company discovered additional contaminated soils and recorded a charge of $3.1 million for the treatment and disposal costs related to the additional soils. During 1995, the Company began remediation of Phases II and III and completed these Phases, as well as Phase IV during 1996. In addition, the Company began remediation of Phase V during 1996. During 1995, additional contaminated soils were discovered and the Company recorded a charge of $2.4 million for the remediation costs for Phases II and III. During 1996, the Company's actual remediation costs for Phase IV was greater than the recorded accrual and as such, the Company recorded an additional charge of $2.8 million. In addition, based on new cost estimates developed in 1996, the Company recorded an additional charge of $3.6 million (approximately $2.0 million in the fourth quarter) representing the estimated costs remaining to be incurred relating to the uncompleted phases. At December 31, 1996, the Company has a $9.1 million accrual representing the estimated costs remaining to be incurred relating to the remediation efforts, exclusive of capital improvements. The remediation is currently expected to be complete in 1998. Pursuant to agreements with the IEPA and Illinois Attorney General's office, the Company is depositing $3 million into a trust fund over a six-year period ending July 1999. The Company cannot withdraw funds from the trust fund until the fund balance exceeds the sum of the estimated remaining remediation costs plus $2 million. At December 31, 1995 and 1996 the trust fund had balances of $2.4 million and $2.8 million, respectively, which amounts are included in other noncurrent assets because the Company does not expect to have access to any of these funds until after 1998.

"Superfund" sites - Keystone

     The Company is subject to federal and state "Superfund" legislation that imposes cleanup and remediation responsibility upon present and former owners and operators of, and persons that generated hazardous substances deposited upon, sites determined by state or federal regulators to contain hazardous substances. The Company has been notified by the United States Environmental Protection Agency ("U.S. EPA") that the Company is a potentially responsible party ("PRP") under the federal "Superfund" legislation for the alleged release or threat of release of hazardous substances into the environment at three sites. These situations involve cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. At December 31, 1995 and 1996, the Company had accrued a total liability related to these three sites of $1,121,000. The Company believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the three "Superfund" sites discussed below and has recorded receivables for the estimated insurance recoveries.

     In July 1991, the United States filed an action against a former division of the Company and four other PRP's in the United States District Court for the Northern District of Illinois (Civil Action No. 91C4482) seeking to recover investigation and remediation costs incurred by U.S. EPA at the Byron Salvage Yard, located in Byron, Illinois. In April 1992, Keystone filed a third-party complaint in this civil action against 15 additional parties seeking contribution in the event the Company is held liable for any response costs at the Byron site. Neither the Company nor the other designated PRPs are performing any investigation of the nature and extent of the contamination.
U.S. EPA has possession of the site, is conducting the remedial investigation. In July 1993, the U.S. EPA made available for inspection records documenting approximately $10 million in investigation and remediation costs incurred at the site and produced copies of the laboratory results on groundwater samples taken as a part of the ongoing remedial investigation. During 1994, U.S. EPA released its remedial investigation study showing ground water contamination, however U.S. EPA has not completed a feasibility study or risk assessment for the site. Until U.S.
EPA releases its Final Record of Decision, the Company will not know whether U.S. EPA will require any further groundwater remediation measures. In December 1996, Keystone, U.S. EPA and the Department of Justice entered into the Fifth Partial Consent Decree to settle Keystone's liability for EPA response costs incurred at the site through April 1994 for a payment of $690,000. Under the agreement Keystone is precluded from recovering any portion of the $690,000 settlement payment from other parties to the lawsuit. In January 1997, Keystone paid the $690,000 settlement. Keystone will remain potentially liable for EPA response costs incurred after April 30, 1994, and natural resource damage claims, if any, that may be asserted in the future. Keystone has a verbal agreement with its insurer to recover a portion of the $690,000 payment.

     In September 1991, the Company along with 53 other PRP's, executed a consent decree to undertake the immediate removal of hazardous wastes and initiate a Remedial Investigation/Feasibility Study ("RI/FS") of the Interstate Pollution Control site located in Rockford, Illinois. The Company's percentage allocation within the group of PRP's agreeing to fund this project is currently 2.14%. However, the Company's ultimate allocation, and the ultimate costs of the RI/FS and any remedial action, are subject to change depending, for example, upon: the number and financial condition of the other participating PRPs, field conditions and sampling results, results of the risk assessment and feasibility study, additional regulatory requirements, and the success of a contribution action seeking to compel additional parties to contribute to the costs of the RI/FS and any remedial action. The project manager for the engineering firm conducting the RI/FS at the site has concluded the least expensive remedial option would be to cap the site and install and operate a soil vapor extraction system, at an estimated cost of approximately $2.6 million. The remedial investigation and feasibility study is expected to be completed during 1997.
The Company's current allocated share of the estimated least expensive remedial option is $56,000.


     In August 1987, the Company was notified by U.S. EPA that it is a PRP responsible for the alleged hazardous substance contamination of a site previously owned by the Company in Cortland, New York. There are four other PRPs participating in the RI/FS and a contribution action is pending against eleven additional viable companies which contributed wastes to the site. An estimate made by the principal engineering firm responsible for the management of the RI/FS indicated the cost of the least expensive remedial option is approximately $3 million. This option would involve the construction of a site cap and ground water monitoring. The likelihood that U.S. EPA will select this option will depend on, among other things, the results of the EPA's evaluation of the feasibility study. The Company's estimated share of the least expensive remedial option is $375,000.

DeSoto

     DeSoto is also subject to federal and state "Superfund" legislation and has been notified by U.S. EPA that it is a PRP under the federal "Superfund" legislation for the alleged release or threat of release of hazardous substances into the environment at several sites. DeSoto is also involved in remediation efforts at other non "Superfund" sites. All of these situations involve cleanup of landfills and other facilities which allegedly received hazardous substances generated by discontinued operations of DeSoto. DeSoto has a total of $7.7 million accrued at December 31, 1996 relative to these sites. Such accruals were recorded by DeSoto prior to the Acquisition. Although some insurance coverage is available to DeSoto relative to these sites, DeSoto has not recorded receivables for expected insurance proceeds at December 31, 1996.

     U.S. EPA has notified DeSoto it is a PRP responsible for the alleged hazardous substance contamination of the American Chemical Site ("ACS"), a chemical recycling facility located in Griffith, Indiana. The U.S. EPA alleges that DeSoto's discontinued operations sent its wastes directly to ACS during the 1950's through the 1980's and has assigned an allocation level of approximately 5.7% to DeSoto. Cleanup costs have previously been estimated to range from $40 million to $85 million. In prior years DeSoto has paid approximately $207,000 towards the cleanup of this site. DeSoto expects to vigorously defend any additional proceedings against it.

     Prior to the Acquisition, DeSoto was notified by U.S. EPA that it is one of 50 PRPs at the Chemical Recyclers, Inc. site in Wylie, Texas. Under a consent order from U.S. EPA, the PRP group has performed a removal action and an investigation of soil and groundwater contamination. Such investigation revealed certain environmental contamination. Certain PRPs that allegedly did not produce chlorinated solvents may argue they should not be responsible for groundwater cleanup or that responsibility should not be based on pure volume, but toxicity should be taken into account in allocating responsibility. It is not presently known whether DeSoto sent any chlorinated solvents to the site.
It is anticipated U.S. EPA will order further remedial action, the exact extent of which is not currently known. DeSoto has been allocated on a non-binding interim basis, approximately 10% of the costs for this Site.

     In 1984, U.S. EPA filed suit against DeSoto by amending a complaint against Midwest Solvent Recovery, Inc. et al ("Midco"). DeSoto was a defendant based upon alleged shipments to an industrial waste recycling storage and disposal operation site located in Gary, Indiana. The amended complaint sought relief under CERCLA to force the defendants to clean up the site, pay non compliance penalties and reimburse the government for past clean up costs. In June 1992, DeSoto settled its portion of the case by entering into a partial consent decree, and all but one of the eight remaining primary defendants and 93 third party defendants entered into a main consent decree. Under the terms of the partial consent decree, DeSoto agreed to pay its pro rata share (13.47%) of all costs under the main consent decree. At December 31, 1996 current estimates of total remaining remediation costs related to this site are approximately $20 million.
  In addition to certain amounts (totaling approximately $1.0 million at December
31, 1996) included in the trust fund discussed below, DeSoto also has certain credits (totaling $1.2 million at December 31, 1996) due to it under the partial consent decree. These credits can be used by DeSoto (with certain limitations) to fund its future liabilities under the partial consent decree.

     In 1995, DeSoto was notified by the Texas Natural Resource Conservation Commission ("TNRCC") that there were certain deficiencies in prior DeSoto reports to TNRCC relative to one of DeSoto's non-operating facilities located in Gainesville, Texas. In response to the TNRCC letter, DeSoto engaged an environmental consulting firm to report on additional potential remediation costs. Additional remediation costs are presently estimated to be between $1 million to $5 million.

     In December 1994, DeSoto was named in a complaint filed in the United States District Court for the Northern District of Indiana. The complaint alleges DeSoto and numerous other parties are jointly and severally responsible under the Comprehensive Environmental Response, Compensation and Liability Act for the cleanup and future cleanup, plus costs and legal fees at the Ninth Avenue Site in Gary, Indiana. The complaint also alleges DeSoto is responsible for its allocable share of such expenses and costs. DeSoto has entered into a settlement agreement which would resolve its liability at this site for a payment of $490,000.

     In December 1991, DeSoto and approximately 600 other PRPs were named in a complaint alleging DeSoto and the PRPs generated wastes that were disposed of at a Pennsauken, New Jersey municipal landfill. The plaintiffs in the complaint were ordered by the court to show in what manner the defendants were connected to the site. The plaintiffs provided an alleged nexus indicating garbage and construction materials from DeSoto's former Pennsauken facility were disposed of at the site and such waste contained hazardous material. In December 1992, the plaintiffs responded claiming enough information had been provided, to which DeSoto objected. The claim was dismissed without prejudice in August 1993. In 1996, DeSoto received an amended complaint containing the same allegations. This matter is in discovery stage at December 31, 1996. DeSoto has denied any liability with regard to this matter and expects to vigorously defend the action.

     In addition to the sites discussed above, DeSoto is allegedly involved at 26 other sites at which DeSoto does not expect significant liability.

     Under the terms of a 1990 asset purchase agreement of one of DeSoto's former businesses with Sherwin-Williams, $6.0 million of the sale's proceeds were used to establish a trust fund to fund potential clean-up liabilities. The trust agreement expires on October 26, 2000, or when the trust is depleted, whichever occurs first. A portion of the trust has been set aside with respect to a specific site; the agreement governing that portion of the trust expires on O ctober 26, 2008. DeSoto has access to the trust fund, subject to Sherwin-Williams' approval, for any expenses or liabilities incurred by DeSoto regarding environmental claims relating to the sites identified in the trust agreement. Sherwin-Williams has access to the trust fund, subject to DeSoto's approval, for any expenses or liabilities incurred as a result of DeSoto's failure to meet its obligations relating to the sites identified in the agreement. DeSoto was reimbursed approximately $131,000 during the period from the date of the Acquisition through December 31, 1996 from the trust to cover waste site payments. The balance in the trust fund, primarily invested in United States Treasury securities and classified as a restricted investment on the balance sheet, as of December 31, 1996 was approximately $4.5 million.

NOTE 16 - LEASE COMMITMENTS

     During years prior to the Acquisition, DeSoto completed the sale of its real properties in Joliet, Illinois, Columbus, Georgia, South Holland, Illinois and Union City, California, to a real property trust created by DeSoto's pension plan. This trust paid a total of approximately $10.6 million in cash for the properties and entered into ten-year leases of the properties to DeSoto. DeSoto's initial annual rental obligations under these leases totaled approximately $1.1 million plus insurance, taxes and maintenance. The gain on the sale of these properties is being amortized over the period of the related leases and is included in other accrued liabilities. See Note 8. The amount paid to DeSoto by the trust and DeSoto's annual rental obligation were based upon independent appraisals and approved by DeSoto's Board of Directors. Subsequent to these sale and lease-back transactions, and prior to the Acquisition, DeSoto ceased operations at its Columbus, Georgia and South Holland, Illinois locations. In addition, DeSoto sold its business in Union City, California. DeSoto has subleased the Columbus, Georgia and Union City, California locations and continues to make monthly rental payments to the pension plan for the amount by which its rental obligation exceeds the subtenants' rental obligations.

     Payments, net of subtenant rent payments, under these leases during the period from the date of the Acquisition through December 31, 1996, amounted to approximately $209,000.

     Future commitments under these leases, net of subleases are summarized below.








                                                                                   (In thousands)


                                                                         Lease              Sub
                                                                       commitment          rents          Net

1997                                                                    $1,367            $  482         $  885
1998                                                                     1,261               260          1,001
1999                                                                     1,261               263            998
2000                                                                     1,261               263            998
2001                                                                     1,220               247            973
2002 and thereafter                                                      1,703               150          1,553


                                                                        $8,073            $1,665         $6,408
















NOTE 17 -  OTHER COMMITMENTS AND CONTINGENCIES

Current litigation

       In 1992, a claim was filed against DeSoto in the Eastern Division of the Danish High Court by an insurance carrier to a third party, for property damage allegedly incurred when a fertilizer product manufactured by the third party, containing a chemical sold to that party by one of DeSoto's discontinued operations, allegedly caused or promoted, a fungus infection resulting in failure of certain tomato crops in the United Kingdom. The damages alleged are approximately $1.4 million. DeSoto's defense, with a reservation of rights, has been undertaken by one of its insurance carriers. The matter continues to proceed in Denmark, where jurisdiction has been conceded. During 1996, DeSoto received a report from its Danish counsel that an independent expert had largely confirmed DeSoto's position that its product was not the cause of the alleged damage.

       During 1996, DeSoto and more than 60 others were named as defendants in four litigations in which the estates of four individuals who died of leukemia allege their deaths were a result of exposure to benzene during the individual's maritime careers. All four cases were tendered to DeSoto's insurance carrier who have hired and provided defense counsel. Subsequently, one of the four cases was dismissed, but such dismissal is being appealed by the plaintiff.

       In 1991 action was filed in the District Court of Tarrant County, Texas, by various emergency healthcare providers against DeSoto, among others, claiming damages for alleged personal injuries purportedly related to an industrial accident involving a DeSoto employee at its former facility in Fort Worth, Texas. The case is set for trial in 1997. DeSoto's liability insurance covering this matter is subject to a $500,000 self insurance retention. At December
31, 1996, DeSoto had paid approximately $200,000 for the defense and partial settlement of this litigation and has accrued $300,000 relative to this case at December 31, 1996. Such accrual was recorded prior to the Acquisition.

       In August 1995, DeSoto commenced an action in the United States District Court for the District of New Jersey, seeking contract and declaratory relief with respect to environmental insurance coverage that DeSoto purchased from Liberty Mutual Insurance Company. The suit is currently pending in the United States District Court.

     The Company is also engaged in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of such proceedings is material in relation to the Company's consolidated financial position, results of operations or liquidity.

Settled litigation

     During 1993, the Company accrued an aggregate of $7.1 million for the estimated cost of excise taxes ($3.2 million) and related interest ($3.9 million) as a result of an unfavorable U.S. Supreme Court decision related to the Company's 1983 and 1984 contributions of certain real property to its pension plans. In addition, to avoid a second tier $9.6 million excise tax, the Company made a "correction" payment of $2.3 million to its pension plans. In 1994, pursuant to the terms of a Closing Agreement with the IRS, the Company made an additional "correction" payment of approximately $3.3 million to its pension plans and agreed to pay a total of $3.1 million in excise taxes and interest, in three equal installments, over a two-year period beginning in June 1994. As a result, in 1994 the Company recorded a $4 million reduction in previously accrued expenses related to this matter. At December 31, 1995 the remaining accrued liability related to this matter amounted to approximately $1 million which was subsequently paid in 1996.

Product supply agreement

     In 1996, the Company entered into a long-term product supply agreement (the "Supply Agreement") with a vendor. The Supply Agreement provides, among other things, that the vendor will construct a plant at the Company's Peoria, Illinois facility and, after completion of the plant, provide the Company with all, subject to certain limitations, of its gaseous oxygen and nitrogen needs for a 15 year period. In addition to specifying rates to be paid by the Company, including a minimum facility fee of approximately $1.2 million per year, the Supply Agreement also specifies provisions for adjustments to the rates and term of the Supply Agreement. At December 31, 1996 the vendor's plant was under construction.

Concentration of credit risk

     Steel and Wire Products. The Company sells its products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail distributors primarily in the Midwestern and Southwestern regions of the United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's ten largest customers accounted for approximately 29% of steel and wire product sales in 1994, 30% in 1995 and 33% in 1996, and approximately 33% and 27% of steel and wire products notes and accounts receivable at December 31, 1995 and 1996, respectively.









     Household cleaning products. The Company sells its household cleaning products to primarily one customer, Sears, Roebuck & Co. ("Sears"). The Company extends industry standard terms to its household cleaning products customers and, generally requires no collateral. During the period from the Acquisition through December 31, 1996, sales to Sears accounted for approximately 81% of totals sales related to household cleaning products. Receivables from Sears at December 31, 1996 amounted to approximately $2 million or 88% of receivables related to sales of household cleaning products.

     General. As discussed in Note 7, prior to the Acquisition, the assets of the Company's pension plan were primarily invested in the Collective Trust, and at December 31, 1996 approximately 68% of the pension plan assets were invested in the Collective Trust. Securities of a single issuer composed approximately 20% and 18%, respectively, of the Collective Trusts' net assets at December 31, 1995 and 1996, respectively. The common stock of this issuer is publicly traded on a national exchange. During 1995, the stock's high and low sales prices were $67.63 and $27.25 per share, respectively, and was $35.25 at the end of the year. During 1996, the stock's high and low sales prices were $50.63 and $35.63 per share, respectively, and was $47.63 at the end of the year.












                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          SCHEDULE II - VALUATION AND
                              QUALIFYING ACCOUNTS
                                 (In thousands)


























                                                               Additions

                                                 Balance at    Charged to    Deductions               Balance at
                                                  beginning     costs and     (net of                   end of
Description                                       of period     expenses    recoveries)   Other (A)     period

Year ended December 31, 1994:

  Allowance for doubtful accounts and
   notes receivable

                                                   $   435       $  128       $  (10)     $   -         $   553



  Deferred tax asset valuation allowance           $30,000       $  -         $ -         $   -         $30,000



Year ended December 31, 1995:

  Allowance for doubtful accounts and
   notes receivable

                                                   $   553       $  232       $ (248)     $   -         $   537



  Deferred tax asset valuation allowance           $30,000       $  -         $  -        $   -         $30,000



Year ended December 31, 1996:

  Allowance for doubtful accounts and
   notes receivable

                                                   $   537       $  190       $ (288)     $     30      $   469



  Deferred tax asset valuation allowance           $30,000       $ -          $ -         $(30,000)     $  -























[FN]
<F1>
(A)  Amounts relate to the acquisition of DeSoto.



























                      KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                 AND SUBSIDIARIES

                                  EXHIBIT INDEX



           signed copy


                      Agreement and Plan of Reorganization, dated as of June 26, 1996, between Registrant and DeSoto, Inc. (Incorporated by reference to Exhibit 2.1 of Registrant's Registration Statement on Form S-4 (Registration No. 333-09117)).

                      Certificate of Incorporation, as amended and filed with the
                      Secretary of State of Delaware (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

                      Bylaws of the Company, as amended and restated December
                      30,
                      1994 (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

                      First Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of September 27, 1996 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)
                      First Amendment to Term Loan and Security Agreement dated as of September 27, 1996 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

                      Intercorporate Services Agreement with Contran Corporation dated as of January 1, 1996. (Incorporated by reference to
                      Exhibit 10.3 to Registrant's Registration Statement on
                      Form
                      S-4 (Registration No. 333-09117)).

                      Preferred Stockholder Waiver and Consent Agreement between Registrant, Coatings Group, Inc., Asgard, Ltd. and Parkway M&A Capital Corporation, (collectively the "Sutton Entities") dated June 26, 1996. (Incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form S-4 (Registration No. 333-09117)).

                      Warrant Conversion Agreement between the Sutton Entities and Registrant dated June 26, 1996. Incorporated by reference to Exhibit 10.9 to Registrant's Registration Statement on Form S-4 (Registration No. 333-09117)).

                      Stockholders Agreement by and Among Registrant, the Sutton Entities, DeSoto and Contran, dated June 26, 1996. (Incorporated by reference to Exhibit 10.10 to Registrant's
                      Registration Statement on Form S-4 (Registration No. 333-09117)).

                      Subsidiaries of the Company.

                      Consent of Coopers & Lybrand, L.L.P.

                      Financial Data Schedule.

                          -K were filed during the quarter ended December 31, 1996.