Form 10-Q
period 1997-03-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1997-05-08
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period March 31, 1997


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

               Yes   X             No


Number of shares of common stock outstanding at May 8, 1997  9,263,898


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                     INDEX


                                                                       Page
                                                                      Number


PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 1996
            and March 31, 1997                                          3-4

         Consolidated Statements of Operations - Three months
            ended March 31, 1996 and 1997                                 5

         Consolidated Statements of Cash Flows - Three months
            ended March 31, 1996 and    1997 6

         Consolidated Statement of Redeemable Preferred Stock and
           Common Stockholders' Equity - Three months ended
           March 31, 1997                                                 7

Notes to Consolidated Financial Statements                             8-11

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        12-15


PART II.    OTHER INFORMATION

  Item 1.  Legal Proceedings                                 16

  Item 6.  Exhibits and Reports on Form 8-K                  16

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                      December 31,  March 31,
                       ASSETS                             1996         1997
Current assets:
  Notes and accounts receivable                         $35,974     $ 48,670
  Inventories                                            36,533       34,948
  Deferred income taxes                                  16,381       17,362
  Prepaid expenses                                        1,542        1,056

     Total current assets                                90,430      102,036
Property, plant and equipment                           262,441      266,770
Less accumulated depreciation                           169,833      172,934

     Net property, plant and equipment                   92,608       93,836

Other assets:
  Restricted investments                                  7,691        7,245
  Prepaid pension cost                                  104,726      105,476
  Deferred income taxes                                   2,181        1,053
  Other                                                   4,732        4,740

     Total other assets                                 119,330      118,514

                                                       $302,368     $314,386



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    December 31,   March 31,
                                                        1996          1997
Current liabilities:
  Notes payable and current maturities of
    long-term debt                                    $ 34,760     $ 48,425
  Accounts payable                                      34,419       33,047
  Accounts payable to affiliates                           159           55
  Accrued OPEB cost                                      8,368        8,385
  Other accrued liabilities                             28,631       28,799

      Total current liabilities                        106,337      118,711

Noncurrent liabilities:
  Long-term debt                                        17,020       16,162
  Accrued OPEB cost                                    100,818      101,090
  Negative goodwill                                     27,057       26,451
  Other                                                 16,466       15,139

      Total noncurrent liabilities                     161,361      158,842
Redeemable preferred stock                               3,500        3,500

Stockholders' equity:
  Common stock                                           9,920        9,994
  Additional paid-in capital                            46,347       46,882
  Accumulated deficit                                  (25,085)     (23,531)
  Treasury stock, at cost                                  (12)         (12)

      Total stockholders' equity                        31,170       33,333

                                                      $302,368     $314,386


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                           Three months ended
                                                                March 31,
                                                             1996       1997
Revenues and other income:
  Net sales                                               $79,463    $89,149
  Other, net                                                   32        199
                                                           79,495     89,348
Costs and expenses:
  Cost of goods sold                                       74,387     80,791
  Selling                                                   1,039      1,245
  General and administrative                                4,982      4,383
  Overfunded defined benefit pension credit                  -          (750)
  Interest                                                    967      1,390
                                                           81,375     87,059

    Income (loss) before income taxes                      (1,880)     2,289
Provision for income taxes (benefit)                         (743)       665

    Net income (loss)                                      (1,137)     1,624
Dividends on preferred stock                                 -            70


  Net income (loss) available for common shares           $(1,137)   $ 1,554


Net income (loss) available for common shares per
  common and common equivalent share                       $  (.20)  $   .17


Weighted average common and common equivalent
 shares outstanding                                         5,663      9,265



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Three months ended
                                                               March 31,
                                                            1996      1997
Cash flows from operating activities:
  Net income (loss)                                       $(1,137) $  1,624
  Depreciation and amortization                             3,554     2,986
  Deferred income taxes                                      (798)      147
  Other, net                                                  (90)      464
                                                            1,529     5,221
  Change in assets and liabilities:
    Notes and accounts receivable                         (10,736)  (12,793)
    Inventories                                             2,092     1,585
    Accounts payable                                         (328)   (1,476)
    Pension                                                (2,812)     (750)
    Other, net                                                734       370

      Net cash used by operating activities                (9,521)   (7,843)

Cash flows from investing activities:
  Capital expenditures                                     (4,824)   (4,901)
  Other, net                                                   29         7

      Net cash used by investing activities                (4,795)   (4,894)
Cash flows from financing activities:
  Revolving credit facility, net                           15,303    13,698
  Other notes payable and long-term debt:
    Additions                                                -          116
    Principal payments                                       (987)   (1,007)
  Preferred stock dividend payments                          -          (70)
      Net cash provided by financing activities            14,316    12,737

Net change in cash and cash equivalents                      -         -
Cash and cash equivalents, beginning of period               -         -

Cash and cash equivalents, end of period                 $   -     $   -


Supplemental disclosures - cash paid for:
  Interest, net of amount capitalized                    $    988  $  1,423
  Income taxes                                                316        48

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK
                        AND COMMON STOCKHOLDERS' EQUITY
                       Three months ended March 31, 1997
                                 (In thousands)

                                                                 Common stockholders' equity
                                  Redeemable               Additional
                                   preferred    Common       paid-in     Accumulated    Treasury
                                     stock       Stock       capital       (deficit)     stock       Total
Balance - December 31, 1996      $3,500       $9,920     $46,347        $(25,085)     <$>(12)     $31,170
Net income                         -            -           -              1,624         -          1,624
Issuance of common stock           -              74         535            -            -            609
Preferred dividends declared         70         -           -                (70)        -            (70)
Preferred dividends paid            (70)        -           -               -            -           -

Balance - March 31, 1997         $3,500       $9,994     $46,882        $(23,531)      $ (12)     $33,333



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     The consolidated balance sheet at December 31, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1997 and the consolidated statements of operations and cash flows for the interim periods ended March 31, 1996 and 1997, and the consolidated statement of redeemable preferred stock and common stockholders' equity for the interim period ended March 31, 1997, have each been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Annual Report").

     Contran Corporation ("Contran") holds, directly or through subsidiaries, approximately 41% of the Company's outstanding stock. Contran may be deemed to control the Company.

Note 2 - Acquisition

     On September 27, 1996, the stockholders of Keystone and DeSoto, Inc. ("DeSoto") approved the merger of the two companies (the "Acquisition") in which DeSoto became a wholly-owned subsidiary of Keystone. The Acquisition included the simultaneous merger of Keystone's three underfunded defined benefit pension plans with and into DeSoto's overfunded defined benefit pension plan, which resulted in an overfunded plan for financial reporting purposes.

     The following pro forma financial information has been prepared assuming the Acquisition and the simultaneous merger of the defined benefit pension plans occurred as of January 1, 1996. The pro forma financial information also reflects adjustments to assume that the April 1996 sale of DeSoto's Union City, California business occurred as of December 31, 1995. The pro forma financial information is not necessarily indicative of actual results had the transactions occurred at the beginning of the period, nor do they purport to represent results of future operations of the merged companies.

                                            Three months ended March 31, 1996


                                                 (In million, except per
                                                       share data)
Revenues and other income                              $83.3
Net loss                                               $(1.1)
Net loss available to common stockholders              $(1.2)
Net loss per Keystone common share                     $(.13)

     Pro forma net periodic defined benefit pension expense for the first three months of 1996, assuming the Acquisition and pension plan merger occurred January 1, 1996, approximates $1.2 million, as compared to historical pension expense of $1.9 million.

Note 3 - Inventories:

     Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately three-fourths of total inventories and the first-in, first-out or average cost methods are used to determine the cost of other inventories.

                                                      December 31,  March 31,
                                                          1996        1997

                                                         (In thousands)
Raw materials:
  Steel and wire products                               $12,548      $11,254
  Household cleaning products                               526          803
                                                         13,074       12,057
Work in process -
  Steel and wire products                                12,824        9,930

Finished products:
  Steel and wire products                                 9,954       11,976
  Household cleaning products                                96          286
                                                         10,050       12,262

Supplies:

  Steel and wire products                                13,612       13,726

                                                         49,560       47,975

Less LIFO reserve:

  Steel and wire products                                12,996       12,996
  Household cleaning products                                31           31

                                                         13,027       13,027

                                                        $36,533      $34,948

Note 4 - Notes payable and long-term debt:

                                                      December 31,  March 31,
                                                          1996         1997

                                                         (In thousands)
Commercial credit agreements:
  Revolving credit facility                           $31,095       $44,793
  Term loan                                            19,166        18,333
Urban and Community Development Assistance Grants       1,267         1,172
Other                                                     252           289

                                                       51,780        64,587
  Less current maturities                              34,760        48,425


                                                      $17,020      $ 16,162

Note 5 - Income taxes:

     The difference between the provision for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate is primarily related to amortization of negative goodwill and state income taxes.

Note 6 - Other accrued liabilities

                                                       December 31,  March 31,
                                                           1996         1997
                                                           (In thousands)
Current:
  Salary, wages, vacations and other
    employee expenses                                   $11,085      $ 8,174
  Environmental                                           5,354        5,748
  Disposition of facilities                               3,518        3,335
  Self insurance                                          1,585        1,687
  Legal and professional                                  1,542        1,215
  Other                                                   5,547        8,640

                                                        $28,631      $28,799

Noncurrent:
  Environmental                                         $12,787      $11,562
  Deferred gain                                           2,383        2,283
  Other                                                   1,296        1,294

                                                        $16,466      $15,139


Note 7 - Contingencies

     At March 31, 1997, the Company's financial statements reflected accrued liabilities of $17.3 million for estimated remedial costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

     For additional information related to commitments and contingencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Annual Report.

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

     The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts including, but not limited to, statements found in this Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations", are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward looking statements include, but are not limited to, cost of raw materials, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customers and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, and the ultimate resolution of pending litigation and possible future litigation as discussed in this Quarterly Report and the Annual Report, including, without limitation, the section referenced above.

     During the first quarter of 1997, the Company produced 154,000 tons of billets as compared to 144,000 tons in the first quarter of 1996. The Company's rod production during the first quarter of 1997 increased to 178,000 tons as compared to 161,000 tons during the first quarter of 1996. This increase was due primarily to the 10,000 ton increase in billet production combined with a 7,000 ton increase in purchased billets and the conversion of 5,000 tons of billets into rod for another manufacturer during the first quarter of 1997.

     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                                  Three months ended March 31,
                                                      1996            1997

Net sales                                           100.0%         100.0%
Cost of goods sold                                   93.6           90.6
Gross profit                                          6.4            9.4
Selling expense                                       1.3            1.4
General and administrative expense                    6.3            4.9
Overfunded defined benefit pension credit              -             (.8)

Income (loss) before income taxes                    (2.3)%          2.5%
Provision (benefit) for income taxes                  (.9)            .7


Net income                                           (1.4)%          1.8%



     Net sales increased to $89.1 million in the first quarter of 1997 from $79.5 million in the first quarter of 1996. Of these sales, fabricated wire products represented $42.8 million (48%) in 1997 and $41.0 million (52%) in 1996; industrial wire represented $18.2 million (20%) in 1997 and $18.1 million (23%) in 1996; and carbon steel rod represented $23.2 million (26%) in 1997 and $20.1 million (25%) in 1996.

     Fabricated wire products prices decreased 2% while shipments increased 7% to 61,000 tons in 1997 from 57,000 tons in 1996. Industrial wire prices also decreased 2% while shipments increased 3% to 39,000 tons in 1997 from 38,000 tons in 1996. Carbon steel rod prices increased 1% and shipments increased 14% to 77,000 tons in 1997 from 68,000 tons in 1996.

     Gross profit increased approximately 65% to $8.4 million in the first quarter of 1997 from $5.1 million in the 1996 first quarter. Gross margin increased to 9.4% in 1997 from 6.4% in 1996, as lower scrap costs and pension expense more than offset higher rod conversion costs and lower overall product selling prices. During 1997, the Company purchased 152,000 tons of scrap at an average price of $122 per ton as compared to 1996 purchases of 158,000 tons at an average price of $130 per ton. The acquisition of DeSoto in September 1996 included the simultaneous merger of the Company's and DeSoto's defined benefit pension plans. Pension expense charged to cost of goods sold was $1.9 million in the first quarter of 1996. The merger of the Company's defined benefit pension plans in connection with the acquisition of DeSoto in September 1996 resulted in a single overfunded defined benefit pension plan. As a result of the overfunded status of this plan, the Company recorded a pension credit of $750,000 in the first quarter of 1997.

     Selling expenses increased 20% to $1.2 million in the first quarter of 1997 from $1.0 million in the 1996 first quarter, but remained relatively constant as a percentage of net sales.

     General and administrative expenses decreased 12%, or $.6 million during the first quarter of 1997 as compared to the first quarter of 1996. This decrease was primarily due to the amortization of negative goodwill resulting from the DeSoto acquisition. At March 31, 1997, the Company's financial statements reflected accrued liabilities or $17.3 million for estimated remediation costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

     Interest expense in the first quarter of 1997 was higher than the first quarter of 1996 due principally to higher average borrowing levels. Average borrowings by the Company under its revolving credit facility and term loan approximated $58 million in the first quarter of 1997 as compared to $39 million in the first quarter of 1996. During the first quarter of 1997, the average interest rate paid by the Company was 9.3% per annum as compared to 9.4% per annum.

     The principal reasons for the difference between he U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 5 to the Consolidated Financial Statements.

     As a result of the items discussed above, net income during the first quarter of 1997 increased to $1.6 million from a loss of $1.1 million in the first quarter of 1996.

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

     At March 31, 1997 the Company had a working capital deficit of $16.7 million, including $48.4 million of notes payable and current maturities of long-term debt. The outstanding borrowings under the Company's $55 million revolving credit facility were $44.8 million at March 31, 1997. The amount of available borrowings under the Company's revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Additional available borrowings under the Company's revolving credit facility, which expires December 31, 1999, were $9.8 million at March 31, 1997. The Company's revolving credit facility requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances.

     During the first quarter of 1997, the Company's operating activities used approximately $7.8 million of cash compared to $9.5 million in the first quarter of 1996. In addition to higher earnings in the 1997 quarter, cash flow from operations was impacted by changes in relative levels of assets and liabilities, including levels of pension fundings. Defined benefit pension plan contributions were $4.7 million in the first quarter of 1996. The acquisition of DeSoto included the simultaneous merger of Keystone's previously underfunded defined benefit pension plans with and into DeSoto's overfunded defined benefit pension plan, resulting in a single overfunded plan for financial reporting purposes. The Company did not make any contributions to its pension plan during the first quarter of 1997 and does not expect to be required to make contributions to the pension plan during the remainder of 1997. Future variances from actuarially assumed rates, including the rate of return on pension plan assets, may result in increases or decreases to pension expense or credit and funding requirements in future periods. Immediately following the Acquisition, Keystone was obligated to, and did, cause DeSoto to pay certain of DeSoto's trade creditors (the "Trade Credit Group") 80% of the balance of the trade payables then due to the Trade Credit Group. The remaining 20% of the balance ($1.4 million) due to the Trade Credit Group, plus interest at 8%, was paid by DeSoto in February 1997.

     During the first quarter of 1997, the Company made capital expenditures of approximately $4.9 million primarily related to upgrades of production equipment and an information systems project at its facility in Peoria, Illinois. Capital expenditures for 1997 are currently estimated to be approximately $22 million and are related primarily to upgrades and debottlenecking of production equipment.

     The Company incurs significant ongoing costs for plant and equipment and substantial employee medical benefits for both current and retired employees.
As such, the Company is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. As a result of this process, the Company has in the past, and may in the future, reduce controllable costs, modify product mix, acquire and dispose of businesses, restructure certain indebtedness, and raise additional equity capital. The Company will continue to evaluate the need for similar actions or other measures in the future in order to meet its obligations. The Company also routinely evaluates acquisitions of interests in, or combinations with, companies related to the Company's current businesses. The Company intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities or increasing the indebtedness of the Company.
     Management believes the cash flows from operations together with the funds available under the Company's revolving credit facility will provide sufficient funds to meet its anticipated operating and capital expenditure needs for the year ending December 31, 1997. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, working capital requirements, interest rates, repayments of long-term debt, capital expenditures, and available borrowings under the Company's revolving credit facility. However, liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes, any significant increases in the cost of providing medical coverage to active and retired employees or an unfavorable result of DeSoto's IRS examination, could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end user markets or market share, the inability to maintain satisfactory billet and rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing.

PART II.

ITEM 1. Legal Proceedings


     Reference is made to disclosure provided under the caption "Current litigation" in Note 17 to the Consolidated Financial Statements included in the Annual Report.

ITEM 6. Exhibits and Reports on Form 8- K.

(a) The following exhibit is included herein:

    27.1 Financial Data Schedule for the three month period ended
    March 31, 1997.

(b) Reports on Form 8-K filed during the quarter ended March 31, 1997:

    None.
                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Keystone Consolidated Industries, Inc.
                                           (Registrant)


Date:  May 8, 1997              By /s/Harold M. Curdy
                                  Harold M. Curdy
                                  Vice President - Finance/Treasurer
                                  (Principal Financial Officer)


Date:  May 8, 1997              By /s/Bert E. Downing, Jr.
                                  Bert E. Downing, Jr.
                                  Corporate Controller
                                  (Principal Accounting Officer)