Form 10-Q
period 1997-06-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1997-08-14
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period June 30, 1997


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

                  Yes   X                 No


Number of shares of common stock outstanding at August 11, 1997   9,287,898


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                     INDEX



                                                                        Page
                                                                       number


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

            Consolidated Balance Sheets - December 31, 1996
             and June 30, 1997                                           3-4

            Consolidated Statements of Operations - Three months
             and six months ended June 30, 1996 and 1997                   5

            Consolidated Statements of Cash Flows - Six months
             ended June 30, 1996 and 1997                                  6

            Consolidated Statement of Redeemable Preferred Stock
             and Common Stockholders' Equity - Six months
             ended June 30, 1997                                           7

            Notes to Consolidated Financial Statements                  8-13

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       14-19

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                             20

  Item 4.   Submission of Matters to a Vote of Security Holders           20

  Item 6.   Exhibits and Reports on Form 8-K                              20

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                                 December 31,        June 30,
                                   ASSETS                                            1996              1997

Current assets:
  Notes and accounts receivable                                                       $35,974           $ 43,798
  Inventories                                                                          36,533             35,834
  Deferred income taxes                                                                16,381             17,488
  Prepaid expenses                                                                      1,542                626


     Total current assets                                                              90,430             97,746


Property, plant and equipment                                                         262,441            271,333
Less accumulated depreciation                                                         169,833            176,680


     Net property, plant and equipment                                                 92,608             94,653


Other assets:
  Restricted investments                                                                7,691              7,442
  Prepaid pension cost                                                                104,726            106,226
  Deferred income taxes                                                                 2,181               -
  Other                                                                                 4,732              4,391


     Total other assets                                                               119,330            118,059


                                                                                     $302,368           $310,458






                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)



       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                               December 31,         June 30,
                                                                                   1996               1997

Current liabilities:
  Notes payable and current maturities of
    long-term debt                                                                 $ 34,760           $ 39,204
  Accounts payable                                                                   34,419             31,485
  Accounts payable to affiliates                                                        159                167
  Accrued OPEB cost                                                                   8,368              8,397
  Other accrued liabilities                                                          28,631             32,722


      Total current liabilities                                                     106,337            111,975

Noncurrent liabilities:
  Long-term debt                                                                     17,020             15,306
  Accrued OPEB cost                                                                 100,818            101,271
  Negative goodwill                                                                  27,057             26,099
  Other                                                                              16,466             14,697


      Total noncurrent liabilities                                                  161,361            157,373


Redeemable preferred stock                                                            3,500              3,500


Stockholders' equity:
  Common stock                                                                        9,920              9,994
  Additional paid-in capital                                                         46,347             46,882
  Accumulated deficit                                                               (25,085)           (19,254)
  Treasury stock, at cost                                                               (12)               (12)


      Total stockholders' equity                                                     31,170             37,610


                                                                                   $302,368           $310,458






                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                       Three months ended     Six months ended
                                                            June 30,               June 30,

                                                           1996          1997           1996            1997

Revenues and other income:
  Net sales                                                $90,655      $103,232        $170,118        $192,381
  Other, net                                                   154           243             186             442

                                                            90,809       103,475         170,304         192,823


Costs and expenses:
  Cost of goods sold                                        83,288        89,801         157,675         170,592
  Selling                                                      967         1,215           2,006           2,460
  General and administrative                                 4,314         4,897           9,296           9,280
  Overfunded defined benefit pension
   credit                                                     -             (750)           -             (1,500)
  Interest                                                     902         1,346           1,869           2,736

                                                            89,471        96,509         170,846         183,568


   Income (loss) before income taxes                         1,338         6,966            (542)          9,255

Provision for income taxes (benefit)                           528         2,619            (215)          3,284
   Net income (loss)                                           810         4,347            (327)          5,971

Dividends on preferred stock                                  -               70            -                140


    Net income (loss) available for
     common shares                                         $   810      $  4,277        $   (327)       $  5,831



Primary net income (loss) available
 for common shares per common and
 common equivalent share                                   $   .14      $    .46        $   (.06)       $    .63



Fully diluted net income (loss)
 available for common shares per
 common and common equivalent share                        $   .14      $    .45       $   (.06)        $    .62



Weighted average common and common
 equivalent shares outstanding:
  Primary                                                    5,693         9,295          5,678           9,279


  Fully diluted                                              5,693         9,406           5,678           9,335



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended June 30, 1996 and 1997
                                 (In thousands)

                                                                                     1996            1997

Cash flows from operating activities:
  Net income (loss)                                                                 $  (327)         $5,971
  Depreciation and amortization                                                       7,095           6,536
  Deferred income taxes                                                              (2,009)          1,074
  Other, net                                                                            518             753

                                                                                      5,277          14,334

  Change in assets and liabilities:
    Notes and accounts receivable                                                    (8,977)         (8,025)
    Inventories                                                                       8,829             699
    Accounts payable                                                                 (3,220)         (2,926)
    Pension                                                                          (3,900)         (1,500)
    Other, net                                                                        2,938           4,334


      Net cash provided by operating activities                                         947           6,916


Cash flows from investing activities:
  Capital expenditures                                                               (7,400)         (9,616)
  Other                                                                                 104             110


      Net cash used by investing activities                                          (7,296)         (9,506)

Cash flows from financing activities:
  Revolving credit facility, net                                                      8,179           4,456
  Other notes payable and long-term debt:
    Additions                                                                            11             247
    Principal payments                                                               (1,841)         (1,973)
  Preferred stock dividend payments                                                    -               (140)


      Net cash provided by financing activities                                       6,349           2,590


Net change in cash and cash equivalents                                                -               -

Cash and cash equivalents, beginning of period                                         -               -



Cash and cash equivalents, end of period                                            $  -            $  -



Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized                                             $ 2,060         $ 2,980
    Income taxes                                                                        278             928

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK
                        AND COMMON STOCKHOLDERS' EQUITY

                         Six months ended June 30, 1997
                                 (In thousands)

                                                                  Common stockholders' equity

                                   Redeemable               Additional
                                   preferred     Common       paid-in      Accumulated    Treasury
                                     stock        Stock       capital       (deficit)       stock        Total

Balance - December 31, 1996           $3,500      $9,920      $46,347        $(25,085)     $ (12)       $31,170

Net income                              -           -            -              5,971        -            5,971

Issuance of common stock                -             74          535            -           -              609

Preferred dividends declared             140        -            -               (140)       -             (140)

Preferred dividends paid                (140)       -            -               -           -             -


Balance -June 30, 1997                $3,500      $9,994      $46,882        $(19,254)     $ (12)       $37,610





                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     The consolidated balance sheet at December 31, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1997 and the consolidated statements of operations and cash flows for the interim periods ended June 30, 1996 and 1997, and the consolidated statement of redeemable preferred stock and common stockholders' equity for the interim period ended June 30, 1997, have each been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

Note 2 - Net income (loss) available for common shares per common and common equivalent share:
     Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each year. Outstanding stock options and other common stock equivalents are excluded from the computations when the effect of their assumed exercise is antidilutive. Effective December 31, 1997, the Company will retroactively adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share pursuant to SFAS No. 128 will not be materially different from earnings per share presented herein and diluted earnings per share pursuant to SFAS No. 128 is not expected to be materially different from basic earnings per share.

Note 3 - Acquisition:

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

                                                             Three months ended             Six months ended
                                                               June 30, 1996                  June 30, 1996

                                                                   (In millions, except per share data)
Revenues and other income                                           $94.4                       $177.7
Net income (loss)                                                      .2                          (.9)
Net income (loss) available to
 common stockholders                                                   .1                         (1.1)

Net income (loss) per Keystone
 common share                                                       $ .01                       $ (.12)


     Assuming the Acquisition and pension plan merger occurred January 1, 1996, pro forma net periodic defined benefit pension expense amounted to approximately $1.2 million and $2.4 million during the three month and six month periods, respectively, ended June 30, 1996. Historical pension expense during the same periods amounted to approximately $1.9 million, and $3.8 million, respectively.


Note 4 - Inventories:

     Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately three-fourths of total inventories and the first-in, first-out or average cost methods are used to determine the cost of other inventories.

                                                                                 December 31,          June 30,
                                                                                     1996                 1997

                                                                                     (In thousands)
Raw materials:
  Steel and wire products                                                            $12,548            $12,108
  Household cleaning products                                                            526                557

                                                                                      13,074             12,665


Work in process -
  Steel and wire products                                                             12,824             12,764


Finished products:
  Steel and wire products                                                              9,954              9,320
  Household cleaning products                                                             96                335

                                                                                      10,050              9,655

Supplies:

  Steel and wire products                                                             13,612             13,777

                                                                                      49,560             48,861


Less LIFO reserve:

  Steel and wire products                                                             12,996             12,996
  Household cleaning products                                                             31                 31

                                                                                      13,027             13,027
                                                                                     $36,533            $35,834




Note 5 - Notes payable and long-term debt:

                                                                                 December 31,         June 30,
                                                                                     1996               1997

                                                                                     (In thousands)
Commercial credit agreements:
  Revolving credit facility                                                          $31,095            $35,551
  Term loan                                                                           19,166             17,499
Urban and Community Development Assistance Grants                                      1,267              1,075
Other                                                                                    252                385

                                                                                      51,780             54,510
  Less current maturities                                                             34,760             39,204


                                                                                     $17,020            $15,306



See Note 9 - Subsequent Event.
Note 6 - Income taxes:

     The difference between the provision for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate is presented in the table below.

                                                            Three months ended               Six months ended
                                                                 June 30,                        June 30,

                                                           1996            1997            1996            1997

Expected tax expense, at statutory
 rate                                                    $   468          $ 2,438         $  (190)        $ 3,239
U.S. state income taxes, net                                  64              294             (31)            361
Amortization of negative goodwill                           -                (118)           -               (329)
Other, net                                                    (4)               5               6              13


Provision for income taxes charged
 to results of operations                                    528            2,619            (215)          3,284
Stockholders' equity - pension
 component                                                (1,337)                           3,241            -
                                                                             -


Comprehensive provision for income
 taxes                                                  $   (809)         $ 2,619         $ 3,026         $ 3,284



Comprehensive provision for income
 taxes:
 Currently payable:
   U.S. federal                                          $ 2,370          $ 2,579         $ 2,612         $ 3,537
   U.S. state                                                461              519             472             696
   Alternative minimum tax credits                        (1,091)          (1,409)         (1,290)         (2,023)


     Net currently payable                                 1,740            1,689           1,794           2,210
 Deferred income taxes, net                               (2,549)             930           1,232           1,074


                                                         $  (809)         $ 2,619         $ 3,026         $ 3,284



     Prior to the Acquisition, DeSoto received a Report of Tax Examination charges from the Internal Revenue Service that proposed adjustments resulting in additional taxes, penalties and interest for the years 1990 through 1993.
DeSoto filed a formal appeal of the proposed adjustments and, in prior years, accrued an estimate of its liability related to this matter. On August 5, 1997, DeSoto entered into a tentative agreement with the IRS to settle the matter within previously accrued amounts.
Note 7 - Other accrued liabilities:

                                                                                   December 31,         June 30,


                                                                                       1996                1997

                                                                                          (In thousands)
Current:
  Salary, wages, vacations and other
    employee expenses                                                                 $11,085            $10,357
  Environmental                                                                         5,354              6,964
  Disposition of facilities                                                             3,518              2,986
  Self insurance                                                                        1,585              2,305
  Legal and professional                                                                1,542              1,264
  Other                                                                                 5,547              8,846


                                                                                      $28,631            $32,722



Noncurrent:
  Environmental                                                                       $12,787            $10,667
  Deferred gain                                                                         2,383              2,185
  Other                                                                                 1,296              1,845


                                                                                      $16,466            $14,697



Note 8 - Contingencies:

     At June 30, 1997, the Company's financial statements reflected accrued liabilities of $17.6 million for estimated remedial costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

     For additional information related to commitments and contingencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Annual Report.
Note 9 - Subsequent event:

     On August 7, 1997, the Company completed a $100 million offering of 9 5/8% Senior Secured Notes. The notes are due in August 2007 and are collateralized by a second priority lien on substantially all of the existing and future fixed assets of the Company. A portion of the $97 million net proceeds was used to prepay and terminate the Company's term loan and repay borrowings under the Company's revolving credit facility.

     The Senior Secured Notes (the "Notes") were issued pursuant to an Indenture (the "Indenture") which, among other things, provides for optional redemptions, mandatory redemptions and certain covenants including provisions that, among other things, limit the ability of the Company to sell capital stock of subsidiaries, enter into sale and leaseback transactions and transactions with affiliates, create new liens and incur additional debt. In addition, the Company's ability to borrow in excess of $25 million under the Company's $55 million Revolving Credit Facility is dependent upon maintenance of certain cash flow ratios, as defined by the Indenture. The Indenture also limits the ability of the Company to pay dividends or other restricted payments, as defined.

     The following pro forma balance sheet information has been prepared assuming the Offering and the application of the net proceeds thereof was completed on June 30, 1997.

                                                                                                 (In thousands)

Cash and cash equivalents                                                                            $ 43,275
Other current assets                                                                                   97,746
Property, plant and equipment                                                                          94,653
Other assets                                                                                          121,559



                                                                                                     $357,233



Current maturities of long-term debt                                                                 $    320
Other current liabilities                                                                              72,703
Long-term debt                                                                                        101,140
Other long-term liabilities                                                                           142,067
Redeemable preferred stock                                                                              3,500
Stockholders' equity                                                                                   37,503


                                                                                                     $357,233



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

     The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts including, but not limited to, statements found in this Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations", are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward looking statements include, but are not limited to, cost of raw materials, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customers and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, and the ultimate resolution of pending litigation, successful implementation of the Company's capital improvements plan and any possible future litigation as discussed in this Quarterly Report and the Annual Report, including, without limitation, the section referenced above.

     The following table sets forth the Company's production and sales volume data for the periods indicated.

                                                            Three months ended               Six months ended
                                                                 June 30,                        June 30,

                                                           1996            1997            1996            1997

                                                                          (In thousands of tons)
Production volume:
 Billets:
  Produced                                                   165              185             309             339
  Purchased                                                   17               27              21              38
 Rod                                                         176              203             337             381

Sales volume:
 Fabricated wire products                                     60               64             116             125
 Industrial wire                                              42               51              79              89
 Steel rod                                                    89               89             157             166


                                                             191              204             352             380



     The following table sets forth the components of the Company's net sales for the periods indicated.

                                                            Three months ended               Six months ended
                                                                 June 30,                        June 30,

                                                           1996            1997            1996            1997

                                                                              (In millions)
Fabricated wire products                                  $44.1          $ 46.3         $ 85.1            $89.2
Industrial wire                                            19.8            24.1           38.0             42.3
Steel rod                                                  26.3            27.9           46.4             51.1
Household cleaning products and
 other                                                       .5             4.9             .6              9.8


                                                          $90.7          $103.2         $170.1           $192.4




     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                                       Three months ended          Six months ended

                                                             JUNE 30,                       JUNE 30,

                                                           1996           1997           1996            1997

Net sales                                                 100.0%        100.0%         100.0%          100.0%
Cost of goods sold                                         91.9          87.0           92.7            88.7

Gross profit                                                8.1          13.0            7.3            11.3
Selling expense                                             1.1           1.2            1.2             1.3
General and administrative expense                          4.8           4.7            5.5             4.8
Overfunded defined benefit pension
 credit                                                     -              .7            -                .8

Income (loss) before income taxes                           1.5%          6.7            (.3)%           4.8
Provision (benefit) for income
 taxes
                                                             .6           2.5            (.1)%           1.7


Net income (loss)                                            .9%          4.2%           (.2)%           3.1%




     On April 11, 1997, the International Trade Commission preliminarily ruled that the U.S. wire rod industry was materially injured or threatened with material injury by the alleged dumping of subsidized imports of wire rod by certain countries. Since that ruling, imports of wire rod have decreased and imported tons have carried higher prices. During the second quarter of 1997, the Company implemented an average $7 per ton price increase for industrial wire,
carbon steel rod and certain fabricated wire products.    As a result of the
increased selling prices, fabricated wire products and rod selling prices during the second quarter of 1997 increased 2% and 7%, respectively, over the 1996 second quarter. Industrial wire selling prices remained relatively constant between the two periods. Rod selling prices increased 4% while fabricated wire products and industrial wire selling prices decreased 2% and 1%, respectively, during the first six months of 1997 as compared to the first six months of 1996.

     Gross profit increased approximately 81% to $13.4 million in the second quarter of 1997 from $7.4 million in the 1996 second quarter. Gross profit increased to 13.0% in 1997 from 8.1% in 1996, primarily as a result of lower scrap costs and pension expense as well as slightly lower rod conversion costs. During the 1997 second quarter, the Company purchased 208,000 tons of scrap at an average price of $121 per ton as compared to 1996 second quarter purchases of 151,000 tons at an average price of $128 per ton. The acquisition of DeSoto in September 1996 included the simultaneous merger of the Company's and DeSoto's defined benefit pension plans. Pension expense charged to cost of goods sold was $1.9 million in the second quarter of 1996. The merger of the Company's defined benefit pension plans in connection with the acquisition of DeSoto in September 1996 resulted in a single overfunded defined benefit pension plan. As a result of the overfunded status of this plan, the Company recorded a pension credit of $750,000 in the second quarter of 1997.

     Gross profit increased approximately 76% to $21.8 million in the first half of 1997 from $12.4 million in the first half of 1996. Gross profit increased to 11.3% in 1997 from 7.3% in 1996, primarily as a result of lower scrap costs and pension expense as well as slightly lower rod conversion costs. During the first six months of 1997, the Company purchased 360,000 tons of scrap at an average price of $122 per ton as compared to 1996 purchases of 309,000 tons at an average price of $129 per ton. Pension expense charged to cost of goods sold was $3.8 million in the first half of 1996. As a result of the overfunded status of the Company's defined benefit pension plan, Keystone recorded a pension credit of $1.5 million in the first half of 1997.

     Selling expenses increased to $1.2 million in the second quarter of 1997 from $1.0 million in the 1996 second quarter, but remained relatively constant as a percentage of net sales. Selling expenses increased to $2.5 million in the first half of 1997 from $2.0 million in the first half of 1996, but also remained relatively constant as a percentage of net sales.

     General and administrative expenses increased $.6 million during the second quarter of 1997 as compared to the second quarter of 1996. This increase was primarily due to higher employee related expenses. General and administrative expenses remained constant at $9.3 million during the first half of 1997 as compared to the first half of 1996. This was primarily due to higher employee related expenses offset by $.9 million in amortization of negative goodwill resulting from the DeSoto acquisition. At June 30, 1997, the Company's financial statements reflected accrued liabilities of $17.6 million for estimated remediation costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

     Interest expense in the second quarter of 1997 was higher than the second quarter of 1996 due principally to higher average borrowing levels. Average borrowings by the Company under its revolving credit facility and term loan approximated $54.8 million in the second quarter of 1997 as compared to $39.7 million in the second quarter of 1996. During the second quarter of 1997, the average interest rate paid by the Company was 9.5% per annum as compared to 9.25% per annum in the second quarter of 1996.

     Interest expense in the first half of 1997 was higher than the first half of 1996 due principally to higher borrowing levels. Average borrowings by the Company under its revolving credit facility and term loan approximated $56.2 million in the first half of 1997 as compared to $39.2 million in the first half of 1996. During the first half of 1997, the average interest rate paid by the Company was 9.4% per annum as compared to 9.3% per annum in the first half of 1996.

     As a result of the sale of Senior Secured Notes discussed below, interest expense in the future is expected to be greater than the historic levels in the second half of 1996 or the first half of 1997.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 6 to the Consolidated Financial Statements.

     As a result of the items discussed above, net income during the second quarter of 1997 increased to $4.3 million from $.8 million in the second quarter of 1996, and net income during the first half of 1997 increased to $5.8 million from a loss of $.3 million in the first half of 1996.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's cash flows from operating activities are affected by the seasonality of its business as sales of certain products used in the agricultural and construction industries are typically highest during the second quarter and lowest during the fourth quarter of each year. These seasonal fluctuations, as well as the historical December shutdown for maintenance and repairs at the Company's Peoria facility, impact the timing of production, sales and purchases and have typically resulted in a use of cash from operations and increases in the outstanding balance under the Company's revolving credit facility during the first quarter of each year.

     At June 30, 1997 the Company had a working capital deficit of $14.2 million, including $39.2 million of notes payable and current maturities of long-term debt. The outstanding borrowings under the Company's $55 million revolving credit facility were $35.6 million at June 30, 1997. The amount of available borrowings under the Company's revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Additional available borrowings under the Company's revolving credit facility, which expires December 31, 1999, were $19.2 million at June 30, 1997. The Company's revolving credit facility requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances.

     On August 7, 1997, the Company completed a $100 million offering of 9 5/8% Senior Secured Notes. The notes are due in August 2007 and are collateralized by a second priority lien on substantially all of the existing and future fixed assets of the Company. A portion of the $97 million net proceeds was used to retire the Company's term loan and repay borrowings under the Company's revolving credit facility. The balance of the net proceeds will be used for general corporate purposes, primarily financing capital expenditures. The Senior Secured Notes (the "Notes") were issued pursuant to an Indenture (the "Indenture") which, among other things, provides for optional redemptions, mandatory redemptions and certain covenants including provisions that, among other things, limit the ability of the Company to sell capital stock of subsidiaries, enter into sale and leaseback transactions and transactions with affiliates, create new liens and incur additional debt. In addition, the Company's ability to borrow in excess of $25 million under the Company's $55 million Revolving Credit Facility is dependent upon maintenance of certain cash flow ratios, as defined by the Indenture. The Indenture also limits the ability of the Company to pay dividends or other restricted payments, as defined. If the Offering had been completed on June 30, 1997, the Company's working capital deficit would be eliminated and working capital would have increased $82.2 million to $68.0 million and the Company would have had $54.6 million of available borrowings under its revolving credit facility.

     During the first half of 1997, the Company's operating activities provided approximately $6.9 million of cash compared to $.9 million in the first half of 1996. In addition to higher earnings in the 1997 period, cash flow from operations was impacted by changes in relative levels of assets and liabilities, including levels of pension fundings. Defined benefit pension plan contributions were $7.7 million in the first half of 1996. Due to the DeSoto merger, the Company did not make any contributions to its pension plan during the first half of 1997 and does not expect to be required to make contributions to the pension plan during the remainder of 1997. Future variances from actuarially assumed rates, including the rate of return on pension plan assets, may result in increases or decreases to pension expense or credit and funding requirements in future periods. Immediately following the Acquisition, Keystone was obligated to, and did, cause DeSoto to pay certain of DeSoto's trade creditors (the "Trade Credit Group") 80% of the balance of the trade payables then due to the Trade Credit Group. The remaining 20% of the balance ($1.4 million) due to the Trade Credit Group, plus interest at 8%, was paid by DeSoto in February 1997.

     The Company has commenced a three year, $75 million capital improvements plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency. The principal components of the Company's capital improvements plan include reconfiguring its electric arc furnace, replacing the caster and upgrading its wire and rod mills. During the first half of 1997, the Company made capital expenditures of approximately $9.6 million primarily related to upgrades of production equipment and an information systems project at its facility in Peoria, Illinois. Capital expenditures for 1997 are currently estimated to be approximately $26 million and are related primarily to upgrades and debottlenecking of production equipment.
     The Company incurs significant ongoing costs for plant and equipment and substantial employee medical benefits for both current and retired employees.
As such, the Company is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. As a result of this process, the Company has in the past, and may in the future, reduce controllable costs, modify product mix, acquire and dispose of businesses, restructure certain indebtedness, and raise additional equity capital. The Company will continue to evaluate the need for similar actions or other measures in the future in order to meet its obligations. The Company also routinely evaluates acquisitions of interests in, or combinations with, companies related to the Company's current businesses. The Company intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities or increasing the indebtedness of the Company. The Company's ability to incur new debt in the future will be limited by the terms of the Indenture.

     Management believes the cash flows from operations together with available cash as a result of the Offering will provide sufficient funds to meet its anticipated operating and capital expenditure needs for the year ending December 31, 1997. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, working capital requirements and capital expenditures. However, liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes, any significant increases in the cost of providing medical coverage to active and retired employees, significant declines in the Company's end user markets or market share, the inability to maintain satisfactory billet and rod production levels, or other unanticipated costs, if significant, could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company.



PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings


     Reference is made to disclosure provided under the caption "Current litigation" in Note 13 to the Consolidated Financial Statements included in the Annual Report.

     Note 8 to the Consolidated Financial Statements is incorporated herein by reference.


ITEM 4. Submission of Matters to a Vote of Security Holders


     On May 9, 1997, the annual meeting of the stockholders of Keystone was held for the purpose of voting to elect one director for a term of two years and three directors for terms of three years and to approve and adopt the Keystone Consolidated Industries, Inc. 1997 Long-term Incentive Plan.

     Result of voting at the annual meeting are detailed below (9,208,014 common shares and 435,458 preferred shares were issued and outstanding and entitled to vote at the meeting).

                                           For               Withheld           Abstained             Total
Directors:
  Richard N. Ullman                      5,739,360               8,659              -                5,748,019
  Thomas E. Barry                        5,739,360               8,659              -                5,748,019
  William P. Lyons                       5,739,036               8,983              -                5,748,019
  William Spier                          5,738,524               9,495              -                5,748,019

Incentive Plan                           5,551,570             187,474              8,975            5,748,019


ITEM 6. Exhibits and Reports on Form 8-K.


(a) The following exhibit is included herein:

    27.1  Financial Data Schedule for the six month period ended June 30, 1997.

(b) Reports on Form 8-K filed during the quarter ended June 30, 1997:

       None.
                             S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Keystone Consolidated Industries, Inc.

                                           (Registrant)


Date:  August 14, 1997        By /s/Harold M. Curdy

                                Harold M. Curdy
                                Vice President - Finance/Treasurer
                                (Principal Financial Officer)


Date:  August 14, 1997        By /s/Bert E. Downing, Jr.

                                Bert E. Downing, Jr.
                                Corporate Controller
                                (Principal Accounting Officer)