Form 10-Q
period 1997-09-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1997-11-12
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997


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

                    Yes   X                  No


Number of shares of common stock outstanding at November 10, 1997: 9,297,533

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                     INDEX



                                                                 Page
                                                                number


PART I.      FINANCIAL INFORMATION


  Item 1.    Financial Statements

            Consolidated Balance Sheets - December 31, 1996
              and September 30, 1997                               3-4

             Consolidated Statements of Operations - Three months
              and nine months ended September 30, 1996 and 1997      5

            Consolidated Statements of Cash Flows - Nine months
              ended September 30, 1996 and 1997                    6-7

             Consolidated Statement of Redeemable Preferred Stock
              and Common Stockholders' Equity (Deficit) - Nine
              months ended September 30, 1997                        8

            Notes to Consolidated Financial Statements            9-14

  Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                15-20


PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                      21


  Item 6.    Exhibits and Reports on Form 8-K                       21

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                  December 31,  SEPTEMBER 30,
                     ASSETS                           1996           1997

Current assets:
  Cash and cash equivalents                        $  -         $ 46,261
  Notes and accounts receivable                     35,974        38,081
  Inventories                                       36,533        39,418
  Deferred income taxes                             16,381        19,722
  Prepaid expenses                                   1,542           915


     Total current assets                           90,430       144,397


Property, plant and equipment                      262,441       271,018
Less accumulated depreciation                      169,833       174,915


     Net property, plant and equipment              92,608        96,103


Other assets:
  Restricted investments                             7,691         7,507
  Prepaid pension cost                             104,726       109,468
  Deferred income taxes                              2,181          -
  Deferred financing costs                             332         3,762
  Other                                              4,400         5,157


     Total other assets                            119,330       125,894


                                                  $302,368      $366,394



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)



       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  December 31,  SEPTEMBER 30,
                                                      1996           1997

Current liabilities:
  Notes payable and current maturities of
    long-term debt                                $ 34,760      $    334
  Accounts payable                                  34,419        30,513
  Accounts payable to affiliates                       159          -
  Accrued OPEB cost                                  8,368         8,409
  Other accrued liabilities                         28,631        37,702


      Total current liabilities                    106,337        76,958


Noncurrent liabilities:
  Long-term debt                                    17,020       101,143
  Accrued OPEB cost                                100,818       101,611
  Negative goodwill                                 27,057        25,760
  Other                                             16,466        15,866
      Total noncurrent liabilities                 161,361       244,380


Redeemable preferred stock                           3,500         3,500


Stockholders' equity:
  Common stock                                       9,920        10,027
  Additional paid-in capital                        46,347        47,166
  Accumulated deficit                              (25,085)      (15,625)
  Treasury stock, at cost                              (12)          (12)


      Total stockholders' equity                    31,170        41,556


                                                  $302,368      $366,394





                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                      Three months ended     Nine months ended
                                         September 30,        September 30,
                                       1996       1997        1996       1997

Revenues and other income:
  Net sales                         $82,703    $85,046     $252,821  $277,427
  Interest                               34        570           47       577
  Other, net                            117      1,223          290     1,658

                                     82,854     86,839      253,158   279,662


Costs and expenses:
  Cost of goods sold                 74,531     76,889      232,206   247,481
  Selling                               992      1,082        2,998     3,542
  General and administrative          5,197      3,830       14,493    13,110
  Overfunded defined benefit
    pension credit                     -        (3,241)        -       (4,741)
  Interest                              808      2,383        2,677     5,119


                                     81,528     80,943      252,374   264,511


      Income before income taxes      1,326      5,896          784    15,151

Provision for income taxes              534      2,197          319     5,481


      Net income                        792      3,699          465     9,670

Dividends on preferred stock           -            70         -          210


  Net income available for common
    shares
                                    $   792    $ 3,629     $    465  $  9,460



Primary net income available for
  common shares per common and
  common equivalent share           $   .14    $   .38     $    .08  $   1.01



Fully diluted net income available
  for common shares per common and
  common equivalent share           $   .14    $   .38     $    .08  $   1.00



Weighted average common and common
  equivalent shares outstanding:
  Primary                             5,690      9,587        5,682     9,386


  Fully diluted                       5,690      9,628        5,682     9,443




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Nine months ended
                                                            September 30,

                                                           1996        1997

Cash flows from operating activities:
  Net income                                           $    465    $  9,670
  Depreciation and amortization                         10,530        9,692
  Amortization of deferred financing costs                 118          337
  Deferred income taxes                                 (2,271)       2,492
  Other, net                                              1,075         137
  Change in assets and liabilities:
    Notes and accounts receivable                       (7,754)      (2,320)
    Inventories                                          5,564       (2,885)
    Accounts payable                                     1,960       (4,065)
    Pension cost                                        (4,871)      (4,742)
    Other, net                                              961       6,434


      Net cash provided by operating activities           5,777      14,750


Cash flows from investing activities:
  Capital expenditures                                 (10,423)     (17,400)
  Merger costs                                            (935)        -
  Proceeds from sale of property, plant and equipment        4        2,708
  Other, net                                                125         166


      Net cash used by investing activities             (11,229)    (14,526)


Cash flows from financing activities:
  Revolving credit facility, net                          (458)     (31,095)
  Other notes payable and long-term debt:
    Borrowings                                           9,461      100,294
    Principal payments                                  (3,336)     (19,502)
  Preferred stock dividend payments                       -            (210)
  Deferred financing costs paid                           (215)      (3,767)
  Common stock issued                                      -            317


      Net cash provided by financing activities           5,452      46,037


Net change in cash and cash equivalents                   -          46,261

Cash and cash equivalents, beginning of period             -           -


Cash and cash equivalents, end of period               $   -       $ 46,261



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)

                                                           Nine months ended
                                                            September 30,

                                                           1996        1997

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized                $  3,031    $  4,037
    Income taxes                                            991       2,700

  Common stock contributed to employee benefit plan    $    522    $    578

  Business combination:
    Net assets consolidated:
      Noncash assets                                   $101,981    $   -
      Liabilities                                       (60,906)       -
      Negative goodwill                                  (5,727)       -

                                                         35,348        -
    Redeemable preferred stock issued, including
     accumulated unpaid dividends                        (5,100)       -
    Common stock issued                                 (29,313)       -


    Cash paid                                          $    935    $   -




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK
                   AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)

                      Nine months ended September 30, 1997

                                 (In thousands)

                                                    Common stockholders' equity

                               Redeemable            Additional
                               preferred    Common    paid-in   Accumulated  Treasury
                                 stock      Stock     capital     deficit      stock      Total


Balance - December 31, 1996      $3,500    $9,920     $46,347   $(25,085)     $ (12)     $31,170

Net income                         -         -           -         9,670        -          9,670

Issuance of common stock           -          107         819       -           -            926

Preferred dividends declared        210      -           -          (210)       -           (210)

Preferred dividends paid           (210)     -           -          -           -           -


Balance - September 30, 1997     $3,500   $10,027     $47,166   $(15,625)     $ (12)     $41,556








                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     The consolidated balance sheet at December 31, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1997 and the consolidated statements of operations and cash flows for the interim periods ended September 30, 1996 and 1997, and the consolidated statement of redeemable preferred stock and common stockholders' equity for the interim period ended September 30, 1997, have each been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

Note 2 - Net income available for common shares per common and common equivalent share:

     Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each year. Outstanding stock options and other common stock equivalents are excluded from the computations when the effect of their assumed exercise is antidilutive. Effective December 31, 1997, the Company will retroactively adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share pursuant to SFAS No. 128 will not be materially different from earnings per share presented herein and diluted earnings per share pursuant to SFAS No. 128 is not expected to be materially different from basic earnings per share.

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

                                      Three months ended   Nine months ended
                                        September 30,        September 30,
                                             1996                 1996

                                       (In millions, except per share data)
Revenues and other income                  $87.0              $264.8
Net income                                   1.2                  .3
Net income available to common
 stockholders                                1.1                  .1

Net income (loss) per Keystone
 common share                               $ .12             $ (.01)

     Assuming the Acquisition and pension plan merger occurred January 1, 1996, pro forma net periodic defined benefit pension expense amounted to approximately $.4 million and $2.8 million during the three month and nine month periods, respectively, ended September 30, 1996. Historical pension expense during the same periods amounted to approximately $1.0 million, and $4.8 million, respectively.

Note 4 - Inventories:

     Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately three-fourths of total inventories and the first-in, first-out or average cost methods are used to determine the cost of other inventories.

                                                  December 31,  SEPTEMBER 30,
                                                      1996          1997

                                                       (In thousands)
Raw materials:
  Steel and wire products                          $12,548       $15,078
  Household cleaning products                          526           461

                                                    13,074        15,539


Work in process -
  Steel and wire products                           12,824        12,323


Finished products:
  Steel and wire products                            9,954        10,364
  Household cleaning products                           96           286

                                                    10,050        10,650

Supplies:

  Steel and wire products                           13,612        13,934

                                                    49,560        52,446


Less LIFO reserve:

  Steel and wire products                           12,996        12,997
  Household cleaning products                           31            31

                                                    13,027        13,028

                                                   $36,533       $39,418


Note 5 - Notes payable and long-term debt:

    On August 7, 1997, the Company issued $100 million principal amount of 9 5/8% Senior Secured Notes (the "Notes"). The Notes are due in August 2007 and are collateralized by a second priority lien on substantially all of the existing and future fixed assets of the Company. A portion of the $97 million net proceeds was used to prepay and terminate the Company's term loan and repay outstanding borrowings under the Company's revolving credit facility.

    The Notes were issued pursuant to an Indenture (the "Indenture") which, among other things, provides for optional redemptions, mandatory redemptions and certain covenants including provisions that, among other things, limit the ability of the Company to sell capital stock of subsidiaries, enter into sale and leaseback transactions and transactions with affiliates, create new liens and incur additional debt. In addition, the Company's ability to borrow in excess of $25 million under the Company's $55 million Revolving Credit Facility is dependent upon maintenance of certain financial ratios, as defined by the Indenture. The Indenture also limits the ability of the Company to pay dividends or make other restricted payments, as defined.

                                                  December 31,  SEPTEMBER 30,
                                                      1996          1997

                                                       (In thousands)
9 5/8% Senior Secured Notes                       $   -         $100,000
Commercial credit agreements:
  Revolving credit facility                         31,095          -
  Term loan                                         19,166          -
Urban and Community Development Assistance Grants    1,267         1,075
Other                                                  252           402

                                                    51,780       101,477
  Less current maturities                           34,760           334


                                                  $ 17,020      $101,143


Note 6 - Income taxes:

     The difference between the provision for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate is presented in the table below.

                                     Three months ended    Nine months ended
                                        September 30,         September 30,

                                       1996       1997       1996      1997

                                                  (IN THOUSANDS)
Expected tax expense, at statutory
 rate                               $   464   $ 2,064    $   274    $  5,303
U.S. state income taxes, net           (88)         4       (119)       332
Amortization of negative goodwill     -          (119)      -          (448)
Other, net                              158       248        164        294


Provision for income taxes charged
 to results of operations              534      2,197        319      5,481
Stockholders' equity - pension
 component                                                             -
                                       (969)     -         2,272


Comprehensive provision for income
 taxes                              $   (435) $ 2,197    $ 2,591    $  5,481



Comprehensive provision for income
 taxes:
 Currently payable:
   U.S. federal                     $  1,308  $   872    $ 3,921    $ 5,185
   U.S. state                           (4)       (95)       468        668
   Alternative minimum tax credits     (507)     (508)    (1,797)    (2,864)


     Net currently payable             797        269      2,592      2,989
 Deferred income taxes, net          (1,232)    1,928         (1)     2,492


                                    $  (435)  $ 2,197    $ 2,591    $ 5,481



     Prior to the Acquisition, DeSoto received an Income Tax Examination Changes notice from the Internal Revenue Service that proposed adjustments resulting in additional taxes, penalties and interest for the years 1990 through 1993.
DeSoto filed a formal appeal of the proposed adjustments and, in prior years, accrued an estimate of its liability related to this matter. In October 1997, DeSoto settled the matter with the IRS for a payment of approximately $2.6 million, including interest of approximately $1.1 million. Such payment was within previously accrued amounts.
Note 7 - Other accrued liabilities:

                                                   December 31,   SEPTEMBER 30,
                                                       1996            1997

                                                          (In thousands)
Current:
  Salary, wages, vacations and other
    employee expenses                              $11,085        $10,479
  Environmental                                      5,354          7,660
  Disposition of facilities                          3,518          2,463
  Interest                                             452          1,589
  Self insurance                                     1,585          6,710
  Legal and professional                             1,542          1,290
  Other                                              5,095          7,511


                                                   $28,631        $37,702



Noncurrent:
  Environmental                                    $12,787        $ 9,693
  Deferred gain                                      2,383          2,086
  Other                                              1,296          4,087


                                                   $16,466        $15,866





Note 8 - Contingencies:

     At September 30, 1997, the Company's financial statements reflected accrued liabilities of $17.4 million for estimated remedial costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

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

     The following table sets forth the Company's production and sales volume data for the periods indicated.

                                     Three months ended    Nine months ended
                                       September  30,        September 30,

                                       1996       1997       1996      1997

                                              (In thousands of tons)
Production volume:
 Billets:
  Produced                             172        149        481        488
  Purchased                             15         29         36         67
 Rod                                   179        165        516        546

Sales volume:
 Fabricated wire products               55         56        172        181
 Industrial wire                        43         43        122        132
 Steel rod                              75         64        232        230


                                       173        163        526        543



     The following table sets forth the components of the Company's net sales for the periods indicated.

                                     Three months ended    Nine months ended
                                        September 30,        September 30,

                                       1996       1997       1996      1997

                                                   (In millions)
Fabricated wire products             $39.1      $39.5     $124.1     $128.6
Industrial wire                       20.5       20.5       58.4       62.9
Rod                                   22.7       21.3       69.1       72.4
Household cleaning products and
 other                                  .4        3.7        1.2       13.5


                                     $82.7      $85.0     $252.8     $277.4




     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                     Three months ended    Nine months ended
                                        September 30,         September 30,

                                       1996       1997       1996      1997

Net sales                            100.0%    100.0%     100.0%     100.0%
Cost of goods sold                    90.1      90.4       91.8       89.2

Gross profit                           9.9       9.6        8.2       10.8
Selling expense                        1.2       1.3        1.2        1.3
General and administrative expense     6.3       4.5        5.7        4.7
Overfunded defined benefit pension
 credit                                -         3.8        -          1.7

Income before income taxes             1.6       6.9         .3        5.5
Provision for income taxes              .6       2.6         .1        2.0


Net income                             1.0%      4.3%        .2%       3.5%





     In previous years, the Company conducted an annual two-week shutdown in December for maintenance and repairs at its Peoria, Illinois facility. In 1997, the maintenance shutdown was completed in the third quarter. As such, volume of steel and wire products shipped in the third quarter of 1997 declined 6% as compared to the third quarter of 1996. Despite lower volumes in the 1997 third quarter, a 5% overall increase in steel and wire product selling prices resulted in overall steel and wire product sales declining only 1% from the 1996 third quarter level. Selling prices for rod and industrial wire increased 10% and 1% in 1997, respectively, while fabricated wire product selling prices declined
slightly.   During the first nine months of 1997 overall steel and wire products selling prices increased 2% over the first nine months of 1996. Rod selling prices increased 6% in the first nine months of 1997 while fabricated wire products selling prices decreased 1% and industrial wire selling prices remained level with those of the same period in 1996. As a result of these increased selling prices, as well as higher sales volumes in the first nine months of 1997, steel and wire product sales increased 5% over the same period in 1996.

     Gross profit remained constant at $8.2 million as compared to the 1996 third quarter. Gross profit margin decreased to 9.6% in 1997 from 9.9% in 1996, primarily as a result of higher rod conversion costs, power interruptions in 1997 at the Company's Peoria, Illinois facility and increased purchased billets, all partially offset by lower scrap costs and reduced pension expense. The Company purchases electrical energy for the Peoria facility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power to the Company's manufacturing facilities during periods of peak demand. During the 1997 third quarter, the Company purchased 159,000 tons of scrap at an average price of $122 per ton as compared to 1996 third quarter purchases of 180,000 tons at an average price of $127 per ton. The acquisition of DeSoto in September 1996 included the simultaneous merger of the Company's and DeSoto's defined benefit pension plans. Pension expense charged to cost of goods sold was $1.0 million in the third quarter of 1996. The merger of the Company's defined benefit pension plans in connection with the acquisition of DeSoto in September 1996 resulted in a single overfunded defined benefit pension plan. As a result of the overfunded status of this plan, the Company recorded a pension credit of $3.2 million in the third quarter of 1997.

     Gross profit increased approximately 45% to $29.9 million in the first nine months of 1997 from $20.6 million in the first nine months of 1996. Gross profit margin increased to 10.8% in 1997 from 8.2% in 1996, primarily as a result of lower scrap costs and pension expense offset by higher rod conversion costs and increased purchased billets. During the first nine months of 1997, the Company purchased 519,000 tons of scrap at an average price of $122 per ton as compared to 1996 purchases of 489,000 tons at an average price of $127 per ton. Pension expense charged to cost of goods sold was $4.8 million in the first nine months of 1996. As a result of the overfunded status of the Company's defined benefit pension plan, Keystone recorded a pension credit of $4.7 million in the first nine months of 1997.

     Selling expenses increased to $1.1 million in the third quarter of 1997 from $1.0 million in the 1996 third quarter, but remained relatively constant as a percentage of net sales. Selling expenses increased to $3.5 million in the first nine months of 1997 from $3.0 million in the first nine months of 1996, but also remained relatively constant as a percentage of net sales.

     General and administrative expenses decreased $1.4 million during the third quarter of 1997 as compared to the third quarter of 1996. This decrease was primarily due to lower environmental charges in the 1997 third quarter. General and administrative expenses also decreased $1.4 million during the first nine months of 1997 as compared to the first nine months of 1996, due primarily to lower environmental charges. At September 30, 1997, the Company's financial statements reflected accrued liabilities of $17.4 million for estimated remediation costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

     Interest expense in the third quarter of 1997 was higher than the third quarter of 1996 due principally to higher average borrowing levels as a result of the issuance of $100 million principal amount of 9 5/8% Senior Secured Notes (the "Notes") in August 1997. Average borrowings by the Company under its revolving credit facility, term loan and the Notes approximated $80.0 million in the third quarter of 1997 as compared to $34.1 million in the third quarter of 1996. During the third quarter of 1997, the average interest rate paid by the Company was 9.6% per annum as compared to 9.3% per annum in the third quarter of 1996.

     Interest expense in the first nine months of 1997 was higher than the first nine months of 1996 due principally to higher borrowing levels. Average borrowings by the Company under its revolving credit facility, term loan and the Notes approximated $64.1 million in the first nine months of 1997 as compared to $37.5 million in the first nine months of 1996. During the first nine months of 1997, the average interest rate paid by the Company was 9.5% per annum as compared to 9.3% per annum in the first nine months of 1996.

     As a result of the issuance of the Notes, interest expense in the future will be greater than the historic levels in the fourth quarter of 1996 or the first nine months of 1997.

     In August 1997, the Company recorded a pre-tax gain of approximately $1.8 million resulting from the sale of a building that was used by one of the Company's former operating divisions. The operating division was sold in 1989, but the Company retained the building.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 6 to the Consolidated Financial Statements.

     As a result of the items discussed above, net income during the third quarter of 1997 increased to $3.7 million from $.8 million in the third quarter of 1996, and net income during the first nine months of 1997 increased to $9.7 million from $.5 million in the first nine months of 1996.
LIQUIDITY AND CAPITAL RESOURCES:

     The Company's cash flows from operating activities are affected by the seasonality of its business as sales of certain products used in the agricultural and construction industries are typically highest during the second quarter and lowest during the fourth quarter of each year. These seasonal fluctuations, as well as the annual shutdown for maintenance and repairs at the Company's Peoria facility, impact the timing of production, sales and purchases and have typically resulted in a use of cash from operations during the first quarter of each year.

     On August 7, 1997, the Company issued $100 million principal amount of the Notes. The Notes are due in August 2007 and are collateralized by a second priority lien on substantially all of the existing and future fixed assets of the Company. A portion of the $97 million net proceeds was used to retire the Company's term loan and repay borrowings under the Company's revolving credit facility. The balance of the net proceeds will be used for general corporate
purposes, primarily financing capital expenditures.    The Notes were issued
pursuant to an Indenture (the "Indenture") which, among other things, provides for optional redemptions, mandatory redemptions and certain covenants including provisions that, among other things, limit the ability of the Company to sell capital stock of subsidiaries, enter into sale and leaseback transactions and transactions with affiliates, create new liens and incur additional debt. The Indenture also limits the ability of the Company to pay dividends or make other restricted payments, as defined.

     At September 30, 1997 the Company had working capital of $67.4 million, including $46.3 million of cash and cash equivalents. The Company did not have any outstanding borrowings under the $55 million revolving credit facility at September 30, 1997. The amount of available borrowings under the Company's revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. The Company's ability to borrow in excess of $25 million under the revolving credit facility is dependent upon maintenance of certain cash flow ratios, as defined by the Indenture. Available borrowings under the Company's revolving credit facility, which expires December 31, 1999, were $54.4 million at September 30, 1997.

     During the first nine months of 1997, the Company's operating activities provided approximately $14.8 million of cash compared to $5.8 million in the first nine months of 1996. In addition to higher earnings in the 1997 period, cash flow from operations was impacted by changes in relative levels of assets and liabilities, including levels of pension fundings. Defined benefit pension plan contributions were $9.7 million in the first nine months of 1996. Due to the DeSoto merger, the Company did not make any contributions to its pension plan during the first nine months of 1997 and does not expect to be required to make contributions to the pension plan during the remainder of 1997 or in 1998. Future variances from actuarially assumed rates, including the rate of return on pension plan assets, may result in increases or decreases to pension expense or credit and funding requirements in future periods. During the third quarter of 1997, DeSoto received approximately $4.7 million from one of its insurors in exchange for releasing the insuror from coverage for certain years of environmental related liabilities. Such amount is included in the Company's self insurance accruals at September 30, 1997. Immediately following the Acquisition, Keystone was obligated to, and did, cause DeSoto to pay certain of DeSoto's trade creditors (the "Trade Credit Group") 80% of the balance of the trade payables then due to the Trade Credit Group. The remaining 20% of the balance ($1.4 million) due to the Trade Credit Group, plus interest at 8%, was paid by DeSoto in February 1997.

     The Company has commenced a three year, $75 million capital improvements plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency. The principal components of the Company's capital improvements plan include reconfiguring its electric arc furnace, replacing the caster and upgrading its wire and rod mills. During the first nine months of 1997, the Company made capital expenditures of approximately $17.4 million primarily related to upgrades of production equipment and an information systems project at its facility in Peoria, Illinois. Capital expenditures for 1997 are currently estimated to be approximately $26 million and are related primarily to upgrades and debottlenecking of production equipment.

     The Company incurs significant ongoing costs for plant and equipment and substantial employee medical benefits for both current and retired employees.
As such, the Company is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. As a result of this process, the Company has in the past, and may in the future, reduce controllable costs, modify product mix, acquire and dispose of businesses, restructure certain indebtedness, and raise additional equity capital. The Company will continue to evaluate the need for similar actions or other measures in the future in order to meet its obligations. The Company also routinely evaluates acquisitions of interests in, or combinations with, companies related to the Company's current businesses. The Company intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities or increasing the indebtedness of the Company. The Company's ability to incur new debt in the future is limited by the terms of the Indenture.

     Management believes the cash flows from operations together with available cash will provide sufficient funds to meet its anticipated operating and capital expenditure needs for the remainder of 1997 and the year ending December 31, 1998. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, working capital requirements and capital expenditures. However, liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes, any significant increases in the cost of providing medical coverage to active and retired employees, significant declines in the Company's end user markets or market share, the inability to maintain satisfactory billet and rod production levels, or other unanticipated costs, if significant, could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company.



PART II.

ITEM 1. Legal Proceedings


    Reference is made to disclosure provided under the caption "Current litigation" in Note 13 to the Consolidated Financial Statements included in the Annual Report.

    Note 8 to the Consolidated Financial Statements is incorporated herein by reference.


ITEM 6. Exhibits and Reports on Form 8-K


(a)  27.1 Financial Data Schedule for the nine month period ended
     September 30, 1997.

(b)  Reports on Form 8-K filed during the quarter ended September 30, 1997:
     A current report on Form 8-K, dated as of August 7, 1997, was filed to report the Company had completed a private placement of $100 million principal amount of 9 5/8% Senior Secured Notes maturing in August 2007.

                              S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Keystone Consolidated Industries, Inc.

                                         (Registrant)


Date:  November 12, 1997       By /s/Harold M. Curdy

                                      Harold M. Curdy
                                      Vice President - Finance/Treasurer
                                 (Principal Financial Officer)


Date:  November 12, 1997       By /s/Bert E. Downing, Jr.
                                     Bert E. Downing, Jr.
                                     Corporate Controller
                                 (Principal Accounting Officer)