Form 10-K
period 1997-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1998-03-24
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

     ACT OF 1934 - For the fiscal year ended December 31, 1997

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 10, 1998, 9,354,759 shares of common stock were outstanding. The aggregate market value of the 4,812,086 shares of voting stock held by nonaffiliates of the Registrant, as of such date, was approximately $55.9 million.

                      Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.
PART I

ITEM 1. BUSINESS.

General

     Keystone Consolidated Industries, Inc. ("Keystone") or the ("Company") believes it is a leading manufacturer of steel fabricated wire products, industrial wire and carbon steel rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets, and believes it is the second largest manufacturer of fabricated wire products and industrial wire in the United States based on tons produced (400,000 in 1997). The Company is vertically integrated, converting substantially all of its fabricated wire products and industrial wire from carbon steel rod produced in its steel mini-mill. During 1997, approximately 69% of the Company's net sales were generated from sales of fabricated wire products and industrial wire with the balance generated primarily from sales of rod not used in the Company's downstream operations. The Company's vertical integration allows it to benefit from the higher and more stable margins associated with fabricated wire products as compared to carbon steel rod, as well as from lower production costs of carbon steel rod as compared to wire fabricators which purchase rod in the open market. Moreover, management believes that Keystone's downstream fabricated wire products and industrial wire businesses better insulate it from the effects of rod imports and increases in domestic rod production capacity as compared to non-integrated rod producers. In 1997, the Company had net sales of $354 million.

     The Company's fabricated wire products, which comprised 45% of its 1997 net sales, include fencing, barbed wire, welded and woven hardware cloth, welded and woven wire mesh and nails. These products are sold to agricultural, construction, industrial, consumer do-it-yourself and other end-user markets. The Company serves these markets through distributors, merchandisers and consumer do-it-yourself chains such as Home Depot U.S.A., Inc., Lowe's Companies, Inc. and McCoy's Building Supply Center. A significant proportion of these products are sold to agricultural, consumer do-it-yourself and other end-user markets which in management's opinion are typically less cyclical than many steel consuming end-use markets such as the automotive, construction, appliance and machinery manufacturing industries. Management believes the Company's ability to service these customers with a wide range of fabricated wire products through multiple production and distribution locations provides it a competitive advantage in accessing these rapidly growing and less cyclical markets. Approximately 70% of the Company's fabricated wire products net sales are generated by sales under the RED BRAND trademark, a widely recognized brand name in the agricultural and construction fencing marketplaces for more than 70 years.

     The Company also sells industrial wire, an intermediate product used in the manufacture of fabricated wire products, to third parties who are generally not in competition with the Company. The Company's industrial wire customers include manufacturers of nails, coat hangers, barbecue grills, air conditioners, tools, refrigerators and other appliances. In 1997, net sales of industrial wire accounted for 24% of Company net sales. The Company also sells carbon steel rod into the open market which it is not able to consume in its downstream fabricated wire products and industrial wire operations. In 1997, open market sales of rod accounted for 27% of Company net sales. Of these rod sales, approximately 14% were to Engineered Wire Products, Inc. ("EWP"), a fabricated wire products company with 1997 sales of $30.2 million. Prior to December 23, 1997, Keystone owned a 20% equity interest in EWP and had rights to acquire the remaining 80%. On December 23, 1997, Keystone purchased the 80% of EWP not already owned by the Company for a total purchase price of $11.2 million in cash, using available funds. EWP is now a wholly-owned subsidiary of Keystone. EWP broadens Keystone's fabricated wire product lines and in the future may provide an opportunity to shift additional rod production to a higher margin, value added fabricated wire product. See "Business -- Products, Markets and Distributions" and Notes 2 and 13 to the Consolidated Financial Statements.

     The Company's operating strategy is to enhance profitability by: (i) establishing a leading position as a supplier of choice among its fabricated wire products and industrial wire customers by offering a broad product line and by satisfying growing customer quality and service requirements; (ii) shifting its product mix towards higher margin, value-added fabricated wire products;
(iii) achieving manufacturing cost savings and production efficiencies through capital improvements and investment in new and upgraded wire and steel production equipment; and (iv) increasing vertical integration through internal growth and selective acquisitions of fabricated wire products manufacturing facilities.

     During 1997, the Company commenced a three year, $75 million capital improvements plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency. The principal components of the Company's capital improvements plan include reconfiguring its electric arc furnace, replacing the caster and upgrading its wire and rod mills. The Company also hired a new operating management team with experience in implementing similar capital improvements. Upon the completion of these capital improvements in 1999, the Company expects to increase its annual steel casting production capacity to 800,000 tons from 655,000 tons. As of December 31, 1997, the Company has spent approximately $26 million of the $75 million planned capital improvements.

     The Company is the successor to Keystone Steel & Wire Company, which was founded in 1889. Contran Corporation ("Contran") and other entities controlled by Mr. Harold C. Simmons, beneficially own approximately 46% of the Company. Substantially all of the outstanding voting stock of Contran is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is the sole trustee. The Company may be deemed to be controlled by Contran and Mr. Simmons.

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

Manufacturing

     The Company's manufacturing operations consist of an electric arc furnace steel mill, referred to as a mini-mill, a rod mill and six wire and wire product fabrication facilities. The manufacturing process commences in the Peoria, Illinois arc shop with scrap steel being loaded into an electric arc furnace and converted into molten steel. The molten steel is then transferred to a ladle refining furnace where the molten steel chemistries and temperatures are monitored and adjusted to specifications prior to casting. The molten steel is then transferred from the ladle refining furnace by ladle into a six-strand continuous casting machine from which it emerges in five-inch square strands that are cut to predetermined lengths, referred to as billets. These billets, along with any billets purchased from outside suppliers, are then transferred to the adjoining rod mill.

     Upon entering the rod mill, the billets pass through a computer-controlled, multi-zone recuperative reheat furnace. The heated billets are fed into the rolling line, where they pass through various finishing stands during the rod production process. After rolling, the rod is coiled and cooled. After cooling, the coiled rod passes through inspection stations for metallurgical, surface and diameter checks. Finished coils are compacted and tied, and either transferred to the Company's other facilities for processing into wire, nails and other fabricated wire products or shipped to rod customers.

     While the Company does not maintain a significant "shelf" inventory of finished rod, it generally has on hand approximately a one-month supply of fabricated wire and wire products inventory which enables the Company to fill customer orders and respond to shifts in product demand.

Products, Markets and Distribution

     The following table sets forth certain information with respect to the Company's steel and wire product mix in each of the last three years.

                                     Year Ended December 31,

                         1995                1996                1997

                   Percent   Percent  Percent   Percent   Percent   Percent
                   of Tons     of     of Tons     of      of Tons      of
     Product       Shipped    Sales   Shipped    Sales    Shipped    Sales

Fabricated wire
  products            35.0%    49.8%    32.3%    48.7%      32.3%     47.4%
Industrial wire       23.6     23.4     23.1     23.2       25.1      24.8
Carbon steel rod      41.4     26.8     44.6     28.1       42.6      27.8

                     100.0%   100.0%   100.0%   100.0%     100.0%    100.0%




     Fabricated Wire Products. The Company is one of the leading suppliers in the United States of agricultural fencing, barbed wire, stockade panels and a variety of welded and woven wire mesh, fabric and netting for agricultural, construction and industrial applications. The Company produces these products at its Peoria, Illinois, Sherman, Texas and Caldwell, Texas facilities. These products are distributed by the Company through farm supply distributors, hardlines merchandisers, building and industrial materials distributors and consumer do-it-yourself chains such as Home Depot U.S.A., Inc., Lowe's Companies Inc. and McCoy's Building Supply Center. Many of the Company's fencing and related wire products are marketed under the Company's RED BRAND label, a recognized brand of the Company for more than 70 years. As part of its marketing strategy, the Company designs merchandise packaging, supportive product literature and point-of-purchase displays for marketing many of these products to the retail consumer market. The Company also manufactures products for residential and commercial construction, including bulk, package and collated nails, rebar ty wire, stucco netting, welded wire mesh, forms and reinforcing building fabric at its Peoria, Illinois; Sherman, Texas; Caldwell, Texas; Springdale, Arkansas; Hortonville, Wisconsin and Upper Sandusky, Ohio facilities. The primary customers for these products are construction contractors and building materials manufacturers and distributors. The Company sells approximately 40% of its nails through PrimeSource, Inc., one of the largest nail distributors in the United States, under PrimeSource's Grip-Rite label.

     The Company believes that its fabricated wire products are less susceptible than industrial wire or rod to the cyclical nature of the steel business because the commodity-priced raw materials used in such products, such as scrap steel, represent a lower percentage of the total cost of such value-added products when compared to rod or other less value-added products.

     The Company continuously evaluates opportunities to expand its downstream fabricated wire products operations. During 1994, the Company purchased a 20% stake in EWP, a joint venture located in Upper Sandusky, Ohio with a manufacturer and distributor of wire mesh for use in highway and road construction. During 1996 and 1997, 11% and 14%, respectively, of Keystone's rod sales were to EWP. In December 1997, Keystone purchased the 80% of EWP not already owned by the Company. Keystone paid a total of $11.2 million in cash, using available funds, to acquire the remaining 80% of EWP and assumed EWP's liabilities. Management believes EWP broadens its fabricated wire product line and, in the future, may provide an opportunity to shift additional rod production to a higher margin, value-added fabricated wire product.

     Industrial Wire. The Company is one of the largest manufacturers of industrial wire in the United States. At its Peoria, Illinois, Hortonville, Wisconsin, Sherman, Texas and Caldwell, Texas facilities, the Company produces custom-drawn industrial wire in a variety of gauges, finishes and packages for further consumption by the Company's fabricated wire products operations and for sale to industrial fabrication and original equipment manufacturer customers. The Company's drawn wire is used by customers in the production of a broad range of finished goods, including nails, coat hangers, barbecue grills, air conditioners, tools, refrigerators and other appliances. Management believes that with a few exceptions, its industrial wire customers do not generally compete with the Company.

     Carbon Steel Rod. The Company produces low carbon steel rod at its rod mill located in Peoria, Illinois. Low carbon steel rod, with carbon content of up to 0.38%, is more easily shaped and formed than higher carbon rod and is suitable for a variety of applications where ease of forming is a consideration. In 1997, approximately 59% of the rod manufactured by the Company was used internally to produce wire and fabricated wire products at the Company's six wire fabrication facilities. The remainder of the Company's rod production was sold directly to producers of construction products, fabricated wire products and industrial wire, including products similar to those manufactured by the Company.

Industry and Competition

     The fabricated wire products, industrial wire and carbon steel rod businesses in the United States are highly competitive and are comprised primarily of several large mini-mill rod producers, many small independent wire companies and a few large diversified rod and wire producers, such as the Company. Among Keystone's principal competitors in the fabricated wire products and industrial wire markets are Northwestern Steel & Wire Co., Davis Wire Corporation and Gilbert & Bennett. Competition in the fabricated wire product and industrial wire markets is based on a variety of factors, including channels of distribution, price, delivery performance, product quality, service, and brand name preference. Since carbon steel rod is a commodity steel product, management believes the domestic rod market is more competitive than the fabricated wire products and industrial wire markets, and price is the primary competitive factor. Among Keystone's principal domestic carbon steel rod competitors are North Star Steel, GS Technologies, Rariton River and Co-Steel.

     The Company also competes with many small independent wire companies who purchase rod from domestic and foreign sources. Due to the breadth of its fabricated wire products and industrial wire offerings, its ability to service diverse geographic and product markets, and the low relative cost of its internal supply of steel rod, the Company believes that it is well positioned to compete effectively with non-diversified rod producers and wire companies. Foreign steel and industrial wire producers also compete with the Company and other domestic producers.
     The domestic steel rod industry has experienced a consolidation over the past decade, as large integrated steel producers disposed of or, to a significant degree, discontinued their steel rod and wire operations. Some of this capacity was replaced by the capacity of domestic mini-mills and foreign producers. Worldwide overcapacity in the steel industry continues to exist and since the expiration of certain voluntary restraint agreements with certain foreign governments in March 1992, imports of wire rod and certain wire products have increased significantly. The Company believes that certain competitors may increase their rod production capacity in the next few years, which could adversely affect rod pricing generally and increase competition among rod manufacturers.

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

     The Company is implementing a direct order/inventory control system that is designed to enhance its ability to serve high volume, retail customers. The Company believes this system, when fully implemented, will provide the Company with a competitive advantage in the service of its major retail customers.

Raw Materials and Energy

     The principal raw material used in the Company's operations is scrap steel. The Company's steel mill is located close to numerous sources of high density automobile, industrial and railroad scrap, all of which is currently available from numerous sources. The purchase of scrap steel is highly competitive and its price volatility is influenced by periodic shortages, freight costs, weather, and other conditions beyond the control of the Company. The cost of scrap can fluctuate significantly and product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of large increases in scrap prices. The Company has not entered into any long-term contracts for the purchase or supply of scrap steel and it is, therefore, subject to the price fluctuation of scrap steel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Trademarks

     The Company has registered the trademark RED BRAND for field fence and related products. Adopted by the Company in 1924, the RED BRAND trademark has been widely advertised and enjoys high levels of market recognition. The Company also maintains other trademarks for various products which have been promoted in their respective markets.

Employment
     The Company currently employs approximately 2,025 people, of whom approximately 1,125 are represented by the Independent Steel Workers' Alliance ("ISWA") at its Peoria, Illinois facilities, approximately 175 are represented by the International Association of Machinists and Aerospace Workers (Local
1570) ("IAMAW") at its Sherman, Texas facilities and approximately 75 are represented by Local Union #40 - An Affiliate to the International Brotherhood of Teamsters' Chauffeurs Warehousemen And Helpers of America - AFL-CIO ("IBTCWHA") at its Upper Sandusky, Ohio facility. The current collective bargaining agreements with the ISWA, IAMAW and IBTCWHA expire in May 1999, March 2000 and November 1998, respectively. The Company believes its relationship with its employees are good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Customers

     The Company sells its products to customers in the agricultural, industrial, construction, commercial, original equipment manufacturer and retail markets primarily in the Midwestern and Southwestern regions of the United States. Customers vary considerably by product and management believes the Company's ability to offer a broad range of product represents a competitive advantage in servicing the diverse needs of its customers.

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

     The Company's ten largest customers represented approximately 30%, 33% and 34% of the Company's net sales in 1995, 1996 and 1997, respectively, and no single customer accounted for more than 7% of the Company's net sales during each of 1995, 1996 or 1997. The Company's fabricated wire products, industrial wire and rod business is not dependent upon a single customer or a few customers, the loss of any one, or a few, of which would have a material adverse effect on its business.

Backlog

     The Company's backlog of unfilled cancelable fabricated wire products, industrial wire and steel rod purchase orders, for delivery generally within three months, approximated $23 million at December 31, 1996 and $24 million at December 31, 1997. The Company does not believe that backlog is a significant factor in its business, and believes all of the backlog at December 31, 1997 will be filled within 1998.

Household cleaning products

     DeSoto, Inc. ("DeSoto") a wholly owned subsidiary of the Company, manufactures household cleaning products (primarily powdered and liquid laundry detergents) at its facility located in Joliet, Illinois. Keystone acquired DeSoto in September 1996. For the period from the date of Keystone's acquisition of DeSoto in September 1996 through December 31, 1996 and for 1997, DeSoto had net sales of $2.5 million and $14 million, respectively. DeSoto manufactures most products on a make and ship basis, and, as such, overall levels of raw materials and finished goods inventories maintained by DeSoto are relatively nominal. Approximately 81% of DeSoto's household cleaning products sales for both the period from the date of the acquisition by Keystone through December 31, 1996 and for 1997, were to a single customer, Sears, Roebuck & Co. ("Sears"). Although the loss of Sears as a customer would have a material adverse effect on DeSoto's household cleaning products business, such loss would not have a material adverse effect on the consolidated operations of the Company.

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

     The Company records liabilities related to environmental issues at such time as information becomes available and is sufficient to support a reasonable estimate of a range of loss. If the Company is unable to determine that a single amount in an estimated range is more likely, the minimum amount of the range is recorded. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. See Note 15 to the Consolidated Financial Statements.

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

     The Company's fabricated wire products, industrial wire and carbon steel rod production facilities utilize approximately 2.7 million square feet for manufacturing and office space, approximately 80% of which is located at the Company's Peoria, Illinois facility.


     The following table sets forth the location, size and general product types produced for each of the Company's steel and wire facilities, all of which are owned by the Company.

                                               Approximate
                                                   Size
                            Location          (Square Feet)
     Facility Name                                            Products Produced


Keystone Steel & Wire    Peoria, IL         2,100,000  Fabricated wire products, industrial
                                                       wire, carbon steel rod
Sherman Wire             Sherman, TX               294,000  Fabricated wire products and
                                                            industrial wire
Engineered Wire Products Upper Sandusky, Oh         76,000  Fabricated wire products
Keystone Fasteners       Springdale, AR             76,000  Fabricated wire products
Sherman Wire of Caldwell Caldwell, TX               75,000  Fabricated wire products and
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Keystone's common stock is listed and traded on the New York Stock Exchange (symbol: KES). The number of holders of record of the Company's common stock as of March 10, 1998 was 1,627. The following table sets forth the high and low sales prices of the Company's common stock for the calendar years indicated, according to published sources.

                                  High                 Low
1997
  First quarter                  $ 9.75                $ 8.00
  Second quarter                  10.88                  8.13
  Third quarter                   15.75                 10.88
  Fourth quarter                  14.81                 11.44

1996
  First quarter                  $12.00                $10.00
  Second quarter                  10.38                  9.50
  Third quarter                   10.00                  8.25
  Fourth quarter                   8.25                  6.25


     The Company has not paid cash dividends on its common stock since 1977. In connection with the acquisition of DeSoto, the Company issued $3,500,000 of 8% preferred stock to the former preferred stockholders of DeSoto. Quarterly dividends in the amount of $70,000 on these preferred shares are payable in December, March, June and September of each year. The Company paid quarterly dividends on these preferred shares amounting to $70,000 and $280,000 in 1996 and 1997, respectively. In addition, in October 1996, DeSoto paid $1,600,000 of dividend arrearages on the preferred shares outstanding prior to the acquisition by Keystone. The Company is subject to certain covenants under its commercial revolving credit facility and Indenture related to its Senior Secured Notes that restrict its ability to pay dividends, including a prohibition against the payment of dividends on its common stock without lender consent.


ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Item 7 -- "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

                                                Years ended December 31,

                                            1993         1994        1995         1996         1997

                                          (In thousands, except ratios and per share and per ton amounts)
Statement of Operations Data:
  Net sales                               $345,186   $364,435     $345,657     $331,175    $354,073
  Cost of goods sold                       312,665    327,453      312,909      298,268     316,599

  Gross profit                              32,521     36,982       32,748       32,907      37,474
  Selling expenses                           5,032      5,101        4,367        3,855       4,628
  General and administrative
    expenses                                20,309     20,675       17,185       22,779      17,918
  Operating income                          13,077     12,908       11,141       10,662      23,292
  Interest expense (credit) (1)              6,575     (1,165)       3,385        3,741       7,612

  Income before income taxes              $  1,130   $ 12,389     $  8,078     $  4,240    $ 16,909
  Provision for income taxes                   381      4,828        3,191        1,656       4,541

  Net income                              $    749   $  7,561     $  4,887     $  2,584    $ 12,368


  Net income available for common
    shares (2)

                                          $    749   $  7,561     $  4,887     $  2,514    $ 12,088



 Basic net income available for
    common shares per share
                                                             Years ended December 31,

                                            1993         1994        1995         1996         1997

                                          (In thousands, except ratios and per share and per ton amounts)
                                         $    .14    $    1.36   $     .87     $     .38   $   1.30


 Diluted net income available
    for common shares per share

                                         $    .14    $    1.35   $     .86     $     .38  $   1.28


  Weighted average common and common
    equivalent shares outstanding  :
    Basic                                    5,481      5,577        5,633        6,554       9,271
    Diluted                                  5,495      5,601        5,654        6,560       9,435



Other Financial Data:
  Cash contributions to defined benefit
    pension plans                         $ 14,955   $ 20,069      $ 18,702    $  9,664    $   -
  Capital expenditures                        7,349     12,742      18,208       18,992       26,294
  Depreciation and amortization              11,084     11,585      11,961       12,425       12,815

Other Operating Data:
  Product shipments (in tons):
    Fabricated wire products                    257        267         242          222          225
    Industrial wire                             149        168         164          159          175
    Carbon steel rod                            337        316         287          307          297
                                                             Years ended December 31,

                                            1993         1994        1995         1996         1997

                                          (In thousands, except ratios and per share and per ton amounts)
      Total                                     743        751         693          688          697



  Average selling prices(per ton):
    Fabricated wire products               $    685   $    690    $    707     $    716     $    710
    Industrial wire                             455        479         492          478          478
    Carbon steel rod                            296        313         322          298          317


  Average total production cost per ton    $    420   $    437    $    452     $    430     $    437
  Average scrap purchase cost per ton           110        125         128          125          122

                                                             As of December 31,

                                        1993         1994         1995         1996         1997

                                                             (In thousands)
Balance Sheet Data:
  Working capital (deficit) (3)       $  6,385    $  2,529     $ (6,861)    $(15,907)    $ 52,684
  Property, plant and equipment, net    80,769      81,147       86,436       92,608      112,754
  Total assets                         206,654     205,601      198,822      302,368      374,131
  Total debt                            27,190      26,054       29,945       51,780      106,844
  Redeemable preferred stock              -           -            -           3,500        3,500
  Stockholders' equity (deficit)       (50,908)    (40,579)     (37,493)      31,170       44,211



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

(2) Includes dividends on preferred stock of $70,000 in 1996 and $280,000 in 1997.

(3) Working capital (deficit) represents current assets minus current liabilities.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     The Company believes that it is a leading manufacturer of fabricated wire products, industrial wire and carbon steel rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets and believes it is the second largest manufacturer of fabricated wire products and industrial wire in the United States based on tons produced (400,000 in 1997). The Company's operations benefit from vertical integration as the Company's mini-mill supplies carbon steel rod produced from scrap steel to its downstream fabricated wire products and industrial wire operations. These downstream fabrication operations accounted for 69% of 1997 net sales. The Company's fabricated wire products typically yield higher and less volatile gross margins compared to rod. Management believes that Keystone's fabricated wire businesses insulate it better than other rod producers from the effects of rod imports and new domestic rod production capacity. Moreover, the Company's rod production costs have historically been below the market price for rod providing a significant cost advantage over wire producers who purchase rod as a raw material.

     The Company's estimated current fabricated wire products and industrial wire production capacity is 601,000 tons. Utilization of the Company's annual fabricated wire products and industrial wire production capacity aggregated 77% in 1995, 78% in 1996 and 82% in 1997. Recent modifications to the Company's steel making operations increased annual billet production capacity from approximately 655,000 tons to 700,000 tons, while the current estimated annual production capacity of the Company's rod mill is approximately 750,000 tons. In 1996 and 1997, the Company's steel making operations operated at near capacity and, together with billet purchases of 46,000 tons and 67,000 tons in 1996 and 1997, respectively, provided 700,000 tons and 732,000 tons of billets in 1996 and 1997, respectively. These increased billet volumes, resulted in rod production increasing 4% from 694,000 tons (93% of estimated capacity) in 1996 to 719,000 tons (96% of estimated capacity) in 1997.

     In November 1994, the Company entered into a joint venture agreement and formed EWP. The Company had a 20% equity interest in EWP together with an option to acquire the remaining 80%. On December 23, 1997, Keystone purchased the 80% of EWP not already owned by the Company (the "EWP Acquisition"). Keystone paid a total of $11.2 million in cash, using available funds, to acquire the remaining 80% of EWP and assumed EWP's liabilities. EWP is now a wholly owned subsidiary of Keystone. In 1995, the Company contributed to EWP, among other things, certain equipment as part of its capital contribution. As a result, through December 23, 1997 the Company did not sell the fabricated wire products previously manufactured on the equipment contributed to EWP. During 1996, the Company manufactured 4,000 tons of these fabricated wire products as compared to 13,000 tons in 1995. As part of the joint venture agreement, the Company supplied EWP with the majority of its rod requirements. EWP then converted the rod to fabricated wire products which were primarily used in the concrete pipe and road construction businesses. During 1995, 1996 and 1997, the Company shipped 28,000 tons, 33,000 tons and 41,000 tons, respectively, of rod to EWP. Pro forma consolidated net sales and operating income for Keystone in 1997, assuming the EWP acquisition was completed on January 1, 1997, approximated $371 million and $26 million, respectively.

     The Company's profitability is dependent in large part on its ability to utilize effectively its production capacity, which is affected by the availability of raw material, plant efficiency and other production factors and to control its manufacturing costs, which are comprised primarily of raw materials, energy and labor costs. The Company's primary raw material is scrap steel. The price of scrap steel is highly volatile and scrap steel prices are affected by periodic shortages, freight costs, weather and other conditions largely beyond the control of the Company. Although the average per ton price paid for scrap by the Company was relatively constant during 1995, 1996 and 1997 ($128, $125 and $122, respectively), prices can vary widely from period-to-period and the Company's product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of large increases in scrap prices.

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

     As a result of the acquisition of DeSoto in September 1996, the Company is also engaged in the manufacture and packaging of household cleaning products. As the operations of DeSoto are insignificant when compared to the consolidated operations of the Company in 1996 and 1997, and are expected to continue to be insignificant in the future, DeSoto's results of operations are not separately addressed in the discussion that follows.

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
Results Of Operations

     The following table sets forth the Company's production and sales volume data for the periods indicated.

                                     Years Ended December 31,
                                   1995           1996         1997
                                       (In thousands of tons)
Production volume:
  Billets:
    Produced                       645              654         665
    Purchased                       61               46          67
  Carbon steel rod                 662              694         719

Sales volume:
  Fabricated wire products         242              222         225
  Industrial wire                  164              159         175
  Carbon steel rod                 287              307         297

                                   693              688         697


     The following table sets forth the components of the Company's net sales for the periods indicated.

                                             Years Ended December 31,
                                          1995         1996         1997
                                                  (In millions)

Fabricated wire products                  $171.4      $159.2       $159.9
Industrial wire                             80.7        75.8         83.8
Carbon steel rod                            92.4        91.8         94.0
Household cleaning products and other        1.2         4.4         16.4

                                          $345.7      $331.2       $354.1

     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                            Years Ended December 31,
                                          1995         1996         1997

Net sales                                  100.0%      100.0%      100.0%
Cost of goods sold                          90.5        90.1        89.4
Gross profit                                 9.5         9.9        10.6
Selling expenses                             1.3         1.2         1.3
General and administrative expense           5.0         6.9         5.1
Overfunded defined benefit pension           -           (.3)       (1.8)
credit

Income before income taxes                   2.3%        1.3%        4.8%
Provision for income taxes                    .9          .5         1.3

Net income                                   1.4%         .8%        3.5%


Year ended December 31, 1997 compared to year ended December 31, 1996

     Net sales increased 6.9% in 1997 from 1996. Fabricated wire products represented 45% of net sales in 1997 and 48% in 1996; industrial wire represented 24% in 1997 and 23% in 1996; and carbon steel rod represented 27% in 1997 and 28% in 1996.

     Fabricated wire product prices decreased approximately 1% while shipments increased 1% in 1997 from 1996. During 1997, industrial wire prices remained level with 1996 prices while shipments increased 10% from 1996. Carbon steel rod prices increased 6% as shipments decreased 3% from 1996 to 1997.

     Gross profit increased approximately 13.9% to $37.4 million in 1997 from $32.9 million in 1996. Gross margin increased to 10.6% in 1997 from 9.9% in 1996 as increased selling prices and lower pension expense and scrap costs more than offset higher rod conversion costs. During 1997, the Company purchased 697,000 tons of scrap at an average price of $122 per ton as compared to 1996 purchases of 654,000 tons at an average price of $125 per ton. The Company purchased 67,000 tons of billets in 1997 at an average price of $238 per ton as compared to 46,000 tons at $227 per ton in 1996.

     The DeSoto acquisition in September 1996 included the simultaneous merger of the Company's and DeSoto's defined benefit pension plans and as a result, pension expense charged to cost of goods sold in 1997 was nil as compared to 1996 when the Company charged pension expense of approximately $3.7 million to cost of goods sold. During 1997, the Company recorded a non-cash pension credit of approximately $6.3 million and currently estimates, for financial reporting purposes, that it will recognize a non-cash pension credit of approximately $9 million in 1998 and, does not anticipate cash contributions for defined benefit pension plan fundings will be required in 1998. However, future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases in pension expense or credit and future funding requirements. See Note 7 to the Consolidated Financial Statements.

     Selling expenses increased 20% to $4.6 million in 1997 from $3.9 million in 1996 but remained relatively constant as a percentage of sales.

     General and administrative expenses decreased 21.3%, or $4.9 million, in 1997. This decrease was primarily a result of lower environmental expenses in 1997 partially offset by a $2.4 million charge to bad debt expense recorded in the fourth quarter of 1997 resulting from a severe deterioration in a customer's financial condition. At December 31, 1997, the Company's financial statements reflected total accrued liabilities of $16.1 million to cover estimated remediation costs arising from environmental issues. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. See Note 15 to the Consolidated Financial Statements.

     In August 1997, the Company recorded a pre-tax gain in other income of approximately $1.8 million resulting from the sale of a building that was used by one of the Company's former operating divisions. The operating division was sold in 1989, but the Company retained the building.

     Interest expense in 1997 was higher than 1996 due principally to higher average borrowing levels and higher average interest rates. On August 7, 1997, the Company issued $100 million of 9 5/8% Senior Secured Notes (the "Senior Notes"). The net proceeds to the Company from the issuance of the Senior Notes were approximately $96.3 million. The Company used $52.4 million of the net proceeds from the issuance of the Senior Notes to repay borrowings under the Company's revolving credit facility and to retire amounts outstanding under the Company's term loan (the "Term Loan"). Both the Company's revolving credit facility and Term Loan bore interest at 1% over the prime rate (effective rate of 9.5% on December 31, 1997) and had an original maturity date of December 31, 1999. Average borrowings by the Company under its revolving credit facility and Term Loan approximated $32.8 million in 1997 as compared to $40.2 million in 1996. During 1997, the average interest rate paid by the Company under its revolving credit facility and Term Loan was 9.4% per annum as compared to 9.3% in 1996. As a result of the issuance of the Senior Notes, the Company expects higher average borrowing levels and interest rates in 1998 will result in increased interest expense as compared to the 1997 level.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 5 to the Consolidated Financial Statements. The Company's deferred tax position at December 31, 1997 is also explained in Note 7 to the Consolidated Financial Statements and in "-- Liquidity and Capital Resources." During the fourth quarter of 1997, based upon revisions in the Company's estimate of liabilities for income taxes, Keystone reduced its consolidated accrual for income taxes by $1.5 million. This change in estimate considered a settlement with the Internal Revenue Service (the "IRS"), in the 1997 fourth quarter, of a matter related to an appeal of proposed adjustments by the IRS for the 1990 through 1993 tax years on a more favorable basis than originally anticipated. The effective tax rates in 1997 and 1996 were 26.9% and 39.1%, respectively.

     As a result of the items discussed above, net income during 1997 increased to $12.4 million from $2.6 million in 1996 and increased as a percentage of sales to 3.5% from 0.8%.

Year ended December 31, 1996 compared to year ended December 31, 1995

     Net sales decreased 4% in 1996 from 1995. Fabricated wire products represented 48% of sales in 1996 and 50% in 1995; industrial wire represented 23% in both 1996 and 1995; and carbon steel rod represented 28% in 1996 and 27% in 1995.

     Fabricated wire product prices increased approximately 1% while shipments decreased 8% in 1996 from 1995. This decrease in shipments was primarily due to the closing of the Company's West Coast distribution facility and, as discussed previously, the contribution of certain equipment to the EWP joint venture in 1995. Shipments of fabricated wire products by Keystone's remaining facilities increased slightly in 1996 but were more than offset by the decline of 12,000 tons of fabricated wire products due to the closure of the West Coast distribution facility in 1995. Industrial wire prices decreased approximately 3% in 1996 while shipments also decreased 3% from 1995 to 1996. Carbon steel rod prices decreased 7% as shipments increased 7% from 1995 to 1996. This increase in rod shipments was due in part to increased purchases by EWP.

     Gross profit increased approximately 1% to $32.9 million in 1996 from $32.7 million in 1995. Gross margin increased to 9.9% in 1996 from 9.5% in 1995, as lower overall product per ton selling prices were more than offset by a more favorable product sales mix of fabricated wire products, lower scrap and purchased billet costs and lower pension expense. During 1996, the Company purchased 654,000 tons of scrap at an average price of $125 per ton as compared to 1995 purchases of 644,000 tons at an average price of $128 per ton. The Company purchased 46,000 tons of billets in 1996 at an average price of $227 per ton as compared to 61,000 tons at $257 per ton in 1995. As a result of the DeSoto acquisition in September 1996, pension expense decreased 58% in 1996, as compared to 1995. During 1996 and 1995 the Company charged pension expense of approximately $3.7 million and $8.7 million, respectively, to cost of goods sold.

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

     As a result of the items discussed above, net income during 1996 decreased to $2.6 million from $4.9 million in 1995 and decreased as a percentage of sales to 0.8% from 1.4%.

Liquidity And Capital Resources

     On August 7, 1997, the Company issued the Senior Notes which are due in August 2007 and are collateralized by a second priority lien on substantially all of the existing and future fixed assets of the Company. A portion of the $96.3 million net proceeds was used to retire the Company's term loan and repay borrowings under the Company's revolving credit facility. The balance of the net proceeds are available for the Company's general corporate purposes, including financing capital expenditures. The Senior Notes were issued pursuant to an indenture (the "Indenture") which, among other things, provides for optional redemptions, mandatory redemptions and certain covenants including provisions that, among other things, limit the ability of the Company to sell capital stock of subsidiaries, enter into sale and leaseback transactions and transactions with affiliates, create new liens and incur additional debt. The Indenture also limits the ability of the Company to pay dividends or make other restricted payments, as defined.

     At December 31, 1997, the Company had working capital of $52.7 million, including $22.6 million of cash and cash equivalents. The Company did not have any outstanding borrowings under its $55 million revolving credit facility at December 31, 1997. The amount of available borrowings under the Company's revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Under the terms of the Indenture, the Company's ability to borrow in excess of $25 million under the revolving credit facility is dependent upon maintenance of a Consolidated Cash Flow Ratio (as defined), for the most recently completed
four fiscal quarters of at least 2.5 to 1.   Available borrowings under the
revolving credit facility, which expires December 31, 1999, were $54.4 million at December 31, 1997. However, under the terms of the Indenture, borrowings under the revolving credit facility as of December 31, 1997 would be limited to approximately $53 million.

     During 1997, the Company's operating activities provided approximately $11.5 million of cash, compared to $40,000 of cash provided by operating activities in 1996. In addition to higher earnings in 1997 as compared to 1996, cash flow from operations was impacted by changes in relative levels of assets and liabilities, including levels of pension fundings in excess of pension expense. During 1997, Keystone was not required to fund any contributions to its defined benefit pension plan and the Company recorded a pension credit of approximately $6.3 million. Defined benefit pension plan contributions ($9.7 million) exceeded pension expense ($3.7 million) by approximately $6.0 million
in 1996.   The Company does not expect to be required to make contributions to the pension plan during 1998. Future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases to pension expense or credit and funding requirements in future periods. See Note 7 to the Consolidated Financial Statements. During the third quarter of 1997, DeSoto received approximately $4.7 million from one of its insurers in exchange for releasing the insurer from coverage for certain years of environmental related liabilities. Such amount is included in the Company's self insurance accruals at December 31, 1997. Immediately following the DeSoto acquisition, Keystone was obligated to, and did, cause DeSoto to pay certain of DeSoto's trade creditors (the "Trade Credit Group") 80% of the balance of the trade payables then due to the Trade Credit Group. The remaining 20% of the balance ($1.4 million) due to the Trade Credit Group, plus interest at 8%, was paid by DeSoto in February 1997.

     The Company repaid the outstanding borrowings under the revolving credit facility and Term Loan with a portion of the net proceeds of the offering of the Senior Notes. In addition, the Company anticipates applying the remaining net proceeds to fund a portion of its capital improvements plan and for general corporate purposes. Until used, the net proceeds of the Senior Notes will be invested in short-term investment grade securities or money market funds.

     Prior to its acquisition by Keystone, DeSoto received a Report of Tax Examination Changes from the IRS that proposed adjustments resulting in additional taxes, penalties, and interest for the years 1990 through 1993. DeSoto filed a formal appeal of the proposed adjustments, and in prior years, accrued an estimate of its liability related to this matter. In the fourth quarter of 1997, DeSoto settled the matter with the IRS for a payment of approximately $2.6 million, including interest of approximately $1.1 million. Such payment was less than previously accrued amounts and, as such, in the 1997 fourth quarter, Keystone reduced its consolidated accrual for income taxes by $1.5 million.

     During 1997, the Company made capital expenditures of approximately $26.3 million primarily related to upgrades of production equipment and an information systems project at its facility in Peoria, Illinois. During 1997, the Company commenced a three year, $75 million capital improvement plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency. The principal components of the Company's capital improvements plan include reconfiguring its electric arc furnace, replacing the caster and upgrading its wire and rod mills. Capital expenditures for 1998 are currently estimated to be approximately $57 million and are related primarily to upgrades of, as well as additional, production equipment. These capital expenditures will be funded using available cash and borrowing availability under the Company's revolving credit facilities.

     In December 1997, DeSoto entered into an agreement to settle its liability as a potentially responsible party with respect to alleged hazardous substance contamination of the American Chemical Site, a chemical recycling facility located in Griffith, Indiana, for a cash payment of $1.6 million. Such amount was within the previously accrued balance and DeSoto expects to pay the $1.6 million during the first half of 1998.

     In February 1998, the Company entered into an agreement with Insteel Wire Products Company ("Insteel"), to purchase Insteel's agricultural fencing product manufacturing equipment and related inventory for approximately $13 million, subject to any adjustment due to a physical inventory. Keystone expects to incur additional capital costs of $6 to $9 million to relocate and integrate such equipment into its manufacturing facilities. As part of the agreement with Insteel, Keystone also acquired Insteel's former customer list and certain other records and Insteel agreed not to compete with Keystone in the North American agricultural fencing products business for a period of five years.

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

     Management believes the cash flows from operations together with available cash and the funds available under its revolving credit facility will be sufficient funds to fund the anticipated needs of its operations and capital improvements plan for the year ending December 31, 1998. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, working capital requirements, interest rates, repayments of long-term debt, capital expenditures, and available borrowings under its revolving credit facility. However, liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes, any significant increases in the cost of providing medical coverage to active and retired employees could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end-user markets or market share, the inability to maintain satisfactory billet and rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing. See Notes 15 and 17 to the Consolidated Financial Statements.

Year 2000 Issue

     As a result of certain computer programs being written using two digits rather than four to define the applicable year, any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

     The Company is in the process of evaluating the modifications to existing software and new software required to mitigate the Year 2000 Issue. The Company has also initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to minimize their own Year 2000 Issue. The Company will utilize both internal and external sources to reprogram or replace and test its software, and it expects to complete its evaluation in the first half of 1998 and to have any required modifications completed prior to December 31, 1999. However, if such modifications are not made, or are not completed timely, the year 2000 Issue could have a material impact on the operations of the Company. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Because the Company has not completed the evaluation of its Year 2000 Issue, it is not able to quantify the costs that may be incurred in order to eliminate its Year 2000 Issue.

     The date on which the Company plans to complete any necessary year 2000 modifications is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

  2.2 -- Share Purchase Agreement, dated as of December 23, 1997, between Registrant and Price Brothers Company (Incorporated by reference to
       Exhibit 2.1 to the Registrant's Form 8-K filed January 16, 1998)

  3.1 -- Certificate of Incorporation, as amended and filed with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.)

  3.2 -- Bylaws of the Company, as amended and restated December 30, 1994 (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

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

  4.3 -- Indenture dated as of August 7, 1997 relating to the Registrant's 9 5/8% Senior Secured Notes due 2007 (Incorporated by reference to Exhibit
       4.1 to the Registrant's Form 8-K filed September 4, 1997.)

 10.1 -- Intercorporate Services Agreement with Contran Corporation dated as of January 1, 1997.

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

 10.6 -- Registration Rights Agreement Dated as of August 7, 1997, among the Registrant, Wasserstein Perella Securities, Inc. and PaineWebber Incorporated (Incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed September 4, 1997.)

 10.7 -- The Combined Master Retirement Trust between Valhi, Inc. and Harold C. Simmons as restated effective July 1, 1995 (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-35955)).

 21   -- Subsidiaries of the Company.

 23.1 -- Consent of Coopers & Lybrand L.L.P.

 23.2 -- Consent of Coopers & Lybrand L.L.P.

 27  --   Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated March 24, 1998, thereunto duly authorized.


                                       KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                       (Registrant)


                                        /s/ GLENN R. SIMMONS


                                        Glenn R. Simmons
                                        Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this
report has been signed below and dated as of March   , 1998 by the following
persons on behalf of the registrant and in the capacities indicated:

  /s/ GLENN R. SIMMONS                        /s/ RICHARD N. ULLMAN
      Glenn R. Simmons                            Richard N. Ullman
      Chairman of the Board                          Director

  /s/ J. WALTER TUCKER, JR.                 /s/ WILLIAM P. LYONS
      J. Walter Tucker, Jr.                     William P. Lyons
    Vice Chairman of the Board                      Director

  /s/ THOMAS E. BARRY                       /s/ ROBERT W. SINGER
      Thomas E. Barry                           Robert W. Singer
         Director                                President and
                                             Chief Executive Officer

  /s/ PAUL M. BASS, JR.                     /s/ HAROLD M. CURDY
      Paul M. Bass, Jr.                         Harold M. Curdy
    Director                                Vice President -- Finance,
                                            Treasurer and Principal
                                               Financial Officer

  /s/ WILLIAM SPIER                         /s/ BERT E. DOWNING, JR.
     William Spier                              Bert E. Downing, Jr.
        Director                             Controller and Principal
                                                Accounting Officer

  /s/ DAVID E. CONNOR
      David E. Connor
          Director

            KEYSTONE CONSOLIDATED INDUSTRIES, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                            Items 8, 14(a) and 14(d)

  Index of Consolidated Financial Statements and Financial Statement Schedule

                                                                        Page

Financial Statements

  Report of Independent Accountants...................................... F-2

  Consolidated Balance Sheets -- December 31, 1996 and 1997.......... F-3/F-4

  Consolidated Statements of Operations -- Years ended December 31,
    1995, 1996 and 1997.................................................. F-5

  Consolidated Statements of Stockholders' Equity (Deficit) -- Years
    ended December 31, 1995, 1996 and 1997............................... F-6

  Consolidated Statements of Cash Flows -- Years ended December 31,
    1995, 1996 and 1997.............................................. F-7/F-8

  Notes to Consolidated Financial Statements........................ F-9/F-36

Financial Statement Schedule

  Schedule II -- Valuation and Qualifying Accounts .......................S-1

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keystone Consolidated Industries, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                          COOPERS & LYBRAND L.L.P.

March 2, 1998
Dallas, Texas

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1997
                       (In thousands, except share data)

              ASSETS                                  1996       1997

Current assets:
  Cash and cash equivalents                         $   -      $ 22,622
  Notes and accounts receivable, net of allowances
    of $469 and $2,941                                35,974     37,841
  Inventories                                         36,533     53,930
  Deferred income taxes                               16,381     18,869
  Prepaid expenses                                     1,542      1,175


      Total current assets                            90,430    134,437


Property, plant and equipment:
  Land, buildings and improvements                    47,309     49,153
  Machinery and equipment                            198,488    237,234
  Leasehold improvements                               1,221       -
  Construction in progress                            15,423      7,496

                                                     262,441    293,883
Less accumulated depreciation                        169,833    181,129


      Net property, plant and equipment               92,608    112,754


Other assets:
  Restricted investments                               7,691      7,694
  Prepaid pension cost                               104,726    111,072
  Deferred financing costs                               332      3,795
  Deferred income taxes                                2,181       -
  Goodwill                                              -         1,229
  Other                                                4,400      3,150


      Total other assets                             119,330    126,940


                                                    $302,368   $374,131



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 1996 and 1997
                       (In thousands, except share data)

      LIABILITIES, REDEEMABLE PREFERRED STOCK
             AND STOCKHOLDERS' EQUITY
                                                     1996        1997

Current liabilities:
  Notes payable and current maturities of
    long-term debt                                 $ 34,760   $  3,789
  Accounts payable                                  34,419      29,679
  Accounts payable to affiliates                       159        -
  Accrued OPEB cost                                  8,368       8,415
  Other accrued liabilities                          28,631     39,870


      Total current liabilities                     106,337     81,753


Noncurrent liabilities:
  Long-term debt                                    17,020     103,055
  Accrued OPEB cost                                100,818     101,470
  Deferred income taxes                               -          2,963
  Negative goodwill                                 27,057      25,421
  Other                                              16,466     11,758


      Total noncurrent liabilities                  161,361    244,667


Redeemable preferred stock, no par value;
  500,000 shares authorized; 435,456 shares issued
                                                      3,500      3,500


Stockholders' equity:
  Common stock, $1 par value, 12,000,000 shares
    authorized; 9,190,139 and 9,299,133 shares
issued                                               9,920      10,029
    at stated value
  Additional paid-in capital                        46,347      47,191
  Accumulated deficit                              (25,085)    (12,997)
  Treasury stock - 1,134 shares, at cost                (12)       (12)


      Total stockholders' equity                     31,170     44,211


                                                   $302,368   $374,131


Commitments and contingencies (Notes 15, 16 and 17).


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1995, 1996 and 1997
                     (In thousands, except per share data)

                                              1995       1996      1997

Revenues and other income:
  Net sales                                  $345,657  $331,175  $354,073
  Interest                                        157        50     1,218
  Other, net                                      110       539     2,053


                                              345,924   331,764   357,344


Costs and expenses:
  Cost of goods sold                          312,909   298,268   316,599
  Selling                                       4,367     3,855     4,628
  General and administrative                   17,185    22,779    17,918
  Overfunded defined benefit pension credit      -       (1,119)   (6,322)
  Interest                                      3,385     3,741     7,612


                                              337,846   327,524   340,435


      Income before income taxes                8,078     4,240    16,909

Provision for income taxes                      3,191     1,656     4,541


      Net income                                4,887     2,584    12,368

Dividends on preferred stock                     -           70       280
  Net income available for common shares     $  4,887  $  2,514  $ 12,088

Net income per share available for common shares:

    Basic                                  $    .87    $    .38  $   1.30
    Diluted                                $    .86    $    .38  $   1.28

Weighted average common and common
  equivalent shares outstanding:
    Basic                                       5,633     6,554     9,271
    Diluted                                     5,654     6,560     9,435


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                   AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 1995, 1996 and 1997
                                 (In thousands)

                                                                            Common stockholders' equity (deficit)

                                                                                                                     Total common
                                        Redeemable                 Additional    Net pension                          stockholders'
                                         preferred    Common stock    paid-in    liabilities  Accumulated   Treasury     equity

                                           stock    Shares   Amount   capital    adjustment     (deficit)    stock      (deficit)

Balance - December 31, 1994                 $  -    5,594   $ 6,313   $19,393      $(33,787)     $(32,486)     $(12)     $(40,579)

Net income                                     -     -         -         -             -            4,887       -           4,887
Pension adjustments                            -     -         -         -           (2,470)         -          -          (2,470)
Issuance of stock                              -       44        49       620          -             -          -             669


Balance - December 31,1995                     -    5,638     6,362    20,013       (36,257)      (27,599)      (12)      (37,493)

Net income                                     -     -         -         -             -            2,584       -           2,584
Pension adjustments                            -     -         -         -            3,554          -          -           3,554
Issuance of stock - DeSoto acquisition        5,100 3,500     3,500    25,813          -             -          -          29,313
Issuance of stock- other                          -    52        58       521          -             -          -             579
Preferred dividends declared                     70  -         -         -             -              (70)      -             (70)
Preferred dividends paid                     (1,670) -         -         -             -             -          -            -
Merger of pension plans, net                   -     -        -          -           32,703          -          -          32,703


Balance December 31, 1996                     3,500 9,190     9,920    46,347          -          (25,085)      (12)       31,170

Net income                                     -     -         -         -             -           12,368       -          12,368
Issuance of stock                              -      109       109       844          -             -          -             953
Preferred dividends declared                    280  -         -         -             -             (280)      -            (280)
Preferred dividends paid                       (280) -        -          -             -             -          -            -


                                             $3,500 9,299   $10,029   $47,191      $   -         $(12,997)    $ (12)     $ 44,211

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1995, 1996 and 1997
                                 (In thousands)

                                               1995       1996      1997

Cash flows from operating activities:
  Net income                                 $  4,887  $  2,584  $ 12,368
  Depreciation and amortization                11,961    12,425    12,815
  Amortization of deferred financing costs        147       181       455
  Deferred income taxes                         1,750    (1,249)    1,573
  Other, net                                      858       974     2,425
  Change in assets and liabilities:
    Notes and accounts receivable              10,379    (2,209)   (1,978)
    Inventories                                   103      (102)   (9,671)
    Accounts payable                           (2,036)   (3,873)   (6,455)
    Pensions                                  (10,042)   (5,991)   (6,322)
    Other, net                                 (5,449)   (2,700)    6,249


      Net cash provided by operating
        activities
                                               12,558        40    11,459


Cash flows from investing activities:
  Capital expenditures                        (18,208)  (18,992)  (26,294)
  Acquisition of businesses                      -       (1,008)  (11,285)
  Collection of notes receivable                1,711       168       212
  Proceeds from disposition of property
    and equipment
                                                  106        29     2,720


      Net cash used by investing activities   (16,391)  (19,803)  (34,647)

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1995, 1996 and 1997
                                 (In thousands)

                                               1995       1996        1997

Cash flows from financing activities:
  Revolving credit facility, net             $ 8,030   $ 16,534    $(31,095)
  Other notes payable and long-term debt:
    Additions                                     81      9,495     100,294
    Principal payments                        (4,220)    (4,194)    (19,535)
  Preferred stock dividend payments             -        (1,670)       (280)
  Deferred financing costs paid                  (60)      (425)     (3,918)
  Common stock issued, net                         2         23         344


    Net cash provided by financing
       activities
                                               3,833     19,763      45,810


Net change in cash and cash equivalents         -          -         22,622

Cash and cash equivalents, beginning of year    -          -           -


Cash and cash equivalents, end of year       $  -      $   -       $ 22,622

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized      $ 3,673   $  4,058    $  4,068
    Income taxes                               1,560      2,210       4,253
  Common stock contributed to employee
    benefit plan                             $   597   $    522    $    578

Business combination:
  Net assets consolidated:
    Noncash assets                           $  -      $ 99,663    $ 22,321
    Liabilities                                 -       (37,109)     (9,500)
    Goodwill                                    -          -          1,229
    Negative goodwill                           -       (27,133)       -

                                                -        35,421      14,050
  Redeemable preferred stock issued,
    including accumulated dividends             -        (5,100)       -
  Common stock issued                           -       (29,313)       -
  Recorded equity in joint venture              -          -         (2,765)


  Cash paid                                  $  -      $  1,008    $ 11,285


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies

     Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") is 46% owned by Contran Corporation ("Contran") and entities affiliated with Contran. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons may be deemed to control Contran. Contran may be deemed to control the Company.

     Principles of consolidation and management's estimates. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Certain 1995 and 1996 amounts have been reclassified to conform with the 1997 presentation.

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

     Fiscal year. The Company's fiscal year is 52 or 53 weeks and ends on the last Sunday in December. Each of fiscal 1996 and 1997 were 52-week years and 1995 was a
53-week year.

     Net sales.  Sales are recorded when products are shipped.

     Property, plant, equipment and depreciation. Property, plant and equipment are stated at cost. Interest cost capitalized in 1995, 1996 and 1997 amounted to $317,000, $419,000 and $483,000, respectively. Repairs, maintenance and minor renewals are expensed as incurred. Improvements which substantially increase an asset's capacity or alter its capabilities are capitalized.

     Depreciation is computed using principally the straight-line method over the estimated useful lives of 10 to 30 years for buildings and improvements and three to 12 years for machinery and equipment. Depreciation expense amounted to $11,961,000, $12,501,000 and $14,434,000 during the years ended December 31,
1995, 1996 and 1997, respectively.

     Investment in joint venture. Prior to December 23, 1997, the Company had a 20% interest in a joint venture, Engineered Wire Products, Inc. ("EWP"), and accounted for the investment by the equity method. Differences between the cost of the investment and the Company's pro rata share of EWP's separately-reported net assets, if any, were allocated among the assets and liabilities of the joint venture based upon estimated relative fair values. The Company's investment in the joint venture at December 31, 1996 is included in other assets on the accompanying balance sheet. Earnings from the joint venture, which were not material, were recorded in other income. On December 23, 1997, Keystone acquired the 80% ownership interest of the joint venture not already owned by the Company. Subsequent to this acquisition, the former joint venture became a wholly-owned subsidiary of Keystone and, as such, is consolidated in Keystone's balance sheet at December 31, 1997 and will be consolidated in Keystone's statements of operations and cash flows beginning January 1, 1998. See also Notes 2 and 13.

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

     Advertising costs. Advertising costs, expensed as incurred, were $.9 million in 1995, $.6 million in 1996 and $.7 million in 1997.

     Income per share. Basic income per share is based upon the weighted average number of common shares actually outstanding during each year. Diluted income per share includes the impact of outstanding dilutive stock options and warrants. The weighted average number of shares of outstanding stock options and warrants which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive approximated 13,000, 191,000 and 171,000 in 1995, 1996 and 1997, respectively.

     Deferred financing costs. Deferred financing costs related primarily to the issuance of the Company's 9 5/8% Senior Secured Notes (the "Senior Notes") and are amortized by the straight-line method over 10 years (term of the Senior Notes). Deferred financing costs are stated net of accumulated amortization of $455,000 at December 31, 1997. Amortization of deferred financing costs in 1995, 1996 and 1997 amounted to $147,000, $181,000 and $455,000, respectively.

     Goodwill. Goodwill, representing the excess of cost over the fair value of individual net assets acquired in the 1997 EWP acquisition, will be amortized by the straight-line method over 10 years. There was no amortization of goodwill during 1997.

     Negative goodwill. Negative goodwill, representing the excess of fair value over cost of individual net assets acquired in the 1996 acquisition of DeSoto, Inc., ("DeSoto"), is amortized by the straight-line method over 20 years (remaining life of 18.75 years at December 31, 1997) and is stated net of accumulated amortization of approximately $76,000 and $1,695,000 at December 31, 1996 and 1997, respectively. Amortization of negative goodwill in 1996 and 1997 amounted to $76,000 and $1,619,000, respectively.

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

Note 2 - Acquisitions

     DeSoto. On September 27, 1996, the stockholders of Keystone and DeSoto approved the merger of the two companies (the "DeSoto Acquisition"), in which DeSoto became a wholly-owned subsidiary of Keystone. Keystone issued approximat ely 3.5 million shares of its common stock (approximately $29.3 million at the $8.375 per share market price on September 27, 1996) and 435,456 shares of Keystone preferred stock ($3.5 million redemption value beginning on July 21, 1997) in exchange for all of the outstanding common stock and preferred stock, respectively, of DeSoto. Each DeSoto common stockholder received .7465 of a share of Keystone common stock for each share of DeSoto common stock. Additionally, Keystone was obligated to immediately pay to the holders of DeSoto preferred stock approximately $1.6 million in accumulated, unpaid dividends, which amounts were also paid. See Note 10.

     In connection with the DeSoto Acquisition, Keystone assumed certain options to purchase DeSoto common stock and converted them to options to acquire approximately 147,000 shares of Keystone common stock at prices of $5.86 to $13.56 per share. Keystone also assumed certain DeSoto warrants giving holders the right to acquire the equivalent of 447,900 shares of Keystone common stock at a price of $9.38 per share. Due to the immateriality of the fair value of the options and warrants exchanged in connection with the DeSoto Acquisition (approximately $1.2 million), Keystone did not include such value in the purchase price allocation.

     The DeSoto Acquisition included the concurrent merger of Keystone's three underfunded defined benefit pension plans with and into DeSoto's overfunded defined benefit pension plan, which resulted in an overfunded plan for financial reporting purposes. See Note 7.

     Pursuant to the DeSoto merger agreement, Keystone was obligated to, and has caused DeSoto to pay, approximately $5.9 million to certain of DeSoto's trade creditors who were parties to a trade composition agreement with DeSoto. DeSoto was required to pay an additional $1.4 million, plus interest at 8%, to such trade creditors before September 27, 1997, and such amounts were paid by DeSoto in February 1997.

     Keystone accounted for the DeSoto Acquisition by the purchase method of accounting and, accordingly, DeSoto's results of operations and cash flows are included in the Company's consolidated financial statements subsequent to the DeSoto Acquisition. The purchase price has been allocated to the individual assets acquired and liabilities assumed of DeSoto based upon preliminary estimated fair values.

     EWP. In November 1994, the Company entered into a Joint Venture Agreement with an unrelated party and formed EWP, a manufacturer and distributor of wire mesh for the concrete pipe and road construction business, which previously operated as a division of Price Brothers Company ("PBC") of Dayton, Ohio. The Company obtained a 20% interest in EWP, in exchange for contributions of $1 million in cash and equipment in 1994 and $1 million in cash and inventory in 1995. In connection with the Joint Venture Agreement, the Company also entered into a Shareholders' Agreement which gave the Company the exclusive option to acquire the remaining 80% interest in EWP at fair market value for a period of five years. On December 23, 1997, Keystone acquired the remaining 80% of EWP (the "EWP Acquisition") and EWP became a wholly-owned subsidiary of Keystone. Keystone paid $11.2 million in cash to acquire PBC's 80% interest in the joint venture using available funds on hand.

     Keystone accounted for the step acquisition of EWP by the purchase method of accounting and, accordingly, EWP is consolidated in Keystone's balance sheet at December 31, 1997 and will be consolidated in Keystone's statements of operations and cash flow beginning January 1, 1998. The purchase price has been allocated to the individual assets acquired and liabilities assumed of EWP based upon preliminary estimated fair values. The actual allocation of the purchase price may be different from the preliminary allocation due to adjustments in the purchase price and refinements in estimates of the fair values of the net assets acquired.

     Unaudited pro forma financial information. The following unaudited pro forma financial information has been prepared assuming (i) the EWP Acquisition occurred as of January 1, 1996, (ii) the September 1996 DeSoto Acquisition and the simultaneous merger of the two companies' defined benefit pension plans occurred on January 1, 1996, (iii) the April 1996 sale of DeSoto's Union City, California business occurred on December 31, 1995, and (iv) Keystone's August 1997 $100 million bond offering and application of the net proceeds therefrom occurred on January 1, 1996. The pro forma financial information is not necessarily indicative of actual results had the transactions occurred at the beginning of the periods, nor do they purport to represent results of future operations of the combined companies.

                                                Years ended December 31,
                                                 1996            1997
                                                      (Unaudited)
                                            (In millions, except per share
                                                         data)
Revenues and other income                         $357.2           $374.3
Operating income                                  $ 11.3           $ 25.8
Net income (loss)                                 $  (.4)          $ 11.9
Net income available to common stockholders       $  (.8)          $ 11.6
Net income (loss) available for common
  shares per common share - diluted               $ (.09)          $ 1.23

     Pro forma net periodic pension expense for 1996, assuming the DeSoto Acquisition and pension plan merger occurred January 1, 1996, approximates $1.7 million as compared to historical pension expense of $3.7 million.

Note 3 - Inventories

     Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 72% and 78% of the inventories held at December 31, 1996 and 1997, respectively. The first-in, first-out or average cost methods are used to determine the cost of all other inventories.

                                           December 31,
                                       1996           1997
                                          (In thousands)
Raw materials:
  Steel and wire products            $12,548         $17,609
  Household cleaning products            526             854

                                      13,074          18,463

Work in process -
  Steel and wire products             12,824          15,475


Finished products:
  Steel and wire products              9,954          16,707
  Household cleaning products             96             150

                                      10,050          16,857

Supplies -
  Steel and wire products             13,612          16,290

                                      49,560          67,085


Less LIFO reserve:
  Steel and wire products             12,996          13,096
  Household cleaning products             31              59

                                      13,027          13,155
                                     $36,533         $53,930



Note 4 - Notes payable and long-term debt

                                                     December 31,
                                                 1996          1997
                                                   (In thousands)
9 5/8% Senior Secured Notes, due August 2007      $  -      $100,000
Commercial credit agreements:
  Revolving credit facility - Keystone             31,095       -
  Revolving credit facility - EWP                    -         2,471
  Term loan - Keystone                             19,166       -
  Term loan - EWP                                    -         1,603
Other                                               1,519      2,770

                                                   51,780    106,844
  Less current maturities                          34,760      3,789


                                                  $17,020   $103,055



     On August 7, 1997, the Company issued the Senior Notes. The Senior Notes are due in August 2007 and are collateralized by a second priority lien on substantially all of the existing and future fixed assets of the Company. A portion of the $96.3 million net proceeds was used to prepay and terminate the Company's term loan and repay outstanding borrowings under the Company's revolving credit facility.

     The Senior Notes were issued pursuant to an Indenture (the "Indenture") which, among other things, provides for optional redemptions, mandatory redemptions and certain covenants, including provisions that, among others things, limit the ability of the Company to sell capital stock of subsidiaries, enter into sale and leaseback transactions and transactions with affiliates, create new liens and incur additional debt. In addition, under the terms of the Indenture, the Company's ability to borrow in excess of $25 million under the Company's $55 million revolving credit facility is dependent upon maintenance of a Consolidated Cash Flow Ratio (as defined) for the most recently completed four fiscal quarters of at least 2.5 to 1. The Indenture also limits the ability of the Company to pay dividends or make other restricted payments, as defined.

     The Company's $55 million revolving credit facility (the "Keystone Revolver") is collateralized primarily by the Company's trade receivables and inventories, bears interest at 1% over the prime rate and matures December 31, 1999. During 1995 the facility bore interest at 1.5% over the prime rate. The effective interest rate was 9.25% and 9.5% at December 31, 1996 and 1997, respectively. The amount of available borrowings is based on formula- determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit (approximately $.6 million at December 31, 1997). At December 31, 1997, the additional available borrowings under this credit facility were $54.4 million. However, under the terms of the Indenture, borrowings under the Keystone Revolver at December 31, 1997 would be limited to approximately $53 million. The Keystone Revolver requires the Company's daily cash receipts to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances when there is a balance outstanding on the Keystone Revolver. The Keystone Revolver contains restrictive covenants, including certain minimum working capital and net worth requirements and a prohibition against the payment of dividends on Keystone common stock without lender consent.

     EWP has available $6 million under a revolving credit agreement (the "EWP Revolver") that expires March 31, 1998. EWP is presently negotiating with its lender for a two year extension of the EWP Revolver. Interest is payable at either the prime rate or federal funds rate, as defined in the credit agreement, plus .75% (9.25% at December 31, 1997). EWP's term loan is due June 30, 2000 and is payable in quarterly installments of $145,750 plus accrued interest at the prime rate or federal funds rate, as defined in the credit agreement, plus 1% (9.5% at December 31, 1997). EWP's inventories, accounts receivable and property, plant and equipment are collateralized under the EWP Revolver and EWP's term loan. These agreements contain covenants with respect to working capital, additional borrowings, payment of dividends and certain other matters.

     Excluding the Senior Notes and EWP equipment acquisition debt, substantially all of the Company's notes payable and long-term debt reprice with changes in interest rates. The book value of all indebtedness is deemed to approximate market value.

     The aggregate maturities of notes payable and long-term debt are shown in the table below.


Year ending December 31,               Amount

                                  (In thousands)
1998                                 $  3,789
1999                                    1,277
2000                                    1,118
2001                                      506
2002                                      154
2003 and thereafter                   100,000

                                     $106,844



     At December 31, 1997, total collateralized obligations, including deferred pension contributions (see Note 7), amounted to $111.4 million.

Note 5 - Income taxes

     Summarized below are (i) the differences between the provision for income taxes and the amounts that would be expected using the U. S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision for income taxes.

                                                         Years ended December 31,
                                                        1995       1996          1997
                                                             (In thousands)
Expected tax expense, at statutory rate           $ 2,827    $ 1,484    $ 5,918
U.S. state income taxes, net                          171         11       253
Amortization of negative goodwill                    -          -         (567)
Settlement of income tax audit                       -          -       (1,500)
Other, net                                            193        161       437


  Provision for income taxes charged to
    results of operations                           3,191      1,656     4,541
Stockholders' equity - pension component           (1,580)     2,272      -


  Comprehensive provision for income taxes         $ 1,611    $ 3,928   $ 4,541



Comprehensive provision for income taxes:
  Currently payable:
    U.S. federal                                   $ 3,095    $ 5,428   $ 5,536
    U.S. state                                         254        788       384
    Benefit of loss carry forwards                  (1,271)       (23)     (841)
    Utilization of alternative minimum tax credits    (637)    (3,288)   (2,111)

      Net currently payable                           1,441      2,905     2,968
  Deferred income taxes, net                            170      1,023     1,573

                                                    $ 1,611    $ 3,928   $ 4,541


     Prior to the DeSoto Acquisition, the Company believed a portion of its gross deferred tax assets did not meet a "more likely than not" relizability test and accordingly, provided a $30 million valuation allowance. As a result of the DeSoto Acquisition and related transactions, Keystone eliminated the $30 million deferred tax asset valuation allowance as part of the purchase price allocation for the DeSoto Acquisition.

     During 1995 and 1996, the Company was subject to the regular U.S. federal statutory income tax rate of 35%, but utilized alternative minimum tax credit carry forwards to reduce its current federal income tax payable. At December 31, 1997, the Company had approximately $1.7 million of alternative minimum tax credit carry forwards which have no expiration date.

     The components of the net deferred tax asset are summarized below.

                                                               December 31,
                                                        1996                    1997
                                                Assets   Liabilities   Assets  Liabilities
                                                             (In thousands)
Tax effect of temporary differences relating
to:
  Inventories                                  $  2,202    $  -      $  1,779   $   -
  Property and equipment                           -        (5,792)      -        (5,382)
  Prepaid pension                                  -       (40,843)      -       (43,285)
  Accrued OPEB cost                              42,583       -        42,854       -
  Accrued liabilities and other deductible
   differences                                   14,317       -        15,740       -
  Other taxable differences                        -        (7,915)      -        (7,500)
  Net operating loss carryforwards               10,796       -         9,955       -
  Alternative minimum tax credit carryforwards    3,214       -         1,745       -


    Gross deferred tax assets (liabilities)      73,112    (54,550)    72,073    (56,167)
Reclassification, principally netting by tax
 jurisdiction
                                                (54,550)    54,550    (53,204)    53,204


    Net deferred tax asset (liability)           18,562       -        18,869     (2,963)
Less current deferred tax asset                  16,381       -        18,869       -
    Noncurrent deferred tax asset (liability)   $ 2,181   $   -       $  -       $(2,963)


     As a result of the DeSoto Acquisition, the Company has pre-acquisition net operating loss carryforwards generated by DeSoto which are approximately $24.7 million and which expire from 2003 through 2010. These net operating loss carryforwards can be used to reduce the future taxable income of the Company, subject to certain statutorially-imposed limitations. A nominal amount of the acquired net operating loss carryforward was utilized in 1996 subsequent to the DeSoto Acquisition and in 1997 $2.4 million was used.

     Prior to the DeSoto Acquisition, DeSoto received a Report of Tax Examination Changes from the Internal Revenue Service (the "IRS") that proposed adjustments resulting in additional taxes, penalties and interest for the years 1990 through 1993. DeSoto filed a formal appeal of the proposed adjustments, and in prior years, accrued an estimate of its liability related to this matter. During the fourth quarter of 1997, DeSoto settled the matter with the IRS for a payment of approximately $2.6 million, including interest of approximately $1.1 million. Such payment was less than previously accrued amounts and, as such, in the fourth quarter of 1997, Keystone reduced its consolidated accrual for income taxes by $1.5 million.

Note 6 - Stock options, warrants and stock appreciation rights plan

     In 1997, the Company adopted its 1997 Long-Term Incentive Plan (the "1997 Plan"). Under the 1997 Plan, the Company may make awards that include, but need not be limited to, one or more of the following types: stock options, SARs, restricted stock, performance grants and any other type of award deemed consistent with the purposes of the plan. Subject to certain adjustments, an aggregate of not more than 300,000 shares of the Company's common stock may be issued under the 1997 Plan. Stock options granted under the 1997 Plan may include options that qualify as incentive stock options as well as options which are not so qualified. Incentive stock options are granted at a price not less than 100%, or in certain instances, 110% of a fair market value of such stock on the date of the grant. Stock options granted under the 1997 Plan may be exercised over a period of ten, or in certain instances, five years. The vesting period, exercise price, length of period during which awards can be exercised, and restriction periods of all awards are determined by the Incentive Compensation Committee of the Board of Directors.

     The Company's 1992 Option Plan permits the granting of stock options, SARs and restricted stock to key employees of the Company or its parent or subsidiaries for up to 300,000 shares of the Company's common stock, subject to certain adjustments. The 1992 Option Plan provides for the grant of options that qualify as incentive stock options and for options which are not so qualified. Incentive stock options are granted at a price not less than 100% of the fair market value of such stock on the date of grant. The exercise price of all options and SARs, the length of period during which the options or SARs may be exercised, and the length of the restriction period for restricted stock awards are determined by the Incentive Compensation Committee of the Board of Directors. During 1997, the Company granted all remaining options available under the 1992 Plan.

     The Keystone Consolidated Industries, Inc. 1992 Non-Employee Director Stock Option Plan (the "Director Plan") provides that each non-employee director of the Company will annually be automatically granted an option to purchase 1,000 shares of the Company's common stock. Options are granted at a price equal to the fair market value of such stock on the date of the grant, vest one year from the date of the grant and expire five years from the date of the grant. Up to 50,000 shares of the Company's common stock may be issued pursuant to the Director Plan. During 1997, the Director Plan was terminated.

     Prior to the DeSoto Acquisition, DeSoto granted stock options to certain employees, consultants, and non-employee directors under a DeSoto stock plan adopted in
1992 (the "DeSoto Options"). The options granted to employees and consultants were qualified stock options (the "ISO Options") and the options granted to non-employee directors were non-qualified options. The ISO Options vest equally over the three years subsequent to the first anniversary of the grant date and are exercisable for a period of 10 years from the grant date. The non-qualified options are exercisable immediately upon grant and are exercisable for a period of 10 years from the grant date. All options were granted at prices equal to the fair market value of the stock on the dates the options were granted. Upon consummation of the DeSoto Acquisition, each then outstanding DeSoto Option was assumed by Keystone and converted into an option to acquire that number of shares of Keystone Common Stock equal to the number of shares of DeSoto Common Stock subject to such DeSoto Option multiplied by .7465 (the "Exchange Ratio"). The exercise price of such DeSoto Options was also adjusted by dividing such exercise price by the Exchange Ratio. The other terms of the DeSoto Options, including vesting schedules, remain unchanged. The Keystone options exchanged for the former DeSoto options expire two years from the date of the DeSoto acquisition. Also effective with the DeSoto Acquisition, the former DeSoto 1992 stock plan was terminated.

     Changes in outstanding options, including 15,000 options outstanding under a prior plan pursuant to which no further grants can be made are summarized in the table below.

                                                    Price per     Amount payable
                                                     share        upon exercise
                                     Options

Outstanding at December 31, 1994      111,600      $8.75-15.81      $1,294,702
  Granted                               5,000            13.38          66,875
  Exercised                              (200)            8.75          (1,750)
  Canceled                            (21,000)           15.77        (331,102)


Outstanding at December 31, 1995       95,400       8.75-15.81       1,028,725

  Granted                             185,000       8.13-11.00       1,517,500
  Assumed in DeSoto acquisition       147,062       5.86-13.56       1,351,519
  Exercised                            (3,733)                         (23,130)
                                                          6.20
  Canceled                            (18,733)      8.75-15.81        (234,980)


Outstanding at December 31, 1996      404,996       5.86-13.56       3,639,634

  Granted                             167,000       8.13-13.94       1,613,625
  Exercised                           (35,235)      9.71-10.50        (343,778)
  Canceled                             (5,000)           10.75         (53,750)


Outstanding at December 31, 1997      531,761     $ 5.86-13.94      $4,855,731



     The following table summarizes weighted average information about fixed stock options outstanding at December 31, 1997.

                      Outstanding                         Exercisable
                             Weighted Average               Weighted Average

  Range of                Remaining                       Remaining
  Exercise               Contractual   Exercise          Contractual   Exercise
   Prices     Options       Life        Price    Options    Life         Price

$5.86-$9.25  398,635      7.4 years    $ 8.13    151,635   5.1 years     $ 7.98
$9.71-$13.94 133,126      4.2          $12.13     91,166   1.7           $11.38

             531,761      6.6          $ 9.13    242,801   3.8           $ 9.25


     At December 31, 1997, options to purchase 242,801 shares were exercisable (204,513 shares exercisable at prices lower than the December 31, 1997 quoted market price of $12.00 per share) and options to purchase an additional 121,760 shares will become exercisable in 1998. At December 31, 1997, an aggregate of 198,000 shares were available for future grants under the 1997 Plan.

     Prior to the DeSoto Acquisition, DeSoto had granted warrants to the holders of DeSoto preferred stock to purchase 1,200,000 shares of DeSoto common stock at an exercise price of $7.00 per share. In connection with the DeSoto acquisition, warrants to purchase 600,000 shares were terminated and the remaining 600,000 warrants were converted to warrants to purchase 447,900 shares of Keystone common stock at an exercise price of $9.38 per share. The warrants are exercisable through July 1998. At December 31, 1997, none of the warrants to purchase Keystone common stock had been exercised.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options granted subsequent to 1994 in accordance with the fair value based accounting method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for options granted in 1995, 1996 and 1997.

                                           Years ended December 31,
                                     1995            1996            1997
Risk-free interest rate           6.3%              6.7%             6.7%
Dividend yield                     -                -                -
Volatility factor                  .46               .44              .44
Weighted average expected life 5 years         10 years         10 years



     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the stock price volatility. Because Keystone's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the granted options.


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income available for common shares and primary net income available for common shares per common and common equivalent share were as follows:

                                                       Years ended December 31,
                                                  1995            1996            1997
                                                       (In thousands except per
                                                             share amounts)
Net income available for common shares -
  as reported                               $4,887        $2,514        $12,088
Net income available for common shares -
  pro forma                                 $4,870        $2,448        $11,752
Basic net income available for common
  shares per common and common equivalent
  share - as reported                       $  .87        $  .38        $  1.30
Basic net income available for common
  shares per common and common equivalent
  share - pro forma                         $  .87        $  .37        $  1.26
Weighted average fair value per share of
  options granted during the year           $ 6.55        $ 5.41        $  6.37


Note 7 - Employee benefit plans

     Prior to the DeSoto Acquisition, the Company maintained three noncontributory defined benefit pension plans covering most of its employees. The DeSoto Acquisition included the simultaneous merger of Keystone's three underfunded defined benefit pension plans with and into DeSoto's single overfunded defined benefit pension plan (the "Plan") resulting in an overfunded plan for financial reporting purposes. As a result, Keystone's unrecognized pension obligation asset, additional minimum pension liability and pension liabilities adjustment component of stockholders' equity at September 27, 1996 were eliminated.

     Pension benefits are based on a combination of stated percentages of each employee's wages and the method of calculating benefits under each of the former plans remain unchanged as a result of the plan merger. At December 31, 1997, approximately 93% of the Plan's assets were invested in a collective investment trust (the "Collective Trust") formed by Valhi, Inc. ("Valhi"), a majority-owned subsidiary of Contran, to permit the collective investment by trusts which implement employee benefit plans maintained by Contran, Valhi and related companies, including the Company. The remainder of the Plan's assets at December 31, 1997 were invested in United States Treasury Notes, corporate bonds and notes, investment partnerships, time deposits, commercial paper, certain real estate leased by the Company, various mutual funds invested in bonds, equity and real estate, mortgages and other short-term investments. Harold C. Simmons is the sole trustee and the sole member of the Trust Investment Committee for such trust, and receives no compensation for serving in such capacities.

     As of December 31, 1997, the Collective Trust directly holds, among other things, less than one percent of the outstanding common stock of each of the Company, Valhi and Tremont Corporation (an affiliate of Contran).

     With certain exceptions, the trustee of the Collective Trust has exclusive authority to manage and control the assets of the Collective Trust. Administrators of the employee benefit plans participating through their company's master trust in the Collective Trust, however, have the authority to direct distributions and transfers of plan benefits under such participating plans. The trust investment committee of the Collective Trust has the authority to direct the trustee to establish investment funds, transfer assets between investment funds and appoint investment managers and custodians. Except as otherwise provided by law, the trustee is not responsible for the investment of any assets of the Collective Trust that are subject to the management of an investment manager.

     Generally, the trustee cannot (i) invest more than 25% of the Collective Trust assets in securities of a single entity (although divestiture is not required if this limit is exceeded due to subsequent changes in the fair value of investments) or (ii) acquire an equity interest in a company unless the trustee determines in good faith that no entity that Harold C. Simmons controls (a "Related Entity") has a material equity interest in such company. Such good faith is conclusively presumed if no Related Entity holds voting securities of such company or if the Collective Trust and all Related Entities do not own in the aggregate five percent of the outstanding voting securities of such company and do not request or accept representation of such company's board of directors.

     The Company may withdraw all or part of the Plan's investment in the Collective Trust at the end of any calendar month without penalty.
     In addition, during years prior to the DeSoto Acquisition, DeSoto sold four of its real properties to its pension plan for approximately $10.6 million. Those properties are still owned by the Plan and are leased to DeSoto. These real properties amounted to approximately 3% of the Plan's assets at December 31, 1997. See Note 16.

     As a result of the EWP Acquisition, the Company also has a defined benefit pension plan covering EWP's hourly employees.

     The Company's funding policy is to contribute amounts equal to, or exceeding, minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company was granted funding waivers from the Internal Revenue Service ("IRS") to defer the annual pension plan contributions for the 1980, 1984 and 1985 plan years, which, in the aggregate, amounted to $31.7 million. The deferred amounts, with interest, were payable by the Company over fifteen years. At December 31, 1997, the remaining balance of such deferred contributions was approximately $4.5 million. These deferred contributions are collateralized by a lien on all of the Company's assets. Due to the merger of the pension plans, the Company will no longer be required to make these deferred contributions provided the Plan maintains a specified funded status.

     The components of net periodic pension cost (credit) are presented in the table below.

                                                  Years ended December 31,
                                                 1995        1996         1997
                                                       (In thousands)
Service cost                                    $ 1,811     $  2,214   $  2,368
Interest cost on projected benefit obligation    14,460       15,258     20,229
Actual (return)/loss on plan assets             (22,633)     (37,968)   (50,324)
Net amortization and deferral                    15,022       24,170     21,405


  Net periodic pension cost (credit)            $ 8,660     $  3,674   $ (6,322)


     The Company evaluates the discount rate used in determining the actuarial present value of its pension obligations in response to changes in interest rate trends and, if appropriate, adjusts the rate annually. The discount rate used at December 31, 1997 was 7.0% (7.5% in both 1995 and 1996).

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

     The following table sets forth the actuarially estimated obligations and funded status of the Company's various defined benefit pension plans and the Company's prepaid pension cost.

                                                               December 31,
                                                               1996      1997
                                                               (In thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                                 $272,855  $287,124

  Accumulated benefit obligation                            $273,792  $288,175

Plan assets at fair value                                   $328,783  $358,150
Projected benefit obligation                                 281,915   296,159

Plan assets in excess of projected benefit obligation         46,868    61,991

Unrecognized net loss from experience different from
 actuarial assumptions                                        51,291    44,319

Unrecognized net obligation being amortized over
  15-19 years                                                  6,567      4,762

     Total prepaid pension cost                             $104,726  $111,072


     The Company maintains several defined contribution plans covering most of its employees. The Company contributes the lesser of an amount equal to the participants' contributions or a formula established by the Board of Directors. Expense related to these plans was $2.3 million in 1995, $2.2 million in 1996 and $2.4 million in 1997.

Note 8 - Other accrued liabilities

                                                          December 31,
                                                         1996      1997
                                                         (In thousands)
Current:
  Salary, wages, vacations and other employee expenses  $11,085  $12,275
  Environmental                                           5,354    7,498
  Self insurance                                          1,585    6,605
  Interest                                                  452    4,146
  Disposition of former facilities                        3,518    2,306
  Legal and professional                                  1,542    1,199
  Other                                                   5,095    5,841


                                                        $28,631  $39,870


Noncurrent:
  Environmental                                         $12,787  $ 8,606
  Deferred gain                                           2,383    1,987
  Other                                                   1,296    1,165

                                                        $16,466  $11,758


     The deferred gain relates to the sale of certain DeSoto properties to DeSoto's pension plan. See Note 16.


Note 9 - Post retirement benefits other than pensions

     The Company currently provides, in addition to pension benefits, medical and life insurance benefits for certain retired employees of currently owned businesses as well as for certain retirees of businesses which have been sold or discontinued. Certain retirees are required to contribute to the cost of their benefits. Under plans currently in effect, most active employees would be entitled to receive OPEB upon retirement. OPEB expense for the years ended December 31, 1995, 1996 and 1997 was composed of the following:

                                                       December 31,
                                                 1995     1996      1997
                                                      (In thousands)
Service cost                                   $  985     $1,189    $1,304
Interest cost on projected benefit obligation   7,123      6,967     7,395
Amortization of prior service cost               (343)      (343)     (343)
Amortization of (gains) losses                   (331)         9       (29)

    Total OPEB expense                         $7,434     $7,822    $8,327


     The following table sets forth the actuarial present value of the estimated accumulated OPEB obligations, none of which have been funded.

                                                 December 31,
                                               1996        1997
                                                (In thousands)
Actuarial present value of accumulated
 OPEB obligations:
  Current retirees                           $ 72,886     $ 79,080
  Fully eligible active plan participants       1,026          752
  Other active plan participants               25,621       28,563

                                               99,533      108,395
Unrecognized net gain (loss) from
experience different                            5,102       (2,818)
  from actuarial assumptions
Unrecognized prior service credit               4,551        4,208


Total accrued OPEB cost                       109,186      109,785
Less current portion                            8,368        8,415


    Noncurrent accrued OPEB cost             $100,818     $101,370


     The rates used in determining the actuarial present value of the accumulated OPEB obligations were (i) discount rate - 7.5% in 1996 and 7.0% in 1997 and (ii) rate of increase in future health care costs - 6.5% in 1998, gradually declining to 5% in 2006 and thereafter. If the health care cost trend rate was increased by one percentage point, OPEB expense would have increased $1.0 million in 1997 and the actuarial present value of accumulated OPEB obligations at December 31, 1997 would have increased $10.3 million.

     The Company evaluates the discount rate used in valuing its OPEB liabilities in response to changes in interest rate trends and, if appropriate, adjusts the rate annually.

Note 10 - Redeemable preferred stock:

     In connection with the DeSoto Acquisition, Keystone issued 435,456 shares of Keystone Series A Senior Preferred Stock for all of the outstanding preferred stock of DeSoto. The preferred stock may be redeemed by Keystone at any time, in whole or, from time to time, in part, at a cash redemption price equal to $8.0375 per share (an aggregate of $3.5 million) plus all accrued but unpaid dividends thereon, whether or not earned or declared (the "Liquidation Preference"). Keystone must redeem the preferred stock at a cash redemption price equal to the Liquidation Preference, to the maximum extent legally permissible (i) on July 1, 2000; (ii) 30 days after a change of control of Keystone; or (iii) if, within ten days after the exercise of any warrants to purchase Keystone common stock by any of the warrantholders and preferred stockholders, such exercising warrantholders and preferred stockholders holding at least fifty percent (50%) of the outstanding shares of Keystone preferred stock request redemption at fair market value in writing, provided, however, that Keystone will be required to redeem Keystone preferred stock only to the extent that redemption payments are equal to the aggregate cash proceeds to Keystone upon the exercise of such warrants. Dividends are payable to holders of the preferred stock quarterly, at the rate of 8% of the Liquidation Preference. If such dividends are in arrears for four quarterly periods, dividends for any subsequent quarterly periods are payable to holders of the preferred stock at the rate of 10% of the Liquidation Preference. At December 31, 1997, there were no dividend arrearages with respect to the preferred stock.

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

     J. Walter Tucker, Jr., Vice Chairman of the Company, is a principal stockholder of Tucker & Branham, Inc., Orlando, Florida. Although the Company does not pay Mr. Tucker a salary, the Company has contracted with Tucker & Branham, Inc. for management consulting services by Mr. Tucker. Fees paid to Tucker & Branham, Inc. were $50,000 in 1995, $79,000 in 1996 and $62,000 in 1997.

     Under the terms of an Intercorporate Services Agreement with Contran, Contran and related companies perform certain management, financial and administrative services for the Company on a fee basis. Aggregate fees incurred by the Company pursuant to this agreement were $500,000 in 1995, $465,000 in 1996 and $540,000 in 1997. In addition, the Company purchased certain aircraft services from Valhi in the amount of $150,000 in 1995, $172,000 in 1996 and $175,000 in 1997.

     Certain of Keystone's property, liability and casualty insurance risks are insured or partially reinsured by a captive insurance subsidiary of Valhi. The premiums paid in connection therewith were approximately $39,000 in 1995, $689,000 in 1996 and $127,000 in 1997.

Note 12 - Quarterly financial data (unaudited)

                                               March 31,    June 30,     September 30,   December 31,
                                                           (In thousands, except per share data)
Year ended December 31, 1997:
  Net sales                                       $89,149     $103,232   $85,046             $76,646
  Gross profit                                      8,358       13,431     8,157               7,528
  Net income                                      $ 1,624     $  4,347   $ 3,699             $ 2,698

  Net income available for common shares          $ 1,554     $  4,277   $ 3,629             $ 2,628

  Basic net income available for common shares
    per common and common equivalent share        $   .17     $    .46      $   .39          $   .28

Year ended December 31, 1996:
  Net sales                                       $79,463      $90,655   $82,703             $78,354
  Gross profit                                      5,076        7,367     8,172              12,292
  Net income (loss)                               $(1,137)     $   810   $   792             $ 2,119


  Net income (loss) available for common
   shares                                         $(1,137)     $   810   $   792             $ 2,049
  Basic net income (loss) available for common
   shares per common and common equivalent
   share                                          $  (.20)     $   .14      $   .14          $   .22



     Due to the timing of the issuance of common stock in connection with the DeSoto Acquisition, the sum of 1996 net income (loss) available for common shares per common and common equivalent share is different than net income
(loss) available for common shares per common and common equivalent share for the full year.

     During the fourth quarter of 1997, Keystone recorded a charge to bad debt expense of $2.4 million resulting from a severe deterioration in a customer's financial condition. Also see Note 5.

Note 13 - Joint venture

     Prior to the EWP Acquisition, the Company accounted for its interest in EWP under the equity method. At December 31, 1996, the Company's investment in EWP amounted to $2.4 million and is included in other assets at December 31, 1996. Earnings from the Company's investment in EWP amounted to $125,000, $225,000 and $408,000 in 1995, 1996 and in 1997 prior to the EWP Acquisition, respectively, and are recorded in other income. Sales by the Company to EWP during 1995, 1996 and in 1997 prior to the EWP Acquisition amounted to $13.5 million, $9.9 million and $12.9 million, respectively. Receivables from EWP amounted to $508,000 at December 31, 1996. Inventory purchased from the Company and held by EWP at December 31, 1996 was insignificant.

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

Household cleaning products DeSoto                     Joliet, Illinois


* Unconsolidated 20% equity affiliate prior to December 23, 1997. On that date, Keystone acquired the 80% of EWP not already owned by the Company, resulting in EWP becoming a wholly-owned subsidiary of Keystone.

                                          Years ended December 31,
                                      1995         1996          1997
                                         (In millions)
Net sales:
  Steel and wire products             $345.7        $328.7      $340.1
  Household cleaning products          -               2.5        14.0

                                      $345.7        $331.2      $354.1



Operating income (loss):
  Steel and wire products             $ 11.1        $ 10.8      $ 22.5
  Household cleaning products            -             (.1)         .8

                                        11.1          10.7      $ 23.3

General expenses and other, net          (.2)          2.8         -
(credit)
Interest expense, net                    3.2           3.7         6.4


    Income before income taxes        $  8.1        $  4.2      $ 16.9


     Significantly all of the Company's capital expenditures and depreciation expense during the years ended December 31, 1995, 1996 and 1997 related to the Company's steel and wire products segment.

                                               December 31,
                                            1996              1997
                                                (In millions)
Identifiable assets:
  Business segments:
    Steel and wire products               $166.4             $210.1
    Household cleaning products              2.6                2.2

                                           169.0              212.3
  Corporate                                133.4              161.8

                                          $302.4             $374.1



     Corporate assets consist principally of pension related assets, restricted investments, deferred tax assets and corporate property, plant and equipment.

     Export sales were $.9 million in 1995, $1.5 million in 1996 and $3.2 million in 1997. These export sales were primarily to Canada.

Note 15 - Environmental matters

     At December 31, 1997, the Company's financial statements reflected total accrued liabilities of $16.1 million to cover estimated remedial costs arising from environmental issues, including those discussed below. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be, asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

     The Company has adopted Statement of Position 96-1, "Environmental Remediation Liabilities," ("SOP 96-1"). The impact on the Company's financial statements of adoption of SOP 96-1 in 1996 was not material.

Peoria facility

     The Company is currently involved in the closure of inactive waste disposal units at its Peoria facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992. The original closure plan provides for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. The Company recorded an estimated liability for remediation of the impoundments and waste piles based on a six phase remediation plan. The Company adjusts the recorded liability for each Phase as actual remediation costs become known. During the remediation of Phase I, which was completed in 1994, the Company discovered additional contaminated soils and recorded a charge of $3.1 million for the treatment and disposal costs related to the additional soils. During 1995, the Company began remediation of Phases II and III and completed these Phases, as well as Phase IV during 1996. During 1995, additional contaminated soils were discovered and the Company recorded a charge of $2.4 million for the remediation costs for Phases II and III. During 1996, the Company's actual remediation costs for Phase IV was greater than the recorded accrual and, the Company recorded an additional charge of $2.8 million. In addition, based on new cost estimates developed in 1996, the Company recorded an additional charge of $3.6 million (approximately $2.0 million in the fourth quarter) representing the estimated costs remaining to be incurred relating to the uncompleted phases. During 1997 the Company did not have any significant remediation efforts
relative to Phases V and VI.   At December 31, 1997, the Company has a $9.1
million accrual representing the estimated costs remaining to be incurred relating to the remediation efforts, exclusive of capital improvements which are not expected to be material. Pursuant to agreements with the IEPA and Illinois Attorney General's office, the Company is depositing $3 million into a trust fund over a six-year period ending July 1999. The Company cannot withdraw funds from the trust fund until the fund balance exceeds the sum of the estimated remaining remediation costs plus $2 million. At December 31, 1996 and 1997 the trust fund had balances of $2.8 million and $3.1 million, respectively, which amounts are included in other noncurrent assets because the Company does not expect to have access to any of these funds until after 1999. At December 31, 1997, the Company is in the process of investigating a possible alternate remediation plan that could significantly reduce the remaining estimated costs to complete the remediation of this site.
"Superfund" sites - Keystone

     The Company is subject to federal and state "Superfund" legislation that imposes cleanup and remediation responsibility upon present and former owners and operators of, and persons that generated hazardous substances deposited upon, sites determined by state or federal regulators to contain hazardous substances. The Company has been notified by the United States Environmental Protection Agency ("U.S. EPA") that the Company is a potentially responsible party ("PRP") under the federal "Superfund" legislation for the alleged release or threat of release of hazardous substances into the environment at three sites. These situations involve cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. At December 31, 1996 and 1997, the Company had accrued a total liability related to these sites of $1,121,000 and $431,000, respectively. The Company believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the three "Superfund" sites discussed below and has recorded receivables for the estimated insurance recoveries.

     In July 1991, the United States filed an action against a former division of the Company and four other PRP's in the United States District Court for the Northern District of Illinois (Civil Action No. 91C4482) seeking to recover investigation and remediation costs incurred by U.S. EPA at the Byron Salvage Yard, located in Byron, Illinois. In April 1992, Keystone filed a third-party complaint in this civil action against 15 additional parties seeking contribution in the event the Company is held liable for any response costs at the Byron site. Neither the Company nor the other designated PRPs are performing any investigation of the nature and extent of the contamination.
U.S. EPA has possession of the site, is conducting the remedial investigation. In July 1993, the U.S. EPA made available for inspection, records documenting approximately $10 million in investigation and remediation costs incurred at the site and produced copies of the laboratory results on groundwater samples taken as a part of the ongoing remedial investigation. During 1994, U.S. EPA released its remedial investigation study showing ground water contamination, however U.S. EPA has not completed a feasibility study or risk assessment for the site.
Until U.S. EPA releases its Final Record of Decision, the Company will not know whether U.S. EPA will require any further groundwater remediation measures. In December 1996, Keystone, U.S. EPA and the Department of Justice entered into the Fifth Partial Consent Decree to settle Keystone's liability for EPA response costs incurred at the site through April 1994 for a payment of $690,000. Under the agreement Keystone is precluded from recovering any portion of the $690,000 settlement payment from other parties to the lawsuit. In January 1997, Keystone paid the $690,000 settlement. Keystone will remain potentially liable for EPA response costs incurred after April 30, 1994, and natural resource damage claims, if any, that may be asserted in the future. Keystone recovered a portion of the $690,000 payment from its insurer. In March 1997, U.S. EPA issued a Proposed Remedial Action Plan ("PRAP") recommending that a limited excavation of contaminated soils be performed at an estimated cost of $63,000, that a soil cover be placed over the site, that an on-site groundwater pump and treat system be installed and operated for an estimated period of 15 years, and that both on-site and off-site groundwater monitoring be conducted for an indefinite period. U.S. EPA's cost estimate for the recommended plan is $5,059,000. U.S. EPA's estimate of the highest cost alternatives evaluated but not recommended in the PRAP is approximately $6 million. The Company filed public comments on May 1, 1997, objecting to the PRAP. U.S. EPA has yet to issue its Final Record of Decision.

     In September 1991, the Company along with 53 other PRP's, executed a consent decree to undertake the immediate removal of hazardous wastes and initiate a Remedial Investigation/Feasibility Study ("RI/FS") of the Interstate Pollution Control site located in Rockford, Illinois. The Company's percentage allocation within the group of PRP's agreeing to fund this project is currently 2.14%.
However, the Company's ultimate allocation, and the ultimate costs of the RI/FS and any remedial action, are subject to change depending, for example, upon: the number and financial condition of the other participating PRPs, field conditions and sampling results, results of the risk assessment and feasibility study, additional regulatory requirements, and the success of a contribution action seeking to compel additional parties to contribute to the costs of the RI/FS and any remedial action. The project manager for the engineering firm conducting the RI/FS at the site has concluded the least expensive remedial option would be to cap the site and install and operate a soil vapor extraction system, at an estimated cost of approximately $2.6 million. The RI/FS began in 1993 and was completed in 1997. To date, no remedial decision has been made for this site. The Company's current allocated share of the estimated least expensive remedial option is $56,000.

     In August 1987, the Company was notified by U.S. EPA that it is a PRP responsible for the alleged hazardous substance contamination of a site previously owned by the Company in Cortland, New York. There are four other PRPs participating in the RI/FS and a contribution action is pending against eleven additional viable companies which contributed wastes to the site. Following completion of the RI/FS, U.S. EPA published in November 1997, a PRAP for the site that recommends the excavation and disposal of contaminated soil, installation of an impervious cap over a portion of the site, placement of a surface cover over the remainder of the site and semi-annual groundwater monitoring until drinking water standards are met by natural attenuation. U.S. EPA estimates the costs of this recommended plan to be $3.1 million. The highest cost remedy evaluated by U.S. EPA but not recommended in the PRAP is estimated by U.S. EPA to have a cost of $19.8 million. The public comment period for the PRAP has closed, but U.S. EPA has yet to issue its Final Record
of Decision for the site remedy.   The Company's estimated share of the least
expensive remedial option is $375,000.

DeSoto

     DeSoto is also subject to federal and state "Superfund" legislation and has been notified by U.S. EPA that it is a PRP under the federal "Superfund" legislation for the alleged release or threat of release of hazardous substances into the environment at several sites. DeSoto is also involved in remediation efforts at other non "Superfund" sites. All of these situations involve cleanup of landfills and other facilities which allegedly received hazardous substances generated by discontinued operations of DeSoto. DeSoto has a total of $6.4 million accrued at December 31, 1997 relative to these sites. Such accruals were recorded by DeSoto prior to the acquisition by Keystone. Although some insurance coverage is available to DeSoto relative to certain of these sites, DeSoto has not recorded receivables for expected insurance proceeds at December 31, 1997. During the third quarter of 1997, DeSoto received approximately $4.7 million from one of its insurers in exchange for releasing the insurer from coverage for certain years of environmental related liabilities. Such amount is included in the Company's self insurance accruals at December 31, 1997.

     U.S. EPA has notified DeSoto it is a PRP responsible for the alleged hazardous substance contamination of the American Chemical Site ("ACS"), a chemical recycling facility located in Griffith, Indiana. The U.S. EPA alleges that DeSoto's discontinued operations sent its wastes directly to ACS during the 1950's through the 1980's and has assigned an allocation level of approximately 5.7% to DeSoto. Cleanup costs have previously been estimated to range from $40 million to $85 million. In prior years DeSoto has paid approximately $207,000 towards the cleanup of this site. During December 1997, DeSoto entered into a tentative agreement to settle its liability with respect to this site for an additional payment of approximately $1.6 million. Such amount was within the previously accrued balance.

     Prior to the DeSoto acquisition, DeSoto was notified by U.S. EPA that it is one of 50 PRPs at the Chemical Recyclers, Inc. site in Wylie, Texas. Under a consent order from U.S. EPA, the PRP group has performed a removal action and an investigation of soil and groundwater contamination. Such investigation revealed certain environmental contamination. It is anticipated U.S. EPA will order further remedial action, the exact extent of which is not currently known. DeSoto is paying on a non-binding interim basis, approximately 10% of the costs for this site.

     In 1984, U.S. EPA filed suit against DeSoto by amending a complaint against Midwest Solvent Recovery, Inc. et al ("Midco"). DeSoto was a defendant based upon alleged shipments to an industrial waste recycling storage and disposal operation site located in Gary, Indiana. The amended complaint sought relief under CERCLA to force the defendants to clean up the site, pay non compliance penalties and reimburse the government for past clean up costs. In June 1992, DeSoto settled its portion of the case by entering into a partial consent decree, and all but one of the eight remaining primary defendants and 93 third party defendants entered into a main consent decree. Under the terms of the partial consent decree, DeSoto agreed to pay its pro rata share (13.47%) of all costs under the main consent decree. At December 31, 1997 current estimates of total remaining remediation costs related to this site are approximately $20 million. In addition to certain amounts (totaling approximately $1.1 million at December 31, 1997) included in the trust fund discussed below, DeSoto also has certain funds available in other trust funds (totaling $1.1 million at December 31, 1997) due to it under the partial consent decree. These credits can be used by DeSoto (with certain limitations) to fund its future liabilities under the partial consent decree.
     In 1995, DeSoto was notified by the Texas Natural Resource Conservation Commission ("TNRCC") that there were certain deficiencies in prior DeSoto reports to TNRCC relative to one of DeSoto's non-operating facilities located in Gainesville, Texas. In response to the TNRCC letter, DeSoto engaged an environmental consulting firm to report on additional potential remediation costs. Potential additional remediation costs, if any are required, are presently estimated to be between $1 million to $5 million.

     In December 1994, DeSoto was named in a complaint filed in the United States District Court for the Northern District of Indiana. The complaint alleges DeSoto and numerous other parties are jointly and severally responsible under the Comprehensive Environmental Response, Compensation and Liability Act for the cleanup and future cleanup, plus costs and legal fees at the Ninth Avenue Site in Gary, Indiana. The complaint also alleges DeSoto is responsible for its allocable share of such expenses and costs. In March 1997, DeSoto entered into a settlement agreement and resolved its liability at this site for an additional payment of $490,000.



     In December 1991, DeSoto and approximately 600 other PRPs were named in a complaint alleging DeSoto and the PRPs generated wastes that were disposed of at a Pennsauken, New Jersey municipal landfill. The plaintiffs in the complaint were ordered by the court to show in what manner the defendants were connected to the site. The plaintiffs provided an alleged nexus indicating garbage and construction materials from DeSoto's former Pennsauken facility were disposed of at the site and such waste contained hazardous material. In December 1992, the plaintiffs responded claiming enough information had been provided, to which DeSoto objected. The claim was dismissed without prejudice in August 1993. In 1996, DeSoto received an amended complaint containing the same allegations.
This matter is in discovery stage at December 31, 1997. DeSoto has denied any liability with regard to this matter and expects to vigorously defend the action.

     In addition to the sites discussed above, DeSoto is allegedly involved at approximately 27 other sites and in related toxic tort lawsuits which DeSoto does not expect to incur significant liability.

     Under the terms of a 1990 asset purchase agreement of one of DeSoto's former businesses with Sherwin-Williams, $6.0 million of the sale's proceeds were used to establish a trust fund to fund potential clean-up liabilities. The trust agreement expires on October 26, 2000, or when the trust is depleted, whichever occurs first. A portion of the trust has been set aside into a separate trust with respect to a specific site; the agreement governing that separate trust portion of the trust expires on October 26, 2008. DeSoto has access to the trust fund, subject to Sherwin-Williams' approval, for any expenses or liabilities incurred by DeSoto regarding environmental claims relating to the sites identified in the trust agreement. Sherwin-Williams has access to the trust fund, subject to DeSoto's approval, for any expenses or liabilities incurred as a result of DeSoto's failure to meet its obligations relating to the sites identified in the agreement. DeSoto was reimbursed approximately $490,000 during 1997 from the trust to cover waste site payments. The balance in the trust fund, primarily invested in United States Treasury securities and classified as a restricted investment on the balance sheet, as of December 31, 1996 and 1997 was approximately $4.5 million and $4.2 million, respectively.
Note 16 - Lease commitments

     During years prior to the DeSoto acquisition, DeSoto completed the sale of its real properties in Joliet, Illinois, Columbus, Georgia, South Holland, Illinois and Union City, California, to a real property trust created by DeSoto's pension plan. This trust paid a total of approximately $10.6 million in cash for the properties and entered into ten-year leases of the properties to DeSoto. DeSoto's initial annual rental obligations under these leases totaled approximately $1.1 million plus insurance, taxes and maintenance. The gain on the sale of these properties is being amortized over the period of the related leases and is included in other accrued liabilities. See Note 8. The amount paid to DeSoto by the trust and DeSoto's annual rental obligation were based upon independent appraisals and approved by DeSoto's Board of Directors. Subsequent to these sale and lease-back transactions, and prior to the DeSoto acquisition, DeSoto ceased operations at its Columbus, Georgia and South Holland, Illinois locations. In addition, DeSoto sold its business in Union City, California. DeSoto has subleased the Columbus, Georgia and Union City, California locations and continues to make monthly rental payments to the pension plan for the amount by which its rental obligation exceeds the subtenants' rental obligations.

     In addition, EWP is obligated under certain operating leases through 2001.

     Payments, net of subtenant rent payments, under these leases during the period from the date of the Acquisition through December 31, 1996 and during 1997, amounted to approximately $209,000 and $832,000, respectively.

     Future commitments under these leases, net of subleases are summarized below.

                                              (In thousands)
                                    Lease             Sub
                                 commitment          rents           Net

1998                              $1,347             $  356       $  991
1999                               1,326                263        1,063
2000                               1,306                263        1,043
2001                               1,225                248          977
2002                                 921                150          771
2003 and thereafter                  782                 -           782


                                  $6,907             $1,280       $5,627



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

     During 1996, DeSoto and more than 60 others were named as defendants in four litigations in which the estates of four individuals who died of leukemia allege their deaths were a result of exposure to benzene during the individual's maritime careers. All four cases were tendered to DeSoto's insurance carrier who have hired and provided defense counsel. Subsequently, three of the four cases were dismissed, but such dismissals are being appealed by the plaintiffs.

     In 1991 an action was filed in the District Court of Tarrant County, Texas, by various emergency healthcare providers against DeSoto, among others, claiming damages for alleged personal injuries purportedly related to an industrial accident involving a DeSoto employee at its former facility in Fort Worth, Texas. DeSoto's liability insurance covering this matter is subject to a $500,000 self insurance retention. At December 31, 1996, DeSoto had paid approximately $200,000 for the defense and partial settlement of this litigation and accrued $300,000 relative to this case at December 31, 1996. Such accrual was recorded prior to the DeSoto acquisition. During 1997, DeSoto settled this action for an amount within the previously accrued balance.

     The Company is also engaged in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of such proceedings is material in relation to the Company's consolidated financial position, results of operations or liquidity.

Product supply agreement

     In 1996, the Company entered into a long-term product supply agreement (the "Supply Agreement") with a vendor. The Supply Agreement provides, among other things, that the vendor will construct a plant at the Company's Peoria, Illinois facility and, after completion of the plant, provide the Company with all, subject to certain limitations, of its gaseous oxygen and nitrogen needs for a 15 year period. In addition to specifying rates to be paid by the Company, including a minimum facility fee of approximately $1.2 million per year, the Supply Agreement also specifies provisions for adjustments to the rates and term of the Supply Agreement. The vendor's plant was completed during the third quarter of 1997. Purchases made pursuant to the Supply Agreement during 1997 amount to $391,000.

Concentration of credit risk

     Steel and Wire Products. The Company sells its products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail distributors primarily in the Midwestern and Southwestern regions of the United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's ten largest steel and wire customers accounted for approximately 30% of steel and wire product sales in 1995, 33% in 1996 and 34% in 1997, and approximately 27% and 30% of steel and wire products notes and accounts receivable at December 31, 1996 and 1997, respectively.

     Household cleaning products. The Company sells its household cleaning products to primarily one customer, Sears, Roebuck & Co. ("Sears"). The Company extends industry standard terms to its household cleaning products customers and, generally requires no collateral. During both the period from the DeSoto acquisition through December 31, 1996, and in 1997, sales to Sears accounted for approximately 81% of total sales related to household cleaning products. Receivables from Sears at December 31, 1996 and 1997 amounted to approximately 88% ($2 million) and 91% ($1.0 million), respectively, of receivables related to sales of household cleaning products.


     General. As discussed in Note 7, prior to the DeSoto acquisition, the assets of the Company's pension plan were primarily invested in the Collective Trust, and at December 31, 1997 approximately 93% of the pension plan assets were invested in the Collective Trust. Securities of a single issuer composed approximately 18% of the Collective Trusts' net assets at December 31, 1996.
The common stock of this issuer is publicly traded on a national exchange. During 1996, the stock's high and low sales prices were $50.63 and $35.63 per share, respectively, and was $47.63 at the end of the year. During 1997, the stock's high and low sales prices were $62.06 and $41.50 per share, respectively. During 1997 the Collective Trust sold these shares back to the issuer at a price of $55 per share, in exchange for cash of $28.2 million and an interest bearing note due in September 1998 for $28.2 million. The note is collateralized by the stock sold back to the issuer. The interest bearing note composed approximately 7% of the Collective Trust's net assets at December 31, 1997.
                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          SCHEDULE II - VALUATION AND
                              QUALIFYING ACCOUNTS
                                 (In thousands)


                                                       Additions

                                          Balance at   Charged to   Deductions              Balance at
                                           beginning   costs and     (net of                  end of
                                           of period    expenses   recoveries)  Other (A)     period
Description

Year ended December 31, 1995:

  Allowance for doubtful accounts and
   notes receivable

                                             $   553      $  232      $ (248)    $   -       $   537




  Deferred tax asset valuation allowance     $30,000      $  -        $  -       $   -       $30,000



Year ended December 31, 1996:

  Allowance for doubtful accounts and
   notes receivable

                                             $   537      $  190      $ (288)    $     30    $   469

  Deferred tax asset valuation allowance     $30,000      $ -         $ -        $(30,000)   $  -


Year ended December 31, 1997:
  Allowance for doubtful accounts and
    notes receivable                         $   469      $2,513      $   61     $     20    $ 2,941




(A)  Amounts relate to the acquisition of DeSoto in 1996 and EWP in 1997.


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

  2.2 Share Agreement, dated as of December 23, 1997, between Registrant and Price Brothers Company (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed January 16, 1998)

  3.1 Certificate of Incorporation, as amended and filed with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.)

  3.2 Bylaws of the Company, as amended and restated December 30, 1994 (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

  4.1 First Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of September 27, 1996 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

  4.2 First Amendment to Term Loan and Security Agreement dated as of September 27, 1996 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

  4.3 Indenture dated as of August 7, 1997 relating to the Registrant's 9 5/8% Senior Secured Notes due 2007 (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed September 4, 1997.)


  10.1 Intercorporate Services Agreement with Contran Corporation dated as of January 1, 1997.


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

  10.6 Registration Rights Agreement Dated as of August 7, 1997, among the Registrant, Wasserstein Perella Securities, Inc. and PaineWebber Incorporated (Incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed September 4, 1997.)

   10.7              The Combined Master Retirement Trust between Valhi, Inc.
                     and Harold C. Simmons as restated effective July 1, 1995 (Incorporated by reference to Exhibit 10.2 to the Registrant's (Registration No. 333-35955) Registration Statement on Form S-4).

   21                Subsidiaries of the Company.

   23.1              Consent of Coopers & Lybrand L.L.P.

   23.2              Consent of Coopers & Lybrand L.L.P.

   27                Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.