Form 10-Q
period 1998-03-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1998-05-05
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period March 31, 1998


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

               Yes   X             No


Number of shares of common stock outstanding at May 5, 1998:  9,357,259


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                     INDEX


                                                                 Page
                                                                Number


PART I.     FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 1997
           and March 31, 1998                                      3-4

         Consolidated Statements of Operations - Three months
           ended March 31, 1997 and 1998                             5

         Consolidated Statements of Cash Flows - Three months
           ended March 31, 1997 and 1998                             6

         Consolidated Statement of Redeemable Preferred Stock and
           Common Stockholders' Equity - Three months ended
       March 31, 1998                                                7

Notes to Consolidated Financial Statements                        8-11

  Item 2.      Management's Discussion and Analysis of Financial
       Condition and Results of Operations                       12-17


PART II.    OTHER INFORMATION

  Item 1.  Legal Proceedings                                        18

  Item 6.  Exhibits and Reports on Form 8-K                         18

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                      December 31,  March 31,
                       ASSETS                             1997         1998

Current assets:
  Cash and cash equivalents                          $ 22,622      $   -
  Notes and accounts receivable                        37,841        52,657
  Inventories                                          53,930        55,590
  Deferred income taxes                                18,869        18,582
  Prepaid expenses                                      1,175         1,327


     Total current assets                             134,437       128,156


Property, plant and equipment                         293,883       309,848
Less accumulated depreciation                         181,129       185,840


     Net property, plant and equipment                112,754       124,008


Other assets:
  Restricted investments                                7,694         7,817
  Prepaid pension cost                                111,072       113,380
  Deferred financing costs                              3,795         3,831
  Goodwill                                              1,229         1,200
  Other                                                 3,150         4,357


     Total other assets                               126,940       130,585
                                                     $374,131      $382,749




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  December 31,    March 31,
                                                      1997           1998

Current liabilities:
  Notes payable and current maturities of
    long-term debt                                  $  3,789       $  9,501
  Accounts payable                                    29,679         35,058
  Accrued OPEB cost                                    8,415          8,415
  Other accrued liabilities                           39,870         33,145


      Total current liabilities                       81,753         86,119


Noncurrent liabilities:
  Long-term debt                                     103,055        102,587
  Accrued OPEB cost                                  101,470        101,436
  Deferred income taxes                                2,963          3,402
  Negative goodwill                                   25,421         25,082
  Other                                               11,758         13,582


      Total noncurrent liabilities                   244,667        246,089


Redeemable preferred stock                             3,500          3,500


Stockholders' equity:
  Common stock                                        10,029         10,088
  Additional paid-in capital                          47,191         47,830
  Accumulated deficit                                (12,997)       (10,865)
  Treasury stock, at cost                                (12)           (12)


      Total stockholders' equity                      44,211         47,041

                                                    $374,131       $382,749



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                           Three months ended
                                                                March 31,

                                                             1997       1998

Revenues and other income:
  Net sales                                                 $89,149   $96,104
  Interest                                                        4       226
  Other, net                                                    195       113

                                                             89,348    96,443

Costs and expenses:
  Cost of goods sold                                         80,791    88,173
  Selling                                                     1,245     1,519
  General and administrative                                  4,383     3,466
  Overfunded defined benefit pension credit                    (750)   (2,308)
  Interest                                                    1,390     2,593

                                                             87,059    93,443


    Income before income taxes                                2,289     3,000

Provision for income taxes                                      665       798


    Net income                                                1,624     2,202

Dividends on preferred stock                                     70        70
  Net income available for common shares                    $ 1,554   $ 2,132



Net income per share available for common shares:
  Basic                                                  $   .17     $   .23
  Diluted                                                $   .17     $   .22


Weighted average common and common equivalent shares outstanding:

  Basic                                                       9,237     9,318
  Diluted                                                     9,265     9,526


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         Three months ended
                                                             March 31,

                                                          1997       1998

Cash flows from operating activities:
  Net income                                           $  1,624   $  2,202
  Depreciation and amortization                           2,986      4,739
  Amortization of deferred financing costs                   30        126
  Deferred income taxes                                     147        720
  Other, net                                                464          22
  Change in assets and liabilities:
    Notes and accounts receivable                       (12,793)   (15,611)
    Inventories                                           1,585     (1,660)
    Prepaid pension cost                                   (750)    (2,308)
    Accounts payable                                     (1,476)     5,379
    Other, net                                              340     (4,529)


      Net cash used by operating activities              (7,843)   (10,920)


Cash flows from investing activities:
  Capital expenditures                                   (4,901)   (16,185)
  Other, net                                                  7       (773)


      Net cash used by investing activities              (4,894)   (16,958)


Cash flows from financing activities:
  Revolving credit facilities, net                       13,698      5,728
  Other notes payable and long-term debt:
    Additions                                               116       -
    Principal payments                                   (1,007)      (484)
  Common stock issued                                      -            82
  Preferred stock dividend payments                         (70)       (70)

      Net cash provided by financing activities          12,737      5,256


Net change in cash and cash equivalents                    -       (22,622)

Cash and cash equivalents, beginning of period             -        22,622


Cash and cash equivalents, end of period               $   -      $   -



Supplemental disclosures:
Cash paid for:
  Interest, net of amount capitalized                  $  1,423   $  4,858
  Income taxes                                               48         77
Common stock contributed to employee benefit plan      $    587   $    616

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK
                        AND COMMON STOCKHOLDERS' EQUITY

                       Three months ended March 31, 1998
                                 (In thousands)

                                                                  Common stockholders' equity

                                   Redeemable               Additional
                                   preferred     Common       paid-in     Accumulated    Treasury
                                     stock       Stock        capital        deficit       stock       Total

Balance - December 31, 1997          $3,500     $10,029      $47,191       $(12,997)      $ (12)     $44,211

Net income                             -           -            -             2,202         -          2,202

Issuance of common stock               -             59          639           -            -            698

Preferred dividends declared             70        -            -               (70)        -            (70)

Preferred dividends paid                (70)       -            -              -            -           -


Balance - March 31, 1998             $3,500     $10,088      $47,830       $(10,865)       $(12)     $47,041



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     The consolidated balance sheet at December 31, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1998 and the consolidated statements of operations and cash flows for the interim periods ended March 31, 1997 and 1998, and the consolidated statement of redeemable preferred stock and common stockholders' equity for the interim period ended March 31, 1998, have each been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Annual Report").

     Contran Corporation ("Contran") holds, directly or through subsidiaries, approximately 46% of the Company's outstanding stock. Contran may be deemed to control the Company.

Note 2 - Acquisition

     In November 1994, the Company entered into a Joint Venture Agreement with an unrelated party and formed EWP, a manufacturer and distributor of wire mesh for the concrete pipe and road construction business. The Company obtained a 20% interest in EWP, in exchange for contributions of $1 million in cash and equipment in 1994 and $1 million in cash and inventory in 1995. On December 23, 1997, Keystone acquired the remaining 80% of EWP (the "Acquisition") and EWP became a wholly-owned subsidiary of Keystone. Keystone paid $11.2 million in cash to acquire PBC's 80% interest in the joint venture using available funds on hand.

     Keystone accounted for the step acquisition of EWP by the purchase method of accounting and the purchase price has been allocated to the individual assets acquired and liabilities assumed of EWP based upon preliminary estimated fair values. The actual allocation of the purchase price may be different from the preliminary allocation due to adjustments in the purchase price and refinements in estimates of the fair values of the net assets acquired.

     The following pro forma financial information has been prepared assuming the Acquisition and Keystone's August 1997 $100 million bond offering and application of the net proceeds therefrom occurred on January 1, 1997. The pro forma financial information is not necessarily indicative of actual results had the Acquisition occurred at January 1, 1997, nor do they purport to represent results of future operations of the combined companies.

                                              Three months ended March 31, 1997

                                                   (In millions, except per
                                                          share data)
Revenues and other income                                $92.2
Operating income                                           3.5
Net income                                                 1.0
Net income available to common stockholders                 .9

Net income available for common shares
  per common share - diluted                              $.10


Note 3 - Inventories:

     Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 78% of total inventories and the first-in, first-out or average cost methods are used to determine the cost of other inventories.

                                                      December 31,  March 31,
                                                          1997        1998

                                                         (In thousands)
Raw materials:
  Steel and wire products                             $17,609        $17,084
  Household cleaning products                             854          1,001

                                                       18,463         18,085
Work in process -
  Steel and wire products                              15,475         12,371


Finished products:
  Steel and wire products                              16,707         23,854
  Household cleaning products                             150            210

                                                       16,857         24,064

Supplies:
  Steel and wire products                              16,290         14,226

                                                       67,085         68,746


Less LIFO reserve:

  Steel and wire products                              13,096         13,096
  Household cleaning products                              59             60

                                                       13,155         13,156
                                                      $53,930        $55,590



Note 4 - Notes payable and long-term debt:

                                                      December 31,  March 31,
                                                          1997         1998

                                                         (In thousands)
9 5/8% Senior Secured Notes, due August 2007         $100,000      $100,000
Commercial credit agreements:
  Revolving credit facility - Keystone                   -            5,382
  Revolving credit facility - EWP                       2,471         2,817
  Term loan - EWP                                       1,603         1,457
Other                                                   2,770         2,432

                                                      106,844       112,088
  Less current maturities                               3,789        9,501

                                                     $103,055      $102,587

Note 5 - Income taxes:

     Summarized below are (i) the differences between the provision for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision for income taxes.

                                                         Three months ended
                                                              March 31,
                                                           1997         1998
                                                           (In thousands)
Expected tax expense, at statutory rate                  $ 801       $1,050
U. S. state income taxes, net                               67           66
Amortization of goodwill                                  (211)        (109)
Other, net                                                   8         (209)

Comprehensive provision for income taxes                 $ 665       $  798

Comprehensive provision for income taxes:
  Currently payable:
    U.S. federal                                         $ 956       $  401
    U.S. state                                             177            7
    Benefit of loss carryforwards                           -          (201)
    Utilization of alternative minimum tax credits        (615)        (129)


      Net currently payable                                518           78
  Deferred income taxes, net                               147          720

                                                         $ 665       $  798


Note 6 - Other accrued liabilities

                                                       December 31,  March 31,
                                                           1997         1998
                                                           (In thousands)
Current:
  Salary, wages, vacations and other
    employee expenses                                  $12,275      $ 9,933
  Environmental                                          7,498        5,427
  Self insurance                                         6,605        5,786
  Interest                                               4,146        1,902
  Disposition of former facilities                       2,306        1,963
  Legal and professional                                 1,199        1,140
  Other                                                  5,841        6,994

                                                       $39,870      $33,145
Noncurrent:
  Environmental                                        $ 8,606      $10,611
  Deferred gain                                          1,987        1,888
  Other                                                  1,165        1,083

                                                       $11,758      $13,582


Note 7 - Contingencies

     At March 31, 1998, the Company's financial statements reflected accrued liabilities of $16 million for estimated remedial costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

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

     The following table sets forth the Company's production and sales volume data for the periods indicated:

                                                  Three months ended March 31,
                                                      1997            1998
                                                     (In thousands of tons)
Production volume:
 Billets:
  Produced                                          154            171
  Purchased                                          11             -
  Rod                                               178            172

Sales volume:
 Fabricated wire products                            61             76
 Industrial wire                                     39             42
 Steel rod                                           77             64

                                                    177            182


     The following table sets forth the components of the Company's net sales for the periods indicated.

                                                  Three months ended March 31,
                                                      1997            1998

Fabricated wire products                            $42.8          $52.5
Industrial wire                                      18.2           20.5
Rod                                                  23.2           19.7
Household cleaning products and other                 4.9            3.4

                                                    $89.1          $96.1

     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                                  Three months ended March 31,
                                                      1997            1998

Net sales                                           100.0%         100.0%
Cost of goods sold                                   90.6           91.7
Gross profit                                          9.4            8.3
Selling expense                                       1.4            1.6
General and administrative expense                    4.9            3.6
Overfunded defined benefit pension credit             (.8)          (2.4)

Income before income taxes                            2.5%           3.1%
Provision for income taxes                             .7             .8


Net income                                            1.8%           2.3%


     Although rod production during the first quarter of 1998 (172,000 tons) was comparable to 1997 first quarter production (178,000 tons), rod sales volume declined 13,000 tons to 64,000 tons during the 1998 period as compared to the 1997 period. The primary reason for this decline was 12,000 tons of rod production consumed by the Company's Engineered Wire Products, Inc. ("EWP") subsidiary during the 1998 first quarter. Prior to the acquisition of EWP in December 1997, these sales were reflected as rod sales. During the 1997 first quarter, the Company shipped 10,000 tons of rod to EWP. Industrial wire sales volume increased 8% to 42,000 tons during the 1998 first quarter and fabricated wire products sales volume increased 15,000 tons from the 1997 first quarter to the 1998 first quarter primarily as a result of the EWP acquisition. EWP shipped 10,000 tons of fabricated wire products during the 1998 first quarter.

     Although fabricated wire products selling prices decreased 3% in the 1998 first quarter as compared to the 1997 first quarter, a 4% increase in industrial wire selling prices and a 3% increase in carbon steel rod selling prices combined with the 3% overall increase in volume resulted in a 10% increase in steel and wire product sales during the 1998 first quarter as compared to the 1997 first quarter despite pressure in the wire rod markets on both volume and selling prices due to the Southeast Asia financial situation. The Company expects these market conditions to continue in the near term. The EWP acquisition was the primary reason for the decline in fabricated wire products selling prices as EWP's fabricated wire products sell for lower prices than the Company's other fabricated wire products.

     Gross profit decreased approximately 5% to $7.9 million in the first quarter of 1998 from $8.4 million in the 1997 first quarter. Gross profit percentage decreased to 8.3% in 1998 from 9.4% in 1997, as 7% higher overall average selling prices, lower rod conversion costs and lower purchased billets were more than offset by higher scrap costs and production inefficiencies due to unplanned equipment downtime in the Company's steel mill. During the 1998 first quarter, the Company purchased 175,000 tons of scrap at an average price of $125 per ton as compared to 1997 first quarter purchases of 152,000 tons at an average price of $122 per ton. During the 1998 first quarter, Keystone did not purchase any billets as compared to 11,000 tons of billets purchased in the first quarter of 1997 at an average price of $238 per ton. The Company believes the Southeast Asia financial situation is also putting pricing pressure on the scrap markets. Such pressure should favorably impact Keystone's cost base and operating results in the near future.

     Selling expenses increased 22% to $1.5 million in the first quarter of 1998 from $1.2 million in the 1997 first quarter, primarily as the result of the EWP acquisition, but remained relatively constant as a percentage of net sales.

     General and administrative expenses decreased 21%, or $900,000 during the first quarter of 1998 as compared to the first quarter of 1997. This decrease was primarily due to lower insurance and legal expenses partially offset by increases due to the acquisition of EWP.

     Interest expense in the first quarter of 1998 was higher than the first quarter of 1997 due principally to higher average borrowing levels and interest rates. These higher borrowing levels and interest rates were due primarily to the issuance of $100 million principal amount of 9 5/8% Senior Secured Notes ("the Notes") in August 1997. Average borrowings by the Company under its revolving credit facilities, term loans and the Notes approximated $106.2 million in the first quarter of 1998 as compared to $58 million in the first quarter of 1997. During the first quarter of 1998, the average interest rate paid by the Company was 9.6% per annum as compared to 9.3% per annum in the first quarter of 1997.

     As a result of the issuance of the Notes, interest expense in 1998 will be greater than the historic levels in the second and third quarters of 1997.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 5 to the Consolidated Financial Statements.

     As a result of the items discussed above, net income during the first quarter of 1998 increased to $2.2 million from $1.6 million in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's cash flows from operating activities are affected by the seasonality of its business as sales of certain products used in the agricultural and construction industries are typically highest during the second quarter and lowest during the fourth quarter of each year. These seasonal fluctuations impact the timing of production, sales and purchases and have typically resulted in a use of cash from operations during the first quarter of each year.

     At March 31, 1998 the Company had working capital of $42 million, including $9.5 million of notes payable and current maturities of long-term debt. The outstanding borrowings under the Company's revolving credit facilities were $8.2 million at March 31, 1998. The amount of available borrowings under these credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Under the terms of the Indenture related to the Senior Secured Notes, the Company's ability to borrow in excess of $25 million under its $55 million revolving credit facility is dependent upon maintenance of a consolidated cash flow ratio, (as defined), for the most recently completed four fiscal quarters of at least
2.5 to 1. Additional available borrowings under Keystone's $55 million revolving credit facility, which expires December 31, 1999, and EWP's $6 million revolving credit facility, which expiration was extended in April 1998 to June 30, 2000, were $49 million and $2.2 million, respectively, at March 31, 1998, all of which could be borrowed under the terms of the Indenture. The Company's $55 million revolving credit facility requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility.

     During the first quarter of 1998, the Company's operating activities used approximately $10.9 million of cash compared to $7.8 million in the first quarter of 1997. Although higher earnings in the 1998 quarter reduced the amount of cash used by operating activities, higher interest payments due to the issuance of the Notes in August 1997 negatively impacted cash flows from operating activities. Interest payments of $4.8 million are due on the Notes in the first and third quarters of each year. Cash paid for interest during the 1997 and 1998 first quarters amounted to $1.4 million and $4.9 million, respectively.

     In February 1998, the Company purchased certain agricultural fencing product manufacturing equipment and related inventory from Insteel Industries, Inc. ("Insteel"), for approximately $13 million, subject to any adjustment due to a physical inventory. Keystone expects to incur capital costs of $6 million to $9 million to relocate and integrate such equipment into its manufacturing facilities. As part of the agreement with Insteel, Keystone also acquired Insteel's former customer list and certain other records and Insteel agreed not to compete with Keystone in the North American agricultural fencing products business for a period of five years.

     During the first quarter of 1998, the Company made capital expenditures of approximately $16.2 million primarily related to upgrades of production equipment at its facility in Peoria, Illinois. Capital expenditures for 1998, including those related to the purchase of equipment from Insteel, are currently estimated to be approximately $57 million and are related primarily to upgrades and debottlenecking of production equipment. During 1997, the Company commenced a three year, $75 million capital improvement plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency. The principal components of the Company's capital improvements plan include reconfiguring its electric arc furnace, replacing the caster and upgrading its wire and rod mills. These capital expenditures will be funded using available cash and borrowing availability under the Company's revolving credit facilities.

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

     At March 31, 1998, the Company's financial statements reflected accrued liabilities of $16 million for estimated remediation costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

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

     Management believes the cash flows from operations together with the funds available under the Company's revolving credit facility will provide sufficient funds to fund the anticipated needs of its operations and capital improvements plan for the year ending December 31, 1998. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, working capital requirements, interest rates, repayments of long-term debt, capital expenditures, and available borrowings under the Company's revolving credit facility. However, liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes, or any significant increases in the cost of providing medical coverage to active and retired employees could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end user markets or market share, the inability to maintain satisfactory billet and rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing.

PART II.

ITEM 1. Legal Proceedings


     Reference is made to disclosure provided under the caption "Current litigation" in Note 17 to the Consolidated Financial Statements included in the Annual Report.

ITEM 6. Exhibits and Reports on Form 8-K.


(a) The following exhibit is included herein:

    27.1 Financial Data Schedule for the three month period ended
    March 31, 1998.

(b) Reports on Form 8-K filed during the quarter ended March 31, 1998:

    A current report on Form 8-K, dated as of December 23, 1997 was filed on January 16, 1998 to report the Company had completed its acquisition of Engineered Wire Products, Inc.

                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Keystone Consolidated Industries, Inc.
                                           (Registrant)


Date:  May 5, 1998              By /s/Harold M. Curdy

                                  Harold M. Curdy
                                  Vice President - Finance/Treasurer
                                  (Principal Financial Officer)


Date:  May 5, 1998              By /s/Bert E. Downing, Jr.

                                  Bert E. Downing, Jr.
                                  Corporate Controller
                                  (Principal Accounting Officer)