Form 10-Q
period 1998-06-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1998-07-30
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 1998

Commission file number 1-3919



                     Keystone Consolidated Industries, Inc.

             (Exact name of registrant as specified in its charter)


          Delaware                                37-0364250

(State or other jurisdiction of              I.R.S. Employer
 incorporation or organization)              Identification No.)

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

               Yes   X             No _____


Number of shares of common stock outstanding at July 30, 1998:  9,807,993


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                     INDEX

                                                                      Page
                                                                     number

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets - December 31, 1997
           and June 30, 1998                                          3-4

          Consolidated Statements of Operations - Three months
           and six months ended June 30, 1997 and 1998                  5

          Consolidated Statements of Cash Flows - Six months
           ended June 30, 1997 and 1998                                 6
          Consolidated Statement of Redeemable Preferred Stock
           and Common Stockholders' Equity - Six months
           ended June 30, 1998                                          7

          Notes to Consolidated Financial Statements                 8-11

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      12-17

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                            18

  Item 4. Submission of Matters to a Vote of Security Holders          18

  Item 6. Exhibits and Reports on Form 8-K                             18

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                      December 31,   June 30,
                       ASSETS                             1997         1998

Current assets:
  Cash and cash equivalents                          $ 22,622      $   -
  Notes and accounts receivable                        37,841        48,723
  Inventories                                          53,930        49,238
  Deferred income taxes                                18,869        18,367
  Prepaid expenses                                      1,175           931

     Total current assets                             134,437       117,259

Property, plant and equipment                         293,883       320,712
Less accumulated depreciation                         181,129       190,795

     Net property, plant and equipment                112,754       129,917

Other assets:
  Restricted investments                                7,694         8,007
  Prepaid pension cost                                111,072       115,688
  Deferred financing costs                              3,795         3,720
  Goodwill                                              1,229         1,172
  Other                                                 3,150         4,313

     Total other assets                               126,940       132,900

                                                     $374,131      $380,076


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    December 31,    June 30,
                                                        1997          1998

Current liabilities:
  Notes payable and current maturities of
    long-term debt                                  $  3,789      $  3,452
  Accounts payable                                    29,679        33,128
  Accrued OPEB cost                                    8,415         8,415
  Other accrued liabilities                           39,870        36,616

      Total current liabilities                       81,753        81,611

Noncurrent liabilities:
  Long-term debt                                     103,055       102,308
  Accrued OPEB cost                                  101,470       101,447
  Deferred income taxes                                2,963         4,341
  Negative goodwill                                   25,421        24,743
  Other                                               11,758        11,087

      Total noncurrent liabilities                   244,667       243,926

Redeemable preferred stock                             3,500         3,500

Stockholders' equity:
  Common stock                                        10,029        10,088
  Additional paid-in capital                          47,191        47,830
  Accumulated deficit                                (12,997)       (6,867)
  Treasury stock, at cost                                (12)          (12)

      Total stockholders' equity                      44,211        51,039

                                                    $374,131      $380,076

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                      Three months ended   Six months ended
                                           June 30,

                                       1997       1998      1997       1998

Revenues and other income:
  Net sales                          $103,232 $105,919   $192,381  $202,023
  Interest                                 3       95           7       321
  Other, net                              240      315        435       428
                                      103,475  106,329    192,823   202,772


Costs and expenses:
  Cost of goods sold                  89,801   95,837     170,592   184,010
  Selling                              1,215    1,556       2,460     3,075
  General and administrative           4,897    3,292       9,280     6,758
  Overfunded defined benefit pension
   credit                               (750)  (2,308)     (1,500)   (4,616)
  Interest                              1,346    2,286      2,736     4,879

                                       96,509  100,663    183,568   194,106


   Income before income taxes          6,966    5,666       9,255     8,666

Provision for income taxes              2,619    1,598      3,284     2,396


   Net income                          4,347    4,068       5,971     6,270

Dividends on preferred stock               70       70        140       140


    Net income available for common
     shares                          $  4,277 $  3,998   $  5,831  $  6,130



Net income per share available for
  common shares:
  Basic                              $    .46  $    .43  $    .63    $    .66


  Diluted                            $    .46  $    .42  $    .63    $    .64


Weighted average common and common
 equivalent shares outstanding:
  Basic                                 9,264   9,358       9,250      9,338


  Diluted                               9,305   9,579       9,295      9,552




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended June 30, 1997 and 1998
                                 (In thousands)

                                                         1997       1998

Cash flows from operating activities:
  Net income                                           $5,971   $  6,270
  Depreciation and amortization                         6,536      9,775
  Amortization of deferred financing costs                 88        252
  Deferred income taxes                                 1,074      1,876
  Other, net                                              753         79
  Change in assets and liabilities:
    Notes and accounts receivable                      (8,025)   (11,857)
    Inventories                                           699      4,692
    Prepaid pension cost                               (1,500)    (4,616)
    Accounts payable                                   (2,926)     3,449
    Other, net                                          4,246     (3,343)


      Net cash provided by operating activities         6,916      6,577


Cash flows from investing activities:
  Capital expenditures                                 (9,616)   (27,311)
  Other, net                                              110       (746)


      Net cash used by investing activities            (9,506)   (28,057)


Cash flows from financing activities:
  Revolving credit facilities, net                      4,456       (318)
  Other notes payable and long-term debt:
    Additions                                             247          3
    Principal payments                                 (1,973)      (769)
  Common stock issued                                    -            82
  Preferred stock dividend payments                      (140)      (140)

      Net cash provided (used) by financing activitie   2,590     (1,142)

Net change in cash and cash equivalents                  -       (22,622)

Cash and cash equivalents, beginning of period           -        22,622

Cash and cash equivalents, end of period              $  -      $   -

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized               $ 2,980   $  5,166
    Income taxes                                          928        133
  Common stock contributed to employee benefit plan   $   578   $    616

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK
                        AND COMMON STOCKHOLDERS' EQUITY

                         Six months ended June 30, 1998
                                 (In thousands)

                                                                  Common stockholders' equity

                                   Redeemable               Additional
                                   preferred     Common       paid-in     Accumulated    Treasury
                                     stock       Stock        capital        deficit       stock       Total

Balance - December 31, 1997      $3,500        $10,029   $47,191         $(12,997)     $ (12)      $44,211

Net income                         -            -          -               6,270         -          6,270

Issuance of common stock           -              59        639             -            -            698

Preferred dividends declared        140         -          -                (140)        -           (140)
Preferred dividends paid           (140)         -          -                -           -            -


Balance -June 30, 1998           $3,500        $10,088   $47,830         $ (6,867)     $ (12)      $51,039





                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     The consolidated balance sheet at December 31, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1998 and the consolidated statements of operations and cash flows for the interim periods ended June 30, 1997 and 1998, and the consolidated statement of redeemable preferred stock and common stockholders' equity for the interim period ended June 30, 1998, have each been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

     Contran Corporation ("Contran") and other entities related to Harold C. Simmons hold approximately 49% of the Company's outstanding stock at June 30, 1998. Contran may be deemed to control the Company.

Note 2 - Acquisition:

     In November 1994, the Company entered into a Joint Venture Agreement with an unrelated party and acquired a 20% interest in Engineered Wire Products, Inc. ("EWP"), a manufacturer and distributor of wire mesh for the concrete pipe and road construction business. On December 23, 1997, Keystone acquired the remaining 80% of EWP (the "Acquisition") and EWP became a wholly-owned subsidiary of Keystone. Keystone paid $11.2 million in cash to acquire the remaining 80% interest in the joint venture using available funds on hand.

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

     The following pro forma financial information has been prepared assuming the Acquisition and Keystone's August 1997 $100 million bond offering and application of the net proceeds therefrom occurred on January 1, 1997. The pro forma financial information is not necessarily indicative of actual results had these transactions occurred at January 1, 1997, nor do they purport to represent results of future operations of the combined companies.

                                     Three months ended    Six months ended
                                       June 30, 1997        June 30, 1997

                                      (In millions, except per share data)
Revenues and other income                 $110.4              $202.7
Operating income                             9.6                13.1
Net income                                   4.2                 5.2
Net income available to common
  stockholders                               4.1                 5.0

Net income available for common
  shares per common share - diluted        $  .44             $  .54

Note 3 - Inventories:

     Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 75% of total inventories and the first-in, first-out or average cost methods are used to determine the cost of other inventories.

                                                      December 31,  June 30,
                                                          1997        1998

                                                         (In thousands)
Raw materials:
  Steel and wire products                             $17,609      $15,790
  Household cleaning products                             854        1,034

                                                       18,463       16,824

Work in process -
  Steel and wire products                              15,475       14,205

Finished products:
  Steel and wire products                              16,707       16,879
  Household cleaning products                             150          212

                                                       16,857       17,091

Supplies -

  Steel and wire products                              16,290       14,273

                                                       67,085       62,393
Less LIFO reserve:

  Steel and wire products                              13,096       13,096
  Household cleaning products                              59           59

                                                       13,155       13,155

                                                      $53,930      $49,238

Note 4 - Notes payable and long-term debt:

                                                      December 31,  June 30,
                                                          1997         1998

                                                         (In thousands)
9 5/8% Senior Secured Notes, due August 2007         $100,000      $100,000
Commercial credit agreements:
  Revolving credit facility - Keystone                   -              153
  Revolving credit facility - EWP                       2,471         2,000
  Term loan - EWP                                       1,603         1,312
Other                                                   2,770         2,295

                                                      106,844       105,760
  Less current maturities                               3,789         3,452

                                                     $103,055      $102,308

Note 5 - Income taxes:

     Summarized below are (i) the differences between the provision for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision for income taxes.

                                                          Six months ended
                                                              June 30,

                                                          1997        1998

Expected tax expense, at statutory rate                 $ 3,239     $3,033
U.S. state income taxes, net                                361        198
Amortization of goodwill                                   (329)      (218)
Other, net                                                   13       (617)
Comprehensive provision for income  taxes               $ 3,284     $2,396

Comprehensive provision for income  taxes:
 Currently payable:
   U.S. federal                                         $ 3,537     $  843
   U.S. state                                               696         60
   Alternative minimum tax credits                       (2,023)      (383)

     Net currently payable                                2,210        520
 Deferred income taxes, net                               1,074      1,876

                                                        $ 3,284     $2,396

Note 6 - Other accrued liabilities:

                                                      December 31,   June 30,
                                                          1997         1998
                                                          (In thousands)
Current:
  Salary, wages, vacations and other
    employee expenses                                  $12,275      $10,006
  Environmental                                          7,498        6,115
  Self insurance                                         6,605        6,483
  Interest                                               4,146        4,054
  Disposition of facilities                              2,306        1,808
  Legal and professional                                 1,199          889
  Other                                                  5,841        7,261

                                                       $39,870      $36,616
Noncurrent:
  Environmental                                        $ 8,606      $ 8,135
  Deferred gain                                          1,987        1,789
  Other                                                  1,165        1,163

                                                       $11,758      $11,087

Note 7 - Contingencies:

     At June 30, 1998, the Company's financial statements reflected accrued liabilities of $14.3 million for estimated remedial costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

     For additional information related to commitments and contingencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Annual Report.

Note 8 - Subsequent event:

    In July 1998, the holders of warrants to purchase 447,900 shares of Keystone's common stock at $9.38 per share exercised these warrants. Under the terms of the warrants, proceeds from the warrants exercised were used by Keystone to redeem all of the outstanding preferred stock, which was also held by the warrant holders, at the aggregate $3.5 million redemption price. Net cash proceeds to the Company approximated $684,000.

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

     The following table sets forth the Company's production and sales volume data for the periods indicated.

                                    Three months ended     Six months ended
                                         June 30,             June 30,

                                      1997       1998       1997      1998

                                             (In thousands of tons)
Production volume:
 Billets:
  Produced                             185       190       339         361
  Purchased                             27        -         38          -
 Rod                                   203       179       381         351

Sales volume:
 Fabricated wire products               64        95       125         172
 Industrial wire                        51        45        89          87
 Steel rod                              89        55       166         119

                                       204       195       380         378

     The following table sets forth the components of the Company's net sales for the periods indicated.

                                    Three months ended     Six months ended
                                         June 30,             June 30,

                                      1997       1998       1997      1998

                                                  (In millions)
Fabricated wire products             $ 46.3    $ 64.4      $89.2     $116.9
Industrial wire                        24.1      21.4       42.3       41.9
Rod                                    27.9      16.3       51.1       36.0
Household cleaning products and
 other                                  4.9       9.8        3.8        7.2
                                     $103.2    $105.9     $192.4     $202.0


     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                    Three months ended     Six months ended
                                         June 30,              June 30,

                                      1997       1998       1997      1998

Net sales                            100.0%    100.0%     100.0%     100.0%
Cost of goods sold                    87.0      90.5       88.7       91.1

Gross profit                          13.0       9.5       11.3        8.9
Selling expense                        1.2       1.5        1.3        1.5
General and administrative expense     4.7       3.1        4.8        3.3
Overfunded defined benefit pension
 credit                                (.7)     (2.2)       (.8)      (2.3)

Income before income taxes             6.7%      5.3%       4.8%       4.3%
Provision for income taxes             2.5       1.5        1.7        1.2

Net income                             4.2%      3.8%       3.1%       3.1%

     As a result of increased billet production during both the second quarter and first six months of 1998 as compared to the same periods in 1997, as well as lower sales volumes, Keystone did not purchase any billets during 1998 as compared to 27,000 tons of billets purchased in the second quarter of 1997 at an average price of $235 per ton and 38,000 tons at an average price of $236 per ton purchased during the first six months of 1997. The decrease in billet purchases, and an increase in billet inventories, resulted in 12% and 8% declines in rod production during the 1998 second quarter and first six months of 1998, respectively.

     Net sales increased to $105.9 million during the 1998 second quarter from $103.2 million in the same period a year ago primarily as a result of a favorable change in product mix combined with an increase in overall product selling prices and offset by a 4% decline in volume. Industrial wire selling prices increased by 1%, while fabricated wire products and carbon steel rod selling prices declined by 7% and 6%, respectively. However, due to the change in product mix, overall selling prices increased by 8%. During the second quarter of 1998, higher-priced fabricated wire products comprised 49% of total tons shipped, whereas during the second quarter of 1997, fabricated wire
products comprised 31% of total tons shipped.   Approximately half of the change
in the percentage of fabricated wire products included in the product mix between the two periods is a result of Keystone's acquisition of Engineered Wire Products, Inc. ("EWP") in December 1997. EWP's products sell for lower prices than do Keystone's other fabricated wire products.

     Net sales for the first six months of 1998 increased 5% to $202 million from $192.4 million for the first six months of 1997. Industrial wire selling prices increased by 2%, while fabricated wire products and carbon steel rod selling prices declined by 5% and 2%, respectively. The first six months of 1998 were also favorably impacted by the change in product mix due primarily to the EWP acquisition as fabricated wire products comprised 45% of total tons shipped, whereas during the first six months of 1997 fabricated wire products comprised 32% of total tons shipped.

     The 1998 second quarter gross margin percentage of 9.5% was lower than the 13% recorded during the comparable period in 1997 primarily as a result of increased scrap, production and material handling costs and power interruptions at the Company's largest facility which is located in Peoria, Illinois.
Keystone purchases electrical energy for the Peoria facility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power to the Company's manufacturing facilities during periods of peak demand. Keystone's scrap costs increased 3.6% during the 1998 second quarter as compared to the same period a year ago. During the 1998 second quarter, the Company purchased 165,000 tons of scrap at an average price of $125 per ton as compared to 1997 second quarter purchases of 208,000 tons at an average price of $121 per ton.

     For the first six months of 1998, Keystone's gross margin percentage decreased to 8.9% from 11.3% during the 1997 period. This decline was due primarily to increased scrap, production and material handling costs and power interruptions as well as production inefficiencies due primarily to unplanned equipment downtime in the Company's steel mill during the first quarter of 1998. During the first six months of 1998, the Company purchased 340,000 tons of scrap at an average price of $125 per ton as compared to 1997 purchases of 360,000 tons at an average price of $122 per ton.

     Selling expenses increased to $1.6 million in the second quarter of 1998 from $1.2 million in the 1997 second quarter, but remained relatively constant as a percentage of net sales. Selling expenses increased to $3.1 million in the first half of 1998 from $2.5 million in the first half of 1997, but also remained relatively constant as a percentage of net sales.

     General and administrative expenses declined to $3.3 million during the second quarter of 1998 as compared to $4.9 million during the second quarter of 1997. During the first half of 1998, general and administrative expenses amounted to $6.8 million as compared to $9.3 million during the first half of 1997. These decreases were primarily due to lower legal and general insurance expenses partially offset by increases due to the acquisition of EWP.

     Interest expense in the second quarter of 1998 was higher than the second quarter of 1997 due principally to higher average borrowing levels and interest rates. These higher borrowing levels and interest rates were due primarily to the issuance of $100 million principal amount of 9 5/8% Senior Secured Notes ("the Notes") in August 1997. Average borrowings by the Company under its revolving credit facilities, term loans and the Notes approximated $105.3 million in the second quarter of 1998 as compared to $54.8 million in the second quarter of 1997. During the second quarter of 1998, the average interest rate paid by the Company was 9.6% per annum as compared to 9.5% per annum in the second quarter of 1997.

     Interest expense in the first half of 1998 was also higher than the first half of 1997 due principally to higher borrowing levels. Average borrowings by the Company under its revolving credit facilities, term loans and the Notes approximated $105.8 million in the first half of 1998 as compared to $56.2 million in the first half of 1997. During the first half of 1998, the average interest rate paid by the Company was 9.6% per annum as compared to 9.4% per annum in the first half of 1997.

     As a result of the August 1997 issuance of the Notes, interest expense in calendar 1998 will be greater than interest expense in calendar 1997.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 5 to the Consolidated Financial Statements.

     As a result of the items discussed above, net income during the second quarter of 1998 declined to $4.1 million from $ 4.3 million in the second quarter of 1997, and net income during the first half of 1998 increased to $6.3 million from $6.0 million in the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's cash flows from operating activities are affected by the seasonality of its business as sales of certain products used in the agricultural and construction industries are typically highest during the second quarter and lowest during the fourth quarter of each year. These seasonal fluctuations, impact the timing of production, sales and purchases and have typically resulted in a use of cash from operations and increases in the outstanding balance under the Company's revolving credit facility during the first quarter of each year.

     At June 30, 1998 the Company had working capital of $35.6 million, including $3.5 million of notes payable and current maturities of long-term debt. The outstanding borrowings under the Company's revolving credit facilities were $2.2 million at June 30, 1998. The amount of available borrowings under these credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Under the terms of the Indenture related to the Senior Secured Notes, the Company's ability to borrow in excess of $25 million under its $55 million revolving credit facility is dependent upon maintenance of a consolidated cash flow ratio (as defined) for the most recently completed four fiscal quarters of at least 2.5 to 1. Additional available borrowings under Keystone's $55 million revolving credit facility, which expires December 31, 1999, and EWP's $6 million revolving credit facility, which expires June 30, 2000, were $54.3 million and $4.0 million, respectively, at June 30, 1998, all of which could be borrowed under the Terms of the Indenture. The Company's $55 million revolving credit facility requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility.

     During the first half of 1998, the Company's operating activities provided approximately $6.6 million of cash compared to $6.9 million in the first half of 1997. Although higher earnings in the 1998 period reduced the amount of cash used by operating activities, higher interest payments due to the issuance of the Notes in August 1997 negatively impacted cash flows from operating activities. Interest payments of $4.8 million are due on the Notes in the first and third quarters of each year. Cash paid for interest during the first half of 1998 and 1997 amounted to $5.2 million and $3.0 million, respectively.

     In February 1998, the Company purchased certain agricultural fencing product manufacturing equipment and related inventory from Insteel Industries, Inc. ("Insteel"), for approximately $13 million. Keystone expects to incur capital costs of $6 million to $9 million to relocate and integrate such equipment into its manufacturing facilities. As part of the agreement with Insteel, Keystone also acquired Insteel's former customer list and certain other records and Insteel agreed not to compete with Keystone in the North American agricultural fencing products business for a period of five years.

     During the first half of 1998, the Company made capital expenditures of approximately $27.3 million primarily related to the Insteel equipment purchase and upgrades of production equipment at its facility in Peoria, Illinois. Capital expenditures for 1998, including those related to the purchase of equipment from Insteel, are currently estimated to be approximately $57 million and are related primarily to upgrades and debottlenecking of production equipment. During 1997, the Company commenced a three year, $75 million capital improvement plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency. The principal components of the Company's capital improvements plan include reconfiguring its electric arc furnace, replacing the caster and upgrading its wire and rod mills. These capital expenditures will be funded using borrowing availability under the Company's revolving credit facilities.

     At June 30, 1998, the Company's financial statements reflected accrued liabilities of $14.3 million for estimated remediation costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

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

     Management believes the cash flows from operations together with the funds available under the Company's revolving credit facilities will provide sufficient funds to fund the anticipated needs of its operations and capital improvements plan for the year ending December 31, 1998. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, working capital requirements and capital expenditures and available borrowings under the Company's revolving credit facilities. However, liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes, or any significant increases in the cost of providing medical coverage to active and retired employees could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end user markets or market share, the inability to maintain satisfactory billet and rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

    Reference is made to disclosure provided under the caption "Current litigation" in Note 7 to the Consolidated Financial Statements included in the Annual Report.

ITEM 4. Submission of Matters to a Vote of Security Holders

    On May 8, 1998, the annual meeting of the stockholders of Keystone was held for the purpose of voting to elect two directors for terms of three years and to approve and an amendment to the Keystone Consolidated Industries, Inc. 1997 Long-term Incentive Plan, to increase the number of shares of common stock available for issuance thereunder from 300,000 to 500,000.

    Result of voting at the annual meeting are detailed below (9,358,393 common shares and 435,458 preferred shares, each with one vote and voting together as a single class, were entitled to vote at the meeting).

                            For         Withheld      Abstained       Total

Directors:
  Paul M. Bass, Jr.     6,005,920       10,981            -        6,016,901
  David E. Connor       6,005,611       11,290            -        6,016,901

Amendment to Incentive
  Plan                  5,694,565      313,532         8,804       6,016,901


ITEM 6. Exhibits and Reports on Form 8-K

(a) The following exhibit is included herein:

    27.1  Financial Data Schedule for the six month period ended June 30,  1998.

(b) Reports on Form 8-K filed during the quarter ended June 30, 1998:

    None.
                       S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Keystone Consolidated Industries, Inc.
                                           (Registrant)


Date:  July 30, 1998          By /s/Harold M. Curdy
                                   Harold M. Curdy
                                   Vice President - Finance/Treasurer
                                   (Principal Financial Officer)


Date:  July 30, 1998          By /s/Bert E. Downing, Jr.
                                   Bert E. Downing, Jr.
                                   Corporate Controller
                                   (Principal Accounting Officer)