Form 10-Q
period 1998-09-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1998-11-10
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 1998

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

               Yes   X             No _____

Number of shares of common stock outstanding at November 9, 1998:  9,837,495

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                     INDEX


                                                                      Page
                                                                     number

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets - December 31, 1997
           and September 30, 1998                                       3-4

          Consolidated Statements of Operations - Three months
           and nine months ended September 30, 1997 and 1998              5

          Consolidated Statements of Cash Flows - Nine months
           ended September 30, 1997 and 1998                              6

          Consolidated Statement of Redeemable Preferred Stock
           and Common Stockholders' Equity - Nine months
           ended September 30, 1998                                       7

          Notes to Consolidated Financial Statements                   8-11

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        12-18

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                              19

  Item 6. Exhibits and Reports on Form 8-K                               19

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                December 31,   September 30,
                    ASSETS                          1997            1998
Current assets:
  Cash and cash equivalents                       $ 22,622       $   -
  Notes and accounts receivable                     37,841         42,210
  Inventories                                       53,930         49,110
  Deferred income taxes                             18,869         19,503
  Prepaid expenses                                   1,175          1,583

     Total current assets                          134,437        112,406

Property, plant and equipment                      293,883        339,691
Less accumulated depreciation                      181,129        195,503

     Net property, plant and equipment             112,754        144,188

Other assets:
  Restricted investments                             7,694          8,156
  Prepaid pension cost                             111,072        118,155
  Deferred financing costs                           3,795          3,609
  Goodwill                                           1,229          1,144
  Other                                              3,150          4,219

     Total other assets                            126,940        135,283


                                                  $374,131       $391,877



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

       LIABILITIES AND STOCKHOLDERS' EQUITY
                                               December 31,    September 30,
                                                   1997            1998
Current liabilities:
  Notes payable and current maturities of
    long-term debt                              $  3,789         $ 17,548
  Accounts payable                                29,679           33,064
  Accrued OPEB cost                                8,415            8,415
  Other accrued liabilities                       39,870           34,808

      Total current liabilities                   81,753           93,835

Noncurrent liabilities:
  Long-term debt                                 103,055          102,033
  Accrued OPEB cost                              101,470          101,026
  Deferred income taxes                            2,963            5,336
  Negative goodwill                               25,421           24,404
  Other                                           11,758           10,570

      Total noncurrent liabilities               244,667          243,369

Redeemable preferred stock                         3,500             -

Stockholders' equity:
  Common stock                                    10,029           10,560
  Additional paid-in capital                      47,191           51,716
  Accumulated deficit                            (12,997)          (7,591)
  Treasury stock, at cost                            (12)             (12)

      Total stockholders' equity                  44,211           54,673

                                                $374,131         $391,877


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                      Three months ended  Nine months ended
                                        September 30,       September 30,
                                       1997       1998      1997       1998

Revenues and other income:
  Net sales                          $85,046  $87,125    $277,427  $289,148
  Interest                               570      119         577       440
  Other, net                           1,223       11       1,658       439
                                      86,839   87,255     279,662   290,027

Costs and expenses:
  Cost of goods sold                  76,889   81,207     247,481   265,217
  Selling                              1,082    1,357       3,542     4,432
  General and administrative           3,830    5,829      13,110    12,587
  Overfunded defined benefit pension
   credit                             (3,241)  (2,467)     (4,741)   (7,083)
  Interest                             2,383    2,483       5,119     7,362
                                      80,943   88,409     264,511   282,515

   Income (loss) before income taxes   5,896   (1,154)     15,151     7,512

Provision (benefit) for income taxes   2,197     (447)      5,481     1,949

   Net income (loss)                   3,699     (707)      9,670     5,563

Dividends on preferred stock              70       17         210       157

    Net income (loss) available for
      common shares                  $ 3,629  $  (724)   $  9,460  $  5,406

Net income (loss) per share
  available for common shares:
  Basic                              $   .39  $  (.07)   $   1.02  $    .58
  Diluted                            $   .38  $  (.07)   $   1.01  $    .57

Weighted average common and common
 equivalent shares outstanding:
  Basic                                9,285    9,661       9,262     9,446
  Diluted                              9,583     9,661      9,384     9,613


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine months ended September 30, 1997 and 1998
                                 (In thousands)

                                                          1997        1998

Cash flows from operating activities:
  Net income                                          $  9,670    $  5,563
  Depreciation and amortization                          9,692      14,535
  Amortization of deferred financing costs                 337         378
  Deferred income taxes                                  2,492       1,735
  Other, net                                               137         859
  Change in assets and liabilities:
    Notes and accounts receivable                       (2,320)     (6,658)
    Inventories                                         (2,885)      4,820
    Accounts payable                                    (4,065)      3,385
    Prepaid pension cost                                (4,741)     (7,083)
    Other, net                                           6,433      (6,435)

      Net cash provided by operating activities         14,750      11,099

Cash flows from investing activities:
  Capital expenditures                                 (17,400)    (46,526)
  Proceeds from sale of property, plant and equipment    2,708          10
  Other, net                                               166        (725)

      Net cash used by investing activities            (14,526)    (47,241)

Cash flows from financing activities:
  Revolving credit facilities, net                     (31,095)     13,738
  Other notes payable and long-term debt:
    Additions                                          100,294          95
    Principal payments                                 (19,502)     (1,096)
  Preferred stock dividend payments                       (210)       (157)
  Deferred financing costs paid                         (3,767)       -
  Exercise of warrants and redemption of preferred
    stock, net                                            -            701
  Common stock issued - other                              317         239
      Net cash provided by financing activities         46,037      13,520

Net change in cash and cash equivalents                 46,261     (22,622)

Cash and cash equivalents, beginning of period            -         22,622

Cash and cash equivalents, end of period              $ 46,261    $   -

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized               $  4,037    $ 10,351
    Income taxes                                         2,700         139
  Common stock contributed to employee benefit plan   $    578    $    616

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK
                        AND COMMON STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 1998
                                 (In thousands)

                                                                      Common stockholders' equity
                                      Redeemable                Additional
                                       preferred    Common       paid-in      Accumulated    Treasury
                                         stock       Stock       capital        deficit       stock       Total
Balance - December 31, 1997           $ 3,500      $10,029     $47,191        $(12,997)      $ (12)     $44,211
Net income                               -            -           -              5,563         -          5,563

Exercise of warrants and redemption
 of preferred stock, net               (3,500)         448       3,753            -            -          4,201

Issuance of common stock - other         -              83         772            -            -            855

Preferred dividends declared              157         -           -               (157)        -           (157)

Preferred dividends paid                 (157)        -           -               -            -           -

Balance - September 30, 1998          $  -         $10,560     $51,716        $ (7,591)      $ (12)     $54,673

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     The consolidated balance sheet at December 31, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1998 and the consolidated statements of operations and cash flows for the interim periods ended September 30, 1997 and 1998, and the consolidated statement of redeemable preferred stock and common stockholders' equity for the interim period ended September 30, 1998, have each been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

     Contran Corporation ("Contran") and other entities related to Harold C. Simmons hold approximately 50% of the Company's outstanding stock at September 30, 1998. Contran may be deemed to control the Company.

Note 2 - Acquisition:

     In November 1994, the Company entered into a Joint Venture Agreement with an unrelated party and acquired a 20% interest in Engineered Wire Products, Inc. ("EWP"), a manufacturer and distributor of wire mesh for the concrete pipe and road construction business. On December 23, 1997, Keystone acquired the remaining 80% of EWP (the "Acquisition") and EWP became a wholly-owned subsidiary of Keystone. Keystone paid $11.2 million in cash to acquire the remaining 80% interest in the joint venture.

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

                                     Three months ended   Nine months ended
                                     September 30, 1997   September 30, 1997
                                      (In millions, except per share data)
Revenues and other income                  $90.3              $293.0
Operating income                             9.0                22.1
Net income                                   5.6                10.8
Net income available to common
  stockholders                               5.5                10.6

Net income available for common
  shares per common share - diluted        $  .59            $  1.13

Note 3 - Inventories:

     Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 78% of total inventories and the first-in, first-out or average cost methods are used to determine the cost of other inventories.

                                                 December 31,  September 30,
                                                     1997           1998
                                                      (In thousands)
Raw materials:
  Steel and wire products                         $17,609       $21,200
  Household cleaning products                         854           798
                                                   18,463        21,998
Work in process -
  Steel and wire products                          15,475        11,038

Finished products:
  Steel and wire products                          16,707        14,974
  Household cleaning products                         150           243
                                                   16,857        15,217
Supplies -
  Steel and wire products                          16,290        14,012
                                                   67,085        62,265
Less LIFO reserve:
  Steel and wire products                          13,096        13,096
  Household cleaning products                          59            59
                                                   13,155        13,155
                                                  $53,930       $49,110

Note 4 - Notes payable and long-term debt:

                                                   December 31, September 30,
                                                       1997          1998
                                                        (In thousands)
9 5/8% Senior Secured Notes, due August 2007         $100,000    $100,000
Commercial credit agreements:
  Revolving credit facility - Keystone                   -         13,209
  Revolving credit facility - EWP                       2,471       3,000
  Term loan - EWP                                       1,603       1,166
Other                                                   2,770       2,206
                                                      106,844     119,581
  Less current maturities                               3,789      17,548

                                                     $103,055    $102,033


Note 5 - Income taxes:

     Summarized below are (i) the differences between the provision for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision for income taxes.

                                                          Nine months ended
                                                                September
                                                                30,
                                                            1997      1998
Expected tax expense, at statutory rate                  $ 5,303     $2,629
U.S. state income taxes, net                                 332        217
Amortization of negative goodwill                           (448)      (326)
Other, net                                                   294       (571)

Comprehensive provision for income  taxes                $ 5,481     $1,949

Comprehensive provision for income  taxes:
 Currently payable:
   U.S. federal                                          $ 5,185     $  184
   U.S. state                                                668         33
   Alternative minimum tax credits                        (2,864)        (3)

     Net currently payable                                 2,989        214
 Deferred income taxes, net                                2,492      1,735

                                                         $ 5,481     $1,949

Note 6 - Other accrued liabilities:

                                                 December 31,  September 30,
                                                     1997           1998
                                                        (In thousands)
Current:
  Salary, wages, vacations and other
    employee expenses                             $12,275      $11,163
  Environmental                                     7,498        6,415
  Self insurance                                    6,605        6,517
  Interest                                          4,146        1,613
  Disposition of facilities                         2,306        1,471
  Legal and professional                            1,199          930
  Other                                             5,841        6,699

                                                  $39,870      $34,808

Noncurrent:
  Environmental                                   $ 8,606      $ 7,905
  Deferred gain                                     1,987        1,476
  Other                                             1,165        1,189

                                                  $11,758      $10,570

Note 7 - Contingencies:

     At September 30, 1998, the Company's financial statements reflected accrued liabilities of $14.3 million for estimated remedial costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

     For additional information related to commitments and contingencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Annual Report.

Note 8 - Preferred Stock:

    In July 1998, the holders of warrants to purchase 447,900 shares of Keystone's common stock at $9.38 per share exercised these warrants. Under the terms of the warrants, Keystone was required to redeem all of the outstanding preferred stock, which was also held by the warrant holders, at the aggregate $3.5 million redemption price. Net cash proceeds to the Company approximated $701,000.

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

     The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts including, but not limited to, statements found in this Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations", are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward looking statements include, but are not limited to, cost of raw materials, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customers and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, and the ultimate resolution of pending litigation, successful implementation of the Company's capital improvements plan, possible disruptions of normal business activity from Year 2000 issues and any possible future litigation as discussed in this Quarterly Report and the Annual Report, including, without limitation, the section referenced above.

     The following table sets forth the Company's production and sales volume data for the periods indicated.

                                    Three months ended    Nine months ended
                                       September 30,        September 30,
                                      1997       1998       1997      1998
                                             (In thousands of tons)
Production volume:
 Billets:
  Produced                             149       163       488         524
  Purchased                             29        -         67          -
 Rod                                   165       167       546         518

Sales volume:
 Fabricated wire products               56        80       181         252
 Industrial wire                        43        43       132         130
 Steel rod                              64        51       230         170

                                       163       174       543         552

     The following table sets forth the components of the Company's net sales for the periods indicated.

                                    Three months ended    Nine months ended
                                          September             September
                                          30,                  30,
                                      1997       1998       1997      1998
                                                  (In millions)
Fabricated wire products              $39.5     $50.9     $128.6     $167.8
Industrial wire                        20.5      20.3       62.9       62.2
Rod                                    21.3      14.0       72.4       50.0
Household cleaning products and
 other                                  3.7       1.9       13.5        9.1

                                      $85.0     $87.1     $277.4     $289.1

     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                    Three months ended    Nine months ended
                                       September 30,        September 30,
                                      1997       1998       1997      1998
Net sales                            100.0%    100.0%     100.0%     100.0%
Cost of goods sold                    90.4      93.2       89.2       91.7
Gross profit                           9.6       6.8       10.8        8.3
Selling expense                        1.3       1.6        1.3        1.5
General and administrative expense     4.5       6.7        4.7        4.4
Overfunded defined benefit pension
 credit                                3.8       2.8        1.7        2.4

Income (loss) before income taxes      6.9%     (1.3)%      5.5%       2.6%
Provision (benefit) for income
 taxes                                 2.6       (.5)       2.0         .7

Net income (loss)                      4.3%      (.8)%      3.5%       1.9%

     Billet and rod production during the 1998 third quarter increased to 163,000 tons and 167,000 tons, respectively, compared with 149,000 tons and 165,000 tons during the 1997 third quarter. This increase was principally due to a two-week annual maintenance shutdown in the 1997 third quarter, which will occur during the fourth quarter in 1998. Keystone did not purchase any billets during the 1998 third quarter, whereas 29,000 tons were purchased during the 1997 third quarter at $238 per ton.

     Net sales increased to $87.1 million during the 1998 third quarter from $85.0 million in the same period a year ago as a 7 percent increase in volume and a favorable change in product mix were partially offset by lower overall product selling prices. During the 1998 third quarter, fabricated wire products, industrial wire and rod selling prices declined by 9%, 3% and 17%, respectively, from 1997 third quarter selling prices. However, due to the change in product mix, overall selling prices declined by only 2%. During the third quarter of 1998, higher-priced fabricated wire products comprised 46% of total tons shipped, whereas fabricated wire products comprised 34% of total tons shipped during the third quarter of 1997. Approximately one-half of the change in the percentage of fabricated wire products included in the product mix between the two periods is a result of Keystone's acquisition of Engineered Wire Products, Inc. ("EWP") in December 1997. EWP's products sell for lower prices than do Keystone's other fabricated wire products.

     Net sales for the first nine months of 1998 increased 4% to $289.1 million from $277.4 million for the first nine months of 1997. Industrial wire selling prices remained constant between the two periods, while fabricated wire products and rod selling prices declined by 7% and 6%, respectively. The first nine months of 1998 were also favorably impacted by the change in product mix due primarily to the EWP acquisition as fabricated wire products comprised 46% of total tons shipped, whereas fabricated wire products comprised 33% of total tons shipped during the first nine months of 1997.

     The 1998 third quarter's gross margin of 6.8 percent was lower than the 9.6 percent recorded during the comparable period in 1997 primarily as a result of lower sales prices, higher energy costs due primarily to a new power contract
discussed below and production inefficiencies.   The decline in gross margin was
partially offset by lower scrap costs and $2.7 million in legal settlements with two suppliers in the 1998 period. During the 1998 third quarter, the Company purchased 201,000 tons of scrap at an average price of $111 per ton as compared to 1997 third quarter purchases of 159,000 tons at an average price of $122 per ton.

     For the first nine months of 1998, Keystone's gross margin declined to 8.3 percent from 10.8 percent during the 1997 period. This decline was due primarily to lower sales prices, higher energy costs, increased production and material handling costs and production inefficiencies, including unplanned equipment downtime during the first quarter of 1998 and power interruptions during the second quarter of 1998. The decline was partially offset by lower scrap costs and the favorable legal settlements. During the first nine months of 1998, the Company purchased 572,000 tons of scrap at an average price of $119 per ton as compared to 1997 purchases of 519,000 tons at an average price of $122 per ton.

     Keystone purchases electrical energy for the Peoria facility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power to the Company's manufacturing facilities during periods of peak demand. During the 1998 second quarter, the Company entered into a new service contract with the electric utility at its Peoria facility. The new contract requires the Company to pay higher rates during months with high demands. Overall, the new contract is expected to increase energy costs by approximately $2 million per year as compared to the prior contract.

     Selling expenses increased to $1.4 million in the third quarter of 1998 from $1.1 million in the 1997 third quarter, but remained relatively constant as a percentage of net sales. Selling expenses increased to $4.4 million in the first nine months of 1998 from $3.5 million in the first nine months of 1997, but also remained relatively constant as a percentage of net sales.

     General and administrative expenses increased to $5.8 million during the third quarter of 1998 as compared to $3.8 million during the third quarter of 1997 due primarily to $1.1 million of bad debt expense related to a customer's bankruptcy and higher environmental expense. During the first nine months of 1998, general and administrative expenses amounted to $12.6 million as compared to $13.1 million during the first nine months of 1997 but as a percent of net sales, were comparable with the first nine months of 1997 as higher bad debt expense and environmental charges were offset by lower legal and insurance expense.

     Other income during the 1997 third quarter included a pretax gain of approximately $1.8 million from the sale of a building.

     Interest expense in the third quarter of 1998 was comparable with the third quarter of 1997. Interest expense in the first nine months of 1998 was higher than the first nine months of 1997 due principally to higher borrowing levels. These higher borrowing levels were due primarily to the issuance of $100 million principal amount of 9 5/8% Senior Secured Notes ("the Notes") in August 1997. Average borrowings by the Company under its revolving credit facilities, term loans and the Notes approximated $106.5 million in the first nine months of 1998 as compared to $64.1 million in the first nine months of 1997.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 5 to the Consolidated Financial Statements.

     As a result of the items discussed above, the Company incurred a net loss during the third quarter of 1998 of $707,000 as compared to net income of $3.7 million in the third quarter of 1997, and net income during the first nine months of 1998 decreased to $5.6 million from $9.7 million in the first nine months of 1997.

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

     At September 30, 1998 the Company had working capital of $18.6 million, including $1.3 million of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facilities of $16.2 million. The amount of available borrowings under these credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Under the terms of the Indenture related to the Senior Secured Notes, the Company's ability to borrow in excess of $25 million under its $55 million revolving credit facility is dependent upon maintenance of a consolidated cash flow ratio (as defined) for the most recently completed four fiscal quarters of at least
2.5 to 1. Additional available borrowings under Keystone's $55 million revolving credit facility, which expires December 31, 1999, and EWP's $6 million revolving credit facility, which expires June 30, 2000, were $41 million and $3 million, respectively, at September 30, 1998, all of which could be borrowed under the terms of the Indenture. The Company's $55 million revolving credit facility requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility.

     During the first nine months of 1998, the Company's operating activities provided approximately $11.1 million of cash compared to $14.8 million in the first nine months of 1997. Lower earnings in the 1998 period and higher interest payments due to the issuance of the Notes in August 1997 reduced cash flows from operating activities. Interest payments of $4.8 million are due on the Notes in the first and third quarters of each year. Cash paid for interest during the first nine months of 1998 and 1997 amounted to $10.4 million and $4.0 million, respectively. During the third quarter of 1997, DeSoto received approximately $4.7 million from one of its insurors in exchange for releasing the insuror from coverage of, or certain years of, environmental related liabilities. Such amount is included in the Company's self insurance accruals at December 31, 1997 and September 30, 1998.

     In February 1998, the Company purchased certain agricultural fencing product manufacturing equipment and related inventory from Insteel Industries, Inc. ("Insteel"), for approximately $13 million. Keystone expects to incur capital costs of approximately $6 million to relocate and integrate such equipment into its manufacturing facilities, $5 million of which has been incurred through September 30, 1998. The majority of the remaining costs are expected to be incurred in the 1998 fourth quarter. As part of the agreement with Insteel, Keystone also acquired Insteel's former customer list and certain other records and Insteel agreed not to compete with Keystone in the North American agricultural fencing products business for a period of five years.

     During the first nine months of 1998, the Company made capital expenditures of approximately $46.5 million primarily related to upgrades of production equipment at its facility in Peoria, Illinois and the Insteel equipment purchase. Capital expenditures for all of 1998, including those related to the purchase of equipment from Insteel, are currently estimated to be approximately $57 million and are related primarily to upgrades and debottlenecking of production equipment. During 1997, the Company commenced a three year, $75 million capital improvement plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency. The principal components of the Company's capital improvements plan include reconfiguring its electric arc furnace, replacing the caster and upgrading its wire and rod mills. Keystone completed the installation of the new caster in the third quarter of 1998. The remaining capital expenditures will be funded using borrowing availability under the Company's revolving credit facilities.

     At September 30, 1998, the Company's financial statements reflected accrued liabilities of $14.3 million for estimated remediation costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

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

     Management believes the cash flows from operations together with the funds available under the Company's revolving credit facilities will provide sufficient funds to fund the anticipated needs of its operations and capital improvements plan for the remainder of 1998 and the year ending December 31, 1999. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, working capital requirements and capital expenditures and available borrowings under the Company's revolving credit facilities. However, liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes, or any significant increases in the cost of providing medical coverage to active and retired employees could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end user markets or market share, the inability to maintain satisfactory billet and rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available.

Year 2000 Issue

     As a result of certain computer programs being written using two digits rather than four to define the applicable year, any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

     The Company is in the process of taking an inventory of its information systems to determine the modifications to existing software and new software required to mitigate any Year 2000 issues. The Company's evaluation includes information systems infrastructure, financial and administrative systems, process control and manufacturing operating systems as well as significant vendors and customers. The Company expects this inventory will be completed during the 1998 fourth quarter. Because the majority of Keystone's significant information systems have recently been installed or updated, many of the Company's systems and related software are already Year 2000 compliant.

     Keystone is utilizing both internal and external sources to reprogram or replace and test its software and the Company expects to have its evaluation completed by the end of 1998 and required modifications completed prior to December 31, 1999.

     Although the Company expects its critical systems to be compliant by December 31, 1999, there is no assurance these results will be achieved. However, the impact of a failure of any of the Company's information systems would be mitigated to the extent that other alternate processes, including manual processes, were able to meet processing requirements. Presently, Keystone expects alternate procedures would be able to meet the Company's processing needs. In addition, excluding recent equipment additions that are Year 2000 compliant, a significant portion of Keystone's plant and equipment is aged and doesn't include imbedded chip technology susceptible to Year 2000 issues.

     Keystone relys on third parties for raw materials, utilities, transportation and other key services. In addition, the Company is dependent upon its customers for cash flow. The Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to eliminate their own Year 2000 Issues. Keystone presently expects to complete these third party communications during the 1998 fourth quarter and will at that time begin developing contingency plans for potential non-compliance by these third parties. Year 2000 Issues that adversely impact these third parties could also effect the operations of the Company. There can be no assurance the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     Because the Company has not completed the evaluation of its Year 2000 Issue, it is not able to quantify the costs that may be incurred in order to eliminate any Year 2000 Issues. The total costs that will be incurred by Keystone in connection with resolving its Year 2000 Issues will be impacted by the Company's ability to successfully identify its Year 2000 Issues, the level of effort required to remediate the issue and the ability of third parties to successfully address their own Year 2000 Issues. Total costs incurred to date relative to the remediation of the Company's Year 2000 Issues have been expensed as incurred and have not been material.

     The costs of the project and the date on which the Company plans to complete its Year 2000 assessment and remediation are based on management's estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from those plans. Specific factors that might cause differences from management's estimates include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer codes, and similar uncertainties. Management believes the Company is devoting the necessary resources to identify and resolve significant Year 2000 Issues in a timely manner.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

    Reference is made to disclosure provided under the caption "Current litigation" in Note 7 to the Consolidated Financial Statements included in the Annual Report.


ITEM 6. Exhibits and Reports on Form 8-K

(a) The following exhibit is included herein:

    27.1  Financial Data Schedule for the nine month period ended
            September 30, 1998.

(b) Reports on Form 8-K filed during the quarter ended September 30, 1998:

    None.
                       S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Keystone Consolidated Industries, Inc.
                                           (Registrant)


Date:  November 10, 1998                By /s/Harold M. Curdy
                                        Harold M. Curdy
                                        Vice President - Finance/Treasurer
                                        (Principal Financial Officer)


Date:  November 10, 1998                By /s/Bert E. Downing, Jr.
                                        Bert E. Downing, Jr.
                                        Corporate Controller
                                        (Principal Accounting Officer)