Form 10-K
period 1998-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1999-03-30
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

     ACT OF 1934 - For the fiscal year ended December 31, 1998

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 17, 1999, 9,837,495 shares of common stock were outstanding. The aggregate market value of the 4,922,422 shares of voting stock held by nonaffiliates of the Registrant, as of such date, was approximately $35.7 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.
PART I

ITEM 1. BUSINESS.

GENERAL

     Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") believes it is a leading manufacturer of steel fabricated wire products, industrial wire and carbon steel rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets, and believes it is the second largest manufacturer of fabricated wire products and industrial wire in the United States based on tons produced (497,000 in 1998). The Company is vertically integrated, converting substantially all of its fabricated wire products and industrial wire from carbon steel rod produced in its steel mini-mill. The Company's vertical integration allows it to benefit from the higher and more stable margins associated with fabricated wire products as compared to carbon steel rod, as well as from lower production costs of carbon steel rod as compared to wire fabricators which purchase rod in the open market. Moreover, management believes that Keystone's downstream fabricated wire products and industrial wire businesses better insulate it from the effects of rod imports and increases in domestic rod production capacity as compared to non-integrated rod producers. In 1998, the Company had net sales of $370 million. Approximately 80% of the Company's net sales were generated from sales of fabricated wire products and industrial wire with the balance generated primarily from sales of rod not used in the Company's downstream operations.

     The Company's fabricated wire products, which comprised 59% of its 1998 net sales, include fencing, barbed wire, welded and woven hardware cloth, welded and woven wire mesh and nails. These products are sold to agricultural, construction, industrial, consumer do-it-yourself and other end-user markets. The Company serves these markets through distributors, merchandisers, building supply centers and consumer do-it-yourself chains such as The Home Depot, Inc., Lowe's Companies, Inc., Tractor Supply, Co., Ace Hardware Corporation and McCoy Corporation. A significant proportion of these products are sold to agricultural, consumer do-it-yourself and other end-user markets which in management's opinion are typically less cyclical than many steel consuming end-use markets such as the automotive, construction, appliance and machinery manufacturing industries. Management believes the Company's ability to service these customers with a wide range of fabricated wire products through multiple production and distribution locations provides it a competitive advantage in accessing these rapidly growing and less cyclical markets. Approximately 60% of the Company's fabricated wire products net sales are generated by sales under the RED BRAND trademark, a widely recognized brand name in the agricultural and construction fencing marketplaces for more than 70 years.

     The Company also sells industrial wire, an intermediate product used in the manufacture of fabricated wire products, to third parties who are generally not in competition with the Company. The Company's industrial wire customers include manufacturers of nails, coat hangers, barbecue grills, air conditioners, tools, refrigerators and other appliances. In 1998, net sales of industrial wire accounted for 22% of Company net sales. In addition, the Company also sells carbon steel rod into the open market which it is not able to consume in its downstream fabricated wire products and industrial wire operations. During 1998, open market sales of rod accounted for 17% of Company net sales. See "Business -- Products, Markets and Distributions" and Notes 2 and 12 to the Consolidated Financial Statements.

     The Company's operating strategy is to enhance profitability by:

     o Establishing a leading position as a supplier of choice among its fabricated wire products and industrial wire customers by offering a broad product line and by satisfying growing customer quality and service requirements;

     o Shifting its product mix towards higher margin, value-added fabricated wire products;

     o Achieving manufacturing cost savings and production efficiencies through capital improvements and investment in new and upgraded wire and steel production equipment; and

     o Increasing vertical integration through internal growth and selective acquisitions of fabricated wire products manufacturing facilities.

     During 1997, the Company commenced a $75 million capital improvements plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency. As of December 31, 1998, the Company has completed substantially all of the $75 million planned capital improvements. The principal components of the Company's capital improvements plan included reconfiguring its electric arc furnace, replacing the caster and upgrading its wire and rod mills. As a result of these capital improvements, beginning in 1999, the Company expects to increase its annual billet production capacity to 1 million tons from 655,000 tons.
Although Keystone's new billet production capacity is 1 million tons, the Company is limited by its current Illinois Environmental Protection Agency construction permit to annual billet production of 820,000 tons. Keystone has applied for modifications to its permits to allow billet production of the 1 million ton capacity.

     The Company is the successor to Keystone Steel & Wire Company, which was founded in 1889. Contran Corporation ("Contran") and other entities controlled by Mr. Harold C. Simmons, beneficially own approximately 50% of the Company. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee, or by Mr. Simmons directly. The Company may be deemed to be controlled by Contran and Mr. Simmons.

     The statements in this Annual Report on Form 10-K relating to matters that are not historical facts including, but not limited to, statements found in this
Item 1 - "Business", in Item 3 - "Legal Proceedings", Item 7 - "Management's Discussion And Analysis Of Financial Condition And Results Of Operations", and
Item 7A - "Quantitative and Qualitative Disclosures About Market Risks", are forward looking statements based on management's belief and assumptions using currently available information. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct. Such statements involve risks and uncertainties, including, but not limited to, cost of raw materials, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation, successful implementation of the Company's capital improvements plan, possible disruptions of normal business activity from Year 2000 issues and any possible future litigation as discussed in this Annual Report, including, without limitation, the sections referenced above. Should one or more of these risks materialize, or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company assumes no duty to publicly update such statements.

MANUFACTURING

     The Company's manufacturing operations consist of an electric arc furnace mini-mill, a rod mill and six wire and wire product fabrication facilities. The manufacturing process commences in Peoria, Illinois with scrap steel being loaded into the electric arc furnace and converted into molten steel. The molten steel is then transferred to a ladle refining furnace where the molten steel chemistries and temperatures are monitored and adjusted to specifications prior to casting. The molten steel is then transferred from the ladle refining furnace into a six-strand continuous casting machine from which it emerges in five-inch square strands that are cut to predetermined lengths and are referred to as billets. These billets, along with any billets purchased from outside suppliers, are then transferred to the adjoining rod mill.

     Upon entering the rod mill, the billets pass through a reheat furnace and are then fed into the rolling line, where they pass through various finishing stands during the rod production process. After rolling, the rod is coiled and cooled. After cooling, the coiled rod passes through inspection stations for metallurgical, surface and diameter checks. Finished coils are compacted and tied, and either transferred to the Company's other facilities for processing into wire, nails and other fabricated wire products or shipped to rod customers.

     While the Company does not maintain a significant "shelf" inventory of finished rod, it generally has on hand approximately a one-month supply of fabricated wire and wire products inventory which enables the Company to fill customer orders and respond to shifts in product demand.


PRODUCTS, MARKETS AND DISTRIBUTION

     The following table sets forth certain information with respect to the Company's steel and wire product mix in each of the last three years.

                                    Year Ended December 31,
                          1996             1997                  1998
                    Percent   Percent  Percent   Percent    PERCENT     PERCENT
                    of Tons     of     of Tons     of       OF TONS        OF
     Product        Shipped    Sales   Shipped    Sales     SHIPPED      SALES


Fabricated wire
  products            32.3%    48.7%     32.3%    47.4%     46.1%        60.4%
Industrial wire       23.1     23.2      25.1     24.8      24.0         22.6
Carbon steel rod      44.6     28.1      42.6     27.8      29.9         17.0

                     100.0%   100.0%    100.0%   100.0%    100.0%       100.0%


     Fabricated Wire Products. The Company is one of the leading suppliers in the United States of agricultural fencing, barbed wire, stockade panels and a variety of welded and woven wire mesh, fabric and netting for agricultural, construction and industrial applications. The Company produces these products at its Peoria, Illinois, Sherman, Texas and Caldwell, Texas facilities. These products are distributed by the Company through farm supply distributors, hardlines merchandisers, building supply centers, building and industrial materials distributors and consumer do-it-yourself chains such as The Home Depot, Inc., Lowe's Companies, Inc., Tractor Supply, Co., Ace Hardware Corporation and McCoy Corporation. Many of the Company's fencing and related wire products are marketed under the Company's RED BRAND label, a recognized trademark of the Company for more than 70 years. As part of its marketing strategy, the Company designs merchandise packaging, supportive product literature and point-of-purchase displays for marketing many of these products to the retail consumer market. The Company also manufactures products for residential and commercial construction, including bulk, package and collated nails, rebar ty wire, stucco netting, welded wire mesh, forms and reinforcing building fabric at its Peoria, Illinois; Sherman, Texas; Caldwell, Texas; Springdale, Arkansas; Hortonville, Wisconsin and Upper Sandusky, Ohio facilities. The primary customers for these products are construction contractors and building materials manufacturers and distributors. The Company sells approximately 46% of its nails through PrimeSource, Inc., one of the largest nail distributors in the United States, under PrimeSource's Grip-Rite label.

     The Company continuously evaluates opportunities to expand its downstream fabricated wire products operations. During 1994, the Company purchased a 20% stake in Engineered Wire Products, Inc. ("EWP") a joint venture with a manufacturer and distributor of wire mesh for use primarily in highway and road construction. During 1996 and 1997, 11% and 14%, respectively, of Keystone's rod sales were to EWP. In December 1997, Keystone purchased the 80% of EWP not already owned by the Company. Management believes EWP broadens its fabricated wire product line and provides an opportunity to shift additional rod production to a higher margin, value-added fabricated wire product. The Company believes that its fabricated wire products are less susceptible than industrial wire or rod to the cyclical nature of the steel business because the commodity-priced raw materials used in such products, such as scrap steel, represent a lower percentage of the total cost of such value-added products when compared to rod or other less value-added products. As a result of the acquisition of EWP, the Company was able to convert its lower-margin rod sales to EWP, into higher-margin fabricated wire product sales. This change in product mix between 1997 and 1998 resulted in a decline in overall fabricated wire product selling prices as EWP's fabricated wire products sell for lower prices than do Keystone's other fabricated wire products.

     In February 1999, Keystone formed "Garden Zone, LLC", a new marketing and distribution company to supply wire products, wire fencing and wood and plastic products to the consumer lawn and garden market. The new company was established as a joint venture between Keystone and two unrelated entities with Keystone owning 51% of the joint venture. The Company does not anticipate any significant capital expenditures will be required to fund or operate this joint venture.

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

     Carbon Steel Rod. The Company produces low carbon steel rod at its rod mill located in Peoria, Illinois. Low carbon steel rod, with carbon content of up to 0.38%, is more easily shaped and formed than higher carbon rod and is suitable for a variety of applications where ease of forming is a consideration. Although Keystone's six wire fabrication facilities on occasion buy rod from outside suppliers, during 1998, approximately 68% of the rod manufactured by the Company was used internally to produce wire and fabricated wire products. The remainder of the Company's rod production was sold directly to producers of construction products, fabricated wire products and industrial wire, including products similar to those manufactured by the Company.

INDUSTRY AND COMPETITION

     The fabricated wire products, industrial wire and carbon steel rod businesses in the United States are highly competitive and are comprised primarily of several large mini-mill rod producers, many small independent wire companies and a few large diversified rod and wire producers, such as the Company. Keystone's principal competitors in the fabricated wire products and industrial wire markets are Davis Wire Corporation, Northwestern Steel & Wire Co., Deacero and Oklahoma Steel and Wire Company. Competition in the fabricated wire product and industrial wire markets is based on a variety of factors, including channels of distribution, price, delivery performance, product quality, service, and brand name preference. Since carbon steel rod is a commodity steel product, management believes the domestic rod market is more competitive than the fabricated wire products and industrial wire markets, and price is the primary competitive factor. Among Keystone's principal domestic carbon steel rod competitors are North Star Steel, GS Technologies, Rariton River and Co-Steel.

     The Company also competes with many small independent wire companies who purchase rod from domestic and foreign sources. Due to the breadth of its fabricated wire products and industrial wire offerings, its ability to service diverse geographic and product markets, and the low relative cost of its internal supply of steel rod, the Company believes it is well positioned to compete effectively with non-diversified rod producers and wire companies. Foreign steel and industrial wire producers also compete with the Company and other domestic producers.

     The domestic steel rod industry has experienced a consolidation over the past decade, as large integrated steel producers disposed of or, to a significant degree, discontinued their steel rod and wire operations. Some of this capacity was replaced by the capacity of domestic mini-mills and foreign producers. Worldwide overcapacity in the steel industry continues to exist and since the expiration of certain voluntary restraint agreements with certain foreign governments in March 1992, imports of wire rod and certain wire products have increased significantly. In an effort to stem increasing levels of imported wire rod, in December 1998, Keystone, joined by six other companies (representing more than 75% of the market), and a labor union petitioned the U.S. International Trade Commission seeking relief under Section 201 of the Trade Act of 1974. After investigation, which the Company believes should take about eight months, The International Trade Commission will make a recommendation to the President who may impose quotas or duties on wire rod imported from all countries except Canada and Mexico.

     The Company believes certain competitors may increase their rod production capacity in the next few years, which could adversely affect rod pricing generally and increase competition among rod manufacturers.

     Keystone believes its facilities are well located to serve markets throughout the continental United States, with principal markets located in the Midwestern and Southwestern regions. Close proximity to its customer base provides the Company with certain advantages over foreign and certain domestic competition including reduced shipping costs, improved customer service and shortened delivery times. The Company believes higher transportation costs and the lack of local distribution centers tends to limit foreign producers' penetration of the Company's principal fabricated wire products, industrial wire and rod markets, but there can be no assurance this will continue to be the case.

     The Company has implemented a direct order/inventory control system that is designed to enhance its ability to serve high volume, retail customers. The Company believes this system will provide the Company with a competitive advantage in the service of its major retail customers.

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

     Keystone's manufacturing processes consume large amounts of energy in the form of electricity and natural gas. The Company purchases electrical energy for its Peoria facility from a regulated utility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power to the Company's manufacturing facilities during periods of peak demand. The utility has in the past, and may in the future, refuse or interrupt service to the Company resulting in decreased production and increased costs associated with the related downtime. During the 1998 second quarter, Keystone entered into a new service contract with the electric utility at the Company's Peoria facility. The new contract requires Keystone to pay higher rates during months with high demands. Overall, the new contract is expected to increase Keystone's energy costs approximately $2 million per year, as compared to the prior contract.

TRADEMARKS

     The Company has registered the trademark RED BRAND for field fence and related products. Adopted by the Company in 1924, the RED BRAND trademark has been widely advertised and enjoys high levels of market recognition. The Company also maintains other trademarks for various products which have been promoted in their respective markets.

EMPLOYMENT

     Keystone currently employs approximately 2,100 people, of whom approximately 1,160 are represented by the Independent Steel Workers' Alliance ("ISWA") at its Peoria, Illinois facilities, approximately 180 are represented by the International Association of Machinists and Aerospace Workers (Local
1570) ("IAMAW") at its Sherman, Texas facilities and approximately 80 are represented by Local Union #40, An Affiliate to the International Brotherhood of Teamsters' Chauffeurs Warehousemen And Helpers of America, AFL-CIO ("IBTCWHA") at its Upper Sandusky, Ohio facility. The current collective bargaining agreements with the ISWA, IAMAW and IBTCWHA expire in May 1999, March 2000 and November 2001, respectively. Keystone has begun preliminary discussions with the ISWA concerning the renewal of its collective bargaining agreement in May 1999. The Company believes its relationship with its employees are good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The Company's ten largest customers represented approximately one-third of the Company's net sales in each of the past three years. No single customer accounted for more than 8% of the Company's net sales during each of 1996, 1997 or 1998. The Company's fabricated wire products, industrial wire and rod business is not dependent upon a single customer or a few customers, the loss of any one, or a few, of which would have a material adverse effect on its business.

BACKLOG

     The Company's backlog of unfilled cancelable fabricated wire products, industrial wire and steel rod purchase orders, for delivery generally within three months, approximated $30 million at December 31, 1997 and $28 million at December 31, 1998. The Company does not believe that backlog is a significant factor in its business, and believes all of the backlog at December 31, 1998 will be filled within 1999.

HOUSEHOLD CLEANING PRODUCTS

     DeSoto, Inc. ("DeSoto"), a wholly owned subsidiary of the Company, operated a division that manufactured household cleaning products (primarily powdered and liquid laundry detergents) at its facility located in Joliet, Illinois ("Joliet"). Keystone acquired DeSoto in September 1996. In January 1999, the Company's pension plan, which owned the real property associated with the operation, and the Company sold the Joliet division. For the period from the date of Keystone's acquisition of DeSoto in September 1996 through December 31, 1996 and for 1997 and 1998, Joliet had net sales of $2.5 million, $14 million and $10 million, respectively. Joliet manufactured most products on a make and ship basis, and, as such, overall levels of raw materials and finished goods inventories maintained by Joliet were relatively nominal. Approximately 85% of Joliet's sales for the period from the date of the acquisition by Keystone through December 31, 1996 and for 1997 and 1998, were to a single customer.


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

     The Company records liabilities related to environmental issues at such time as information becomes available and is sufficient to support a reasonable estimate of a range of loss. If the Company is unable to determine that a single amount in an estimated range is more likely, the minimum amount of the range is recorded. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. See Note 13 to the Consolidated Financial Statements.

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

     The Company's fabricated wire products, industrial wire and carbon steel rod production facilities utilize approximately 2.8 million square feet for manufacturing and office space, approximately 72% of which is located at the Company's Peoria, Illinois facility.


     The following table sets forth the location, size and general product types produced for each of the Company's steel and wire facilities, all of which are owned by the Company.

                                                    Approximate
                                                        Size
     Facility Name             Location            (Square Feet)              Products Produced
Keystone Steel & Wire       Peoria, IL             2,012,000        Fabricated wire products, industrial wire,
                                                                    carbon steel rod
Sherman Wire                Sherman, TX              299,000        Fabricated wire products and industrial
                                                                    wire
Engineered Wire Products    Upper Sandusky, OH     83,000           Fabricated wire products
Keystone Fasteners          Springdale, AR            76,000        Fabricated wire products
Sherman Wire of Caldwell    Caldwell, TX              73,000        Fabricated wire products and industrial
                                                                    wire
Fox Valley Steel & Wire     Hortonville, WI           74,000        Fabricated wire products and industrial
                                                                    wire


     The Company believes that all of its facilities are well maintained and satisfactory for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in various legal proceedings. Information required by this Item is included in Notes 13 and 15 to the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Keystone's common stock is listed and traded on the New York Stock Exchange (symbol: KES). The number of holders of record of the Company's common stock as of March 17, 1999 was 1,682. The following table sets forth the high and low closing sales prices of the Company's common stock for the calendar years indicated, according to published sources.

                                                         High         Low

1998
  First quarter                                        $12.38       $11.06
  Second quarter                                        12.44        11.00
  Third quarter                                         12.94         7.06
  Fourth quarter                                         8.13         6.63

1997
  First quarter                                        $ 9.75       $ 8.00
  Second quarter                                        10.88         8.13
  Third quarter                                         15.75        10.88
  Fourth quarter                                        14.81        11.44


     The Company has not paid cash dividends on its common stock since 1977. In connection with the acquisition of DeSoto, the Company issued $3,500,000 of 8% preferred stock to the former preferred stockholders of DeSoto. Quarterly dividends in the amount of $70,000 on these preferred shares were payable in December, March, June and September of each year. In July 1998, in connection with the exercise of warrants to purchase 447,900 shares of Keystone common stock, the Company redeemed all of the outstanding preferred stock. Keystone paid quarterly dividends on these preferred shares amounting to $70,000, $280,000 and $157,000 in 1996, 1997 and 1998, respectively. In addition, in October 1996, DeSoto paid $1,600,000 of dividend arrearages on the preferred shares outstanding prior to the acquisition by Keystone. The Company is subject to certain covenants under its commercial revolving credit facilities and the indenture related to its Senior Secured Notes that restrict its ability to pay dividends, including a prohibition against the payment of dividends on its common stock without lender consent.


ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Item 7 -- "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

                                                                    Years ended December 31,
                                                  1994            1995            1996           1997             1998

                                              (In thousands, except ratios and per share and
                                                             per ton amounts)
Statement of Operations Data:
  Net sales                                   $364,435       $345,657           $331,175      $354,073        $370,022
  Cost of goods sold                           327,453        312,909            298,268       316,599         339,625

  Gross profit                                  36,982         32,748             32,907        37,474          30,397
  Selling expenses                               5,101          4,367              3,855         4,628           6,042
  General and administrative
    expenses                                    20,675         17,185             22,779        17,918          19,139
  Operating income                              12,908         11,141             10,662        23,292          13,033
  Interest expense (credit) (1)                 (1,165)         3,385              3,741         7,612          10,460

  Income before income taxes                  $ 12,389       $  8,078           $  4,240      $ 16,909        $  5,006
  Provision for income taxes                     4,828          3,191              1,656         4,541           1,095

  Net income                                  $  7,561       $  4,887           $  2,584      $ 12,368        $  3,911


  Net income available for common
    shares (2)                                $  7,561       $  4,887           $  2,514      $ 12,088        $  3,754

 Basic net income available for
    common shares per share                   $    1.36       $     .87        $     .38     $   1.30        $    .41
 Diluted net income available
    for common shares per share               $    1.35       $     .86        $     .38     $   1.28        $    .40

  Weighted average common and common
    equivalent shares outstanding:
    Basic                                        5,577          5,633              6,554         9,271           9,544
    Diluted                                      5,601          5,654              6,560         9,435           9,669
Other Financial Data:
  Cash contributions to defined benefit
    pension plans                             $ 20,069       $ 18,702           $  9,664      $   -           $    -
  Capital expenditures                          12,742         18,208             18,992        26,294          64,541
  Depreciation and amortization                 11,585         11,961             12,425        12,815          20,140

Other Operating Data:
  Product shipments (in tons):
    Fabricated wire products                       267            242                222           225             327
    Industrial wire                                168            164                159           175             170
    Carbon steel rod                               316            287                307           297             212

      Total                                        751            693                688           697             709

  Average selling prices(per ton):
    Fabricated wire products                  $    690       $    707           $    716      $    710        $    662
    Industrial wire                                479            492                478           478             476
    Carbon steel rod                               313            322                298           317             288

    Steel and wire products in total               484            497                475           484             506

  Average total production cost per ton       $    437       $    452           $    430      $    437       $     464
  Average scrap purchase cost per ton              125            128                125             122           110

                                                                   As of December 31,
                                             1994           1995            1996            1997           1998

                                                                     (In thousands)
Balance Sheet Data:
  Working capital (deficit) (3)         $  2,529       $ (6,861)       $(15,907)       $ 52,684        $    555
  Property, plant and equipment, net      81,147         86,436          92,608         112,754         156,100
  Total assets                           205,601        198,822         302,368         374,131         405,857
  Total debt                              26,054         29,945          51,780         106,844         131,764
  Redeemable preferred stock                -              -              3,500           3,500            -
  Stockholders' equity (deficit)         (40,579)       (37,493)         31,170          44,211          53,077

<F1>

(1)  During 1993, the Company accrued approximately $4.0 million for the estimated cost of interest as a result of an unfavorable U.
     S. Supreme Court decision related to the Company's 1983 and 1984 contributions of certain real property to its pension plans.
     In 1994, pursuant to the terms of an agreement with the Internal Revenue Service, the interest due was reduced to approximately
     $100,000 and, as such, the Company recorded a reduction of approximately $3.9 million in the previously accrued interest.
<F2>
(2)  Includes dividends on preferred stock of $70,000, $280,000 and $157,000 in 1996, 1997 and 1998, respectively.
<F3>
(3)  Working capital (deficit) represents current assets minus current liabilities.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company believes it is a leading manufacturer of fabricated wire products, industrial wire and carbon steel rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets and believes it is the second largest manufacturer of fabricated wire products and industrial wire in the United States based on tons produced (497,000 in 1998). The Company's operations benefit from vertical integration as the Company's mini-mill supplies carbon steel rod produced from scrap steel to its downstream fabricated wire products and industrial wire operations. These downstream fabrication operations accounted for 80% of 1998 net sales. The Company's fabricated wire products typically yield higher and less volatile gross margins compared to rod. Management believes that Keystone's fabricated wire businesses insulate it better than other rod producers from the effects of rod imports and new domestic rod production capacity. Moreover, the Company's rod production costs have historically been below the market price for rod providing a significant cost advantage over wire producers who purchase rod as a raw material.

     During 1997, the Company commenced a $75 million capital improvements plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency. As of December 31, 1998, the Company has completed substantially all of the $75 million planned capital improvements. The principal components of the Company's capital improvements plan include reconfiguring its electric arc furnace, replacing the caster and upgrading its wire and rod mills. As a result of these capital improvements, beginning in 1999, the Company expects to increase its annual billet production capacity to 1 million tons from 655,000 tons. Although Keystone's new billet production capacity is 1 million tons, the Company is limited by its current Illinois Environmental Protection Agency construction permit to annual billet production of 820,000 tons. Keystone has applied for modifications to its permits to allow production of the 1 million ton capacity. The Company's steel making operations, together with billet purchases of 67,000 tons and 38,000 tons in 1997 and 1998, respectively, provided 732,000 tons and 679,000 tons of billets in 1997 and 1998, respectively. The current estimated annual production capacity of the Company's rod mill is 750,000 tons. The lower billet production and purchase volumes in 1998, resulted in rod production decreasing 7% from 719,000 tons (96% of estimated capacity) in 1997 to 670,000 tons (89% of estimated capacity). Despite the recent increases to billet production capacity to 1 million tons, the Company's rod production is constrained by the rod mill capacity of 750,000 tons. The Company anticipates any excess billet production will be sold externally. The Company's estimated current fabricated wire products and industrial wire production capacity is 604,000 tons. Utilization of the Company's annual fabricated wire products and industrial wire production capacity aggregated 78% in 1996, 82% in 1997 and 85% in 1998.

     In November 1994, the Company entered into a joint venture agreement and formed Engineered Wire Products, Inc. ("EWP"). The Company had a 20% equity interest in EWP. In December 1997, Keystone purchased the 80% of EWP not already owned by the Company (the "EWP Acquisition"). As part of the joint venture agreement, the Company supplied EWP with the majority of its rod requirements. EWP then converted the rod to fabricated wire products which were primarily used in the concrete pipe and road construction businesses. During 1996 and 1997, the Company shipped 33,000 tons and 41,000 tons, respectively, of rod to EWP. As a result of the acquisition of EWP, the Company was able to convert its lower-margin rod sales to EWP, into higher-margin fabricated wire product sales. This change in product mix between 1997 and 1998 resulted in a decline in overall fabricated wire product selling prices as EWP's fabricated wire products sell for lower prices than do Keystone's other fabricated wire products.

     The Company's profitability is dependent in large part on its ability to utilize effectively its production capacity, which is affected by the availability of raw material, plant efficiency and other production factors and to control its manufacturing costs, which are comprised primarily of raw materials, energy and labor costs. The Company's primary raw material is scrap steel. The price of scrap steel is highly volatile and scrap steel prices are affected by periodic shortages, freight costs, weather and other conditions largely beyond the control of the Company. Scrap prices can vary widely from period to period. Although the average per ton price paid for scrap by the Company was relatively constant during 1996 and 1997 ($125 and $122, respectively), it was $110 in 1998. The Company's product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of large increases in scrap prices.

     The Company believes certain competitors may increase their rod production capacity in the next few years, which could adversely affect rod pricing generally and increase competition among rod manufacturers.

     The Company consumes a significant amount of energy in its manufacturing operations and, accordingly, its profitability can also be adversely affected by the volatility in the price of coal, oil and natural gas resulting in increased energy, transportation, freight, scrap and supply costs. The Company purchases electrical energy for its Peoria, Illinois facility from a regulated utility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power to the Company's manufacturing facilities during periods of peak demand. The utility has in the past, and may in the future, refuse or interrupt service to the Company resulting in decreased production and increased costs associated with the related downtime. During the 1998 second quarter, Keystone entered into a new service contract with the electric utility at the Company's Peoria facility. The new contract requires Keystone to pay higher rates during months with high demands. Overall, the new contract is expected to increase Keystone's energy costs approximately $2 million per year, as compared to the prior contract.

     Beginning with the acquisition of DeSoto, Inc. in September 1996, and through January 1999, the Company was also engaged in the manufacture and packaging of household cleaning products through its Joliet division. In January 1999, the Company sold the Joliet division. As the operations of Joliet were insignificant when compared to the consolidated operations of the Company, Joliet's results of operations are not separately addressed in the discussion that follows.

     In February 1999, Keystone formed Garden Zone, LLC, a new marketing and distribution company to supply wire products, wire fencing and wood and plastic products to the consumer lawn and garden market. The new company was established as a joint venture between Keystone and two unrelated entities with Keystone owning 51% of the joint venture.

     The statements in this Annual Report on Form 10-K relating to matters that are not historical facts including, but not limited to, statements found in Item 1 - "Business" and Item 3 - "Legal Proceedings", and in this Item 7 - "Management's Discussion And Analysis Of Financial Condition And Results Of Operations", are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward looking statements include, but are not limited to, cost of raw materials, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation and possible future litigation, and possible disruptions of normal business activity from Year 2000 issues as discussed in this Annual Report, including, without limitation, the sections referenced above.

RESULTS OF OPERATIONS

     The following table sets forth the Company's production and sales volume data for the periods indicated.

                                                Years Ended December 31,
                                                1996        1997      1998
                                                  (In thousands of tons)
Production volume:
  Billets:
    Produced                                    654        665        640
    Purchased                                    46         67         38
  Carbon steel rod                              694        719        670

Sales volume:
  Fabricated wire products                      222        225        327
  Industrial wire                               159        175        170
  Carbon steel rod                              307        297        212

                                                688        697        709


     The following table sets forth the components of the Company's net sales for the periods indicated.

                                                   Years Ended December 31,
                                                   1996       1997       1998
                                                         (In millions)
Fabricated wire products                        $159.2       $159.9    $216.6
Industrial wire                                   75.8         83.8      81.0
Carbon steel rod                                  91.8         94.0      61.1
Household cleaning products and other              4.4         16.4      11.3


                                                $331.2       $354.1    $370.0


     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                                   Years Ended December 31,
                                                   1996       1997      1998
Net sales                                         100.0%     100.0%    100.0%
Cost of goods sold                                 90.1       89.4      91.8
Gross profit                                        9.9       10.6       8.2
Selling expenses                                    1.2        1.3       1.6
General and administrative expense                  6.9        5.1       5.2
Overfunded defined benefit pension credit           (.3)      (1.8)     (2.6)

Income before income taxes                          1.3%       4.8%      1.4%
Provision for income taxes                            .5       1.3        .3

Net income                                            .8%      3.5%      1.1%


Year ended December 31, 1998 compared to year ended December 31, 1997

     Net sales increased 4.5% in 1998 from 1997. During 1998, fabricated wire products represented 59% of net sales as compared to 45% in 1997; industrial wire declined to 22% of net sales in 1998 as compared to 24% in 1997; and carbon steel rod comprised 17% of 1998 net sales as compared to 27% in 1997. The primary reason for the change in product mix was the EWP Acquisition in December 1997. Keystone supplied EWP with the majority of EWP's rod requirements prior to the acquisition. As a result of the EWP Acquisition those sales are now reflected as sales of fabricated wire products.

     Fabricated wire products selling prices declined 7% while shipments increased 45% in 1998 as compared to 1997. The primary reason for the decline in fabricated wire product selling prices during 1998 was the EWP Acquisition. EWP's fabricated wire products sell for lower overall prices than do the remainder of the Company's fabricated wire products. Industrial wire prices remained relatively level in 1998 as compared to 1997 prices while shipments declined 3%. Carbon steel rod selling prices declined 9% during 1998 as compared to 1997 while shipments declined 28%. The decline in rod shipments to external customers was due primarily to the EWP Acquisition and an increase in low cost imported rod during 1998.

     Gross profit declined approximately 19% to $30.4 million in 1998 from $37.5 million in 1997. Gross margin declined to 8.2% from 10.6% in 1997 as higher production costs more than offset higher overall selling prices and lower scrap costs, the Company's primary raw material. The higher production costs were due primarily to a new electrical supply contract at the Company's facility in Peoria, Illinois, unplanned equipment outages during the 1998 first quarter, power interruptions during the 1998 second quarter and increased costs associated with the start-up of the Company's capital projects that were completed during the third and fourth quarters of 1998. The Company believes these start-up issues will be resolved during the first half of 1999 and the new equipment will be achieving the expected production cost savings by the start of the 1999 third quarter. During 1998, the Company purchased 716,000 tons of scrap at an average price of $110 per ton as compared to 1997 purchases of 697,000 tons at an average price of $122 per ton. The Company purchased 38,000 tons of billets in 1998 at an average price of $196 per ton as compared to 67,000 tons of billets in 1997 at an average price of $238 per ton.

     Selling expenses increased 31% to $6.0 million in 1998 from $4.6 million in 1997, but remained relatively constant as a percentage of net sales.

     General and administrative expenses increased 7% to $19.1 million in 1998 as compared to $17.9 million in 1997, but remained relatively constant as a percentage of net sales.

     During 1998, Keystone recorded a non-cash pension credit of $9.4 million as compared to approximately $6.3 million in 1997. The Company currently estimates, for financial reporting purposes, that it will recognize a non-cash pension credit of approximately $10 million in 1999 and, does not anticipate cash contributions for defined benefit pension plan fundings will be required in 1999. However, future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases in pension expense or credit and future funding requirements. See Note 7 to the Consolidated Financial Statements.

     At December 31, 1998, the Company's financial statements reflected total accrued liabilities of $15.3 million to cover estimated remediation costs arising from environmental issues. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. See Note 13 to the Consolidated Financial Statements.

     On August 7, 1997 the Company issued $100 million of 9 5/8% Senior Secured Notes (the "Senior Notes"). As such, interest expense in 1998 was significantly higher than 1997. Average borrowings by the Company under its revolving credit facilities, term loans and the Senior Notes amounted to approximately $110.8 million in 1998 as compared to $32.8 million in 1997. During 1998, the average interest rate paid by the Company under these debt agreements was 9.6% per annum as compared to 9.4% in 1997. The Company used $52.4 million of the net proceeds from the issuance of the Senior Notes to repay borrowings under the Company's revolving credit facility and to retire amounts outstanding under the Company's term loan.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 5 to the Consolidated Financial Statements. The Company's deferred tax position at December 31, 1998 is also explained in Note 5 to the Consolidated Financial Statements and in "-- Liquidity and Capital Resources." The effective tax rates in 1998 and 1997 were 21.9% and 26.9%, respectively.

     As a result of the items discussed above, net income during 1998 declined to $3.9 million from $12.4 million in 1997 and decreased as a percentage of sales to 1.1% from 3.5%.

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

     The DeSoto acquisition in September 1996 included the simultaneous merger of the Company's and DeSoto's defined benefit pension plans and as a result, pension expense charged to cost of goods sold in 1997 was nil as compared to 1996 when the Company charged pension expense of approximately $3.7 million to cost of goods sold. During 1997, the Company recorded a non-cash pension credit of approximately $6.3 million.

     Selling expenses increased 20% to $4.6 million in 1997 from $3.9 million in 1996 but remained relatively constant as a percentage of net sales.

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

     Interest expense in 1997 was higher than 1996 due principally to higher average borrowing levels and higher average interest rates as a primary result of the issuance of the Senior Notes. Both the Company's revolving credit facility and term Loan bore interest at 1% over the prime rate. Average borrowings by the Company under its revolving credit facility and term Loan approximated $32.8 million in 1997 as compared to $40.2 million in 1996. During 1997, the average interest rate paid by the Company under its revolving credit facility and term Loan was 9.4% per annum as compared to 9.3% in 1996.

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

OUTLOOK FOR 1999

     The Company's $75 million capital improvements plan was substantially completed in 1998, and management believes the company will begin achieving the desired cost savings from this equipment by the start of the 1999 third quarter. In addition, management believes scrap costs will continue to remain low and carbon steel rod demand will improve as import prices level off. As such, although the Company will incur some carryover production issues relative to the start-up of the new equipment that will negatively impact the 1999 first quarter and may result in a net loss, management expects the Company to be profitable for calendar 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had working capital of $555,000, including $1.3 million of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facilities of $28.6 million. The amount of available borrowings under these revolving credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Under the terms of the indenture related to the Senior Secured Notes, the Company's ability to borrow in excess of $25 million under its $55 million revolving credit facility is dependent upon maintenance of a consolidated cash flow ratio (as defined in the indenture) of at least 2.5 to 1 for the most recently completed four fiscal quarters. Unused credit available for additional borrowings under Keystone's $55 million revolving credit facility, which expires December 31, 1999, and EWP's $6 million revolving credit facility, which expires June 30, 2000, were $25.5 million and $1.4 million, respectively, at December 31, 1998. All of which could be borrowed under the terms of the Indenture. The Company's $55 million revolving credit facility requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility.

     During 1998, the Company's operating activities provided approximately $16.8 million of cash, compared to $11.5 million of cash provided by operating activities in 1997. Despite the lower earnings in 1998 as compared to 1997, cash flow from operations increased in 1998 compared to 1997 due to relative
changes in the levels of assets and liabilities.   During the third quarter of
1997, DeSoto received approximately $4.7 million from one of its insurers in exchange for releasing the insurer from coverage for certain years of environmental related liabilities. Such amount is included in the Company's self insurance accruals at December 31, 1997 and 1998. Immediately following the DeSoto acquisition in 1996, Keystone was obligated to, and did, cause DeSoto to pay certain of DeSoto's trade creditors (the "Trade Credit Group") 80% of the balance of the trade payables then due to the Trade Credit Group. The remaining 20% of the balance ($1.4 million) due to the Trade Credit Group, plus interest at 8%, was paid by DeSoto in February 1997.

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

     In February 1998, the Company purchased certain agricultural fencing product manufacturing equipment and related inventory from Insteel Industries, Inc. ("Insteel"), for approximately $13 million. Keystone also incurred capital costs of approximately $6 million to relocate and integrate such equipment into its manufacturing facilities. As part of the agreement with Insteel, Keystone also acquired Insteel's former customer list and certain other records and Insteel agreed not to compete with Keystone in the North American agricultural fencing products business for a period of five years.

     During 1998, the Company made capital expenditures of approximately $64.5 million primarily related to upgrades of production equipment at its facility in Peoria, Illinois and the Insteel equipment purchase. During 1997, the Company commenced a three year, $75 million capital improvement plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency. The principal components of the Company's capital improvements plan include reconfiguring its electric arc furnace, replacing the caster and upgrading its wire and rod mills. Keystone completed the installation of the new caster in the third quarter of 1998. Capital expenditures for 1999 are currently estimated to be approximately $28 million and are related primarily to upgrades of, as well as additional, production equipment. These capital expenditures will be funded using available cash and borrowing availability under the Company's revolving credit facilities.

     At December 31, 1998, the Company's financial statements reflected accrued liabilities of $15.3 million for estimated remediation costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

     In February 1999, Keystone formed Garden Zone, LLC, a new marketing and distribution company to supply wire products, wire fencing and wood and plastic products to the consumer lawn and garden market. The new company was established as a joint venture between Keystone and two unrelated entities with Keystone owning 51% of the joint venture. The Company does not anticipate any significant capital expenditures will be required to fund or operate this joint venture.

     In January 1999, the Company's pension plan, which owned the real property associated with the operation and the Company, sold the Joliet division for aggregate consideration of approximately $1.1 million in cash and $1.4 million in notes.

     The Company does not expect to be required to make contributions to the pension plan during 1999. Future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases to pension expense or credit and funding requirements in future periods. See Note 7 to the Consolidated Financial Statements.

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

     Management believes the cash flows from operations together with available cash and the funds available under its revolving credit facilities will provide sufficient funds to fund the anticipated needs of its operations and capital improvements for the year ending December 31, 1999. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, working capital requirements, interest rates, repayments of long-term debt, capital expenditures, and available borrowings under its revolving credit facility. However, liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes, the inability to negotiate a satisfactory collective bargaining agreement to replace the expiring agreement at the Company's Peoria facility, any significant increases in the cost of providing medical coverage to active and retired employees could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end-user markets or market share, the inability to maintain satisfactory billet and rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing. See Notes 13 and 15 to the Consolidated Financial Statements.

YEAR 2000 ISSUE

     As a result of certain computer programs being written using two digits rather than four to define the applicable year, any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. Such failures could materially and adversely effect the Company's results of operations, liquidity and financial condition.

     The Company is in the process of taking an inventory of its information systems to determine the modifications to existing software and new software required to mitigate any Year 2000 Issues. The Company's evaluation includes information systems infrastructure, financial and administrative systems, process control and manufacturing operating systems as well as significant vendors and customers. The Company expects this inventory will be completed during the 1999 first quarter. Because the majority of Keystone's significant information systems have recently been installed or updated, many of the Company's systems and related software are already year 2000 compliant.

     Keystone is utilizing both internal and external sources to reprogram or replace and test its software and the Company expects to have its evaluation completed by the end of the first quarter of 1999 and required modifications completed prior to December 31, 1999.

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

     Keystone relys on third parties for raw materials, utilities, transportation and other key services. In addition, the Company is dependent upon its customers for cash flow. The Company has initiated formal communications with its suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to eliminate their own Year 2000 Issues. Notwithstanding the Company's efforts, the ability of the Company to affect the Year 2000 Issues preparedness of such customers and suppliers is limited. Keystone presently expects to complete these third party communications during the 1999 second quarter and will at that time begin developing contingency plans for potential non-compliance by these third parties. Year 2000 Issues that adversely impact these third parties could also effect the operations of the Company. There can be no assurance the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

    Although not anticipated, the most reasonably likely worst-case scenario of failure by the Company or its key suppliers or customers to become year 2000 compliant would be short-term slowdown or cessation of manufacturing operations at one or more facilities and a short-term inability on the part of the Company to process orders and billings in a timely manner, and to deliver product to customers.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to changes in interest rates relates primarily to long-term debt obligations. At December 31, 1998, 97% of the Company's long-term debt was comprised of 9.6% average fixed rate instruments, which minimize earnings volatility related to interest expense. Keystone does not currently participate in interest rate-related derivative financial instruments.


     The table below presents principal amounts and related weighted-average interest rates by maturity date for the Company's long-term debt obligations.

                                               CONTRACTED MATURITY DATE                            FAIR VALUE

                          1999     2000    2001     2002    2003     Thereafter     Total       DECEMBER 31, 1998

                                                              ($IN THOUSANDS)
Fixed-rate debt -
  Principal amount      $   749    $735   $526    $154     $ -      $100,000      $102,164     $97,574

  Weighted-average
    interest rate        8.0%      7.9%   8.0%    8.1%     - %         9.6%         9.6%

Variable-rate debt-
  Principal amount      $29,163    $437   $ -     $ -      $ -      $    -        $ 29,600     $29,600

  Weighted-average
    interest rate        8.6%      7.5%   - %     - %      - %        - %           8.6%


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

  4.3 -- Indenture dated as of August 7, 1997 relating to the Registrant's 9 5/8% Senior Secured Notes due 2007 (Incorporated by reference to
         Exhibit 4.1 to the Registrant's Form 8-K filed September 4, 1997.)
 10.1 -- Intercorporate Services Agreement with Contran Corporation dated as of January 1, 1998.

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

 10.8*-- Keystone Consolidated Industries, Inc. 1992 Incentive Compensation
         Plan. (Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (Registration No. 33-63086)).

 10.9*-- Keystone Consolidated Industries, Inc. 1992 Non-Employee Director
         Stock Option Plan. (Incorporated by reference to Exhibit 99.2 to Registrant's Registration Statement on Form S-8 (Registration No. 33-63086)).

 10.10*--Keystone Consolidated Industries, Inc. 1997 Long-Term Incentive Plan.
         (Incorporated by reference to Appendix A to Registrant's Schedule 14A filed April 25, 1997).

 10.11*--Amendment to the Keystone Consolidated Industries, Inc. 1997 Long-Term
         Incentive Plan. (Incorporated by reference to Registrant's Schedule 14A filed April 24, 1998.)

 21   -- Subsidiaries of the Company.

 23.1 -- Consent of PricewaterhouseCoopers LLP

 23.2 -- Consent of PricewaterhouseCoopers LLP

 27   -- Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

*Management contract, compensatory plan or agreement.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated March __, 1999, thereunto duly authorized.


                                       KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                       (Registrant)

                                   /s/ GLENN R. SIMMONS


                                   Glenn R. Simmons
                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and dated as of March __, 1999 by the following persons on behalf of the registrant and in the capacities indicated:


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

  /s/ WILLIAM SPIER                    /s/ BERT E. DOWNING, JR.
      William Spier                        Bert E. Downing, Jr.
        Director                           Corporate Controller and
                                           Principal Accounting Officer

            KEYSTONE CONSOLIDATED INDUSTRIES, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(A) AND 14(D)

  INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


FINANCIAL STATEMENTS                                                  PAGE

  Report of Independent Accountants.................................... F-2

  Consolidated Balance Sheets -- December 31, 1997 and 1998........ F-3/F-4

  Consolidated Statements of Operations -- Years ended December 31,
    1996, 1997 and 1998................................................ F-5

  Consolidated Statements of Comprehensive Income - Years ended
    December 31, 1996, 1997 and 1998................................... F-6

  Consolidated Statements of Redeemable Preferred Stock and Common
    Stockholders' Equity (Deficit) -- Years ended
    December 31, 1996, 1997 and 1998................................... F-7

  Consolidated Statements of Cash Flows -- Years ended December 31,
    1996, 1997 and 1998............................................ F-8/F-9

  Notes to Consolidated Financial Statements..................... F-10/F-35

FINANCIAL STATEMENT SCHEDULE
  Schedule II -- Valuation and Qualifying Accounts .....................S-1

     Schedules I, III and IV are omitted because they are not applicable.




                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Keystone Consolidated Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Keystone Consolidated Industries, Inc. and Subsidiaries at December 31, 1997 and 1998, and the results of their operations and comprehensive income and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                        PricewaterhouseCoopers LLP

March 5, 1999
Dallas, Texas

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1998
                       (In thousands, except share data)

              ASSETS                                      1997       1998

Current assets:
  Cash and cash equivalents                            $ 22,622   $   -
  Notes and accounts receivable, net of allowances
    of $2,941 and $4,915                                 37,841     36,786
  Inventories                                            53,930     52,239
  Deferred income taxes                                  18,869     18,985
  Prepaid expenses and other                              1,175      3,916


      Total current assets                              134,437    111,926


Property, plant and equipment:
  Land, buildings and improvements                       49,153     50,637
  Machinery and equipment                               237,234    299,165
  Construction in progress                                7,496      4,880

                                                        293,883    354,682
Less accumulated depreciation                           181,129    198,582


      Net property, plant and equipment                 112,754    156,100


Other assets:
  Restricted investments                                  7,694      8,624
  Prepaid pension cost                                  111,072    120,516
  Deferred financing costs                                3,795      3,493
  Goodwill                                                1,229      1,115
  Other                                                   3,150      4,083
      Total other assets                                126,940    137,831


                                                       $374,131   $405,857


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 1997 and 1998
                       (In thousands, except share data)

        LIABILITIES, REDEEMABLE PREFERRED STOCK
               AND STOCKHOLDERS' EQUITY
                                                          1997       1998

Current liabilities:
  Notes payable and current maturities of
    long-term debt                                     $  3,789   $ 29,912
  Accounts payable                                       29,679     34,002
  Accrued OPEB cost                                       8,415     10,000
  Other accrued liabilities                              39,870     37,457


      Total current liabilities                          81,753    111,371


Noncurrent liabilities:
  Long-term debt                                        103,055    101,852
  Accrued OPEB cost                                     101,370     99,047
  Deferred income taxes                                   2,963      6,162
  Negative goodwill                                      25,421     24,065
  Other                                                  11,858     10,283


      Total noncurrent liabilities                      244,667    241,409


Redeemable preferred stock, no par value; 500,000
  shares authorized; 435,456 and nil shares issued
                                                          3,500       -


Stockholders' equity:
  Common stock, $1 par value, 12,000,000 shares
    authorized; 9,300,267 and 9,838,629 shares issued
    at stated value                                      10,029     10,569
  Additional paid-in capital                             47,191     51,763
  Accumulated deficit                                   (12,997)    (9,243)
  Treasury stock - 1,134 shares, at cost                    (12)       (12)


      Total stockholders' equity                         44,211     53,077

                                                       $374,131   $405,857


Commitments and contingencies (Notes 13, 14 and 15).


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1996, 1997 and 1998
                     (In thousands, except per share data)

                                               1996       1997       1998
Revenues and other income:
  Net sales                                 $331,175   $354,073   $370,022
  Interest                                        50      1,218        594
  Other, net                                     539      2,053        212


                                             331,764    357,344    370,828


Costs and expenses:
  Cost of goods sold                         298,268    316,599    339,625
  Selling                                      3,855      4,628      6,042
  General and administrative                  22,779     17,918     19,139
  Overfunded defined benefit pension credit   (1,119)    (6,322)    (9,444)
  Interest                                     3,741      7,612     10,460


                                             327,524    340,435    365,822


      Income before income taxes               4,240     16,909      5,006

Provision for income taxes                     1,656      4,541      1,095


      Net income                               2,584     12,368      3,911

Dividends on preferred stock                      70        280        157


  Net income available for common shares    $  2,514   $ 12,088   $  3,754

Net income per share available for common shares:

    Basic                                   $    .38   $   1.30    $    .41
    Diluted                                 $    .38   $   1.28    $    .40

Weighted average common and common
  equivalent shares outstanding:
    Basic                                      6,554      9,271      9,544
    Diluted                                    6,560      9,435      9,669



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 1996, 1997 and 1998
                                 (In thousands)

                                                1996        1997        1998
Net income                                    $2,584     $12,368      $3,911

Other comprehensive income -
  Net pension liabilities adjustment:
    Pre-tax amount                             5,826        -           -
    Less income tax provision                  2,272        -           -


    Total other comprehensive income           3,554        -           -


      Comprehensive income                    $6,138     $12,368      $3,911


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                   AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 1996, 1997 and 1998
                                 (In thousands)

                                           Common stockholders' equity (deficit)

                                Redeemable                         Additional
                                 preferred     Common Stock          paid-in
                                   stock    Shares     Amount        capital

Balance - December 31,1995       $  -        5,638     $6,362        $20,013

Net income                          -         -          -              -
Other comprehensive income          -         -          -              -
Issuance of stock - DeSoto         5,100     3,500      3,500         25,813
 acquisition
Issuance of stock- other            -           52         58            521
Preferred dividends declared          70      -          -              -
Preferred dividends paid          (1,670)     -          -              -
Merger of pension plans, net        -         -          -              -


Balance December 31, 1996          3,500     9,190      9,920         46,347

Net income                          -         -          -              -
Issuance of stock                   -          109        109            844
Preferred dividends declared         280      -          -              -
Preferred dividends paid            (280)     -          -              -


Balance December 31, 1997          3,500     9,299     10,029         47,191

Net income                          -         -          -              -
Exercise of warrants and
 redemption of preferred stock,
 net                              (3,500)      448        448          3,753

Issuance of stock - other           -           92         92            819
Preferred dividends declared         157      -          -              -
Preferred dividends paid            (157)     -          -              -


Balance - December 31, 1998      $  -        9,839    $10,569        $51,763



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
             AND COMMON STOCKHOLDERS' EQUITY (DEFICIT) (continued)

                  Years ended December 31, 1996, 1997 and 1998
                                 (In thousands)

                                        Common Stockholders' Equity
                            Accumulated
                               other
                           comprehensive                            Total common
                         income - pension                          stockholders'
                            liabilities                                equity
                             adjustment                              (deficit)
                                           Accumulated   Treasury
                                            (deficit)      Stock


Balance -
December 31,1995           $(36,257)       $(27,599)      $ (12)    $(37,493)

Net income                     -              2,584         -          2,584
Other comprehensive
  income                      3,554            -            -          3,554
Issuance of stock -
 DeSoto acquisition            -               -            -         29,313
Issuance of stock- other       -               -            -            579
Preferred dividends
 declared                      -                (70)        -            (70)
Preferred dividends paid       -               -            -           -
Merger of pension plans,
 net                         32,703            -            -         32,703


Balance December 31, 1996      -            (25,085)        (12)      31,170

Net income                     -             12,368         -         12,368
Issuance of stock              -               -            -            953
Preferred dividends
 declared                      -               (280)        -           (280)
Preferred dividends paid       -               -            -           -


Balance December 31, 1997      -            (12,997)        (12)      44,211

Net income                     -              3,911         -          3,911
Exercise of warrants and
 redemption of preferred
 stock, net                    -               -            -          4,201
Issuance of stock - other      -               -            -            911
Preferred dividends
 declared                      -               (157)        -           (157)
Preferred dividends paid       -               -            -           -


Balance -
December 31, 1998

                           $   -           $ (9,243)      $ (12)     $53,077


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1996, 1997 and 1998
                                 (In thousands)

                                                 1996      1997       1998
Cash flows from operating activities:
  Net income                                 $  2,584   $ 12,368   $  3,911
  Depreciation and amortization                12,425     12,815     20,140
  Amortization of deferred financing costs        181        455        509
  Deferred income taxes                        (1,249)     1,573      3,078
  Other, net                                      974      2,425      1,571
  Change in assets and liabilities:
    Notes and accounts receivable              (2,209)    (1,978)    (2,027)
    Inventories                                  (102)    (9,671)     1,691
    Accounts payable                           (3,873)    (6,455)     4,323
    Pensions                                   (5,991)    (6,322)    (9,444)
    Other, net                                 (2,700)     6,249     (6,947)


      Net cash provided by operating
        activities
                                                   40     11,459     16,805

Cash flows from investing activities:
  Capital expenditures                        (18,992)   (26,294)   (64,541)
  Acquisition of businesses                    (1,008)   (11,285)      -
  Proceeds from disposition of property
    and equipment                                  29      2,720         11
  Other, net                                      168        212       (448)


      Net cash used by investing activities   (19,803)   (34,647)   (64,978)


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1996, 1997 and 1998
                                 (In thousands)

                                                 1996      1997       1998
Cash flows from financing activities:
  Revolving credit facilities, net           $ 16,534   $(31,095)  $ 26,110
  Other notes payable and long-term debt:
    Additions                                   9,495    100,294         95
    Principal payments                         (4,194)   (19,535)    (1,285)
  Preferred stock dividend payments            (1,670)      (280)      (157)
  Deferred financing costs paid                  (425)    (3,918)      (207)
  Common stock issued, net                         23        344        995


    Net cash provided by financing
       activities
                                               19,763     45,810     25,551


Net change in cash and cash equivalents          -        22,622    (22,622)

Cash and cash equivalents, beginning of year     -          -        22,622
Cash and cash equivalents, end of year       $   -      $ 22,622   $   -

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized      $  4,058   $  4,068   $ 10,903
    Income taxes                                2,210      4,253        217
  Common stock contributed to employee
    benefit plan                             $    522   $    578   $    617

Business combination:
  Net assets consolidated:
    Noncash assets                           $ 99,663   $ 22,321   $   -
    Liabilities                               (37,109)    (9,500)      -
    Goodwill                                     -         1,229       -
    Negative goodwill                         (27,133)      -          -

                                               35,421     14,050       -
  Redeemable preferred stock issued,
    including accumulated dividends            (5,100)      -          -
  Common stock issued                         (29,313)      -          -
  Recorded equity in joint venture               -        (2,765)      -


  Cash paid                                  $  1,008   $ 11,285   $   -


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") is 50% owned by Contran Corporation ("Contran") and entities affiliated with Contran. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or by Mr. Simmons directly. The Company may be deemed to be controlled by Contran and Mr. Simmons.

     Principles of consolidation and management's estimates. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 1998 presentation.

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

     Fiscal year. The Company's fiscal year is 52 or 53 weeks and ends on the last Sunday in December. Each of fiscal 1996, 1997 and 1998 were 52-week years.

     Net sales.  Sales are recorded when products are shipped.

     Property, plant, equipment and depreciation. Property, plant and equipment are stated at cost. Interest cost capitalized in 1996, 1997 and 1998 amounted to $419,000, $483,000 and $878,000, respectively. Repairs, maintenance and minor renewals are expensed as incurred. Improvements which substantially increase an asset's capacity or alter its capabilities are capitalized.

     Depreciation is computed using principally the straight-line method over the estimated useful lives of 10 to 30 years for buildings and improvements and three to 12 years for machinery and equipment. Depreciation expense amounted to $12,501,000, $14,434,000 and $20,849,000 during the years ended December 31,
1996, 1997 and 1998, respectively.

     Investment in joint venture. Prior to December 23, 1997, the Company had a 20% interest in a joint venture, Engineered Wire Products, Inc. ("EWP"), and accounted for the investment by the equity method. Differences between the cost of the investment and the Company's pro rata share of EWP's separately-reported net assets, if any, were allocated among the assets and liabilities of the joint venture based upon estimated relative fair values. Earnings from the joint venture, which were not material, were recorded in other income. On December 23, 1997, Keystone acquired the 80% ownership interest of the joint venture not already owned by the Company. Subsequent to this acquisition, the former joint venture became a wholly-owned subsidiary of Keystone and, as such, is consolidated in Keystone's financial statements . See also Notes 2, 12 and 16.

     Retirement plans and post-retirement benefits other than pensions. Accounting and funding policies for retirement plans and post retirement benefits other than pensions ("OPEB") are described in Note 7.

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

     Advertising costs. Advertising costs, expensed as incurred, were $.6 million in 1996, $.7 million in 1997 and $1.1 million in 1998.

     Income per share. Basic income per share is based upon the weighted average number of common shares actually outstanding during each year. Diluted income per share includes the impact of outstanding dilutive stock options and warrants. The weighted average number of shares of outstanding stock options and warrants which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive approximated 191,000, 171,000 and 163,000 in 1996, 1997 and 1998, respectively.

     Deferred financing costs. Deferred financing costs relate primarily to the issuance of the Company's 9 5/8% Senior Secured Notes (the "Senior Notes") and are amortized by the straight-line method over 10 years (term of the Senior Notes). Deferred financing costs are stated net of accumulated amortization of $455,000 and $964,000 at December 31, 1997 and 1998, respectively. Amortization of deferred financing costs in 1996, 1997 and 1998 amounted to $181,000, $455,000 and $509,000, respectively.

     Goodwill. Goodwill, representing the excess of cost over the fair value of individual net assets acquired in the December 1997 EWP acquisition, is amortized by the straight-line method over 10 years (remaining life of 9 years at December 31, 1998) and is stated net of accumulated amortization of approximately $113,000 at December 31, 1998. Amortization of goodwill in 1998 amounted to $113,000.

     Negative goodwill. Negative goodwill, representing the excess of fair value over cost of individual net assets acquired in the 1996 acquisition of DeSoto, Inc., ("DeSoto"), is amortized by the straight-line method over 20 years (remaining life of 17.75 years at December 31, 1998) and is stated net of accumulated amortization of approximately $1,695,000 and $3,051,000 at December 31, 1997 and 1998, respectively. Amortization of negative goodwill in 1996, 1997 and 1998 amounted to $76,000, $1,619,000 and $1,356,000, respectively.

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

NOTE 2 - ACQUISITIONS

     DeSoto. On September 27, 1996, the stockholders of Keystone and DeSoto approved the merger of the two companies (the "DeSoto Acquisition"), in which DeSoto became a wholly-owned subsidiary of Keystone. Keystone issued approximately 3.5 million shares of its common stock (approximately $29.3 million at the $8.375 per share market price on September 27, 1996) and 435,456 shares of Keystone preferred stock ($3.5 million redemption value beginning on July 21, 1997) in exchange for all of the outstanding common stock and preferred stock, respectively, of DeSoto. Each DeSoto common stockholder received .7465 of a share of Keystone common stock for each share of DeSoto common stock. Additionally, Keystone was obligated to immediately pay to the holders of DeSoto preferred stock approximately $1.6 million in accumulated, unpaid dividends, which amounts were also paid. See Note 9.

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

     Keystone accounted for the DeSoto Acquisition by the purchase method of accounting and, accordingly, DeSoto's results of operations and cash flows are included in the Company's consolidated financial statements subsequent to the DeSoto Acquisition. The purchase price has been allocated to the individual assets acquired and liabilities assumed of DeSoto based upon estimated fair values.
     EWP. In November 1994, the Company entered into a Joint Venture Agreement with an unrelated party and formed EWP, a manufacturer and distributor of wire mesh for the concrete pipe and road construction business, which previously operated as a division of Price Brothers Company ("PBC") of Dayton, Ohio. The Company obtained a 20% interest in EWP, in exchange for contributions of $1 million in cash and equipment in 1994 and $1 million in cash and inventory in 1995. In connection with the Joint Venture Agreement, the Company also entered into a Shareholders' Agreement which gave the Company the exclusive option to acquire the remaining 80% interest in EWP at fair market value for a period of five years. On December 23, 1997, Keystone acquired the remaining 80% of EWP (the "EWP Acquisition") and EWP became a wholly-owned subsidiary of Keystone. Keystone paid $11.2 million in cash to acquire PBC's 80% interest in the joint venture using available funds on hand.

     Keystone accounted for the step acquisition of EWP by the purchase method of accounting and, accordingly, EWP is consolidated in Keystone's financial statements subsequent to this acquisition. The purchase price has been allocated to the individual assets acquired and liabilities assumed of EWP based upon estimated fair values.

NOTE 3 - INVENTORIES

     Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 78% and 76% of the inventories held at December 31, 1997 and 1998, respectively. The first-in, first-out or average cost methods are used to determine the cost of all other inventories.

                                                             December 31,
                                                            1997     1998
                                                           (In thousands)
Raw materials:
  Steel and wire products                                $17,609   $17,400
  Household cleaning products                                854       650
                                                          18,463    18,050
Work in process -
  Steel and wire products                                 15,475     8,642

Finished products:
  Steel and wire products                                 16,707    12,797
  Household cleaning products                                150       249
                                                          16,857    13,046

Supplies -
  Steel and wire products                                 16,290    16,894
                                                          67,085    56,632

Less LIFO reserve:
  Steel and wire products                                 13,096     4,334
  Household cleaning products                                 59        59
                                                          13,155     4,393

                                                         $53,930   $52,239


NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

                                                              December 31,
                                                            1997     1998
                                                            (In thousands)
9 5/8% Senior Secured Notes, due August 2007             $100,000  $100,000
Commercial credit agreements:
  Revolving credit facility - Keystone                       -       24,580
  Revolving credit facility - EWP                           2,471     4,000
  Term loan - EWP                                           1,603     1,020
Other                                                       2,770     2,164

                                                          106,844   131,764
  Less current maturities                                   3,789    29,912

                                                         $103,055  $101,852


     The Senior Notes are due in August 2007 and are collateralized by a second priority lien on substantially all of the existing and future fixed assets of the Company.

     The Senior Notes were issued pursuant to an indenture (the "Indenture") which, among other things, provides for optional redemptions, mandatory redemptions and certain covenants, including provisions that, among others things, limit the ability of the Company to sell capital stock of subsidiaries, enter into sale and leaseback transactions and transactions with affiliates, create new liens and incur additional debt. In addition, under the terms of the Indenture, the Company's ability to borrow in excess of $25 million under the Company's $55 million revolving credit facility is dependent upon maintenance of a Consolidated Cash Flow Ratio (as defined in the Indenture) of at least 2.5 to 1 for the most recently completed four fiscal quarters. The Indenture also limits the ability of the Company to pay dividends or make other restricted payments, as defined.

     The Company's $55 million revolving credit facility (the "Keystone Revolver") is collateralized primarily by the Company's trade receivables and inventories, bears interest at 1% over the prime rate and matures December 31, 1999. The effective interest rate was 9.5% and 8.75% at December 31, 1997 and 1998, respectively. The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit (approximately $.6 million at December 31, 1998). At December 31, 1998, unused credit available for additional borrowings under this credit facility were $25.5 million, all of which could be borrowed under the terms of the Indenture. The Keystone Revolver requires the Company's daily cash receipts to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances when there is a balance outstanding on the Keystone Revolver. The Keystone Revolver contains restrictive covenants, including certain minimum working capital and net worth requirements and a prohibition against the payment of dividends on Keystone common stock without lender consent.

     In April 1998, EWP renewed its $6 million revolving credit agreement (the "EWP Revolver"). The EWP Revolver expires in June 2000. Prior to April 1998, the EWP Revolver bore interest at the prime rate or Federal Funds rate, as defined in the agreement, plus .75% (9.25% at December 31, 1997). Under the terms of the renewal, EWP has the option to borrow under the EWP Revolver at either the prime rate or LIBOR plus 2.25% depending on the term of the borrowings. At December 31, 1998, all borrowings under the EWP Revolver bore interest at 8.1%. EWP's term loan is due June 30, 2000 and is payable in quarterly installments of $145,750 plus accrued interest. At December 31, 1998, unused credit available for additional borrowings under this credit facility were $1.4 million, all of which could be borrowed under the terms of the Indenture. Prior to April 1998, interest on the term loan was payable at the prime rate or Federal Funds rate, as defined in the credit agreement, plus 1% (9.5% at December 31, 1997). Subsequent to April 1998, EWP's term note accrues interest at LIBOR plus 2.25% (7.5% at December 31, 1998). EWP's inventories, accounts receivable and property, plant and equipment are collateralized under the EWP Revolver and EWP's term loan. These agreements contain covenants with respect to working capital, additional borrowings, payment of dividends and certain other matters.

     Excluding the Senior Notes, substantially all of the Company's notes payable and long-term debt reprice with changes in interest rates. The aggregate fair value of the Senior Notes, based on quoted market prices at December 31, 1998, approximated $95.4 million. The book value of all other indebtedness is deemed to approximate market value.

     The aggregate maturities of notes payable and long-term debt are shown in the table below.

Year ending December 31,                                           Amount
                                                               (In thousands)
1999                                                            $ 29,912
2000                                                               1,172
2001                                                                 526
2002                                                                 154
2003                                                                -
2004 and thereafter                                              100,000

                                                                $131,764


     At December 31, 1998, total collateralized obligations, including deferred pension contributions (see Note 7), amounted to $134.2 million.



NOTE 5 - INCOME TAXES

     Summarized below are (i) the differences between the provision for income taxes and the amounts that would be expected using the U. S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision for income taxes.

                                                      Years ended December 31,

                                                      1996     1997      1998
                                                          (In thousands)
Expected tax expense, at statutory rate            $ 1,484   $ 5,918  $ 1,752
U.S. state income taxes, net                            11       253      280
Amortization of negative goodwill                     -         (567)    (475)
Settlement of income tax audit                        -       (1,500)    -
Other, net                                             161       437     (462)


  Provision for income taxes charged to
    results of operations                            1,656     4,541    1,095
Stockholders' equity - pension component             2,272      -        -

  Comprehensive provision for income taxes         $ 3,928   $ 4,541  $ 1,095

Comprehensive provision for income taxes:
  Currently payable (refundable):
    U.S. federal                                   $ 5,428   $ 5,536  $(1,883)
    U.S. state                                         788       384     (100)
    Benefit of loss carry forwards                     (23)     (841)    -
    Alternative minimum tax credits                 (3,288)   (2,111)    -


      Net currently payable                          2,905     2,968   (1,983)
  Deferred income taxes, net                         1,023     1,573    3,078


                                                   $ 3,928   $ 4,541  $ 1,095


     The Company was subject to the regular U.S. federal statutory income tax rate of 35%, during 1996, 1997 and 1998, but during 1996 utilized alternative minimum tax credit carry forwards to reduce its current federal income tax payable. At December 31, 1998, the Company had approximately $1.3 million of alternative minimum tax credit carry forwards which have no expiration date.

     The components of the net deferred tax asset are summarized below.

                                                                                 December 31,

                                                                    1997                 1998

                                                                Assets    Liabilities     Assets     Liabilities

                                                                       (In thousands)
Tax effect of temporary differences relating to:
  Inventories                                                $  1,779      $   -        $  2,542     $   -
  Property and equipment                                         -           (5,382)        -          (4,452)
  Prepaid pension                                                -          (43,285)        -         (47,001)
  Accrued OPEB cost                                            42,854          -          42,530         -
  Accrued liabilities and other deductible
   differences                                                 15,740          -          14,641         -
  Other taxable differences                                      -           (7,500)        -          (6,707)
  Net operating loss carryforwards                              9,955          -           9,937         -
  Alternative minimum tax credit carryforwards                  1,745          -           1,333         -


    Gross deferred tax assets (liabilities)                    72,073       (56,167)      70,983      (58,160)
Reclassification, principally netting by tax
 jurisdiction                                                 (53,204)       53,204      (51,998)      51,998


    Net deferred tax asset (liability)                         18,869        (2,963)      18,985       (6,162)
Less current deferred tax asset                                18,869          -          18,985         -


    Noncurrent deferred tax asset (liability)                 $  -          $(2,963)    $   -        $ (6,162)


     As a result of the DeSoto Acquisition, at December 31, 1998, the Company has pre-acquisition net operating loss carryforwards generated by DeSoto which are approximately $24.7 million and which expire from 2003 through 2010. These net operating loss carryforwards can be used to reduce the future taxable income of the Company, subject to certain statutorially-imposed limitations. A nominal amount of the acquired net operating loss carryforward was utilized in 1996 subsequent to the DeSoto Acquisition and $2.4 million was used in 1997.

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

NOTE 6 - STOCK OPTIONS, WARRANTS AND STOCK APPRECIATION RIGHTS PLAN

     In 1997, the Company adopted its 1997 Long-Term Incentive Plan (the "1997 Plan"). Under the 1997 Plan, the Company may make awards that include, but need not be limited to, one or more of the following types: stock options, SARs, restricted stock, performance grants and any other type of award deemed consistent with the purposes of the plan. Subject to certain adjustments, an aggregate of not more than 500,000 shares of the Company's common stock may be issued under the 1997 Plan. Stock options granted under the 1997 Plan may include options that qualify as incentive stock options as well as options which are not so qualified. Incentive stock options are granted at a price not less than 100%, or in certain instances, 110% of a fair market value of such stock on the date of the grant. Stock options granted under the 1997 Plan may be exercised over a period of ten, or in certain instances, five years. The vesting period, exercise price, length of period during which awards can be exercised, and restriction periods of all awards are determined by the Incentive Compensation Committee of the Board of Directors.

     During 1997, the Company granted all remaining options available under the Company's 1992 Option Plan. At December 31, 1998, there were 268,066 options outstanding under this plan. Also during 1997, the Company terminated its 1992 Non-Employee Director Stock Option Plan (the "Director Plan"). At December 31, 1998, there were 22,000 options outstanding under this plan.

     Prior to the DeSoto Acquisition, DeSoto granted stock options to certain employees, consultants, and non-employee directors under a DeSoto stock plan adopted in 1992 (the "DeSoto Options"). Upon consummation of the DeSoto Acquisition, each then outstanding DeSoto Option was assumed by Keystone and converted into an option to acquire that number of shares of Keystone Common Stock equal to the number of shares of DeSoto Common Stock subject to such DeSoto Option multiplied by .7465 (the "Exchange Ratio"). The exercise price of such DeSoto Options was also adjusted by dividing such exercise price by the Exchange Ratio. The Keystone options exchanged for the former DeSoto options expired in September 1998. Also effective with the DeSoto Acquisition, the former DeSoto 1992 stock plan was terminated.

     Changes in outstanding options, including options outstanding under the former 1992 Option Plan, the Director Plan and 15,000 options outstanding under another plan which was terminated in a prior year, all pursuant to which no further grants can be made are summarized in the table below.

                                                   Price per     Amount payable
                                                     share       upon exercise
                                        Options

Outstanding at December 31, 1995         95,400   $8.75-$15.81    $1,028,725

  Granted                               185,000    8.13- 11.00     1,517,500
  Assumed in DeSoto acquisition         147,062    5.86- 13.56     1,351,519
  Exercised                              (3,733)          6.20       (23,130)
  Canceled                              (18,733)   8.75- 15.81      (234,980)


Outstanding at December 31, 1996        404,996    5.86- 13.56     3,639,634

  Granted                               167,000    8.13- 13.94     1,613,625
  Exercised                             (35,235)   9.71- 10.50      (343,778)
  Canceled                               (5,000)         10.75       (53,750)


Outstanding at December 31, 1997        531,761    5.86- 13.94     4,855,731

  Exercised                             (39,061)   5.86- 10.50      (280,483)
  Canceled                              (90,634)   6.36- 13.94      (921,524)

Outstanding at December 31, 1998        402,066   $8.13-$13.94    $3,653,724


     The following table summarizes weighted average information about fixed stock options outstanding at December 31, 1998.

                        Outstanding                         Exercisable
                           Weighted Average                  Weighted Average
  Range of                Remaining                        Remaining
  Exercise               Contractual Exercise             Contractual   Exercise
   Prices      Options      Life      Price      Options     Life       Price

$ 8.13-$11.25  347,066    7.2 years    $ 8.37    213,520   6.9 years    $ 8.46
$12.86-$13.94   55,000    6.6          $13.59     31,550   5.0          $13.34

               402,066    7.1          $ 9.09    245,070   6.7          $ 9.09



     At December 31, 1998, options to purchase 245,070 shares were exercisable (none at prices lower than the December 31, 1998 quoted market price of $8.13 per share) and options to purchase an additional 108,926 shares will become exercisable in 1999. At December 31, 1998, an aggregate of 403,000 shares were available for future grants under the 1997 Plan.

     Prior to the DeSoto Acquisition, DeSoto had granted warrants to the holders of DeSoto preferred stock to purchase 1,200,000 shares of DeSoto common stock at an exercise price of $7.00 per share. In connection with the DeSoto acquisition, warrants to purchase 600,000 shares were terminated and the remaining 600,000 warrants were converted to warrants to purchase 447,900 shares of Keystone common stock at an exercise price of $9.38 per share. The warrants were exercised by the warrantholders in July 1998.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options granted subsequent to 1994 in accordance with the fair value based accounting method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for options granted in 1996 and 1997.

                                                   Years ended December 31,
                                                     1996            1997

Risk-free interest rate                               6.7%           6.7%
Dividend yield                                        -              -
Volatility factor                                      .44            .44
Weighted average expected life                     10 years        10 years

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income available for common shares and primary net income available for common shares per common and common equivalent share were as follows:

                                                   Years ended December 31,
                                                  1996       1997       1998
                                                   (In thousands except per
                                                        share amounts)
Net income available for common shares -
  as reported                                   $2,514    $12,088    $3,754
Net income available for common shares -
  pro forma                                     $2,448    $11,752    $3,343
Basic net income available for common
  shares per common and common equivalent
  share - as reported                           $  .38    $  1.30     $  .41
Basic net income available for common
  shares per common and common equivalent
  share - pro forma                             $  .37    $  1.26     $  .37
Weighted average fair value per share of
  options granted during the year               $ 5.41    $  6.37     $  -


NOTE 7 - PENSIONS AND OTHER POST RETIREMENT BENEFITS PLANS

     Keystone sponsors several pension plans and other post retirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31,:

                                                        Pension Benefits                   Other Benefits
                                                      1997              1998             1997              1998
                                                                           (In thousands)
Change in benefit obligation:
  Benefit obligation at beginning of year           $281,915          $296,159         $ 99,533         $108,395
  Service cost                                         2,368             2,798            1,304            1,477
  Interest cost                                       20,229            20,177            7,395            7,111
  Plan participants' contributions                      -                 -                 727              758
  Actuarial loss                                      12,627            15,928            7,791            3,442
  Acquisition                                            535              -                -                -
  Benefits paid                                      (21,515)          (22,548)          (8,355)          (9,741)


  Benefit obligation at end of year                  296,159           312,514          108,395          111,442


Change in plan assets:
  Fair value of plan assets at beginning
    of year                                          328,783           358,150             -                -
  Actual return on plan assets                        50,324            17,633             -                -
  Acquisition                                            558              -                -                -
  Company contributions                                 -                 -               7,628            8,983
  Plan participants' contributions                      -                 -                 727              758
  Benefits paid                                      (21,515)          (22,548)          (8,355)          (9,741)


  Fair value of plan assets at end of year           358,150           353,235             -                -


Funded status                                         61,991            40,721         (108,395)        (111,442)
Unrecognized net loss                                 44,319            76,786            2,818            6,260
Unrecognized prior service credit                       -                 -              (4,208)          (3,865)
Unrecognized net obligation                            4,762             3,009             -                -


Prepaid (accrued) benefit cost                       111,072           120,516         (109,785)        (109,047)

Less current portion                                    -                 -              (8,415)         (10,000)


Noncurrent portion                                  $111,072          $120,516        $(101,370)        $(99,047)


     The assumptions used in the measurement of the Company's benefit obligations at December 31, are shown in the following table:

                                              Pension Benefits                            Other Benefits
                                       1996          1997          1998          1996          1997          1998
Discount rate                        7.5%          7.0%          6.5%            7.5%          7.0%          6.5%
Expected return on plan assets      10.0%         10.0%         10.0%             -             -             -
Rate of compensation increase        3.0%          3.0%          3.0%             -             -             -


     For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5% in 2006 and remain at that level thereafter.

     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31,:

                                                  Pension Benefits                        Other Benefits
                                           1996        1997        1998        1996         1997        1998
                                                                      (In thousands)
Service cost                             $ 2,214    $  2,368    $  2,798      $1,189      $1,304       $1,477
Interest cost                             15,258      20,229      20,177       6,967       7,395        7,111
Expected return on plan assets           (17,717)    (31,807)    (34,729)       -           -            -
Amortization of unrecognized:
  Net obligation of January 1, 1987        1,810       1,810       1,810        -           -            -
  Prior service cost                          (4)         (4)         (4)       (343)       (343)        (343)
  Net loss (gains)                         2,113       1,082         504           9         (29)        -


Net periodic benefit cost (credit)        $3,674    $ (6,322)   $ (9,444)     $7,822      $8,327       $8,245


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

     Pension benefits are based on a combination of stated percentages of each employee's wages and the methods of calculating benefits under each of the former plans remain unchanged as a result of the plan merger. At December 31, 1998, approximately 97% of the Plan's assets were invested in a collective investment trust (the "Collective Trust") formed by Valhi, Inc. ("Valhi"), a majority-owned subsidiary of Contran, to permit the collective investment by trusts which implement employee benefit plans maintained by Contran, Valhi and related companies, including the Company. The remainder of the Plan's assets at December 31, 1998 were invested in United States Treasury Notes, corporate bonds and notes, investment partnerships, time deposits, commercial paper, certain real estate leased by the Company, various mutual funds invested in bonds, equity and real estate, mortgages and other short-term investments. Harold C. Simmons is the sole trustee and the sole member of the Trust Investment Committee for such trust, and receives no compensation for serving in such capacities.

     As of December 31, 1998, the Collective Trust directly holds, among other things, less than one percent of the outstanding common stock of each of the Company, Valhi and Tremont Corporation (an affiliate of Contran).
     With certain exceptions, the trustee of the Collective Trust has exclusive authority to manage and control the assets of the Collective Trust. Administrators of the employee benefit plans participating through their company's master trust in the Collective Trust, however, have the authority to direct distributions and transfers of plan benefits under such participating plans. The trust investment committee of the Collective Trust has the authority to direct the trustee to establish investment funds, transfer assets between investment funds and appoint investment managers and custodians. Except as otherwise provided by law, the trustee is not responsible for the investment of any assets of the Collective Trust that are subject to the management of an investment manager.

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

     In addition, during years prior to the DeSoto Acquisition, DeSoto sold four of its real properties to its pension plan. Two of these properties are still owned by the Plan and are leased to DeSoto at December 31, 1998. These two real properties amounted to approximately 1% of the Plan's assets at December 31, 1998. In January 1999, the Plan sold one of the remaining two properties to a third party. See Note 14.

     The Company was granted funding waivers from the Internal Revenue Service ("IRS") to defer the annual pension plan contributions for the 1980, 1984 and 1985 plan years, which, in the aggregate, amounted to $31.7 million. The deferred amounts, with interest, were payable by the Company over fifteen years. At December 31, 1998, the remaining balance of such deferred contributions was approximately $2.4 million. These deferred contributions are collateralized by a lien on all of the Company's assets. Due to the merger of the pension plans, the Company will no longer be required to make these deferred contributions provided the Plan maintains a specified over-funded status.

     Keystone currently provides, in addition to pension benefits, medical and life insurance benefits for certain retirees. Under plans currently in effect, most active employees would be entitled to receive OPEB upon retirement.


     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                             Change in Health Care Cost Trend
                                              1% Increase       1% Decrease
                                                      (In thousands)
Increase (decrease):
  Effect on total of service and interest
    cost components for the year ended
  December 31, 1998                           $ 1,101          $   (913)

  Effect on postretirement benefit
    obligation at December 31, 1998           $12,387          $(10,422)


     The Company also maintains several defined contribution pension plans. Expense related to these plans was $2.2 million in 1996, $2.4 million in 1997 and $2.9 million in 1998.

NOTE 8 - OTHER ACCRUED LIABILITIES

                                                             December 31,
                                                           1997        1998
                                                            (In thousands)
Current:
  Salary, wages, vacations and other employee expenses  $12,275     $11,560
  Environmental                                           7,498       7,165
  Self insurance                                          6,605       6,950
  Interest                                                4,146       4,054
  Disposition of former facilities                        2,306       1,452
  Legal and professional                                  1,199         795
  Other                                                   5,841       5,481


                                                        $39,870     $37,457
Noncurrent:
  Environmental                                         $ 8,606     $ 8,175
  Deferred gain                                           1,987         821
  Other                                                   1,265       1,287

                                                        $11,858     $10,283


     The deferred gain relates to the sale of certain DeSoto properties to DeSoto's pension plan. See Note 14.


NOTE 9 - REDEEMABLE PREFERRED STOCK:

     In connection with the DeSoto Acquisition, Keystone issued 435,456 shares of Keystone Series A 8% Senior Preferred Stock for all of the outstanding preferred stock of DeSoto. The preferred stock could be redeemed by Keystone at any time, in whole or, from time to time, in part, at a cash redemption price equal to $8.0375 per share (an aggregate of $3.5 million) plus all accrued but unpaid dividends thereon, whether or not earned or declared (the "Liquidation Preference"). Under certain conditions, Keystone was required to redeem the preferred stock at a cash redemption price equal to the Liquidation Preference, to the maximum extent legally permissible including within ten days after the exercise of any warrants to purchase Keystone common stock by any of the warrantholders and preferred stockholders.

     In July 1998, the warrantholders exercised their warrants and Keystone redeemed all of the outstanding preferred stock at the aggregate $3.5 million redemption price. Net cash proceeds to the Company approximated $701,000.

NOTE 10 - RELATED PARTY TRANSACTIONS

     The Company  may be deemed  to be controlled  by Harold  C. Simmons (see
Note 1). Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in various transactions with related parties, including the Company. Such transactions may include, among other things, management and expense sharing arrangements, advances of funds on open account, and sales, leases and exchanges of assets. It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties. Depending upon the business, tax and other objectives then relevant, the Company may be a party to one or more such transactions in the future. See also Note 14.

     J. Walter Tucker, Jr., Vice Chairman of the Company, is a principal stockholder of Tucker & Branham, Inc., Orlando, Florida. Although the Company does not pay Mr. Tucker a salary, the Company has contracted with Tucker & Branham, Inc. for management consulting services by Mr. Tucker. Fees paid to Tucker & Branham, Inc. were $79,000 in 1996, $62,000 in 1997 and $77,000 in
1998.

     Under the terms of an Intercorporate Services Agreement with Contran, Contran and related companies perform certain management, financial and administrative services for the Company on a fee basis. Aggregate fees incurred by the Company pursuant to this agreement were $465,000 in 1996, $540,000 in 1997 and $639,000 in 1998. In addition, the Company purchased certain aircraft services from Valhi in the amount of $172,000 in 1996, $175,000 in 1997 and $160,000 in 1998.

     Certain of Keystone's property, liability and casualty insurance risks are insured or partially reinsured by a captive insurance subsidiary of Valhi. The premiums paid in connection therewith were approximately $689,000 in 1996, $127,000 in 1997 and $320,000 in 1998.


     EWI RE, Inc. ("EWI") arranges for and brokers certain of the Company's insurance policies. Parties related to Contran own 90% of the outstanding common stock of EWI, and a son-in-law of Mr. Simmons manages the operations of EWI. Consistent with insurance industry practices, EWI receives a commission from the insurance underwriters for the policies that it arranges or brokers. The Company paid an aggregate of approximately $.8 million for such policies in 1998.

NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       March 31,        June 30,     September 30,   December 31,
                                                       (In thousands, except per share data)
Year ended December 31, 1998:
  Net sales                                         $96,104         $105,919       $87,125         $80,874
  Gross profit                                        7,931           10,082          5,918           6,466
  Net income (loss)                                 $ 2,202         $  4,068       $  (707)        $(1,652)



  Net income (loss) available for common shares     $ 2,132         $  3,998       $  (724)        $(1,652)



  Basic net income (loss) available for common
   shares per common and common equivalent share    $   .23         $    .43        $  (.07)         $ (.18)



Year ended December 31, 1997:
  Net sales                                         $89,149         $103,232       $85,046         $76,646
  Gross profit                                        8,358           13,431          8,157           7,528
  Net income                                        $ 1,624         $  4,347       $ 3,699         $ 2,698

  Net income available for common shares            $ 1,554         $  4,277       $ 3,629         $ 2,628

  Basic net income available for common shares
    per common and common equivalent share          $   .17         $    .46        $   .39         $   .28


     During the fourth quarter of 1997 and 1998, Keystone recorded a charge to bad debt expense of $2.4 million and $.7 million, respectively, resulting from severe deterioration in customers' financial condition.

NOTE 12 - OPERATIONS

     Through December 31, 1998, the Company's operations are comprised of two segments; the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets and the manufacture and sale of household cleaning products. The Company's steel and wire products are distributed primarily in the Midwestern and Southwestern United States. The Company's household cleaning products are sold primarily to a single customer.

     In January 1999, the Company sold its household cleaning products division.

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

Household cleaning products   DeSoto                     Joliet, Illinois



* Unconsolidated 20% equity affiliate prior to December 23, 1997. On that date, Keystone acquired the 80% of EWP not already owned by the Company, resulting in EWP becoming a wholly-owned subsidiary of Keystone. Sales by the Company to EWP during 1996 and in 1997 prior to the EWP Acquisition amounted to $9.9 million and $12.9 million, respectively.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that pension expense for each segment is recognized and measured on the basis of estimated current service cost of each segment. The remainder of the Company's net overfunded defined benefit pension credit is included in net general corporate expenses.
In addition, amortization of goodwill and negative goodwill are included in general corporate expenses and are not allocated to each segment. General corporate expenses also includes OPEB and environmental expenses relative to facilities no longer owned by the Company. Keystone evaluates performance based on profit or loss from operations before interest and income taxes not including nonrecurring gains and losses. The Company does not engage in intersegment sales. Segment assets are comprised of all assets attributable to each reportable operating segment. Corporate assets consist principally of pension related assets, restricted investments, deferred tax assets and corporate property, plant and equipment.


     Keystone's reportable segments are strategic business units that offer different profits products and services. The segments are managed separately because each business requires different technology and marketing strategies.

                                             Steel and      Household
                                               Wire         Cleaning       Segment
                                             Products       Products        Total        Corporate        Total
Year ended December 31, 1998:

                                                                        (In thousands)
Revenues                                   $359,993      $10,029         $370,022      $   -           $370,022
Depreciation and amortization              21,317            52          21,369        (1,229)         20,140
Operating profit (loss)                    14,400        (1,367)         13,033          -             13,033
Identifiable segment assets                252,172        2,311          254,483       151,374         405,857
Capital expenditures                       64,308           217          64,525            16          64,541



Year ended December 31, 1997:


Revenues                                   $340,099      $13,974         $354,073      $   -           $354,073
Depreciation and amortization              14,296             7          14,303        (1,488)         12,815
Equity in earnings of unconsolidated
  affiliates                                 408           -               408           -               408
Operating profit                           22,446           846          23,292          -             23,292
Identifiable segment assets                210,114        2,184          212,298       161,833         374,131
Capital expenditures                       26,085           117          26,202            92          26,294


Year ended December 31, 1996:


Revenues                                   $328,656      $2,519          $331,175      $   -           $331,175
Depreciation and amortization              12,257          -             12,257           168          12,425
Equity in earnings of unconsolidated
  affiliates                                 225           -               225           -               225
Operating profit (loss)                    10,791          (129)         10,662          -             10,662
Identifiable segment assets                166,400        2,620          169,020       133,348         302,368
Capital expenditures                       18,908          -             18,908            84          18,992

                                                Years ended December 31,
                                                1996      1997       1998

                                                      (In thousands)
Operating profit                             $10,662    $23,292    $ 13,033
General corporate items:
  Interest income                                 50      1,218         594
  General income (expenses), net              (2,731)        11       1,839
Interest expense                              (3,741)    (7,612)    (10,460)


  Income before income taxes                 $ 4,240    $16,909    $  5,006



     All of the Company's assets are located in the United States. Information concerning geographic concentration of net sales based on location of customer is as follows:

                                                 Year ended December 31,
                                              1996        1997        1998

                                                     (In thousands)
United States                              $329,665    $350,850    $366,731
Canada                                        1,463       2,802       3,242
Great Britain                                    47         418          24
Other                                          -              3          25
                                           $331,175    $354,073    $370,022


NOTE 13 - ENVIRONMENTAL MATTERS

     At December 31, 1998, the Company's financial statements reflected total accrued liabilities of $15.3 million to cover estimated remedial costs arising from environmental issues, including those discussed below. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be, asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

     The Company has adopted Statement of Position 96-1, "Environmental Remediation Liabilities," ("SOP 96-1"). The impact on the Company's financial statements of adoption of SOP 96-1 in 1996 was not material.

Peoria facility

     The Company is currently involved in the closure of inactive waste disposal units at its Peoria facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992. The original closure plan provides for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. The Company recorded an estimated liability for remediation of the impoundments and waste piles based on a six phase remediation plan. The Company adjusts the recorded liability for each Phase as actual remediation costs become known. During the remediation of Phase I, which was completed in 1994, the Company discovered additional contaminated soils and recorded a charge of $3.1 million for the treatment and disposal costs related to the additional soils. During 1995, the Company began remediation of Phases II and III and completed these Phases, as well as Phase IV during 1996. During 1995, additional contaminated soils were discovered and the Company recorded a charge of $2.4 million for the remediation costs for Phases II and III. During 1996, the Company's actual remediation costs for Phase IV was greater than the recorded accrual and, the Company recorded an additional charge of $2.8 million. In addition, based on new cost estimates developed in 1996, the Company recorded an additional charge of $3.6 million (approximately $2.0 million in the fourth quarter) representing the estimated costs remaining to be incurred relating to the uncompleted phases. During 1997 and 1998 the Company did not have any significant remediation
efforts relative to Phases V and VI.   At December 31, 1998, the Company has a
$9.9 million accrual representing the estimated costs remaining to be incurred relating to the remediation efforts, exclusive of capital improvements which are not expected to be material. Pursuant to agreements with the IEPA and Illinois Attorney General's office, the Company is depositing $75,000 per quarter into a trust fund. The Company must continue these quarterly deposits and cannot withdraw funds from the trust fund until the fund balance exceeds the sum of the estimated remaining remediation costs plus $2 million. At December 31, 1997 and 1998 the trust fund had balances of $3.1 million and $3.6 million, respectively, which amounts are included in other noncurrent assets because the Company does not expect to have access to any of these funds until after 1999. At December 31, 1998, the Company is in the process of investigating a possible alternate remediation plan that could significantly reduce the remaining estimated costs to complete the remediation of this site.

"Superfund" sites - Keystone

     The Company is subject to federal and state "Superfund" legislation that imposes cleanup and remediation responsibility upon present and former owners and operators of, and persons that generated hazardous substances deposited upon, sites determined by state or federal regulators to contain hazardous substances. The Company has been notified by the United States Environmental Protection Agency ("U.S. EPA") that the Company is a potentially responsible party ("PRP") under the federal "Superfund" legislation for the alleged release or threat of release of hazardous substances into the environment at three sites. These situations involve cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. At both December 31, 1997 and 1998, the Company had accrued a total liability related to these sites of $431,000. The Company believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the three "Superfund" sites discussed below and has recorded receivables for the estimated insurance recoveries.

     In July 1991, the United States filed an action against a former division of the Company and four other PRP's in the United States District Court for the Northern District of Illinois (Civil Action No. 91C4482) seeking to recover investigation and remediation costs incurred by U.S. EPA at the Byron Salvage Yard, located in Byron, Illinois. In April 1992, Keystone filed a third-party complaint in this civil action against 15 additional parties seeking contribution in the event the Company is held liable for any response costs at the Byron site. Neither the Company nor the other designated PRPs are performing any investigation of the nature and extent of the contamination. In December 1996, Keystone, U.S. EPA and the Department of Justice entered into the Fifth Partial Consent Decree to settle Keystone's liability for EPA response costs incurred at the site through April 1994 for a payment of $690,000. Under the agreement Keystone is precluded from recovering any portion of the $690,000 settlement payment from other parties to the lawsuit. In January 1997, Keystone paid the $690,000 settlement. Keystone will remain potentially liable for EPA response costs incurred after April 30, 1994, and natural resource damage claims, if any, that may be asserted in the future. Keystone recovered a portion of the $690,000 payment from its insurer. In March 1997, U.S. EPA issued a Proposed Remedial Action Plan ("PRAP") recommending that a limited excavation of contaminated soils be performed at an estimated cost of $63,000, that a soil cover be placed over the site, an on-site groundwater pump and treat system be installed and operated for an estimated period of 15 years, and that both on-site and off-site groundwater monitoring be conducted for an indefinite period. U.S. EPA's cost estimate for the recommended plan is $5.1 million.
U.S. EPA's estimate of the highest cost alternatives evaluated but not recommended in the PRAP is approximately $6 million. The Company filed public comments on May 1, 1997, objecting to the PRAP. On March 9, 1999 U.S. EPA served the Company with a Special Notice of Liability requesting that the Company and ten other identified PRPs perform a soils remedy at the site with an estimated present value cost of $359,000, and that the PRPs reimburse U.S. EPA for its past costs of $1,075,806 ($985,001 if the PRPs commit to meet all of U.S. EPA's demands within 60 days of the special notice). U.S. EPA has further demanded that the PRPs commit to pay all of U.S. EPA's future costs at the site, which would primarily be for oversight of the implementation of the soils remedy. U.S. EPA has not yet notified the Company of any final decision concerning what, if any, groundwater remedy has been selected for the site.

     In September 1991, the Company along with 53 other PRP's, executed a consent decree to undertake the immediate removal of hazardous wastes and initiate a Remedial Investigation/Feasibility Study ("RI/FS") of the Interstate Pollution Control site located in Rockford, Illinois. The Company's percentage allocation within the group of PRP's agreeing to fund this project is currently 2.14%. However, the Company's ultimate allocation, and the ultimate costs of the RI/FS and any remedial action, are subject to change depending, for example, upon: the number and financial condition of the other participating PRPs, field conditions and sampling results, results of the risk assessment and feasibility study, additional regulatory requirements, and the success of a contribution action seeking to compel additional parties to contribute to the costs of the RI/FS and any remedial action. The project manager for the engineering firm conducting the RI/FS at the site has concluded the least expensive remedial option would be to cap the site and install and operate a soil vapor extraction system, at an estimated cost of approximately $2.6 million. The RI/FS began in 1993 and was completed in 1997. To date, no remedial decision has been made for this site. The Company's current allocated share of the estimated least expensive remedial option is $56,000.
     In August 1987, the Company was notified by U.S. EPA that it is a PRP responsible for the alleged hazardous substance contamination of a site previously owned by the Company in Cortland, New York. Four other PRPs participated in the RI/FS and a contribution action is pending against eleven additional viable companies which contributed wastes to the site. Following completion of the RI/FS, U.S. EPA published in November 1997, a PRAP for the site that recommends the excavation and disposal of contaminated soil, installation of an impervious cap over a portion of the site, placement of a surface cover over the remainder of the site and semi-annual groundwater monitoring until drinking water standards are met by natural attenuation. U.S. EPA estimates the costs of this recommended plan to be $3.1 million. The highest cost remedy evaluated by U.S. EPA but not recommended in the PRAP is estimated by U.S. EPA to have a cost of $19.8 million. In September 1998, Keystone and four other PRPs who had funded the prior remedial actions and RI/FS signed a proposed Consent Decree with U.S. EPA calling for them to be "nonperforming parties" for the implementation of a March 1998 Record of Decision. Under this proposed Consent Decree, Keystone is responsible for an unspecified share of U.S. EPA's past site costs of $686,000. The proposed Consent Decree was lodged by U.S. EPA with the District Court in February 1999, with a public comment period of at least 30 days. The Company's estimated share of the least expensive remedial option is $375,000.

DeSoto

     DeSoto is also subject to federal and state "Superfund" legislation and has been notified by U.S. EPA that it is a PRP under the federal "Superfund" legislation for the alleged release or threat of release of hazardous substances into the environment at several sites. DeSoto is also involved in remediation efforts at other non "Superfund" sites. All of these situations involve cleanup of landfills and other facilities which allegedly received hazardous substances generated by discontinued operations of DeSoto. DeSoto has a total of $6.4 million and $4.8 million accrued at December 31, 1997 and 1998, respectively, relative to these sites. Such accruals were recorded by DeSoto prior to the acquisition by Keystone. Although some insurance coverage is available to DeSoto relative to certain of these sites, DeSoto has not recorded receivables for expected insurance proceeds at December 31, 1998. During the third quarter of 1997, DeSoto received approximately $4.7 million from one of its insurers in exchange for releasing the insurer from coverage for certain years of environmental related liabilities. Such amount is included in the Company's self insurance accruals at December 31, 1997 and 1998.

     Prior to the DeSoto acquisition, DeSoto was notified by U.S. EPA that it is one of approximately 50 PRPs at the Chemical Recyclers, Inc. site in Wylie, Texas. Under a consent order with the U.S. EPA, the PRP group has performed a removal action and an investigation of soil and groundwater contamination. Such investigation revealed certain environmental contamination. It is anticipated U.S. EPA will order further remedial action, the exact extent of which is not currently known. DeSoto is paying on a non-binding interim basis, approximately 10% of the costs for this site.

     In 1984, U.S. EPA filed suit against DeSoto by amending a complaint against Midwest Solvent Recovery, Inc. et al ("Midco"). DeSoto was a defendant based upon alleged shipments to an industrial waste recycling storage and disposal operation site located in Gary, Indiana. The amended complaint sought relief under CERCLA to force the defendants to clean up the site, pay non compliance penalties and reimburse the government for past clean up costs. In June 1992, DeSoto settled its portion of the case by entering into a partial consent decree, and all but one of the eight remaining primary defendants and 93 third party defendants entered into a main consent decree. Under the terms of the partial consent decree, DeSoto agreed to pay its pro rata share (13.47%) of all costs under the main consent decree. At December 31, 1998 current estimates of total remaining remediation costs related to this site are approximately $35 million. In addition to certain amounts included in the trust fund discussed below, DeSoto also has certain funds available in other trust funds due to it under the partial consent decree. These credits can be used by DeSoto (with certain limitations) to fund its future liabilities under the partial consent decree.

     In 1995, DeSoto was notified by the Texas Natural Resource Conservation Commission ("TNRCC") that there were certain deficiencies in prior DeSoto reports to TNRCC relative to one of DeSoto's non-operating facilities located in Gainesville, Texas. DeSoto has submitted an application with the TNRCC to participate in the State Voluntary Cleanup Program. The application is pending. Potential additional remediation costs, if any are required, are presently estimated to be between $1 million to $5 million.

     In December 1991, DeSoto and approximately 600 other PRPs were named in a complaint alleging DeSoto and the PRPs generated wastes that were disposed of at a Pennsauken, New Jersey municipal landfill. The plaintiffs in the complaint were ordered by the court to show in what manner the defendants were connected to the site. The plaintiffs provided an alleged nexus indicating garbage and construction materials from DeSoto's former Pennsauken facility were disposed of at the site and such waste allegedly contained hazardous material to which DeSoto objected. The claim was dismissed without prejudice in August 1993. In 1996, DeSoto received an amended complaint containing the same allegations.
This matter is in discovery stage at December 31, 1998. DeSoto has denied any liability with regard to this matter and expects to vigorously defend the action.

     During December 1997, DeSoto entered into a agreement with U.S. EPA to settle DeSoto's alleged liability with respect to the American Chemical Site ("ACS"), a chemical recycling facility located in Griffith, Indiana for a payment of approximately $1.6 million, which was within the previously accrued balance and which was paid in 1998.

     In addition to the sites discussed above, DeSoto is allegedly involved at various other sites and in related toxic tort lawsuits which DeSoto does not currently expect to incur significant liability.

     Under the terms of a 1990 asset sale agreement, DeSoto established a $6 million trust fund to fund potential clean-up liabilities relating to the assets sold. The trust agreement expires on October 26, 2000. DeSoto has access to the trust fund for any expenses or liabilities incurred by DeSoto regarding environmental claims relating to the sites identified in the trust agreement. The trust fund is primarily invested in United States Treasury securities and is classified as a restricted investment on the balance sheet. As of December 31, 1997 and 1998, the balance in the trust fund was approximately $4.2 million and $4.5 million, respectively.

NOTE 14 - LEASE COMMITMENTS

     During years prior to the DeSoto acquisition, DeSoto completed the sale of its real properties in Joliet, Illinois, Columbus, Georgia, South Holland, Illinois and Union City, California, to a real property trust created by DeSoto's pension plan. This trust paid a total of approximately $10.6 million in cash for the properties and entered into ten-year leases of the properties to DeSoto. DeSoto's initial annual rental obligations under these leases totaled approximately $1.1 million plus insurance, taxes and maintenance. The gain on the sale of these properties is being amortized over the period of the related leases and is included in other accrued liabilities. See Note 8. The amount paid to DeSoto by the trust and DeSoto's annual rental obligation were based upon independent appraisals and approved by DeSoto's Board of Directors. Subsequent to these sale and lease-back transactions, and prior to the DeSoto acquisition, DeSoto ceased operations at its Columbus, Georgia and South Holland, Illinois locations. In addition, DeSoto sold its business in Union City, California. During 1998, the Plan sold the Columbus, Georgia and South Holland, Illinois locations. As part of the terms of the sale of the South Holland, Illinois location, DeSoto leased back the property for a period of two years. DeSoto has subleased the Union City, California location and continues to make monthly rental payments to the pension plan for the amount by which its rental obligation exceeds the subtenant's rental obligations. In January 1999, the Plan sold the Joliet location, and DeSoto was released from the lease. Annual rental obligations under this lease, included in the table below, amounted to $155,370 through August 2002.

     Payments, net of subtenant rent payments, under these leases during the period from the date of the Acquisition through December 31, 1996 and during 1997 and 1998, amounted to approximately $209,000, $832,000 and $679,000, respectively.

     In addition, the Company is obligated under certain other operating leases through 2003.

     Future commitments under these leases, net of subleases are summarized below.

                                        (In thousands)
                                     Lease       Sub
                                   commitment   rents     Net

1999                               $2,244       $263    $1,981
2000                                1,659        263     1,396
2001                                  821        247       574
2002                                  337        150       187
2003                                    6         -          6

                                   $5,067       $923    $4,144





NOTE 15 -  OTHER COMMITMENTS AND CONTINGENCIES

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

     During 1996, DeSoto and more than 60 others were named as defendants in four litigations in which the estates of four individuals who died of leukemia allege their deaths were a result of exposure to benzene during the individual's maritime careers. Subsequently, three of the four cases were dismissed. DeSoto has denied any liability and will vigorously defend the remaining action.

     The Company is also engaged in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of such proceedings is material in relation to the Company's consolidated financial position, results of operations or liquidity.

Product supply agreement

     In 1996, the Company entered into a long-term product supply agreement (the "Supply Agreement") with a vendor. The Supply Agreement provides, among other things, that the vendor will construct a plant at the Company's Peoria, Illinois facility and, after completion of the plant, provide the Company with all, subject to certain limitations, of its gaseous oxygen and nitrogen needs for a 15 year period. In addition to specifying rates to be paid by the Company, including a minimum facility fee of approximately $1.2 million per year, the Supply Agreement also specifies provisions for adjustments to the rates and term of the Supply Agreement. The vendor's plant was completed during the third quarter of 1997. Purchases made pursuant to the Supply Agreement during 1997 and 1998 amount to $391,000 and $399,000, respectively.

Concentration of credit risk

     Steel and Wire Products. The Company sells its products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail distributors primarily in the Midwestern and Southwestern regions of the United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's ten largest steel and wire customers accounted for approximately 33% of steel and wire product sales in 1996 and 1998, and 34% in 1997. These customers accounted for approximately one-third of steel and wire products notes and accounts receivable at both December 31, 1997 and 1998.
     Household cleaning products. The Company sells its household cleaning products to primarily one customer, Sears, Roebuck & Co. ("Sears"). The Company extends industry standard terms to its household cleaning products customers and, generally requires no collateral. During both the period from the DeSoto acquisition through December 31, 1996, and in 1997, sales to Sears accounted for approximately 81% of total sales related to household cleaning products. During 1998, this percentage increased to 85% of household cleaning product sales. Receivables from Sears at December 31, 1997 and 1998 amounted to approximately 91% ($1.0 million) and 76% ($1.5 million), respectively, of receivables related to sales of household cleaning products.

NOTE 16 - JOINT VENTURE

     In February 1999, Keystone formed "Garden Zone, LLC", a new marketing and distribution company to supply wire products, wire fencing and wood and plastic products to the consumer lawn and garden market. The new company was established as a joint venture between Keystone and two unrelated entities with Keystone owning 51% of the joint venture. The Company does not anticipate any significant capital expenditures will be required to fund or operate this joint venture.
                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          SCHEDULE II - VALUATION AND
                              QUALIFYING ACCOUNTS
                                 (In thousands)

                                                               Additions
                                                 Balance at    Charged to    Deductions                 Balance at
                                                  beginning    costs and       (net of                    end of
                                                  of period     expenses     recoveries)    Other (A)     period
Description

Year ended December 31, 1996:
  Allowance for doubtful accounts and
   notes receivable                               $   537        $  190         $  288      $     30       $  469

  Deferred tax asset valuation allowance        $30,000        $ -            $ -         $(30,000)      $ -


Year ended December 31, 1997:

  Allowance for doubtful accounts and
    notes receivable                            $   469        $2,513         $   61      $     20       $2,941

Year ended December 31, 1998:

  Allowance for doubtful accounts and
    notes receivable                            $ 2,941        $2,019         $   45      $   -          $4,915





(A)  Amounts relate to the acquisition of DeSoto in 1996 and EWP in 1997.