Form 10-K/A
period 1998-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1999-03-30
CIK 55604

Document identical to Form 10-K filed earlier today on March 30, 1999. Resubmitted to correct technical problems with original submission; Financial Data Schedule included in original submission combined a misspelled tag, and the signature page was undated.

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

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated March 30, 1999, thereunto duly authorized.


                                       KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                       (Registrant)

                                   /s/ GLENN R. SIMMONS


                                   Glenn R. Simmons
                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and dated as of March 30, 1999 by the following persons on behalf of the registrant and in the capacities indicated:


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