Form 10-Q
period 1999-03-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1999-05-13
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period March 31, 1999


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

               Yes   X             No _____


Number of shares of common stock outstanding at May 13, 1999:  9,926,531

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                     INDEX


                                                                 Page
                                                                Number


PART I.     FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 1998
           and March 31, 1999                                      3-4
         Consolidated Statements of Operations - Three months
           ended March 31, 1998 and 1999                             5
         Consolidated Statements of Cash Flows - Three months
           ended March 31, 1998 and 1999                             6

         Consolidated Statement of Stockholders' Equity -
           Three months ended March 31, 1999                         7
         Notes to Consolidated Financial Statements               8-13

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   14-20


PART II.    OTHER INFORMATION

  Item 1.  Legal Proceedings                                        21

  Item 6.  Exhibits and Reports on Form 8-K                         21

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                      December 31,  March 31,
                       ASSETS                             1998         1999

Current assets:
  Notes and accounts receivable                     $  36,786      $ 48,701
  Inventories                                          52,239        50,054
  Deferred income taxes                                18,985        17,948
  Prepaid expenses and other                            3,916         5,944


     Total current assets                             111,926       122,647


Property, plant and equipment                         354,682       350,826
Less accumulated depreciation                         198,582       194,815


     Net property, plant and equipment                156,100       156,011


Other assets:
  Restricted investments                                8,624         8,746
  Prepaid pension cost                                120,516       123,016
  Deferred financing costs                              3,493         3,378
  Goodwill                                              1,115         1,087
  Other                                                 4,083         4,264


     Total other assets                               137,831       140,491


                                                     $405,857      $419,149


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    December 31,   March 31,
                                                         1998         1999

Current liabilities:
  Notes payable and current maturities of
    long-term debt                                  $ 29,912      $ 50,989
  Accounts payable                                    34,002        28,885
  Accrued OPEB cost                                   10,000        10,000
  Other accrued liabilities                           37,457        34,844


      Total current liabilities                      111,371       124,718


Noncurrent liabilities:
  Long-term debt                                     101,852       101,394
  Accrued OPEB cost                                   99,047        98,705
  Deferred income taxes                                6,162         7,375
  Negative goodwill                                   24,065        23,726
  Other                                               10,283         9,780


      Total noncurrent liabilities                   241,409       240,980


Stockholders' equity:
  Common stock                                        10,569        10,656
  Additional paid-in capital                          51,763        52,398
  Accumulated deficit                                 (9,243)       (9,591)
  Treasury stock, at cost                                (12)          (12)


      Total stockholders' equity                      53,077        53,451

                                                    $405,857      $419,149



                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                           Three months ended
                                                                March 31,

                                                             1998       1999

Revenues and other income:
  Net sales                                                $96,104    $91,717
  Interest                                                     226         82
  Other, net                                                   113        121

                                                            96,443     91,920

Costs and expenses:
  Cost of goods sold                                        88,173     83,663
  Selling                                                    1,519      1,803
  General and administrative                                 3,466      6,081
  Overfunded defined benefit pension credit                 (2,308)    (2,500)
  Interest                                                   2,593      3,516

                                                            93,443     92,563


    Income (loss) before income taxes                        3,000       (643)

Provision (benefit) for income taxes                           798       (295)


    Net income (loss)                                        2,202       (348)

Dividends on preferred stock                                    70       -
  Net income (loss) available for common shares            $ 2,132    $  (348)



Net income (loss) per share available for common shares:
  Basic                                                    $   .23   $  (.04)


  Diluted                                                  $   .22   $  (.04)





Weighted average common and common equivalent shares outstanding:

  Basic                                                      9,318      9,838


  Diluted                                                    9,526      9,838




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         Three months ended
                                                             March 31,

                                                          1998       1999

Cash flows from operating activities:
  Net income (loss)                                     $  2,202  $   (348)
  Depreciation and amortization                            4,739     5,853
  Amortization of deferred financing costs                   126       130
  Deferred income taxes                                      720     2,249
  Other, net                                                  22      (443)
  Change in assets and liabilities:
    Accounts receivable                                  (15,611)  (12,436)
    Inventories                                           (1,660)    1,345
    Prepaid pension cost                                  (2,308)   (2,500)
    Accounts payable                                       5,379    (3,797)
    Other, net                                            (4,529)   (3,984)


      Net cash used by operating activities              (10,920)  (13,931)


Cash flows from investing activities:
  Capital expenditures                                   (16,185)   (6,537)
  Other, net                                                (773)     (151)


      Net cash used by investing activities              (16,958)   (6,688)


Cash flows from financing activities:
  Revolving credit facilities, net                         5,728    21,074
  Other notes payable and long-term debt:
    Additions                                               -          103
    Principal payments                                      (484)     (558)
  Common stock issued                                         82      -
  Preferred stock dividend payments                          (70)     -

      Net cash provided by financing activities            5,256    20,619


Net change in cash and cash equivalents                  (22,622)     -

Cash and cash equivalents, beginning of period            22,622      -


Cash and cash equivalents, end of period                $   -     $   -



Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized                 $  4,858  $  5,840
    Income taxes                                              77       673
  Common stock contributed to employee benefit plan     $    616  $    722

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Three months ended March 31, 1999
                                 (In thousands)

                                      Additional
                              Common    paid-in   Accumulated  Treasury
                               Stock    capital     deficit      stock     Total

Balance - December 31, 1998 $10,569    $51,763    $(9,243)     $(12)     $53,077

Net loss                       -          -          (348)       -          (348)

Issuance of common stock         87        635       -           -           722


Balance - March 31, 1999    $10,656    $52,398    $(9,591)     $(12)     $53,451


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     The consolidated balance sheet at December 31, 1998 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1999 and the consolidated statements of operations and cash flows for the interim periods ended March 31, 1998 and 1999, and the consolidated statement of stockholders' equity for the interim period ended March 31, 1999, have each been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Annual Report").

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

Note 2 - Joint ventures:

     In January 1999, Keystone and two unrelated parties formed Garden Zone LLC ("Garden Zone"), a joint venture to supply wire, wood and plastic products to the consumer lawn and garden markets. Keystone owns 51% of the joint venture and, as such, Keystone's consolidated financial statements at March 31, 1999 include the accounts of Garden Zone. Neither Keystone, or the other owners, contributed any capital or other assets to the Garden Zone joint venture, but Keystone did guarantee Garden Zone's new $4 million revolving credit agreement. See Note 5. Garden Zone commenced operations in February 1999 and through March 31, 1999 incurred a pre-tax loss of $172,000, all of which accrued to Keystone for financial reporting purposes.

     In May 1999, Keystone announced it had agreed to enter into a joint venture with Alter Peoria, Inc. ("Alter"), an unrelated entity, to operate a scrap recycling operation at Keystone's facility in Peoria, Illinois. The joint venture will be known as Alter Recycling Company, L.L.C. and Keystone's 50% interest will be owned through one of Keystone's wholly-owned subsidiaries. Keystone will contribute the property and equipment of its current Peoria scrap facility to the joint venture and Alter will contribute an equal amount of cash of approximately $400,000. Keystone does not currently anticipate it will be required to make any other contributions to fund or operate this joint venture.

Note 3 - Disposition:

     In January 1999, Keystone's wholly-owned subsidiary, DeSoto, Inc. sold its household cleaning products division. DeSoto did not record any gain or loss as a result of this sale.
Note 4 - Inventories:

     Inventories are stated at the lower of cost or market. At December 31, 1998 and March 31, 1999, the last-in, first-out ("LIFO") method was used to determine the cost of approximately three-fourths of total inventories and the first-in, first-out or average cost methods was used to determine the cost of other inventories.

                                                      December 31,  March 31,
                                                          1998        1999

                                                          (In thousands)
Raw materials:
  Steel and wire products                               $17,400     $14,520
  Household cleaning products                               650        -

                                                         18,050      14,520


Work in process -
  Steel and wire products                                 8,642       7,477


Finished products:
  Steel and wire products                                12,797      18,161
  Household cleaning products                               249        -

                                                         13,046      18,161

Supplies:

  Steel and wire products                                16,894      14,230

                                                         56,632      54,388


Less LIFO reserve:

  Steel and wire products                                 4,334       4,334
  Household cleaning products                                59        -

                                                          4,393       4,334
                                                        $52,239     $50,054


Note 5 - Notes payable and long-term debt:

                                                      December 31,  March 31,
                                                          1998         1999

                                                          (In thousands)
9 5/8% Senior Secured Notes, due August 2007         $100,000      $100,000
Commercial credit agreements:
  Revolving credit facilities:
    Keystone                                           24,580        42,601
    EWP                                                 4,000         4,766
    Garden Zone                                          -            2,287
  Term loan - EWP                                       1,020           875
Other                                                   2,164         1,854

                                                      131,764       152,383
  Less current maturities                              29,912        50,989


                                                     $101,852      $101,394



Note 6 - Income taxes:

     Summarized below are (i) the differences between the provision (benefit) for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision (benefit) for income taxes.

                                                        Three months ended
                                                             March 31,

                                                          1998         1999

                                                           (In thousands)
Expected tax expense (benefit), at statutory rate       $1,050      $  (225)
U. S. state income taxes, net                               66           19
Amortization of goodwill                                  (109)        (109)
Other, net                                                (209)          20



Comprehensive provision (benefit) for income taxes      $  798      $  (295)



Comprehensive provision (benefit) for income taxes:
  Currently payable (refundable):
    U.S. federal                                        $  401      $(2,307)
    U.S. state                                               7         (237)
    Benefit of loss carryforwards                         (201)        -
    Utilization of alternative minimum tax credits        (129)        -

      Net currently payable (refundable)                    78       (2,544)

  Deferred income taxes, net                               720        2,249


                                                        $  798      $  (295)





Note 7 - Other accrued liabilities:

                                                      December 31,  March 31,
                                                          1998         1999

                                                          (In thousands)
Current:
  Salary, wages, vacations and other
    employee expenses                                  $11,560      $10,011
  Environmental                                          7,165        7,915
  Self insurance                                         6,950        7,170
  Interest                                               4,054        1,608
  Disposition of former facilities                       1,452        1,320
  Legal and professional                                   795          771
  Other                                                  5,481        6,049


                                                       $37,457      $34,844



Noncurrent:
  Environmental                                        $ 8,175      $ 8,175
  Deferred gain                                            821          347
  Other                                                  1,287        1,258


                                                       $10,283      $ 9,780


Note 8 - Operations:

     During 1998, the Company's operations were comprised of two segments; the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets and the manufacture and sale of household cleaning products. Beginning in 1999, Keystone is also engaged in the distribution of wire, plastic and wood lawn and garden products to retailers through Garden Zone. Garden Zone's identifiable segment assets at March 31, 1999 were approximately $3.7 million. In January 1999, Keystone sold its household cleaning products division. See Note 3. At December 31, 1998, identifiable segment assets related to the household cleaning products division amounted to approximately $2.3 million.

                                                          Three months ended
                                                           1998        1999

                                                            (In thousands)
Revenues:
  Steel and wire products                                 $92,980    $89,848
  Lawn and garden products                                   -         3,029
  Household cleaning products                               3,124       -

                                                           96,104     92,877
  Elimination of intersegment revenues                       -        (1,160)


                                                          $96,104    $91,717



Income (loss) before income taxes:
  Operating profit (loss):
    Steel and wire products                                $4,579    $ 2,194
    Lawn and garden products                                 -          (156)
    Household cleaning products                                 3       -


                                                            4,582      2,038
  General corporate items:
    Interest income                                           226         82
    General income (expense), net                             785        753
  Interest expense                                         (2,593)    (3,516)


                                                          $ 3,000    $  (643)


Note 9 - Contingencies:

     At March 31, 1999, the Company's financial statements reflected accrued liabilities of $16.1 million for estimated remedial costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

     For additional information related to commitments and contingencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Annual Report.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

     Keystone is a leading manufacturer of fabricated wire products, industrial wire and carbon steel rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets. Historically, the Company has experienced greater sales and profits during the first half of the year due to the seasonality of sales in principal wire products markets, including the agricultural and construction markets.
     Beginning in 1999, Keystone is also engaged in the distribution of wire, plastic and wood lawn and garden products to retailers through its 51%-owned subsidiary Garden Zone LLC ("Garden Zone"). Garden Zone was formed as a joint venture between Keystone and two unrelated parties in January 1999. See Note 2 to the Consolidated Financial Statements.

     Prior to January 1999, Keystone was also engaged in the manufacture and distribution of household cleaning products through its wholly-owned subsidiary DeSoto, Inc. ("DeSoto"). In January 1999, DeSoto sold its household cleaning products division. See Note 3 to the Consolidated Financial Statements.

     The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts including, but not limited to, statements found in this Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations", are forward looking statements based on management's belief and assumptions using currently available information. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct. Such statements involve risks and uncertainties, including, but not limited to, cost of raw materials, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation, successful implementation of the Company's capital improvements plan, possible disruptions of normal business activity from Year 2000 issues and any possible future litigation and other risks and uncertainties as discussed in this Quarterly Report and the Annual Report, including, without limitation, the section referenced above. Should one or more of these risks materialize, or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company assumes no duty to publicly update such statements.


     The following table sets forth the Company's production and sales volume data for the periods indicated:

                                                 Three months ended March 31,

                                                     1998            1999

                                                    (In thousands of tons)
Production volume:
 Billets:
  Produced                                          171            155
  Purchased                                          -              28
 Rod                                                172            172

Sales volume:
 Fabricated wire products                            76             85
 Industrial wire                                     42             38
 Steel rod                                           64             54

                                                    182            277



     The following table sets forth the components of the Company's net sales for the periods indicated.

                                                 Three months ended March 31,

                                                         (In millions)
                                                     1998            1999

Fabricated wire products                            $52.5          $58.7
Industrial wire                                      20.5           17.6
Rod                                                  19.7           13.2
Lawn and garden products                              -              1.9
Household cleaning products                           3.1            -
Other                                                  .3             .3

                                                    $96.1          $91.7



     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                                 Three months ended March 31,

                                                     1998            1999

Net sales                                           100.0%         100.0%
Cost of goods sold                                   91.7           91.2

Gross profit                                          8.3            8.8
Selling expense                                       1.6            2.0
General and administrative expense                    3.6            6.6
Overfunded defined benefit pension credit            (2.4)          (2.7)

Income (loss) before income taxes                     3.1%           (.7)%
Provision (benefit) for income taxes                   .8            (.3)


Net income (loss)                                     2.3%           (.4)%



    Billet production during the 1999 first quarter (155,000 tons) declined from the 1998 first quarter (171,000) tons primarily due to start-up production problems related to the Company's new electric arc furnace installed in the 1998 fourth quarter. Although billet production during the 1999 first quarter declined from the 1998 first quarter, rod production in the 1999 period (172,000 tons) was comparable with the 1998 period due to Keystone purchasing 28,000 tons of billets in the 1999 period. During the 1998 period, the Company did not purchase any billets.

     Net sales of $91.7 million in the 1999 first quarter were down 5 percent from $96.1 million in the same period in 1998. The decline in sales was due to a 1% overall decrease in product per ton selling prices, coupled with a 3% decrease in sales volume. Although rod production was constant between the 1999 and 1998 periods, shipments of rod declined 15% while per ton selling prices of rod declined 21%. Industrial wire shipments during 1999 declined 9% from the 1998 quarter while per ton selling prices declined 6%. Fabricated wire product shipments increased 11% during the 1999 first quarter as compared to the 1998 first quarter while per ton selling prices increased 1%.

     Gross profit during the 1999 first quarter increased slightly to $8.1 million from $7.9 million in the 1998 first quarter as the Company's gross margin increased from 8.3% in the 1998 period to 8.8% in the 1999 first quarter. This increase in gross margin was due to lower costs for scrap steel, Keystone's primary raw material, partially offset by higher production costs associated with weather related issues and the start-up of new equipment installed at the Company's steel mini-mill in Peoria, Illinois and purchased billet costs. The Company believes it has identified the start-up problems and expects to have these problems resolved by the start of the 1999 third quarter. During the 1999 first quarter, the Company purchased 111,000 tons of scrap at an average price of $80 per ton as compared to 1998 first quarter purchases of 175,000 tons at an average price of $125 per ton. During the 1999 first quarter, Keystone purchased 28,000 tons of billets at an average price of $199 per ton, as compared to none in the 1998 first quarter.

     Selling expenses increased 19% to $1.8 million in the first quarter of 1999 from $1.5 million in the 1998 first quarter but remained relatively constant as a percentage of net sales.

     General and administrative expenses during the 1999 first quarter increased $2.6 million to $6.1 million from $3.5 million in the 1998 first quarter due primarily to higher general insurance and environmental charges, an unfavorable legal settlement of $460,000 in the 1999 first quarter and administrative expenses associated with the start-up of Garden Zone during the 1999 first quarter. In addition, the 1998 first quarter included legal fee reimbursements of $380,000.

     Interest expense in the first quarter of 1999 was higher than the first quarter of 1998 due principally to higher average borrowing levels under the Company's revolving credit facilities. Average borrowings by the Company under its revolving credit facilities, term loans and 9 5/8% Senior Secured Notes approximated $142.1 million in the first quarter of 1999 as compared to $106.2 million in the first quarter of 1998. During the first quarter of 1999, the average interest rate paid by the Company was 9.3% per annum as compared to 9.6% per annum in the first quarter of 1998.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 5 to the Consolidated Financial Statements.

     As a result of the items discussed above, the Company incurred a net loss during the first quarter of 1999 of $348,000 as compared to net income of $2.2 million in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's cash flows from operating activities are affected by the seasonality of its business as sales of certain products used in the agricultural and construction industries are typically highest during the second quarter and lowest during the fourth quarter of each year. These seasonal fluctuations impact the timing of production, sales and purchases and have typically resulted in a use of cash from operations and increases in the outstanding balance under the Company's revolving credit facilities during the first quarter of each year.

     At March 31, 1999 the Company had negative working capital of $2.1 million, including $2.1 million of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facilities of $48.9 million. The amount of available borrowings under these credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Under the terms of the indenture related to the Company's 9 5/8% Senior Secured Notes, Keystone's ability to borrow in excess of $25 million under its $55 million revolving credit facility is dependent upon maintenance of a consolidated cash flow ratio (as defined) for the most recently completed four fiscal quarters of at least 2.5 to 1. At March 31, 1999, unused credit available for borrowing under Keystone's $55 million revolving credit facility, which expires December 31, 1999, EWP's $6 million revolving credit facility, which expires June 30, 2000, and Garden Zone's $4 million revolving credit facility, which expires December 11, 1999, were $11.6 million, $.9 million, and $.9 million, respectively, at March 31, 1999, all of which could be borrowed under the terms of the indenture. Keystone's $55 million revolving credit facility requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility.

     During the first quarter of 1999, the Company's operating activities used approximately $13.9 million of cash compared to $10.9 million in the first quarter of 1998 due primarily to lower earnings.

     During 1997, the Company commenced a $75 million capital improvement plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency. Keystone substantially completed the capital improvement plan during 1998. As such, capital expenditures in the 1999 first quarter were substantially less than capital expenditures during the 1998 first quarter. During the first quarter of 1999, the Company made capital expenditures of approximately $6.5 million as compared to $16.2 million in the 1998 first quarter. Capital expenditures for 1999 are currently estimated to be approximately $28 million and are related primarily to upgrades and debottlenecking of production equipment. These capital expenditures will be funded using borrowing availability under the Company's revolving credit facilities.

     At March 31, 1999, the Company's financial statements reflected accrued liabilities of $16.1 million for estimated remediation costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

     In May 1999, Keystone announced it had agreed to enter into a joint venture with an unrelated entity to operate a scrap recycling operation at Keystone's facility in Peoria, Illinois. See Note 2 to the Consolidated Financial Statements.

     The Company incurs significant ongoing costs for plant and equipment and substantial employee medical benefits for both current and retired employees.
As such, the Company is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. As a result of this process, the Company has in the past, and may in the future, reduce controllable costs, modify product mix, acquire and dispose of businesses, restructure certain indebtedness, and raise additional equity capital. The Company will continue to evaluate the need for similar actions or other measures in the future in order to meet its obligations. The Company also routinely evaluates acquisitions of interests in, or combinations with, companies related to the Company's current businesses. The Company intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities or increasing the indebtedness of the Company. The Company's ability to incur new debt in the future is limited by the terms of the indenture related to the 9 5/8% Senior Secured Notes.

     Approximately 1,700 of the Company's employees in Peoria, Illinois are represented by the Independent Steel Workers Alliance ("ISWA"). Upon expiration of the then existing collective bargaining agreement on May 3, 1999, the Company and the ISWA entered into an extension of the agreement until May 10, 1999. On May 8, 1999, ISWA membership ratified a new three year agreement with the Company that provides for, among other things, increased wages and pension benefits for the membership.

     Management believes the cash flows from operations together with the funds available under the Company's revolving credit facilities will provide sufficient funds to fund the anticipated needs of its operations for the year ending December 31, 1999. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, working capital requirements, interest rates, repayments of long-term debt, capital expenditures, and available borrowings under the Company's revolving credit facilities. However, liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes, or any significant increases in the cost of providing medical coverage to active and retired employees could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end user markets or market share, the inability to maintain satisfactory billet and rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available.

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

     The Company is in the process of taking an inventory of its information systems to determine the modifications to existing software and new software required to mitigate any Year 2000 Issues. The Company's evaluation includes information systems infrastructure, financial and administrative systems, process control and manufacturing operating systems as well as significant vendors and customers. The Company expects this inventory will be completed during the 1999 second quarter. Because the majority of Keystone's significant information systems have recently been installed or updated, many of the Company's systems and related software are already year 2000 compliant.
     Keystone is utilizing both internal and external sources to reprogram or replace and test its software and/or hardware with imbedded chips and the Company expects to have its evaluation completed by the end of the third quarter of 1999 and required modifications completed prior to December 31, 1999.

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

     Keystone relies on third parties for raw materials, utilities, transportation and other key services. In addition, the Company is dependent upon its customers for cash flow. The Company has initiated formal communications with its suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to eliminate their own Year 2000 Issues. Notwithstanding the Company's efforts, the ability of the Company to affect the Year 2000 Issues preparedness of such customers and suppliers is limited. Keystone presently expects to complete these third party communications during the 1999 second quarter and will at that time begin developing contingency plans for potential non-compliance by these third parties. Year 2000 Issues that adversely impact these third parties could also affect the operations of the Company. There can be no assurance the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

PART II.

ITEM 1. Legal Proceedings


     Reference is made to disclosure provided under the caption "Current litigation" in Note 15 to the Consolidated Financial Statements included in the Annual Report.

ITEM 6. Exhibits and Reports on Form 8-K.


(a) The following exhibits are included herein:

    10.1*--Form of deferred compensation agreement between Registrant and certain executive officers.

    27.1 --Financial Data Schedule for the three month period ended March 31, 1999.

    * Management contract, compensation plan or agreement.

(b) Reports on Form 8-K filed during the quarter ended March 31, 1999:

     None
                              S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Keystone Consolidated Industries, Inc.

                                           (Registrant)


Date:  May 13, 1999             By /s/Harold M. Curdy

                                  Harold M. Curdy
                                  Vice President - Finance/Treasurer
                                  (Principal Financial Officer)


Date:  May 13, 1999             By /s/Bert E. Downing, Jr.

                                  Bert E. Downing, Jr.
                                  Corporate Controller
                                  (Principal Accounting Officer)