Form 10-Q
period 1999-06-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1999-08-12
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 1999


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

               Yes   X             No _____


Number of shares of common stock outstanding at August 9, 1999: 9,926,531

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                     INDEX



                                                                 Page
                                                                number


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets - December 31, 1998
           and June 30, 1999                                       3-4

          Consolidated Statements of Income - Three months
           and six months ended June 30, 1998 and 1999               5

          Consolidated Statements of Cash Flows - Six months
           ended June 30, 1998 and 1999                              6

          Consolidated Statement of Stockholders' Equity - Six
           months ended June 30, 1999                                7

          Notes to Consolidated Financial Statements              8-12

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   13-20

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                         21

  Item 4. Submission of Matters to a Vote of Security Holders       21

  Item 6. Exhibits and Reports on Form 8-K                          21
                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                      December 31,   June 30,
                       ASSETS                             1998         1999

Current assets:
  Notes and accounts receivable                        $ 36,786       $46,380
  Inventories                                            52,239        51,124
  Deferred income taxes                                  18,985        16,389
  Prepaid expenses and other                              3,916         3,897


     Total current assets                               111,926       117,790


Property, plant and equipment                           354,682       354,590
Less accumulated depreciation                           198,582       200,803


     Net property, plant and equipment                  156,100       153,787


Other assets:
  Restricted investments                                  8,624         8,912
  Prepaid pension cost                                  120,516       124,516
  Deferred financing costs                                3,493         3,263
  Goodwill                                                1,115         1,059
  Other                                                   4,083         4,030

     Total other assets                                 137,831       141,780

                                                       $405,857      $413,357


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    December 31,    June 30,
                                                         1998         1999

Current liabilities:
  Notes payable and current maturities of
    long-term debt                                  $ 29,912      $ 37,051
  Accounts payable                                    34,002        32,931
  Accrued OPEB cost                                   10,000        10,000
  Other accrued liabilities                           37,457        38,529


      Total current liabilities                      111,371       118,511

Noncurrent liabilities:
  Long-term debt                                     101,852       101,274
  Accrued OPEB cost                                   99,047        98,735
  Deferred income taxes                                6,162         5,432
  Negative goodwill                                   24,065        23,387
  Other                                               10,283         9,986


      Total noncurrent liabilities                   241,409       238,814


Minority interest                                       -              102


Stockholders' equity:
  Common stock                                        10,569        10,656
  Additional paid-in capital                          51,763        52,398
  Accumulated deficit                                 (9,243)       (7,112)
  Treasury stock, at cost                                (12)          (12)

      Total stockholders' equity                      53,077        55,930

                                                    $405,857      $413,357




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)

                                      Three months ended   Six months ended
                                           June 30,             June 30,

                                       1998        1999       1998      1999

Revenues and other income:
  Net sales                          $105,919   $105,924     $202,023  $197,641
  Interest                                 95        107          321       189
  Other, net                              315        192          428       313

                                      106,329    106,223      202,772   198,143


Costs and expenses:
  Cost of goods sold                  95,837      93,484      184,010   177,147
  Selling                              1,556       2,107        3,075     3,910
  General and administrative           3,292       5,104        6,758    11,185
  Overfunded defined benefit pension
   credit                             (2,308)     (1,500)      (4,616)   (4,000)
  Interest                             2,286       3,529        4,879     7,045

                                     100,663     102,724      194,106   195,287


   Income before income taxes          5,666       3,499        8,666     2,856

Provision for income taxes             1,598         918        2,396       623

Minority interest in after-tax
  earnings                               -           102         -          102

   Net income                          4,068       2,479        6,270     2,131

Dividends on preferred stock              70        -             140      -

    Net income available for common
     shares                          $  3,998   $  2,479     $  6,130  $  2,131


Net income per share available for
  common shares:
  Basic                              $    .43   $    .25      $    .66 $    .21

  Diluted                            $    .42   $    .25      $    .64 $    .21



Weighted average common and common
 equivalent shares outstanding:
  Basic                                 9,358      9,927         9,338    9,882

  Diluted                               9,579      9,927         9,552    9,882


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended June 30, 1998 and 1999
                                 (In thousands)

                                                         1998       1999

Cash flows from operating activities:
  Net income                                          $  6,270  $  2,131
  Depreciation and amortization                          9,775    11,865
  Amortization of deferred financing costs                 252       260
  Deferred income taxes                                  1,876     1,865
  Other, net                                                79    (2,572)
  Change in assets and liabilities:
    Accounts receivable                                (11,857)   (7,862)
    Inventories                                          4,692       275
    Prepaid pension cost                                (4,616)   (4,000)
    Accounts payable                                     3,449       249
    Other, net                                          (3,343)    1,779


      Net cash provided by operating activities          6,577     3,990


Cash flows from investing activities:
  Capital expenditures                                 (27,311)  (10,498)
  Other, net                                              (746)      (53)


      Net cash used by investing activities            (28,057)  (10,551)


Cash flows from financing activities:
  Revolving credit facilities, net                        (318)    7,124
  Other notes payable and long-term debt:
    Additions                                                3       210
    Principal payments                                    (769)     (773)
  Common stock issued                                       82      -
  Preferred stock dividend payments                       (140)     -


      Net cash provided (used) by financing activitie   (1,142)    6,561


Net change in cash and cash equivalents                (22,622)     -

Cash and cash equivalents, beginning of period          22,622      -


Cash and cash equivalents, end of period              $   -     $   -


Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized               $  5,166  $  6,808
    Income taxes (refund received)                         133      (651)
  Common stock contributed to employee benefit plan   $    616  $    722

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 1999
                                 (In thousands)

                                      Additional
                              Common    paid-in  Accumulated Treasury
                               Stock    capital     deficit    stock    Total

Balance - December 31, 1998 $10,569    $51,763    $(9,243)    $ (12)  $53,077

Net income                     -           -         2,131       -      2,131

Issuance of common stock         87        635       -          -         722


Balance - June 30, 1999     $10,656    $52,398    $(7,112)    $ (12)  $55,930


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     The consolidated balance sheet at December 31, 1998 has been condensed from the audited consolidated financial statements of Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") at that date. The consolidated balance sheet at June 30, 1999 and the consolidated statements of income and cash flows for the interim periods ended June 30, 1998 and 1999, and the consolidated statement of stockholders' equity for the interim period ended June 30, 1999, have each been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

     At June 30, 1999, Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons own approximately 49% of the Company. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee, or by Mr. Simmons directly. The Company may be deemed to be controlled by Contran and Mr. Simmons.

Note 2 - Joint ventures:

     In January 1999, Keystone and two unrelated parties formed Garden Zone LLC ("Garden Zone"), a joint venture to supply wire, wood and plastic products to the consumer lawn and garden markets. Keystone owns 51% of the joint venture and, as such, Keystone's consolidated financial statements at June 30, 1999 include the accounts of Garden Zone. Neither Keystone or the other owners contributed any capital or other assets to the Garden Zone joint venture, but Keystone did guarantee Garden Zone's new $4 million revolving credit agreement. See Note 5. Garden Zone commenced operations in February 1999 and through June 30, 1999 earned $208,000, of which $106,000 accrued to Keystone for financial reporting purposes.

     In July 1999, Keystone formed a joint venture with Alter Peoria, Inc., an unrelated entity, to operate a scrap recycling operation at Keystone's facility in Peoria, Illinois. The joint venture is known as Alter Recycling Company, L.L.C. and Keystone's 50% interest is owned through one of Keystone's wholly-owned subsidiaries, Sherman Wire Company (formerly DeSoto, Inc.). Upon formation, Keystone contributed the property and equipment of its current Peoria scrap facility (June 30, 1999 net book value of approximately $335,000) to the joint venture. Keystone does not currently anticipate it will be required to make any other contributions to fund or operate this joint venture.

Note 3 - Disposition:

     In January 1999, Keystone's wholly-owned subsidiary, DeSoto, Inc. ("DeSoto") sold its household cleaning products division. DeSoto did not record any gain or loss as a result of this sale. Subsequent to the sale, DeSoto changed its name to Sherman Wire Company.

Note 4 - Inventories:

     Inventories are stated at the lower of cost or market. At December 31, 1998 and June 30, 1999, the last-in, first-out ("LIFO") method was used to determine the cost of approximately three-fourths of total inventories and the first-in, first-out or average cost methods were used to determine the cost of other inventories.

                                                      December 31,  June 30,
                                                          1998        1999

                                                         (In thousands)
Raw materials:
  Steel and wire products                             $17,400      $16,884
  Household cleaning products                             650         -

                                                       18,050       16,884


Work in process -
  Steel and wire products                               8,642        5,591


Finished products:
  Steel and wire products                              12,797       16,115
  Lawn and garden products                               -           2,162
  Household cleaning products                             249         -

                                                       13,046       18,277

Supplies:

  Steel and wire products                              16,894       14,706

                                                       56,632       55,458


Less LIFO reserve:

  Steel and wire products                               4,334        4,334
  Household cleaning products                              59         -

                                                        4,393        4,334
                                                      $52,239      $51,124


Note 5 - Notes payable and long-term debt:

                                                      December 31,  June 30,
                                                          1998         1999

                                                          (In thousands)
9 5/8% Senior Secured Notes, due August 2007         $100,000      $100,000
Commercial credit agreements:
  Revolving credit facilities:
    Keystone                                           24,580        27,922
    EWP                                                 4,000         4,542
    Garden Zone                                          -            3,240
  Term loan - EWP                                       1,020           729
Other                                                   2,164         1,892

                                                      131,764       138,325
  Less current maturities                              29,912        37,051


                                                     $101,852      $101,274



Note 6 - Income taxes:

     Summarized below are the differences between the provision for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%.

                                                          Six months ended
                                                              June 30,

                                                          1998         1999

                                                           (In thousands)
Expected tax expense, at statutory rate                $3,033        $1,000
U. S. state income taxes, net                             198           316
Amortization of goodwill                                 (218)         (217)
Other, net                                               (617)         (476)


Provision for income taxes                             $2,396        $  623



Note 7 - Other accrued liabilities:

                                                      December 31,   June 30,
                                                          1998         1999

                                                          (In thousands)
Current:
  Employee benefits                                    $11,560      $10,714
  Environmental                                          7,165        8,662
  Self insurance                                         6,950        6,689
  Interest                                               4,054        4,048
  Disposition of former facilities                       1,452        1,227
  Legal and professional                                   795          914
  Other                                                  5,481        6,275


                                                       $37,457      $38,529



Noncurrent:
  Environmental                                        $ 8,175      $ 8,296
  Other                                                  2,108        1,690


                                                       $10,283      $ 9,986




Note 8 - Operations:

     During 1998, the Company's operations were comprised of two segments; the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets and the manufacture and sale of household cleaning products. Beginning in 1999, Keystone is also engaged in the distribution of wire, plastic and wood lawn and garden products to retailers through Garden Zone. Garden Zone's identifiable segment assets at June 30, 1999 were approximately $4.8 million. In January 1999, Keystone sold its household cleaning products division. See Note 3. At December 31, 1998, identifiable segment assets related to the household cleaning products division amounted to approximately $2.3 million.

                                                           Six months ended
                                                               June 30,
                                                           1998        1999

                                                            (In thousands)
Revenues:
  Steel and wire products                               $195,500    $189,831
  Lawn and garden products                                  -         10,319
  Household cleaning products                              6,523        -

                                                         202,023     200,150
  Elimination of intersegment revenues                      -         (2,509)


                                                        $202,023    $197,641



Income before income taxes:
  Operating profit:
    Steel and wire products                             $ 11,823    $ 10,163
    Lawn and garden products                                -            296
    Household cleaning products                               44        -

                                                          11,867      10,459
  General corporate items:
    Interest income                                          321         189
    General income (expense), net                          1,357        (747)
  Interest expense                                        (4,879)     (7,045)


                                                        $  8,666    $  2,856



Note 9 - Contingencies:

     At June 30, 1999, the Company's financial statements reflected accrued liabilities of $17.0 million for estimated remedial costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

     For additional information related to commitments and contingencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Annual Report.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

     Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") is a leading manufacturer of fabricated wire products, industrial wire and carbon steel rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets. Historically, the Company has experienced greater sales and profits during the first half of the year due to the seasonality of sales in principal wire products markets, including the agricultural and construction markets.

     Beginning in January 1999, Keystone is also engaged in the distribution of wire, plastic and wood lawn and garden products to retailers through its 51%- owned subsidiary Garden Zone LLC ("Garden Zone"), a joint venture between Keystone and two unrelated parties. See Note 2 to the Consolidated Financial Statements.

     Prior to January 1999, Keystone was also engaged in the manufacture and distribution of household cleaning products through its wholly-owned subsidiary DeSoto, Inc. ("DeSoto"). In January 1999, DeSoto sold its household cleaning products division and changed its name to Sherman Wire Company. See Note 3 to the Consolidated Financial Statements.

     The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts including, but not limited to, statements found in this "Management's Discussion And Analysis Of Financial Condition And Results Of Operations," are forward looking statements that represent management's belief and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it cannot give assurances these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements.
Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission including, but not limited to, cost of raw materials, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation, successful implementation of the Company's capital improvements plan and possible disruptions of normal business activity from Year 2000 issues. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

     The following table sets forth the Company's steel and wire products production and sales volume data for the periods indicated.

                                    Three months ended     Six months ended
                                      1998       1999       1998      1999
                                             (In thousands of tons)
Production volume:
 Billets:
  Produced                             190       174        361        328
  Purchased                             -          2         -          30
 Rod                                   179       174        351        346

Sales volume:
 Fabricated wire products               95        96        172        181
 Industrial wire                        45        40         87         78
 Steel rod                              55        57        119        111


                                       195       193        378        370



     The following table sets forth the components of the Company's net sales for the periods indicated.

                                    Three months ended     Six months ended
                                         June 30,             June 30,
                                      1998       1999       1998      1999

                                                  (In millions)
Steel and wire products:
  Fabricated wire products           $ 64.4     $65.8     $116.9     $124.6
  Industrial wire                      21.4      18.3       41.9       35.9
  Rod                                  16.3      15.4       36.0       28.6
  Other                                  .4        .5         .7         .7

                                      102.5     100.0      195.5      189.8

Lawn and garden products               -          5.9       -           7.8
Household cleaning products             3.4      -           6.5        -

                                     $105.9    $105.9     $202.0     $197.6



     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                    Three months ended     Six months ended
                                         June 30,
                                      1998       1999       1997      1998

Net sales                            100.0%    100.0%     100.0%     100.0%
Cost of goods sold                    90.5      88.3       91.1       89.6

Gross profit                           9.5      11.7        8.9       10.4
Selling expense                        1.5       2.0        1.5        2.0
General and administrative expense     3.1       4.8        3.3        5.7
Overfunded defined benefit pension
 credit                               (2.2)     (1.4)      (2.3)      (2.0)

Income before income taxes             5.3%      3.3%       4.3%       1.5%
Provision for income taxes             1.5        .9        1.2         .3
Minority interest in after-tax
  earnings                              -         .1         -          .1


Net income                             3.8%      2.3%       3.1%       1.1%




     Billet production declined in the second quarter and first six months of 1999 as compared to the same periods in 1998. As a result of this decline in billet production, the Company purchased billets which enabled the Company's rod production during the 1999 periods to decline only slightly from the 1998 production levels.

     Net sales of $105.9 million in the 1999 second quarter approximated the 1998 second quarter as net sales from the Company's lawn and garden products segment formed during the 1999 first quarter offset lower overall sales volumes and selling prices related to the Company's steel and wire products segment and the absence of revenues from the Company's household cleaning products segment sold in January 1999. Fabricated wire products and carbon steel rod sales volume increased 1% and 3%, respectively, while industrial wire sales volume declined 11%. Per ton selling prices of fabricated wire products increased 2%, while carbon steel rod and industrial wire selling prices decreased 9% and 4%, respectively. Overall steel and wire product selling prices declined 1% during the 1999 second quarter as compared to the 1998 second quarter.

     During the first half of 1999, net sales decreased 2% to $197.6 million from $202.0 million in the first half of 1998. Fabricated wire products shipments increased 5% while industrial wire and carbon steel rod shipments declined 10% and 7%, respectively, compared with 1998 levels. Per-ton selling prices of carbon steel rod and industrial wire declined 15% and 5%, respectively, while fabricated wire products per-ton selling prices increased 1%. Overall steel and wire product selling prices declined 1% during the first half of 1999 as compared to the same period in 1998.

     The 1999 second quarter gross margin percentage of 11.7% was higher than the 9.5% recorded during the comparable period in 1998 as lower costs for scrap steel, the Company's primary raw material, were partially offset by the effect of the lower sales volume and selling prices, and higher production costs associated with the start-up of new equipment installed at the Company's steel mini-mill located in Peoria, Illinois. The Company believes it has identified the start-up problems and expects to have these problems resolved and the equipment performing at the desired levels by the start of the 2000 first quarter. However, Keystone believes those problems will continue to adversely impact earnings throughout the second half of 1999. Keystone's scrap costs decreased 30% during the 1999 second quarter as compared to the same period a year ago. During the 1999 second quarter, the Company purchased 224,000 tons of scrap at an average price of $88 per ton as compared to 1998 second quarter purchases of 196,000 tons at an average price of $125 per ton. In addition, the Company recorded a $498,000 benefit during the 1999 second quarter as a result of a favorable legal settlement with an electrode vendor related to alleged price fixing.

     For the first six months of 1999, Keystone's gross margin percentage increased to 10.4% from 8.9% during the 1998 period. This increase was due primarily to lower costs for scrap steel and the favorable vendor settlement partially offset by the effect of lower sales volume and selling prices, higher production costs associated with the new equipment start-up problems and purchased billet costs. During the first six months of 1999, the Company purchased 336,000 tons of scrap at an average price of $85 per ton as compared to 1998 purchases of 371,000 tons at an average price of $125 per ton, a 32% price decline. The Company purchased 30,000 tons of billets during the first half of 1999 at an average price of $185 per ton as compared to none in the first half of 1998.

     Selling expenses increased to $2.1 million in the second quarter of 1999 from $1.6 million in the 1998 second quarter and increased to $3.9 million in the first half of 1999 from $3.1 million in the first half of 1998, primarily as a result of the higher selling expenses associated with the Company's lawn and garden products segment.

     General and administrative expenses increased to $5.1 million during the second quarter of 1999 as compared to $3.3 million during the second quarter of 1998 primarily due to higher general insurance charges in the 1999 second quarter as well as higher administrative expenses associated with the Company's lawn and garden products segment and an unfavorable legal settlement. During the first half of 1999, general and administrative expenses amounted to $11.2 million as compared to $6.8 million during the first half of 1998 primarily due to higher general insurance expense, higher costs associated with the start-up of the Company's lawn and garden products segment, unfavorable legal settlements and higher environmental charges. In addition, the 1998 first six months included a legal fee reimbursement of $380,000.

     Interest expense in the second quarter of 1999 was higher than the second quarter of 1998 due principally to higher average borrowing levels partially offset by lower interest rates. Average borrowings by the Company under its revolving credit facilities, EWP term loan and Senior Secured Notes approximated $143.6 million in the second quarter of 1999 as compared to $105.3 million in the second quarter of 1998. During the second quarter of 1999, the average interest rate paid by the Company was 9.1% per annum as compared to 9.6% per annum in the second quarter of 1998.

     Interest expense in the first half of 1999 was also higher than the first half of 1998 due principally to higher borrowing levels also partially offset by lower interest rates. Average borrowings by the Company under its revolving credit facilities, EWP term loan and Senior Secured Notes approximated $142.9 million in the first half of 1999 as compared to $105.8 million in the first half of 1998. During the first half of 1999, the average interest rate paid by the Company was 9.3% per annum as compared to 9.6% per annum in the first half of 1998.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 6 to the Consolidated Financial Statements.

     As a result of the items discussed above, net income during the second quarter of 1999 declined to $2.5 million from $ 4.1 million in the second quarter of 1998, and net income during the first half of 1999 declined to $2.1 million from $6.3 million in the first half of 1998.

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

     At June 30, 1999 the Company had negative working capital of $721,000, including $1.4 million of notes payable and current maturities of long-term debt as well as the outstanding borrowings under the Company's revolving credit facilities of $35.7 million. The amount of available borrowings under these credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Under the terms of the indenture related to the Company's 9 5/8% Senior Secured Notes, Keystone's ability to borrow in excess of $25 million under its $55 million revolving credit facility is dependent upon maintenance of a consolidated cash flow ratio (as defined) for the most recently completed four fiscal quarters of at least 2.5 to 1. At June 30, 1999, unused credit available for borrowing under Keystone's $55 million revolving credit facility, which expires December 31, 1999, EWP's $6 million revolving credit facility, which expires June 30, 2000, and Garden Zone's $4 million revolving credit facility which expires December 11, 1999 were $26.0 million, $1.5 million and $.5 million, respectively. However, the terms of the indenture prohibit Keystone from borrowing in excess of an additional $14.5 million, in the aggregate, during the third quarter of 1999. Keystone's $55 million revolving credit facility requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility.

     During the first half of 1999, the Company's operating activities provided approximately $4.0 million of cash compared to $6.6 million in the first half of 1998 principally due to lower earnings in the 1999 period.

     During 1997, the Company commenced a $75 million capital improvement plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency.
Keystone substantially completed the capital improvement plan during 1998. As such, capital expenditures in the first half of 1999 were considerably less than capital expenditures during the 1998 first half. During the first half of 1999, the Company made capital expenditures of approximately $10.5 million as compared to $27.3 million in the 1998 first half. Capital expenditures for 1999 are currently estimated to be approximately $20 million and are related primarily to upgrades and debottlenecking of production equipment. These capital expenditures will be funded using borrowing availability under the Company's revolving credit facilities.

     At June 30, 1999, the Company's financial statements reflected accrued liabilities of $17.0 million for estimated remediation costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

     The Company incurs significant ongoing costs for plant and equipment and substantial employee medical benefits for both current and retired employees.
As such, the Company is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. As a result of this process, the Company has in the past, and may in the future, reduce controllable costs, modify product mix, acquire and dispose of businesses, restructure certain indebtedness, and raise additional equity capital. The Company will continue to evaluate the need for similar actions or other measures in the future in order to meet its obligations. The Company also routinely evaluates acquisitions of interests in, or combinations with, companies related to the Company's current businesses. The Company intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities or increasing the indebtedness of the Company. However, the Company's ability to incur new debt in the future will be limited by the terms of the indenture related to the 9 5/8% Senior Secured Notes.

     Approximately 1,700 of the Company's employees in Peoria, Illinois are represented by the Independent Steel Workers Alliance ("ISWA"). In May 1999, ISWA membership ratified a new three year agreement with the Company that provides for, among other things, increased wages and pension benefits for the membership.

     Management believes the cash flows from operations together with the funds available under the Company's revolving credit facilities will provide sufficient funds to fund the anticipated needs of its operations and planned capital improvements for the year ending December 31, 1999. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, interest rates, repayments of long-term debt, capital expenditures and available borrowings under the Company's revolving credit facilities. However, liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes, or any significant increases in the cost of providing medical coverage to active and retired employees could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end user markets or market share, the inability to maintain satisfactory billet and rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available.

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

     The Company has substantially completed taking an inventory of its information systems to determine the modifications to existing software and new software required to mitigate any Year 2000 Issues. The Company's evaluation includes information systems infrastructure, financial and administrative systems, process control and manufacturing operating systems as well as significant vendors and customers. Because the majority of Keystone's significant information systems have recently been installed or updated, many of the Company's systems and related software are already year 2000 compliant.

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

     Keystone relies on third parties for raw materials, utilities, transportation and other key services. In addition, the Company is dependent upon its customers for cash flow. The Company has initiated formal communications with its suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to eliminate their own Year 2000 Issues. Notwithstanding the Company's efforts, the ability of the Company to affect the Year 2000 Issues preparedness of such customers and suppliers is limited. Keystone presently expects to complete these third party communications during the 1999 third quarter and will at that time begin developing contingency plans for potential non-compliance by these third parties. Year 2000 Issues that adversely impact these third parties could also affect the operations of the Company. There can be no assurance the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

     The costs of the project and the date on which the Company plans to complete its year 2000 assessment and remediation are based on management's estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ significantly from those plans. Specific factors that might cause differences from management's estimates include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer codes, and similar uncertainties. Management believes the Company is devoting the necessary resources to identify and resolve significant Year 2000 Issues in a timely manner.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

    Reference is made to disclosure provided under the caption "Current litigation" in Note 15 to the Consolidated Financial Statements included in the Annual Report.


ITEM 4. Submission of Matters to a Vote of Security Holders

    On May 6, 1999, the annual meeting of the stockholders of Keystone was held for the purpose of voting to elect two directors for terms of three years.

    Results of voting at the annual meeting are detailed below (9,837,495 common shares were entitled to vote at the meeting).

                                         For         Withheld        Total

Directors:
  Glenn R. Simmons                   6,958,608        7,350       6,965,958
  J. Walter Tucker, Jr.              6,958,777        7,181       6,965,958


ITEM 6. Exhibits and Reports on Form 8-K


(a) The following exhibit is included herein:

    27.1  Financial Data Schedule for the six month period ended June 30,  1999.

(b) Reports on Form 8-K filed during the quarter ended June 30, 1999:

    None.
                       S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Keystone Consolidated Industries, Inc.

                                           (Registrant)


Date:  August 12, 1999             By /s/Harold M. Curdy
                                 Harold M. Curdy
                                 Vice President - Finance/Treasurer
                                 (Principal Financial Officer)


Date:  August 12, 1999             By /s/Bert E. Downing, Jr.
                                 Bert E. Downing, Jr.
                                 Corporate Controller
                                 (Principal Accounting Officer)