Form 10-Q
period 1999-09-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 1999-11-08
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD SEPTEMBER 30, 1999

COMMISSION FILE NUMBER 1-3919

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          37-0364250
(State or other jurisdiction of                          I.R.S. Employer

 incorporation or organization)                         Identification No.

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

                           YES   X                            No _____

Number of shares of common stock outstanding at November 5, 1999: 9,926,531

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX

                                                                         Page
                                                                         NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Balance Sheets - December 31, 1998
                   and September 30, 1999                                  3-4

                  Consolidated Statements of Operations - Three months
                   and nine months ended September 30, 1998 and 1999         5

                  Consolidated Statements of Cash Flows - Nine months
                   ended September 30, 1998 and 1999                         6

                  Consolidated Statement of Stockholders' Equity - Nine
                   months ended September 30, 1999                           7

                  Notes to Consolidated Financial Statements              8-12

  Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   13-20

PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings                                         21

  Item 6.         Exhibits and Reports on Form 8-K                          21

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                      DECEMBER 31, SEPTEMBER 30,
                 ASSETS                                  1998          1999
                                                      -----------  -------------

Current assets:

  Accounts and notes receivable ..................       $ 36,786       $ 38,625
  Inventories ....................................         52,239         62,279
  Deferred income taxes ..........................         18,985         16,293
  Prepaid expenses and other .....................          3,916          1,698
                                                         --------       --------

     Total current assets ........................        111,926        118,895
                                                         --------       --------

Property, plant and equipment ....................        354,682        355,372
Less accumulated depreciation ....................        198,582        204,841
                                                         --------       --------

     Net property, plant and equipment ...........        156,100        150,531
                                                         --------       --------

Other assets:

  Restricted investments .........................          8,624          9,037
  Prepaid pension cost ...........................        120,516        124,331
  Deferred financing costs .......................          3,493          3,149
  Goodwill .......................................          1,115          1,030
  Other ..........................................          4,083          4,169
                                                         --------       --------

     Total other assets ..........................        137,831        141,716
                                                         --------       --------

                                                         $405,857       $411,142
                                                         ========       ========


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.

                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    DECEMBER 31,   SEPTEMBER 30,
                                                       1998           1999
                                                    ------------   -------------
Current liabilities:
Notes payable and current maturities of
    long-term debt ...............................     $  29,912      $  52,489
  Accounts payable ...............................        34,002         23,377
  Accrued OPEB cost ..............................        10,000         10,000
  Other accrued liabilities ......................        37,457         38,178
                                                       ---------      ---------

      Total current liabilities ..................       111,371        124,044
                                                       ---------      ---------

Noncurrent liabilities:

  Long-term debt .................................       101,852        100,899
  Accrued OPEB cost ..............................        99,047         98,306
  Deferred income taxes ..........................         6,162          3,124
  Negative goodwill ..............................        24,065         23,048
  Other ..........................................        10,283          9,882
                                                       ---------      ---------

      Total noncurrent liabilities ...............       241,409        235,259
                                                       ---------      ---------

Minority interest ................................          --               27
                                                       ---------      ---------

Stockholders' equity:

  Common stock ...................................        10,569         10,656
  Additional paid-in capital .....................        51,763         52,398
  Accumulated deficit ............................        (9,243)       (11,230)
  Treasury stock, at cost ........................           (12)           (12)
                                                       ---------      ---------

      Total stockholders' equity .................        53,077         51,812
                                                       ---------      ---------

                                                       $ 405,857      $ 411,142
                                                       =========      =========


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                         Three months ended        Nine months ended
                                             September 30,             September 30,
                                       --------------------      ----------------------
                                          1998          1999       1998          1999
                                          ----          ----       ----          ----

Revenues and other income:

  Net sales ........................   $  87,125    $  79,738    $ 289,148    $ 277,379
  Interest .........................         119          138          440          327
  Other, net .......................          11         --            439          313
                                       ---------    ---------    ---------    ---------
                                          87,255       79,876      290,027      278,019
                                       ---------    ---------    ---------    ---------

Costs and expenses:

  Cost of goods sold ...............      81,207       76,226      265,217      253,373
  Selling ..........................       1,357        1,630        4,432        5,540
  General and administrative .......       5,829        4,423       12,587       15,608
  Pension expense(credit) ..........      (2,467)         185       (7,083)      (3,815)
  Interest .........................       2,483        3,507        7,362       10,552
                                       ---------    ---------    ---------    ---------
                                          88,409       85,971      282,515      281,258
                                       ---------    ---------    ---------    ---------

                                          (1,154)      (6,095)       7,512       (3,239)

Equity in losses of Alter
 Recycling Company L.L.C ...........        --             (9)        --             (9)
                                       ---------    ---------    ---------    ---------

   Income (loss) before income taxes      (1,154)      (6,104)       7,512       (3,248)

Provision (benefit) for income taxes        (447)      (1,911)       1,949       (1,288)

Minority interest in after tax
  earnings (losses) ................        --            (75)        --             27
                                       ---------    ---------    ---------    ---------

   Net income (loss) ...............        (707)      (4,118)       5,563       (1,987)

Dividends on preferred stock .......          17         --            157         --
                                       ---------    ---------    ---------    ---------

    Net income (loss) available for
      common shares ................   $    (724)   $  (4,118)   $   5,406    $  (1,987)
                                       =========    =========    =========    =========

Net income (loss) per share available for common shares:

  Basic ............................   $    (.07)   $    (.41)   $     .58    $    (.20)
                                       =========    =========    =========    =========
  Diluted ..........................   $    (.07)   $    (.41)   $     .57    $    (.20)
                                       =========    =========    =========    =========

Weighted average common and common equivalent shares outstanding:

  Basic ............................       9,661        9,927        9,446        9,897
                                       =========    =========    =========    =========
  Diluted ..........................       9,661        9,927        9,613        9,897
                                       =========    =========    =========    =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1998 and 1999

                                 (In thousands)

                                                              1998        1999
                                                              ----        ----

Cash flows from operating activities:

  Net income (loss) ....................................   $  5,563    $ (1,987)
  Depreciation and amortization ........................     14,535      16,439
  Amortization of deferred financing costs .............        378         389
  Deferred income taxes ................................      1,735        (346)
  Other, net ...........................................        859      (3,687)
  Change in assets and liabilities:

    Accounts receivable ................................     (6,658)       (209)
    Inventories ........................................      4,820     (10,881)
    Prepaid pension cost ...............................     (7,083)     (3,815)
    Accounts payable ...................................      3,385      (9,305)
    Other, net .........................................     (6,435)      3,450
                                                           --------    --------

      Net cash provided (used) by operating activities .     11,099      (9,952)
                                                           --------    --------

Cash flows from investing activities:

  Capital expenditures .................................    (46,526)    (12,438)
  Other, net ...........................................       (715)        766
                                                           --------    --------

      Net cash used by investing activities ............    (47,241)    (11,672)
                                                           --------    --------

Cash flows from financing activities:

  Revolving credit facilities, net .....................     13,738      22,220
  Other notes payable and long-term debt:
    Additions ..........................................         95         659
    Principal payments .................................     (1,096)     (1,255)
  Preferred stock dividend payments ....................       (157)       --
  Exercise of warrants and redemption of preferred
    stock, net .........................................        701        --
  Common stock issued - other ..........................        239        --
                                                           --------    --------

      Net cash provided by financing activities ........     13,520      21,624
                                                           --------    --------

Net change in cash and cash equivalents ................    (22,622)       --

Cash and cash equivalents, beginning of period .........     22,622        --
                                                           --------    --------

Cash and cash equivalents, end of period ...............   $   --      $   --
                                                           ========    ========

Supplemental disclosures:
  cash paid for:
    Interest, net of amount capitalized ................   $ 10,351    $ 12,644
    Income taxes (refund received) .....................        139      (3,533)
  Common stock contributed to employee benefit plan ....   $    616    $    722


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.

                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 1999

                                 (In thousands)

                                         Additional
                                 Common    paid-in  Accumulated   Treasury
                                 stock     capital    deficit      stock      Total
                               --------   --------   --------    ---------   --------

Balance - December 31, 1998    $ 10,569   $ 51,763   $ (9,243)   $    (12)   $ 53,077

Net loss ...................       --         --       (1,987)       --        (1,987)

Issuance of common stock ...         87        635       --          --           722
                               --------   --------   --------    --------    --------

Balance - September 30, 1999   $ 10,656   $ 52,398   $(11,230)   $    (12)   $ 51,812
                               ========   ========   ========    ========    ========


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

         The consolidated balance sheet at December 31, 1998 has been condensed from the audited consolidated financial statements of Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") at that date. The consolidated balance sheet at September 30, 1999 and the consolidated statements of operations and cash flows for the interim periods ended September 30, 1998 and 1999, and the consolidated statement of stockholders' equity for the interim period ended September 30, 1999, have each been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

         At September 30, 1999, Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons own approximately 49% of the Company. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee, or by Mr. Simmons directly. The Company may be deemed to be controlled by Contran and Mr. Simmons.

         The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, no later than the first quarter of 2001. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The impact on the Company of adopting SFAS No. 133, if any, has not yet been determined but will be dependent upon the extent to which the Company is a party to derivative contracts or hedging activities covered by SFAS No. 133 at the time of adoption.

Note 2 - Joint ventures:

         In January 1999, Keystone and two unrelated parties formed Garden Zone LLC ("Garden Zone"), a joint venture to supply wire, wood and plastic products to the consumer lawn and garden markets. Keystone owns 51% of the joint venture and, as such, Keystone's consolidated financial statements at September 30, 1999 include the accounts of Garden Zone. Neither Keystone nor the other owners contributed any capital or other assets to the Garden Zone joint venture, but Keystone did guarantee Garden Zone's new $4 million revolving credit agreement. See Note 5. Garden Zone commenced operations in February 1999 and through September 30, 1999 earned $55,000, of which $28,000 accrued to Keystone for financial reporting purposes.


         In July 1999, Keystone formed Alter Recycling Company, L.L.C. ("ARC"), a joint venture with Alter Peoria, Inc., to operate a Scrap recycling operation at Keystone's facility in Peoria, Illinois. ARC sells scrap steel to Keystone and others. Upon formation, Keystone contributed the property and equipment of its current Peoria scrap facility (net book value of approximately $335,000) to the joint venture. Keystone does not currently anticipate it will be required to make any other contributions to fund or operate this joint venture. The Company recognized no gain or loss upon formation of ARC and the Company's investment in ARC is accounted for by the equity method. At September 30, 1999, the Company's investment in ARC amounted to $326,000 and is included in other assets. ARC commenced operations in August 1999 and through September 30, 1999, the Company had purchased approximately $1.5 million of scrap from ARC. There were no payables to ARC at September 30, 1999.


Note 3 - Disposition:

         In January 1999, Keystone's wholly-owned subsidiary, DeSoto, Inc. ("DeSoto") sold its household cleaning products division. DeSoto did not record any gain or loss as a result of this sale. Subsequent to the sale, DeSoto changed its name to Sherman Wire Company.

Note 4 - Inventories:

         Inventories are stated at the lower of cost or market. At December 31, 1998 and September 30, 1999, the last-in, first-out ("LIFO") method was used to determine the cost of approximately three-fourths of total inventories and the first-in, first-out or average cost methods were used to determine the cost of other inventories.

                                                        DECEMBER 31,  SEPTEMBER 30,
                                                           1998           1999
                                                        ------------  -------------
                                                              (In thousands)

Raw materials:

  Steel and wire products ..........................       $17,400       $17,093
  Household cleaning products ......................           650          --
                                                           -------       -------
                                                            18,050       $17,093
                                                           -------       -------

Work in process -

  Steel and wire products ..........................         8,642         9,093
                                                           -------       -------

Finished products:

  Steel and wire products ..........................        12,797        20,195
  Lawn and garden products .........................          --           5,252
  Household cleaning products ......................           249          --
                                                           -------       -------
                                                            13,046        25,447
                                                           -------       -------
Supplies:

  Steel and wire products ..........................        16,894        14,980
                                                           -------       -------
                                                            56,632        66,613
                                                           -------       -------

Less LIFO reserve:

  Steel and wire products ..........................         4,334         4,334
  Household cleaning products ......................            59          --
                                                           -------       -------
                                                             4,393         4,334
                                                           -------       -------
                                                           $52,239       $62,279
                                                           =======       =======

Note 5 - Notes payable and long-term debt:

                                                         DECEMBER 31,   SEPTEMBER 30,
                                                            1998            1999
                                                         ------------   -------------
                                                               (In thousands)

9 5/8% Senior Secured Notes, due August 2007 .........     $100,000     $100,000
Commercial credit agreements:
  Revolving credit facilities:
    Keystone .........................................       24,580       41,500
    EWP ..............................................        4,000        5,300
    Garden zone ......................................         --          4,000
  Term loan - EWP ....................................        1,020          583
Other ................................................        2,164        2,005
                                                           --------     --------
                                                            131,764      153,388
  Less current maturities ............................       29,912       52,489
                                                           --------     --------

                                                           $101,852     $100,899
                                                           ========     ========


Note 6 - Income taxes:

         Summarized below are the differences between the provision (benefit) for income taxes and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%.

                                                              Nine months ended
                                                                September 30,
                                                             1998          1999
                                                           -------      --------
                                                               (In thousands)

Expected tax expense (benefit), at statutory rate ....     $ 2,629      $(1,137)
U.S. state income taxes, net .........................         217          155
Amortization of goodwill .............................        (326)        (326)
Other, net ...........................................        (571)          20
                                                           -------      -------

Provision (benefit) for income  taxes ................     $ 1,949      $(1,288)
                                                           =======      =======


Note 7 - Other accrued liabilities:

                                                    December 31,   September 30,
                                                       1998            1999
                                                    ------------   -------------
                                                          (In thousands)

Current:

  Employee benefits ..............                       $11,560        $10,933
  Environmental ..................                         7,165          9,341
  Self insurance .................                         6,950          6,613
  Interest .......................                         4,054          1,601
  Disposition of former facilities                         1,452            633
  Legal and professional .........                           795            919
  Other ..........................                         5,481          8,138
                                                         -------        -------

                                                         $37,457        $38,178
                                                         =======        =======

Nnoncurrent:

  Environmental ..................                       $ 8,175        $ 8,290
  Other ..........................                         2,108          1,592
                                                         -------        -------

                                                         $10,283        $ 9,882
                                                         =======        =======


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

         Beginning in February 1999, Keystone is also engaged in the distribution of wire, plastic and wood lawn and garden products to retailers through Garden Zone. Garden Zone's identifiable segment assets at September 30, 1999 were approximately $6.0 million.

     Beginning in August 1999, Keystone is also engaged in a scrap recycling joint venture through its 50% interest in ARC, an unconsolidated equity affiliate.

                                                             Three months ended               Nine months ended
                                                                September 30,                    September 30,
                                                          ------------------------         ------------------------
                                                           1998            1999            1998             1999
                                                         -------          -------         --------        --------
                                                               (In thousands)

Revenues:

  Steel and wire products                                 $85,444          $77,677         $280,944        $267,508
  Lawn and garden products                                      -            2,434                -          12,753
  Household cleaning products                               1,681             -               8,204            -
                                                          -------          -------         --------        --------
                                                           87,125           80,111          289,148         280,261
  Elimination of intersegment
    revenues                                                 -                (373)            -             (2,882)
                                                          -------          -------         --------        --------

                                                          $87,125          $79,738         $289,148        $277,379
                                                          =======          =======         ========        ========

Income (loss) before income taxes:
  Operating profit (loss):
    Steel and wire products                               $ 1,885          $(2,392)         $13,708        $  7,771
    Lawn and garden products                                    -              (73)               -             223
    Household cleaning products                              (379)            -                (335)           -
                                                          -------          -------         --------       ---------
                                                            1,506           (2,465)          13,373           7,994
  General corporate items:
    Interest income                                           119              138              440             327
    General income (expense), net                            (296)            (261)           1,061          (1,008)
  Interest expense                                         (2,483)          (3,507)          (7,362)        (10,552)
  Equity in losses of ARC                                    -                  (9)            -                 (9)
                                                          -------          -------         --------        --------

    Income (loss) before income
      taxes                                               $(1,154)         $(6,104)        $  7,512        $ (3,248)
                                                          =======          =======         ========        ========


Note 9 - Contingencies:

         At September 30, 1999, the Company's financial statements reflected accrued liabilities of $17.6 million for estimated remedial costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

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

         Beginning in January 1999, Keystone is also engaged in the distribution of wire, plastic and wood lawn and garden products to retailers through its 51%-owned subsidiary Garden Zone LLC ("Garden Zone"), a joint venture between Keystone and two unrelated parties. See Note 2 to the Consolidated Financial Statements.

     Beginning in August 1999, Keystone is also engaged in scrap recycling through its unconsolidated 50% interest in Alter Recycling Company, L.L.C. ("ARC"). See Note 2 to the Consolidated Financial Statements.

     Prior to January 1999, Keystone was also engaged in the manufacture and distribution of household cleaning products through its wholly-owned subsidiary DeSoto, Inc. ("DeSoto"). In January 1999, DeSoto sold its household cleaning products division and changed its name to Sherman Wire Company. See Note 3 to the Consolidated Financial Statements.

         The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts including, but not limited to, statements found in this "Management's Discussion And Analysis Of Financial Condition And Results Of Operations," are forward looking statements that represent management's belief and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it cannot give assurances these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission including, but not limited to, cost of raw materials, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation, successful implementation of the Company's capital improvements plan, possible disruptions of normal business activity from Year 2000 issues and international trade policies of the United States and certain foreign countries. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

         The following table sets forth the Company's steel and wire products production and sales volume data for the periods indicated.

                                            Three months ended      Nine months ended
                                               September 30,           September 30,
                                            ------------------      -----------------
                                            1998         1999       1998         1999
                                            ----         ----       ----         ----
                                                         (In thousands of tons)

Production volume:
 billets:

  Produced .........................         163          174          524          503
  Purchased ........................        --             12         --             42
 Rod ...............................         167          173          518          519

Sales volume:

 Fabricated wire products ..........          80           70          252          251
 Industrial wire ...................          43           32          130          110
 Steel rod .........................          51           55          170          166
                                       ---------    ---------    ---------    ---------

                                             174          157          552          527
                                       =========    =========    =========    =========

         The following table sets forth the components of the Company's net sales for the periods indicated.

                                          Three months ended        Nine months ended
                                             September 30,            September 30,
                                        ---------------------    ----------------------
                                          1998        1999          1998         1999
                                        -------    ----------    ---------    ---------
                                                          (In millions)

Steel and wire products:

  Fabricated wire products .........   $    50.9    $    47.9    $   167.8    $   172.4
  Industrial wire ..................        20.3         15.0         62.1         51.0
  Rod ..............................        14.0         14.5         50.0         43.1
  Other ............................          .2           .2          1.0          1.0
                                       ---------    ---------    ---------    ---------
                                            85.4         77.6        280.9        267.5

Lawn and garden products ...........        --            2.1         --            9.9
Household cleaning products ........         1.7         --            8.2         --
                                       ---------    ---------    ---------    ---------

                                       $    87.1    $    79.7    $   289.1    $   277.4
                                       =========    =========    =========    =========


         The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                            Three months ended          Nine months ended
                                               September 30,              September 30,
                                         --------------------    ------------------------
                                           1998          1999         1998        1999
                                        --------    ---------    ---------     -------
Net sales ..........................       100.0%       100.0%       100.0%       100.0%
Cost of goods sold .................        93.2         95.6         91.7         91.3
                                       ---------    ---------    ---------    ---------
Gross profit .......................         6.8          4.4          8.3          8.7
Selling expense ....................         1.6          2.0          1.5          2.0
General and administrative expense .         6.7          5.6          4.4          5.6
Overfunded defined benefit pension
 (credit) expense ..................        (2.8)          .2         (2.4)        (1.4)

Income (loss) before income taxes ..        (1.3)%       (7.7)         2.6%        (1.2)
Provision (benefit) for income
 taxes .............................         (.5)        (2.4)          .7          (.5)
Minority interest in after-tax
  earnings (losses) ................        --            (.1)        --           --
                                       ---------    ---------    ---------    ---------

Net income (loss) ..................         (.8)%       (5.4)%        1.9%         (.7)%
                                       =========    =========    =========    =========


         Although billet production increased in the third quarter of 1999 as compared to the same period in 1998, billet production in the first nine months of 1999 declined as compared to billet production in the first nine months of 1998. Purchased billets enabled the Company's rod production in the third quarter and the first nine months of 1999 to increase over the levels in the same periods during 1998.

         Net sales of $79.7 million in the 1999 third quarter declined from 1998 third quarter levels due primarily to lower shipments of steel and wire products. Total shipments of steel and wire products declined 10% from 1998 third-quarter levels. Fabricated wire products and industrial wire sales volume decreased 12% and 26%, respectively, while carbon steel rod sales volume increased 8%. The overall per-ton selling price of the Company's steel and wire products increased 1% during the 1999 third quarter compared with the 1998 third quarter. Per-ton selling prices of fabricated wire products increased 7% while carbon steel rod selling prices decreased 4%. Per-ton selling prices of industrial wire were relatively level.

         During the first nine months of 1999, net sales decreased 4% to $277.4 million from $289.1 million in the first nine months of 1998 due primarily to a 4% decline in shipments and a 1% decline in per-ton selling prices of steel and wire products. Industrial wire and carbon steel rod shipments declined 15% and 2%, respectively, while fabricated wire products shipments were relatively unchanged compared with 1998 levels. Per-ton selling prices of industrial wire and carbon steel rod declined 3% and 12%, respectively, while fabricated wire products per-ton selling prices increased 3%.

         The 1999 third quarter gross margin percentage of 4.4% was lower than the 6.8% recorded during the comparable period in 1998 as lower costs for scrap steel, the Company's primary raw material, and slightly higher selling prices were more than offset by the effect of the lower sales volume, higher production costs associated with the start-up of new equipment installed at the Company's steel mini-mill located in Peoria, Illinois, purchased billet costs and an unexpected $2.2 million fuel-adjustment charge from the Peoria plant's electricity provider. The Company believes it has identified the start-up problems and expects to have these problems resolved and the equipment performing at the desired levels during the 2000 first quarter. However, Keystone believes those problems will continue to adversely impact earnings throughout the remainder of 1999 and the first quarter of 2000. Keystone's scrap costs decreased 14% during the 1999 third quarter as compared to the same period a year ago. During the 1999 third quarter, the Company purchased 206,000 tons of scrap at an average price of $95 per ton as compared to 1998 third quarter purchases of 201,000 tons at an average price of $111 per ton. In addition, the Company recorded a $2.2 million benefit during the 1999 third quarter as a result of favorable legal settlements with two electrode vendors related to alleged price fixing. The Company does not anticipate it will receive any further electrode settlements. The Company purchased 12,000 tons of billets during the 1999 third quarter at an average price of $190 per ton as compared to none in the 1998 third quarter.

         For the first nine months of 1999, Keystone's gross margin percentage increased to 8.7% from 8.3% during the 1998 period. This increase was due primarily to lower costs for scrap steel and $2.7 million of favorable electrode vendor settlements partially offset by the effect of lower sales volume and selling prices, higher production costs associated with the new equipment start-up problems, purchased billet costs and the $2.2 million fuel-adjustment charge. During the first nine months of 1999, the Company purchased 542,000 tons of scrap at an average price of $89 per ton as compared to 1998 purchases of 572,000 tons at an average price of $119 per ton, a 25% decline. The Company purchased 42,000 tons of billets during the first nine months of 1999 at an average price of $196 per ton as compared to none in the first nine months of 1998.

         Selling expenses increased to $1.6 million in the third quarter of 1999 from $1.4 million in the 1998 third quarter and increased to $5.5 million in the first nine months of 1999 from $4.4 million in the first nine months of 1998, primarily as a result of the higher selling expenses associated with the Company's lawn and garden products segment.

         General and administrative expenses decreased to $4.4 million during the third quarter of 1999 as compared to $5.8 million during the third quarter of 1998 primarily due to a $1.1 million charge to bad debt expense related to a customers bankruptcy during the 1998 third quarter. There was no such charge in the 1999 third quarter. During the first nine months of 1999, general and administrative expenses amounted to $15.6 million as compared to $12.6 million during the first nine months of 1998 primarily due to higher general insurance expense, costs associated with the start-up of the Company's lawn and garden products segment, unfavorable legal settlements and higher environmental charges. In addition, the 1998 first nine months included a legal fee reimbursement of $380,000.


         Due to a reduction in the estimated pension credit for 1999, the Company recorded pension expense of $185,000 in the third quarter of 1999 compared with a pension credit of $2.5 million in the 1998 third quarter. This change in estimate was primarily a result of the increased pension benefits included in the Company's new labor contract with the Peoria facility's union. The Company anticipates the total pension credit in 1999 will approximate $5.1 million as compared to a total pension credit of $9.4 million in 1998.


         Interest expense in the third quarter of 1999 was higher than the third quarter of 1998 due principally to higher average borrowing levels partially offset by lower interest rates. Average borrowings by the Company under its revolving credit facilities, EWP term loan and Senior Secured Notes approximated $144.2 million in the third quarter of 1999 as compared to $107.9 million in the third quarter of 1998. During the third quarter of 1999, the average interest rate paid by the Company was 9.3% per annum as compared to 9.6% per annum in the third quarter of 1998.

         Interest expense in the first nine months of 1999 was also higher than the first nine months of 1999 due principally to higher borrowing levels also partially offset by lower interest rates. Average borrowings by the Company under its revolving credit facilities, EWP term loan and Senior Secured Notes approximated $143.3 million in the first nine months of 1999 as compared to $106.5 million in the first nine months of 1998. During the first nine months of 1999, the average interest rate paid by the Company was 9.3% per annum as compared to 9.6% per annum in the first nine months of 1998.

         The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in Note 6 to the Consolidated Financial Statements.

         As a result of the items discussed above, the Company incurred a net loss of $4.1 million during the 1999 third quarter as compared to a net loss in the 1998 third quarter of $707,000, and incurred a net loss during the first nine months of 1999 of $2.0 million as compared to net income of $5.5 million in the first nine months of 1998.

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

         At September 30, 1999 the Company had negative working capital of $5.1 million, including $1.7 million of notes payable and current maturities of long-term debt as well as the outstanding borrowings under the Company's revolving credit facilities of $50.8 million. The amount of available borrowings under these credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Under the terms of the indenture related to the Company's 9 5/8% Senior Secured Notes, Keystone's ability to borrow under its $55 million revolving credit facility may be limited. At September 30, 1999, unused credit available for borrowing under Keystone's $55 million revolving credit facility, which expires December 31, 1999, and EWP's $6 million revolving credit facility, which expires June 30, 2000, were $7.3 million, and $700,000, respectively. The terms of the indenture will permit Keystone to borrow all of the $7.3 million unused credit available under Keystone's $55 million revolving credit facility, during the fourth quarter of 1999. Keystone's $55 million revolving credit facility requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. Garden Zone's $4 million revolving credit facility, which expires December 11, 1999, was fully drawn at September 30, 1999. Keystone and Garden Zone are currently both negotiating with lenders to renew or replace their existing revolving credit facilities that expire in December 1999.

         During the first nine months of 1999, the Company's operating activities used approximately $10.0 million of cash compared to $11.1 million provided in the first nine months of 1998 principally due to lower earnings in the 1999 period and an increase in inventory levels during 1999.

         During 1997, the Company commenced a $75 million capital improvement plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency. Keystone substantially completed the capital improvement plan during 1998. As such, capital expenditures in the first nine months of 1999 were considerably less than capital expenditures during the first nine months of 1998. During the first nine months of 1999, the Company made capital expenditures of approximately $12.4 million as compared to $46.5 million in the first nine months of 1998. Capital expenditures for 1999 are currently estimated to be approximately $18 million and are related primarily to upgrades and debottlenecking of production equipment. These capital expenditures will be funded using borrowing availability under the Company's revolving credit facilities.

         At September 30, 1999, the Company's financial statements reflected accrued liabilities of $17.6 million for estimated remediation costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

         The Company incurs significant ongoing costs for plant and equipment and substantial employee medical benefits for both current and retired employees. As such, the Company is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. As a result of this process, the Company has in the past, and may in the future, reduce controllable costs, modify product mix, acquire and dispose of businesses, restructure certain indebtedness, and raise additional equity capital. The Company will continue to evaluate the need for similar actions or other measures in the future in order to meet its obligations. The Company also routinely evaluates acquisitions of interests in, or combinations with, companies related to the Company's current businesses. The Company intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities or increasing the indebtedness of the Company. However, the Company's ability to incur new debt in the future may be limited by the terms of the indenture related to the 9 5/8% Senior Secured Notes.

         Management believes the cash flows from operations together with the funds available under the Company's revolving credit facilities will provide sufficient funds to fund the anticipated needs of its operations and planned capital improvements for the remainder of 1999 and the year ending December 31, 2000. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, interest rates, repayments of long-term debt, capital expenditures and available borrowings under the Company's revolving credit facilities. However, liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes, or any significant increases in the cost of providing medical coverage to active and retired employees could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end user markets or market share, the inability to maintain satisfactory billet and rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available.

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

         Keystone is utilizing both internal and external sources to reprogram or replace and test its software and/or hardware with imbedded chips and the Company expects to have its evaluation and required modifications completed prior to December 31, 1999.

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

         Keystone relies on third parties for raw materials, utilities, transportation and other key services. In addition, the Company is dependent upon its customers for cash flow. The Company has formally communicated with its suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to eliminate their own Year 2000 Issues. Keystone has completed these third party communications and has developed contingency plans for potential non-compliance by these third parties. Confirmations received by the Company indicate such customers and suppliers generally are in the process of becoming Year 2000 compliant by December 31, 1999. Notwithstanding the Company's efforts, the ability of the Company to affect the Year 2000 Issues preparedness of such customers and suppliers is limited. Year 2000 Issues that adversely impact these third parties could also affect the operations of the Company. There can be no assurance the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         The Company has substantially completed the evaluation of its Year 2000 Issue. Total costs incurred to date relative to the remediation of the Company's Year 2000 Issues have been expensed as incurred and have not been material. The Company does not anticipate any remaining costs to be incurred relative to Year 2000 Issues will be material.

        Although not anticipated, the most reasonably likely worst-case scenario of failure by the Company or its key suppliers or customers to become year 2000 compliant would be a short-term slowdown or cessation of manufacturing operations at one or more facilities and a short-term inability on the part of the Company to process orders and billings in a timely manner, and to deliver product to customers.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibit is included herein:

     27.1 Financial Data Schedule for the nine month period ended September 30, 1999.

(b) Reports on Form 8-K filed during the quarter ended September 30, 1999:

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

                                          KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                                        (Registrant)

DATE:  NOVEMBER 8, 1999                    BY /S/HAROLD M. CURDY
                                           -------------------------------------
                                              Harold M. Curdy
                                              Vice President - Finance/Treasurer
                                                (Principal Financial Officer)

DATE:  NOVEMBER 8, 1999                    BY /S/BERT E. DOWNING, JR.
                                           -------------------------------------
                                              Bert E. Downing, Jr.
                                              Corporate Controller
                                                (Principal Accounting Officer)