Form 10-K
period 1999-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2000-03-30
CIK 55604

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
       ACT OF 1934 - For the fiscal year ended December 31, 1999

Commission file number      1-3919
                       ---------------

                     Keystone Consolidated Industries, Inc.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    37-0364250
---------------------------------                    -----------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       identification No.)

5430 LBJ Freeway, Suite 1740
Three Lincoln Centre, Dallas, TX                         75240-2697
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (972) 458-0028
                                                     -----------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
            Title of each class                         on which registered
         ------------------------                      ----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 2000, 10,060,186 shares of common stock were outstanding. The aggregate market value of the 5,069,713 shares of voting stock held by nonaffiliates of the Registrant, as of such date, was approximately $24.4 million.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.





PART I

ITEM 1. BUSINESS.

General

         Keystone  Consolidated  Industries,  Inc. ("Keystone" or the "Company")
believes it is a leading manufacturer of steel fabricated wire products, industrial wire and carbon steel rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets, and believes it is the third largest manufacturer of fabricated wire products and industrial wire in the United States based on tons shipped (459,000 in 1999). The Company is vertically integrated, converting substantially all of its fabricated wire products and industrial wire from carbon steel rod produced in its steel mini-mill. The Company's vertical integration has historically allowed it to benefit from the higher and more stable margins associated with fabricated wire products as compared to carbon steel rod, as well as from lower production costs of carbon steel rod as compared to wire fabricators which purchase rod in the open market. Moreover, management believes Keystone's downstream fabricated wire products and industrial wire businesses better insulate it from the effects of rod imports and increases in domestic rod production capacity as compared to non-integrated rod producers. In 1999, the Company had net sales of $356 million. Approximately 79% of the Company's net sales were generated from sales of fabricated wire products and industrial wire with the balance generated primarily from sales of rod not used in the Company's downstream operations.


         The Company's fabricated wire products, which comprised 60% of its 1999 net sales, include fencing, barbed wire, welded and woven hardware cloth, welded and woven wire mesh and nails. These products are sold to agricultural, construction, industrial, consumer do-it-yourself and other end-user markets. The Company serves these markets through distributors, agricultural retailers, building supply centers and consumer do-it-yourself chains such as The Home Depot, Inc., Lowe's Companies, Inc., Tractor Supply Co., and Ace Hardware Corporation. A significant proportion of these products are sold to agricultural, consumer do-it-yourself and other end-user markets which in management's opinion are typically less cyclical than many steel consuming end-use markets such as the automotive, construction, appliance and machinery manufacturing industries. Management believes the Company's ability to service these customers with a wide range of fabricated wire products through multiple production and distribution locations provides it a competitive advantage in accessing these growing and less cyclical markets. Approximately 60% of the Company's fabricated wire products net sales are generated by sales under the RED BRAND trademark, a widely recognized brand name in the agricultural and construction fencing marketplaces for more than 75 years.


         The Company also sells industrial wire, an intermediate product used in the manufacture of fabricated wire products, to third parties who are generally not in competition with the Company. The Company's industrial wire customers include manufacturers of nails, coat hangers, barbecue grills, air conditioners, tools, containers, refrigerators and other appliances. In 1999, net sales of industrial wire accounted for 19% of Company net sales. In addition, the Company also sells carbon steel rod into the open market which it is not able to consume in its downstream fabricated wire products and industrial wire operations. During 1999, open market sales of rod accounted for 17% of Company net sales.

         Beginning in January 1999, Keystone is also engaged in the distribution of wire, plastic and wood lawn and garden products to retailers through its 51% owned subsidiary Garden Zone LLC ("Garden Zone"). During 1999, sales by Garden Zone accounted for 3% of Company net sales. In addition, in August 1999, Keystone also became engaged in scrap recycling through its unconsolidated 50% interest in Alter Recycling Company, L.L.C. ("ARC"). See Note 2 to the Consolidated Financial Statements.

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

          o Achieving manufacturing cost savings and production efficiencies through capital improvements and investment in new and upgraded steel and wire production equipment; and

          o Increasing vertical integration through internal growth and selective acquisitions of fabricated wire products manufacturing facilities.

         During December 1998, the Company substantially completed a two-year $75 million capital improvements plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency. The principal components of Keystone's capital improvements plan included reconfiguring its electric arc furnace, replacing its billet caster and upgrading its wire and rod mills. As a result of these capital improvements, beginning in 1999, the Company expected to increase its annual billet production capacity to 1 million tons from 655,000 tons. However, during 1999, Keystone experienced production problems related to the start-up of the new equipment. Keystone believes it has identified the start-up problems and expects to have these problems resolved and the equipment performing at the desired levels during the 2000 first quarter. In addition, although Keystone's new billet production capacity will be 1 million tons, the Company is presently limited by its Illinois Environmental Protection Agency construction permit to annual billet production of 820,000 tons. Keystone has applied for modifications to its permit to allow billet production of the 1 million ton capacity and expects to have that permit approved by September 30, 2000.

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

         As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts including, but not limited to, statements found in this Item 1 - "Business",
Item 3 - "Legal Proceedings", Item 7 - "Management's Discussion And Analysis Of Financial Condition And Results Of Operations", and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk", are forward looking statements that represent management's belief and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes", "intends", "may", "should", "anticipates", "expected", or comparable terminology, or by discussions of strategies or trends. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurance that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, including, but not limited to, cost of raw materials, future supply and demand for the Company's products (including cyclicality thereof), customer inventory levels, general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, the possibility of labor disruptions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation, successful implementation of the Company's capital improvements plan, international trade policies of the United States and certain foreign countries and any possible future litigation as discussed in this Annual Report, including, without limitation, the sections referenced above. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Manufacturing

         The Company's manufacturing operations consist of an electric arc furnace mini-mill, a rod mill and six wire and wire product fabrication facilities. The manufacturing process commences in Peoria, Illinois with scrap steel being loaded into an electric arc furnace and converted into molten steel. The molten steel is then transferred to a ladle refining furnace where chemistries and temperatures are monitored and adjusted to specifications prior to casting. The molten steel is then transferred from the ladle refining furnace into a six-strand continuous casting machine from which it emerges in five-inch square strands that are cut to predetermined lengths and are referred to as billets. These billets, along with any billets purchased from outside suppliers, are then transferred to the adjoining rod mill.

         Upon entering the rod mill, the billets are brought to rolling temperature in a reheat furnace and are fed to the rolling mill, where they are finished to a variety of diameters and specifications. After rolling, the rod is coiled and cooled. After cooling, the coiled rod passes through inspection stations for metallurgical, surface and diameter checks. Finished coils are compacted and tied, and either transferred to the Company's other facilities for processing into wire, nails and other fabricated wire products or shipped to rod customers.

         While the Company does not maintain a significant "shelf" inventory of finished rod, it generally has on hand approximately a one-month supply of fabricated wire and wire products inventory which enables the Company to fill customer orders and respond to shifts in product demand.

Products, Markets and Distribution

         The following table sets forth certain information with respect to the Company's steel and wire product mix in each of the last three years.

                                             Year Ended December 31,
                               1997               1998              1999
                        ----------------    ----------------     -----------
                       Percent   Percent   Percent    Percent  Percent Percent
                       of Tons    Of       of Tons    of       of Tons   of
    Product            Shipped   Sales     Shipped    Sales    Shipped  Sales
-----------------      -------   ------    -------    -----    -------  -----

Fabricated wire
  products ..........    32.3%    47.4%     46.1%     60.4%     45.2%     62.5%
Industrial wire .....    25.1     24.8      24.0      22.6      20.7      19.4
Carbon steel rod ....    42.6     27.8      29.9      17.0      34.1      18.1
                        -----    -----     -----     -----     -----     -----
                        100.0%   100.0%    100.0%    100.0%    100.0%    100.0%
                        =====    =====     =====     =====     =====     =====


         Fabricated Wire Products. The Company is one of the leading suppliers in the United States of agricultural fencing, barbed wire, stockade panels and a variety of welded and woven wire mesh, fabric and netting for agricultural, construction and industrial applications. The Company produces these products at its Peoria, Illinois, Sherman, Texas and Caldwell, Texas facilities. These products are distributed by the Company through farm supply distributors, agricultural retailers, building supply centers, building and industrial materials distributors and consumer do-it-yourself chains such as The Home Depot, Inc., Lowe's Companies, Inc., Tractor Supply Co., and Ace Hardware Corporation. Many of the Company's fencing and related wire products are marketed under the Company's RED BRAND label, a recognized trademark of the Company for more than 75 years. As part of its marketing strategy, the Company designs merchandise packaging, and supportive product literature for marketing many of these products to the retail consumer market. The Company also manufactures products for residential and commercial construction, including bulk, packaged and collated nails, rebar ty wire, stucco netting, welded wire mesh, forms and reinforcing building fabric at its Peoria, Illinois; Sherman, Texas; Caldwell, Texas; Springdale, Arkansas; Hortonville, Wisconsin and Upper Sandusky, Ohio facilities. The primary customers for these products are construction contractors and building materials manufacturers and distributors. The Company sells approximately 50% of its nails through PrimeSource, Inc., one of the largest nail distributors in the United States, under PrimeSource's Grip-Rite label.

         The Company continuously evaluates opportunities to expand its downstream fabricated wire products operations. During 1994, the Company purchased a 20% stake in Engineered Wire Products, Inc. ("EWP") a joint venture with a manufacturer and distributor of wire mesh for use primarily in highway and road construction. During 1997, 14% of Keystone's rod sales were to EWP. In December 1997, Keystone purchased the 80% of EWP not already owned by the Company. Management believes EWP broadens its fabricated wire product line and provides an opportunity to shift additional rod production to a higher margin, value-added fabricated wire product. The Company believes its fabricated wire products are less susceptible than industrial wire or rod to the cyclical nature of the steel business because the commodity-priced raw materials used in such products, such as scrap steel, represent a lower percentage of the total cost of such value-added products when compared to rod or other less value-added products. As a result of the acquisition of EWP, the Company was able to convert its lower-margin rod sales to EWP, into higher-margin fabricated wire product sales. However, this change in product mix between 1997 and 1998 resulted in a decline in overall fabricated wire product selling prices as EWP's fabricated wire products sell for lower prices than do Keystone's other fabricated wire products.

         Industrial Wire. The Company is one of the largest manufacturers of industrial wire in the United States. At its Peoria, Illinois, Hortonville, Wisconsin, Sherman, Texas and Caldwell, Texas facilities, the Company produces custom-drawn industrial wire in a variety of gauges, finishes and packages for further consumption by the Company's fabricated wire products operations or for sale to industrial fabrication and original equipment manufacturer customers. The Company's drawn wire is used by customers in the production of a broad range of finished goods, including nails, coat hangers, barbecue grills, air conditioners, tools, containers, refrigerators and other appliances. Management believes that with a few exceptions, its industrial wire customers do not generally compete with the Company.

         Carbon Steel Rod. The Company produces low carbon steel rod at its rod mill located in Peoria, Illinois. Low carbon steel rod, with carbon content of up to 0.38%, is more easily shaped and formed than higher carbon rod and is suitable for a variety of applications where ease of forming is a consideration. Although Keystone's six wire fabrication facilities on occasion buy rod from outside suppliers, during 1999, approximately 65% of the rod manufactured by the Company was used internally to produce wire and fabricated wire products. The remainder of the Company's rod production was sold directly to producers of construction products, fabricated wire products and industrial wire, including products similar to those manufactured by the Company.

Industry and Competition

         The fabricated wire products, industrial wire and carbon steel rod businesses in the United States are highly competitive and are comprised primarily of several large mini-mill rod producers, many small independent wire companies and a few large diversified rod and wire producers, such as the Company. Keystone's principal competitors in the fabricated wire products and industrial wire markets are Insteel, Leggett and Platt, Deacero, Merchants Metals, Inc. and Davis Wire Corporation. Competition in the fabricated wire product and industrial wire markets is based on a variety of factors, including channels of distribution, price, delivery performance, product quality, service, and brand name preference. Since carbon steel rod is a commodity steel product, management believes the domestic rod market is more competitive than the fabricated wire products and industrial wire markets, and price is the primary competitive factor. Among Keystone's principal domestic carbon steel rod competitors are North Star Steel, Co-Steel Raritan, GS Industries and Rocky Mountain Steel.

         The Company also competes with many small independent wire companies who purchase rod from domestic and foreign sources. Due to the breadth of Keystone's fabricated wire products and industrial wire offerings, its ability to service diverse geographic and product markets, and the low relative cost of its internal supply of rod, the Company believes it is well positioned to compete effectively with non-diversified rod producers and wire companies. Foreign steel and industrial wire producers also compete with the Company and other domestic producers.

         The domestic steel rod industry continues to experience consolidation. In addition, worldwide overcapacity in the steel industry continues to exist and imports of rod and certain wire products in recent years have increased significantly. In an effort to stem increasing levels of imported rod, in December 1998, Keystone, joined by six other companies (representing more than 75% of the market), and a labor union petitioned the U.S. International Trade Commission (the "ITC") seeking relief under Section 201 of the Trade Act of 1974. During 1999, the ITC recommended President Clinton impose a 15% tariff on all foreign rod imports except for those from Canada, Mexico and certain other countries covered under trade acts. In February 2000, the President announced the implementation of a Tariff-Rate Quota ("TRQ") for three years. The tariff will be imposed on wire rod imports from countries subject to the TRQ once imports initially exceed 1.6 million net tons. This level will be increased by two percent in years two and three. The tariff rate will be 10% in the first year, 7.5% in the second year and 5% in the third year. The Company does not anticipate that the TRQ will have a major impact on the industry.

         Keystone believes its facilities are well located to serve markets throughout the continental United States, with principal markets located in the Midwestern, Southwestern and Southeastern regions. Close proximity to its customer base provides the Company with certain advantages over foreign and certain domestic competition including reduced shipping costs, improved customer service and shortened delivery times. The Company believes higher transportation costs and the lack of local distribution centers tend to limit foreign producers' penetration of the Company's principal fabricated wire products and industrial wire markets, but there can be no assurance this will continue to be the case.

         The Company has implemented a direct order/inventory control system that is designed to enhance its ability to serve high volume, retail customers. Keystone believes this system will provide the Company with a competitive advantage in the service of its major retail customers.

Raw Materials and Energy

         The principal raw material used in Keystone's operations is scrap steel. The Company's steel mill is located close to numerous sources of high density automobile, industrial and railroad scrap, all of which are currently available from numerous sources. The purchase of scrap steel is highly competitive and its price volatility is influenced by periodic shortages, freight costs, weather, and other conditions beyond the control of the Company. The cost of scrap can fluctuate significantly and product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of increases in scrap prices. The Company has not entered into any long-term contracts for the purchase or supply of scrap steel and it is, therefore, subject to the price fluctuation of scrap steel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Keystone's manufacturing processes consume large amounts of energy in the form of electricity and natural gas. The Company purchases electrical energy for its Peoria facility from a utility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power to the Company's manufacturing facilities. The utility has in the past, and may in the future, refuse or interrupt service to the Company resulting in decreased production and increased costs associated with the related downtime. In addition, the utility has the right to pass through certain of its costs to consumers through fuel adjustment charges. During the 1999 third quarter, the Company received an unexpected $2.2 million fuel adjustment charge from the Peoria plant's electricity provider. The charge is payable in 12 equal installments beginning in January 2000. The utility may in the future bill the Company for fuel adjustment charges.

Trademarks

         The Company has registered the trademark RED BRAND for field fence and related products. Adopted by Keystone in 1924, the RED BRAND trademark has been widely advertised and enjoys high levels of market recognition. The Company also maintains other trademarks for various products which have been promoted in their respective markets.

Employment

         Keystone currently employs approximately 1,980 people, of whom approximately 1,160 are represented by the Independent Steel Workers' Alliance ("ISWA") at its Peoria, Illinois facilities, approximately 160 are represented by the International Association of Machinists and Aerospace Workers (Local
1570) ("IAMAW") at its Sherman, Texas facilities and approximately 80 are represented by Local Union #40, An Affiliate to the International Brotherhood of Teamsters' Chauffeurs Warehousemen And Helpers of America, AFL-CIO ("IBTCWHA") at its Upper Sandusky, Ohio facility. The current collective bargaining agreements with the ISWA, IAMAW and IBTCWHA expire in May 2002, March 2000 and November 2001, respectively. Keystone has begun discussions with the IAMAW concerning the renewal of its collective bargaining agreement and entered into a contract extension to April 15, 2000. The Company believes its relationship with its employees are good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Customers

         The Company sells its products to customers in the agricultural, industrial, construction, commercial, original equipment manufacturer and retail markets primarily in the Midwestern, Southwestern and Southeastern regions of the United States. Customers vary considerably by product and management believes Keystone's ability to offer a broad range of product represents a competitive advantage in servicing the diverse needs of its customers.

         A listing of end-user markets by products follows:

 Product                         Principal Markets Served
-------------------------        ------------------------------------------
 Fencing products                Agricultural, construction, do-it-yourself
                                   retailers
 Wire mesh products              Agricultural, construction
 Nails                           Construction, do-it-yourself retailers
 Industrial wire                 Producers of fabricated wire products
 Carbon steel rod                Producers of industrial wire and
                                   fabricated wire products
 Lawn and garden products        Do-it-yourself retailers

         Keystone's industrial wire customers include manufacturers and producers of nails, coat hangers, barbecue grills, air conditioners, tools, containers, refrigerators and other appliances. With few exceptions, these customers are generally not in competition with the Company. Keystone's rod customers include other downstream industrial wire and fabricated wire products companies including manufacturers of products similar to those manufactured by the Company.

         The Company's ten largest customers represented approximately one-third of Keystone's net sales in each of the past three years. No single customer accounted for more than 8% of the Company's net sales during each of 1997, 1998 or 1999. Keystone's fabricated wire products, industrial wire and rod business is not dependent upon a single customer or a few customers, the loss of any one, or a few, of which would have a material adverse effect on its business.

Backlog

         The Company's backlog of unfilled cancelable fabricated wire products, industrial wire and rod purchase orders, for delivery generally within three months, approximated $28 million at both December 31, 1998 and December 31, 1999. Keystone believes backlog is not a significant factor in its business, and all of the backlog at December 31, 1999 will be shipped during 2000.

Household cleaning products

         DeSoto, Inc. ("DeSoto"), a wholly owned subsidiary of Keystone, operated a division that manufactured household cleaning products (primarily powdered and liquid laundry detergents) at a facility located in Joliet, Illinois ("Joliet"). Keystone acquired DeSoto in September 1996. In January 1999, DeSoto sold the Joliet division and Keystone changed DeSoto's name to Sherman Wire Company. For the years ended December 31, 1997 and 1998, Joliet had net sales of $14 million and $10 million, respectively. Joliet manufactured most products on a make and ship basis, and, as such, overall levels of raw materials and finished goods inventories maintained by Joliet were relatively nominal. Approximately 85% of Joliet's sales for 1997 and 1998 were to a single customer.

Environmental Matters

         Keystone's production facilities are affected by a variety of environmental laws and regulations, including laws governing the discharge of water pollutants and air contaminants, the generation, transportation, storage, treatment and disposal of solid wastes and hazardous substances and the handling of toxic substances, including certain substances used in, or generated by, the Company's manufacturing operations. Many of these laws and regulations require permits to operate the facilities to which they pertain. Denial, revocation, suspension or expiration of such permits could impair the ability of the affected facility to continue operations.

         The Company records liabilities related to environmental issues at such time as information becomes available and is sufficient to support a reasonable estimate of a range of loss. If Keystone is unable to determine that a single amount in an estimated range is more likely, the minimum amount of the range is recorded. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

         Keystone believes its current operating facilities are in material compliance with all presently applicable federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Environmental legislation and regulations have changed rapidly in recent years and the Company may be subject to increasingly stringent environmental standards in the future.

         Information in Note 13 to the Consolidated Financial Statements is incorporated herein by reference.

ITEM 2. PROPERTIES.

         The Company's principal executive offices are located in approximately 3,200 square feet of leased space at 5430 LBJ Freeway, Dallas, Texas 75240-2697.

         Keystone's fabricated wire products, industrial wire and rod production facilities utilize approximately 2.6 million square feet for manufacturing and office space, approximately 77% of which is located at the Company's Peoria, Illinois facility.

         The following table sets forth the location, size and general product types produced for each of the Company's steel and wire facilities, all of which are owned by the Company.

                                                    Approximate
                                                        Size
  Facility Name                Location             (Square Feet)       Products Produced
------------------------       ----------------     -------------   --------------------------------------
Keystone Steel & Wire          Peoria, IL             2,012,000     Fabricated wire products, industrial
                                                                      wire, carbon steel rod
Sherman Wire                   Sherman, TX              299,000     Fabricated wire products and industrial
                                                                      wire
Engineered Wire Products       Upper Sandusky, OH        83,000     Fabricated wire products
Keystone Fasteners             Springdale, AR            76,000     Fabricated wire products
Fox Valley Steel & Wire        Hortonville, WI           74,000     Fabricated wire products and industrial
                                                                      wire
Sherman Wire of Caldwell       Caldwell, TX              73,000     Fabricated wire products and industrial
                                                                      wire

         The Company believes all of its facilities are well maintained and satisfactory for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS.

         Keystone is involved in various legal proceedings. Information required by this Item is included in Notes 13 and 15 to the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Keystone's common stock is listed and traded on the New York Stock Exchange (symbol: KES). The number of holders of record of the Company's common stock as of March 20, 2000 was 1,613. The following table sets forth the high and low closing sales prices of the Company's common stock for the calendar years indicated, according to published sources.

                                                      High               Low
                                                      ----               ---
  1999

  First quarter .............................        $ 9.75           $ 5.50
  Second quarter ............................          7.94             6.50
  Third quarter .............................          6.56             4.19
  Fourth quarter ............................          6.13             3.88


  1998
  First quarter .............................        $12.38           $ 11.06
  Second quarter ............................         12.44             11.00
  Third quarter .............................         12.94              7.06
  Fourth quarter ............................          8.13              6.63

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

                                                                       Years ended December 31,
                                                   -----------------------------------------------------------------
                                                    1995          1996          1997           1998           1999
                                                    ----          ----          ----           ----           ----
                                                         (In thousands, except per share and per ton amounts)

Statement of Operations Data:
  Net sales                                       $345,657        $331,175    $354,073       $370,022       $355,688
  Cost of goods sold                               312,909         298,268     316,599        339,625        332,644
  Gross profit                                      32,748          32,907      37,474         30,397         23,044
  Selling expenses                                   4,367           3,855       4,628          6,042          6,845
  General and administrative
    expenses                                        17,185          22,779      17,918         19,139         20,850
  Operating income                                  11,141          10,662      23,292         13,033          2,578
  Interest expense                                   3,385           3,741       7,612         10,460         14,058

  Income (loss) before income taxes               $  8,078        $  4,240    $ 16,909       $  5,006       $(12,238)
  Provision (benefit) for income taxes               3,191           1,656       4,541          1,095         (4,754)
                                                  --------        --------    --------      ---------       ---------

  Net income (loss)                               $  4,887        $  2,584    $ 12,368       $  3,911       $ (7,484)
                                                  ========        ========    ========        =======       --------
  Net income (loss) available for common
    shares (1)                                    $  4,887        $  2,514    $ 12,088       $  3,754       $ (7,484)
                                                  ========        ========    ========        =======       ========

 Basic net income (loss) available for
    common shares per share                       $   .87         $   .38     $   1.30       $    .41       $   (.75)
                                                  =======         =======     ========       ========       ========
 Diluted net income (loss) available
    for common shares per share                   $   .86         $   .38     $   1.28       $    .40       $   (.75)
                                                  =======         =======     ========       ========        =======
  Weighted average common and common
    equivalent shares outstanding   :
    Basic                                            5,633           6,554       9,271          9,544          9,904
                                                  ========        ========    ========       ========       ========
    Diluted                                          5,654           6,560       9,435          9,669          9,904
                                                  ========        ========    ========       ========       ========

Other Financial Data:
  Cash contributions to defined benefit
    pension plans                                 $ 18,702        $  9,664       $   -         $    -           $  -
  Capital expenditures                              18,208          18,992      26,294         64,541         16,873
  Depreciation and amortization                     11,961          12,425      12,815         20,140         21,051

Other Steel and Wire Products Operating
  Data:
  Shipments (in tons):
    Fabricated wire products                           242             222         225            327            315
    Industrial wire                                    164             159         175            170            144
    Carbon steel rod                                   287             307         297            212            237
                                                  --------        --------    --------       --------       --------
      Total                                            693             688         697            709            696
                                                  ========        ========    ========       ========       ========

  Average selling prices (per ton):

    Fabricated wire products                      $    707        $    716    $    710       $    662       $    683
    Industrial wire                                    492             478         478            476            462
    Carbon steel rod                                   322             298         317            288            261

    Steel and wire products in total                   497             475         484            506            493

  Average total production cost per ton           $    452        $    430    $    437       $    464       $    461
  Average scrap purchase cost per ton                  128             125         122            110             94



                                                                    As of December 31,
                                              ---------------------------------------------------------------------
                                                1995           1996           1997           1998           1999
                                                ----           ----           ----           ----           ----
                                                                         (In thousands)

Balance Sheet Data:
  Working capital (deficit) (2)              $ (6,861)        $(15,907)     $ 52,684       $    555       $(13,920)
  Property, plant and equipment, net           86,436           92,608       112,754        156,100        150,156
  Total assets                                198,822          302,368       374,131        405,857        410,918
  Total debt                                   29,945           51,780       106,844        131,764        146,857
  Redeemable preferred stock                        -            3,500         3,500              -              -
  Stockholders' equity (deficit)              (37,493)          31,170        44,211         53,077         46,315


     (1) Includes dividends on preferred stock of $70,000, $280,000 and $157,000 in 1996, 1997 and 1998, respectively.

     (2) Working capital (deficit) represents current assets minus current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         The Company believes it is a leading manufacturer of fabricated wire products, industrial wire and carbon steel rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets and believes it is the third largest manufacturer of fabricated wire products and industrial wire in the United States based on tons shipped (459,000 in 1999).
Keystone's operations benefit from vertical integration as the Company's mini-mill supplies carbon steel rod produced from scrap steel to its downstream fabricated wire products and industrial wire operations. These downstream fabrication operations accounted for 79% of 1999 net sales. The Company's fabricated wire products typically yield higher and less volatile gross margins compared to rod. Management believes Keystone's fabricated wire businesses insulate it better than other rod producers from the effects of rod imports and new domestic rod production capacity. Moreover, the Company's rod production costs have generally been below the market price for rod providing a significant cost advantage over wire producers who purchase rod as a raw material.

         During December 1998, the Company substantially completed a two-year $75 million capital improvements plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency. The principal components of Keystone's capital improvements plan included reconfiguring its electric arc furnace, replacing its billet caster and upgrading its wire and rod mills. As a result of these capital improvements, beginning in 1999, the Company expected to increase its annual billet production capacity to 1 million tons from 655,000 tons. However, during 1999, Keystone experienced production problems related to the start-up of the new equipment. Keystone believes it has identified the start-up problems and expects to have these problems resolved and the equipment performing at the desired levels during the 2000 first quarter. In addition, although Keystone's new billet production capacity will be 1 million tons, the Company is presently limited by its Illinois Environmental Protection Agency construction permit to annual billet production of 820,000 tons. Keystone has applied for modifications to its permit to allow production of the 1 million ton capacity and expects to have that permit approved by September 30, 2000.

         The Company's steel making operations, together with billet purchases of 45,000 tons and 38,000 tons in 1999 and 1998, respectively, provided 728,000 tons and 679,000 tons of billets in 1999 and 1998, respectively. The current estimated annual production capacity of the Company's rod mill is 750,000 tons. The higher billet production and purchase volumes in 1999, resulted in rod production increasing 3% from 670,000 tons (89% of estimated capacity) in 1998 to 687,000 tons (92% of estimated capacity). Despite the potential increase in billet production capacity to 1 million tons, Keystone's rod production is constrained by the 750,000 ton capacity of its rod mill. The Company anticipates any excess billet production will be sold externally. Keystone's estimated current fabricated wire products and industrial wire production capacity is 589,000 tons. Utilization of the Company's annual fabricated wire products and industrial wire production capacity aggregated 82% in 1997, 85% in 1998 and 84% in 1999.

         In November 1994, the Company entered into a joint venture agreement and formed Engineered Wire Products, Inc. ("EWP") with Keystone owning a 20% equity interest in EWP. In December 1997, Keystone purchased the 80% of EWP not already owned by Keystone (the "EWP Acquisition"). As part of the joint venture agreement, Keystone supplied EWP with the majority of EWP's rod requirements. EWP then converted the rod to fabricated wire products which were primarily used in the concrete pipe and road construction businesses. During 1997, Keystone shipped 41,000 tons of rod to EWP. As a result of the acquisition of EWP, Keystone was able to convert its lower-margin rod sales to EWP, into higher-margin fabricated wire product sales. This change in product mix between 1997 and 1998 resulted in a decline in overall fabricated wire product selling prices as EWP's fabricated wire products sell for lower prices than do Keystone's other fabricated wire products.

         The Company's profitability is dependent in large part on its ability to utilize effectively its production capacity, which is affected by the availability of raw material, plant efficiency and other production factors and to control its manufacturing costs, which are comprised primarily of raw materials, energy and labor costs. Keystone's primary raw material is scrap steel. The price of scrap steel is highly volatile and scrap steel prices are affected by periodic shortages, freight costs, weather and other conditions largely beyond the control of the Company. Scrap prices can vary widely from period to period. The average per ton price paid for scrap by the Company was $122 in 1997, $110 in 1998 and $94 in 1999. Keystone's product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of any increases in scrap prices.

         The domestic steel rod industry continues to experience consolidation. In addition, worldwide overcapacity in the steel industry continues to exist and imports of rod and certain wire products in recent years have increased significantly. In an effort to stem increasing levels of imported rod, in December 1998, Keystone, joined by six other companies (representing more than 75% of the market), and a labor union petitioned the U.S. International Trade Commission (the "ITC") seeking relief under Section 201 of the Trade Act of 1974. During the 1999 second quarter, the ITC recommended President Clinton impose a 15% tariff on all foreign rod imports except for those from Canada, Mexico and certain other countries covered under trade acts. In February 2000, the President announced the implementation of a Tariff-Rate Quota ("TRQ") for three years. The tariff will be imposed on wire rod imports from countries subject to the TRQ once imports initially exceed 1.6 million net tons. This level will be increased by two percent in years two and three. The tariff rate will be 10% in the first year, 7.5% in the second year and 5% in the third year. The Company does not anticipate that the TRQ will have a major impact on the industry.

         Keystone consumes a significant amount of energy in its manufacturing operations and, accordingly, its profitability can also be adversely affected by the volatility in the price of coal, oil and natural gas resulting in increased energy, transportation, freight, scrap and supply costs. The Company purchases electrical energy for its Peoria, Illinois facility from a utility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power to its manufacturing facilities. The utility has in the past, and may in the future, refuse or interrupt service to Keystone resulting in decreased production and increased costs associated with the related downtime. In addition, the utility has the right to pass through certain of its costs to consumers through fuel adjustment charges. During the 1999 third quarter, the Company received an unexpected $2.2 million fuel-adjustment charge from the Peoria plant's electricity provider. The utility may in the future bill the Company for additional fuel adjustment charges.

         The Company was previously engaged in the manufacture and packaging of household cleaning products through the Joliet division of its subsidiary DeSoto, Inc. In January 1999, DeSoto sold such operations.

         Beginning in 1999, Keystone is also engaged in the marketing and distribution of wire, wood and plastic products to the consumer lawn and garden market, and the operation of a scrap recycling facility. These operations were insignificant when compared to the consolidated operations of the Company. As such, the results of their operations are not separately addressed in the discussion that follows.

Results Of Operations

         The following table sets forth Keystone's steel and wire production and sales volume data for the periods indicated.

                                                Years Ended December 31,
                                               ---------------------------
                                                    1997  1998  1999
                                                    ----  ----  ----
                                                 (In thousands of tons)

 Production volume:
   Billets:
    Produced .....................................   665   640   683
    Purchased ....................................    67    38    45
  Carbon steel rod ...............................   719   670   687

Sales volume:
  Fabricated wire products .......................   225   327   315
  Industrial wire ................................   175   170   144
  Carbon steel rod ...............................   297   212   237
                                                     ---   ---   ---
                                                     697   709   696
                                                     ===   ===   ===


        The following table sets forth the components of the Company's net sales for the periods indicated.

                                                      Years Ended December 31,
                                                  --------------------------------
                                                  1997          1998          1999
                                                  ----          ----          ----
                                                           (In millions)

 Steel and wire products:
  Fabricated wire products ..............       $  159.9     $  216.6     $  214.7
  Industrial wire .......................           83.8         81.0         66.6
  Carbon steel rod ......................           94.0         61.1         62.0
  Other .................................            2.4          1.3          1.4
                                                --------       ------       ------
                                                   340.1        360.0        344.7
Lawn and garden products ................         --           --             11.0
Household cleaning products .............           14.0         10.0       -
                                                --------       ------       ------
                                                $  354.1     $  370.0     $  355.7
                                                ========       ======       ======


         The following table sets forth selected operating data of Keystone as a percentage of net sales for the periods indicated.

                                                       Years Ended December 31,
                                                     --------------------------
                                                     1997       1998        1999
                                                     ----       ----        ----

Net sales .....................................      100.0%     100.0%     100.0%
Cost of goods sold ............................       89.4       91.8       93.5
Gross profit ..................................       10.6        8.2        6.5
Selling expenses ..............................        1.3        1.6        1.9
General and administrative expense ............        5.1        5.2        5.9
Overfunded defined benefit pension credit .....       (1.8)      (2.6)      (1.6)

Income (loss) before income taxes .............        4.8%       1.4%      (3.4)%
Provision (benefit) for income taxes ..........        1.3         .3       (1.3)
                                                     -----      -----      -----
Net income (loss) .............................        3.5%       1.1%      (2.1)%
                                                     =====      =====      =====


Year ended December 31, 1999 compared to year ended December 31, 1998

         Net sales declined 3.9% in 1999 from 1998 due primarily to a 2% decline in overall steel and wire product selling prices and a 1.9% decline in volume. During 1999, fabricated wire products represented 60% of net sales as compared to 59% in 1998; industrial wire declined to 19% of net sales in 1999 as compared to 22% in 1998; and carbon steel rod sales in 1999, as a percentage of net sales, were unchanged from the 1998 level at 17%. The 2% decline in overall product selling prices ($12 per ton) adversely impacted net sales by $8.4 million.

         Fabricated wire products selling prices increased 3% while shipments declined 4% in 1999 as compared to 1998. Industrial wire selling prices declined 3% in 1999 when compared to 1998 while shipments declined 15%. Carbon steel rod selling prices declined 9% while shipments increased 12% as compared to 1998.


         Gross profit declined approximately 24% to $23.0 million in 1999 from $30.4 million in 1998. Gross margin declined to 6.5% from 8.2% in 1998 as lower scrap costs, Keystone's primary raw material, were more than offset by lower overall selling prices, and higher production costs. The higher production costs were due primarily to increased costs associated with the start-up of the Company's capital projects that were completed during 1998, weather related issues in the first quarter of 1999, purchased billet costs, a $1.7 million charge due to a change in the manner in which vacation time was earned for employees covered by a new labor union contract at the Company's Peoria facility, an unexpected $2.2 million fuel adjustment charge from the Peoria plant's electricity provider and a $1.6 million charge in connection with the write-off of certain production equipment at the Peoria facility. During the fourth quarter of 1999, the Company determined that certain infrastructure-related equipment would need to be replaced at the end of the year as a result of the start-up of certain capital projects, and Keystone charged the equipment's remaining net book value to depreciation expense in 1999. In addition, Keystone recorded a $2.7 million benefit during 1999 as a result of favorable legal settlements with certain electrode vendors related to alleged price fixing. The Company received similar settlements in 1998 totaling $2.7 million and does not anticipate it will receive any further electrode settlements. Keystone believes the start-up issues related to new equipment have been identified and that these issues will be resolved and the equipment performing at the desired levels by the end of the first quarter of 2000. However, the Company believes these problems will continue to adversely impact earnings during the first quarter of 2000. Keystone's scrap costs declined 15% during 1999 as compared to 1998. During 1999, the Company purchased 768,000 tons of scrap at an average price of $94 per ton as compared to 1998 purchases of 716,000 at an average price of $110 per ton. Keystone expects average scrap costs in 2000 will exceed 1999 average costs. The Company also purchased 45,000 tons of billets during 1999 at an average cost of $195 per ton as compared to 38,000 tons of billets in 1998 at an average price of $196 per ton. Keystone does not anticipate purchasing any billets during 2000.

         Selling expenses increased 13% to $6.8 million in 1999 from $6.0 million in 1998 primarily as a result of the higher selling expenses associated with the Company's lawn and garden products segment.

         General and administrative expenses increased 9% to $20.9 million in 1999 from $19.1 million in 1998 primarily due to higher general insurance expense, costs associated with the start-up of the Company's lawn and garden products segment, unfavorable legal settlements and higher environmental charges. In addition, 1998 included a legal fee reimbursement of $380,000.

         During 1999, Keystone recorded a non-cash pension credit of $5.6 million as compared to $9.4 million in 1998. The lower pension credit was primarily the result of increased pension benefits included in the Company's May 1999 labor contract with the Peoria facility's union. The Company currently estimates, for financial reporting purposes, that it will recognize a non-cash pension credit of approximately $3 million in 2000 and, does not anticipate cash contributions for defined benefit pension plan fundings will be required in 2000. However, future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases in pension expense or credit and future funding requirements. See Note 7 to the Consolidated Financial Statements.

         Interest expense during 1999 was higher than 1998 due principally to higher borrowing levels partially offset by lower interest rates. Average borrowings by the Company under its revolving credit facilities, EWP term loan and Senior Secured Notes approximated $142.7 million during 1999 as compared to $110.8 million in 1998. During 1999, the average interest rate paid by the Company was 9.3% per annum as compared to 9.6% per annum in 1998.

        At December 31, 1999, the Company's financial statements reflected total accrued liabilities of $18.2 million to cover estimated remediation costs arising from environmental issues. Although Keystone has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. See Note 13 to the Consolidated Financial Statements.

         The effective tax rates in 1999 and 1998 were 39% and 21.9%, respectively. The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in Note 5 to the Consolidated Financial Statements. The Company's deferred tax position at December 31, 1999 is also explained in Note 5 to the Consolidated Financial Statements and in "-- Liquidity and Capital Resources."

         As a result of the items discussed above, Keystone incurred a net loss of $7.5 million during 1999 as compared to net income in 1998 of $3.9 million.

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

         Gross profit declined approximately 19% to $30.4 million in 1998 from $37.5 million in 1997. Gross margin declined to 8.2% from 10.6% in 1997 as higher production costs more than offset higher overall selling prices and lower scrap costs. The higher production costs were due primarily to a new electrical supply contract at the Company's facility in Peoria, Illinois, unplanned equipment outages during the 1998 first quarter, power interruptions during the 1998 second quarter and increased costs associated with the start-up of the Company's capital projects that were completed during the third and fourth quarters of 1998. During 1998, the Company purchased 716,000 tons of scrap at an average price of $110 per ton as compared to 1997 purchases of 697,000 tons at an average price of $122 per ton. The Company purchased 38,000 tons of billets in 1998 at an average price of $196 per ton as compared to 67,000 tons of billets in 1997 at an average price of $238 per ton.

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

         On August 7, 1997 Keystone issued $100 million of 9 5/8% Senior Secured Notes (the "Senior Notes"). As such, interest expense in 1998 was significantly higher than 1997. Average borrowings by the Company under its revolving credit facilities, term loans and the Senior Notes amounted to approximately $110.8 million in 1998 as compared to $32.8 million in 1997. During 1998, the average interest rate paid by Keystone under these debt agreements was 9.6% per annum as compared to 9.4% in 1997. Keystone used $52.4 million of the net proceeds from the issuance of the Senior Notes to repay borrowings under the Company's revolving credit facility and to retire amounts outstanding under the Company's term loan.

         The effective tax rates in 1998 and 1997 were 21.9% and 26.9%, respectively.

         As a result  of the items  discussed  above,  net  income  during  1998 declined to $3.9 million from $12.4 million in 1997 and decreased as a percentage of sales to 1.1% from 3.5%.

Outlook for 2000

         Keystone believes it has identified the start-up problems relative to the new equipment at its Peoria, Illinois steel mill and expects to have these problems resolved and the equipment performing at the desired levels during the 2000 first quarter. However, the Company anticipates these issues will continue to negatively impact 2000 first quarter earnings. Management also believes scrap costs during 2000 will be higher than in 1999; although, management anticipates it will be able to increase its per-ton product selling prices to cover any significant increase in scrap costs. In addition, management believes that due to expected higher debt levels in 2000, interest expense will also be higher than in 1999. As such, operating results during 2000 could be adversely impacted and the Company may incur a net loss during the 2000 first quarter, although management expects the Company to be profitable for calendar 2000. In addition, management anticipates Keystone will receive permits by September 30, 2000 to increase billet production to 1 million tons, and plans to convert these incremental billets, either internally or externally, to carbon steel rod. Sales of this additional carbon steel rod would favorably impact earnings.

Liquidity And Capital Resources

         At December 31, 1999, Keystone had negative working capital of $13.9 million, including $2.0 million of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facilities of $44.0 million. The amount of available borrowings under these revolving credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Under the terms of the indenture related to the Senior Secured Notes, the Company's ability to borrow under its revolving credit facilities may be limited. At December 31, 1999, unused credit available for borrowing under Keystone's $60 million revolving credit facility, which expires December 31, 2001, and EWP's $6 million revolving credit facility, which expires June 30, 2000, and Garden Zone's $4 million revolving credit facility, which expires December 11, 2000, were $15.9 million, $.7 million and $.5 million respectively. The terms of the indenture will permit Keystone to borrow all of the $15.9 million unused credit available under Keystone's $60 million revolving credit facility during the first quarter of 2000. The Company's $60 million revolving credit facility requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility.

         During 1999, the Company's operating activities provided approximately $1.1 million of cash, compared to $16.8 million of cash provided by operating activities in 1998. In addition to lower earnings in 1999 as compared to 1998, cash flow from operations decreased in 1999 compared to 1998 due to relative changes in the levels of assets and liabilities. These decreases in cash flow were offset by lower capital expenditures.

         During 1999, Keystone made capital expenditures of approximately $16.9 million primarily related to upgrades of production equipment at its facility in Peoria, Illinois, as compared to $64.5 million in 1998. During 1997, the Company commenced a $75 million capital improvement plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency. Keystone substantially completed the capital improvement plan during 1998. As such, capital expenditures during 1999 were considerably less than capital expenditures during 1998. Capital expenditures for 2000 are currently estimated to be approximately $15 million and are related primarily to upgrades of, as well as additional, production equipment. These capital expenditures will be funded using borrowing availability under Keystone's revolving credit facilities.

         At December 31, 1999, the Company's financial statements reflected accrued liabilities of $18.2 million for estimated remediation costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

         Keystone does not expect to be required to make contributions to its pension plan during 2000. Future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases to pension expense or credit and funding requirements in future periods. See Note 7 to the Consolidated Financial Statements.

         The Company incurs significant ongoing costs for plant and equipment and substantial employee medical benefits for both current and retired employees. As such, Keystone is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. As a result of this process, the Company has in the past, and may in the future, reduce controllable costs, modify product mix, acquire and dispose of businesses, restructure certain indebtedness, and raise additional equity capital. Keystone will continue to evaluate the need for similar actions or other measures in the future in order to meet its obligations. The Company also routinely evaluates acquisitions of interests in, or combinations with, companies related to the Company's current businesses. Keystone intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities or increasing the indebtedness of the Company. However, Keystone's ability to incur new debt in the future may be limited by the terms of the indenture related to the 9 5/8% Senior Secured Notes.

         Management believes the cash flows from operations together with available cash and the funds available under the Company's revolving credit facilities will be sufficient to fund the anticipated needs of the Company's operations and capital improvements for the year ending December 31, 2000. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, interest rates, repayments of long-term debt, capital expenditures, and available borrowings under the Company's revolving credit facilities. However, liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes, or any significant increases in the cost of providing medical coverage to active and retired employees could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end-user markets or market share, the inability to maintain satisfactory billet and rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing. See Notes 13 and 15 to the Consolidated Financial Statements.

Year 2000 Issue

         As a result of certain computer programs being written using two digits rather than four to define the applicable year, certain computer programs that had date-sensitive software may have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

         Over the past few years, the Company has spent time, effort and money in order to address the Year 2000 Issue in an attempt to ensure that its computer systems, both information technology ("IT") systems and non-IT systems involving embedded chip technology, and software applications would function properly after December 31, 1999. This process included, among other things, the identification of all systems and applications potentially affected by the Year 2000 Issue, the determination of which systems and applications required remediation and the completion thereof and the testing of systems and applications following remediation for Year 2000 compliance. In addition, the Company requested confirmation from its major software and hardware vendors, suppliers and customers that they were developing and implementing plans to become, or that they had become, Year 2000 compliant. Contingency plans were also developed to address potential Year 2000 Issues related to business interruption in the event one or more internal systems or the systems of third parties upon which the Company relies ultimately proved not to be Year 2000 compliant. As part of these contingency plans, the Company's steel making facility in Peoria, Illinois temporarily idled its manufacturing facilities shortly before the end of 1999 as an added safeguard against unexpected loss of utility service; and such facilities resumed production shortly after midnight of year-end 1999. After all of the efforts described above, the Company believed its key systems were Year 2000 compliant prior to December 31, 1999. The amount spent by Keystone to address the Year 2000 Issue, excluding the cost of ongoing system upgrades, was not significant.

         To date in 2000, none of the Company's manufacturing facilities have suffered any downtime due to non-compliant systems, nor have any significant problems associated with the Year 2000 Issue been identified in any of such systems. Keystone will continue to monitor its major systems in order to ensure such systems continue to be Year 2000 compliant. However, based primarily upon the length of time into 2000 which has elapsed without the identification of any significant problems related to the Year 2000 Issue, the Company does not currently expect to experience any significant Year 2000 Issue-related problems.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to changes in interest rates relates primarily to long-term debt obligations. At December 31, 1999, 97% of the Company's long-term debt was comprised of 9.6% average fixed rate instruments, which minimize earnings volatility related to interest expense. Keystone does not currently participate in interest rate-related derivative financial instruments.

         The table below presents principal amounts and related weighted-average interest rates by maturity date for the Company's long-term debt obligations.

                                                 Contracted Maturity Date                             Fair Value
                           --------------------  -------------------------------------------
                             2000     2001    2002     2003    2004     Thereafter     Total      December 31, 1999
                             ----     ----    ----     ----    ----     ----------     -----      -----------------
                                                                ($ In thousands)

Fixed-rate debt -
  Principal amount             $782    $593   $196     $30     $52      $100,000     $101,653            $93,943

  Weighted-average

    interest rate              8.3%    8.6%    9.0%     9.3%    9.3%         9.6%         9.6%

Variable-rate debt-
  Principal amount         $45,204      $ -    $ -    $        $ -        $    -     $ 45,204            $45,204
                                                         -

  Weighted-average

    interest rate              9.2%      -%     - %      - %     - %         - %          9.2%


         At December 31, 1998, long-term debt included fixed-rate debt of $102.2 million (fair value - $97.6 million) with a weighted average interest rate of 9.6% and $29.6 million variable-rate debt which approximated fair value, with a weighted-average interest rate of 8.6%.

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

Exhibit No.                          Exhibit

3.1 Certificate of Incorporation, as amended and filed with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
     1990).

3.2  Bylaws  of  the  Company,   as  amended  and  restated  December  30,  1994
     (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

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

4.3 Indenture dated as of August 7, 1997 relating to the Registrant's 9 5/8% Senior Secured Notes due 2007 (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed September 4, 1997).

4.4 Fourth Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of December 31, 1999 between Registrant and Congress Financial Corporation (Central).

4.5 Second Amendment to Revolving Loan and Security Agreement dated as of December 31, 1999 between Sherman Wire Company and Congress Financial Corporation (Central).

4.6 Fifth Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of February 3, 2000 between Registrant and Congress Financial Corporation (Central).

10.1 Intercorporate Services Agreement with Contran Corporation dated as of January 1, 1999.

10.2 The Combined Master Retirement Trust between Valhi, Inc. and Harold C. Simmons as restated effective July 1, 1995 (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-35955)).

10.3* Keystone Consolidated Industries, Inc. 1992 Incentive Compensation Plan.
     (Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (Registration No. 33-63086)).

10.4*Keystone Consolidated Industries,  Inc. 1992 Non-Employee Director Stock
     Option Plan. (Incorporated by reference to Exhibit 99.2 to Registrant's Registration Statement on Form S-8 (Registration No. 33-63086)).

10.5*Keystone  Consolidated  Industries,  Inc. 1997 Long-Term Incentive Plan.
     (Incorporated by reference to Appendix A to Registrant's Schedule 14A filed April 25, 1997).

10.6*Amendment to the Keystone Consolidated  Industries,  Inc. 1997 Long-Term
     Incentive Plan. (Incorporated by reference to Registrant's Schedule 14A filed April 24, 1998.)

10.7*Form of Deferred Compensation Agreement between the Registrant and certain executive officers. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-3919) for the quarter ended March 31, 1999).

21   Subsidiaries of the Company.

23.1 Consent of PricewaterhouseCoopers LLP

23.2 Consent of PricewaterhouseCoopers LLP

27   Financial Data Schedule

99 Annual report of the Keystone Consolidated Industries, Inc. Deferred Incentive Plan (Form 11-K) to be filed under Form 10-K/A to this Annual Report on Form 10-K within 180 days after December 31, 1999.

  (b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

  *Management contract, compensatory plan or agreement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated March 31, 2000, thereunto duly authorized.

                                       KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                       (Registrant)



                                        /s/ GLENN R. SIMMONS
                                        Glenn R. Simmons
                                        Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and dated as of March 31, 2000 by the following persons on behalf of the registrant and in the capacities indicated:

  /s/ GLENN R. SIMMONS                                          /s/ DAVID E. CONNOR
------------------------------                                ---------------------
      Glenn R. Simmons                                        David E. Connor
    Chairman of the Board                                                     Director

  /s/ J. WALTER TUCKER, JR.                                     /s/ WILLIAM P. LYONS
------------------------------------------------              ----------------------
      J. Walter Tucker, Jr.                                         William P. Lyons
    Vice Chairman of the Board                                          Director

  /s/ THOMAS E. BARRY                                           /s/ ROBERT W. SINGER
------------------------------------------------              ----------------------
      Thomas E. Barry                                           Robert W. Singer
         Director                                                    President and
                                                                Chief Executive Officer

  /s/ PAUL M. BASS, JR.                                        /s/ HAROLD M. CURDY
------------------------------------------------              --------------------
         Paul M. Bass, Jr.                                      Harold M. Curdy
             Director                                           Vice President -- Finance,
                                                                 Treasurer and Principal
                                                                       Financial Officer

  /s/ WILLIAM SPIER                                             /s/ BERT E. DOWNING, JR.
------------------------------------------------              --------------------------
         William Spier                                        Bert E. Downing, Jr.
            Director                                          Corporate Controller and
                                                                Principal Accounting Officer

   /s/ STEVEN L. WATSON
---------------------------------------
       Steven L. Watson
           Director

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

   Index of Consolidated Financial Statements and Financial Statement Schedule

                                                                          Page

Financial Statements

  Report of Independent Accountants....................................... F-2

  Consolidated Balance Sheets -- December 31, 1998 and 1999........... F-3/F-4

  Consolidated Statements of Operations -- Years ended December 31,
    1997, 1998 and 1999.................................................... F-5

  Consolidated Statements of Redeemable Preferred Stock and Common
    Stockholders' Equity -- Years ended

    December 31, 1997, 1998 and 1999....................................... F-6

  Consolidated Statements of Cash Flows -- Years ended December 31,
    1997, 1998 and 1999................................................ F-7/F-8

  Notes to Consolidated Financial Statements.......................... F-9/F-32

Financial Statement Schedule

  Schedule II -- Valuation and Qualifying Accounts .........................S-1

     Schedules I, III and IV are omitted because they are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Keystone Consolidated Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Keystone Consolidated Industries, Inc. and Subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                PricewaterhouseCoopers LLP

March 9, 2000
Dallas, Texas

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1999

                        (In thousands, except share data)




              ASSETS                                       1998            1999
                                                         --------        ------

Current assets:
  Notes and accounts receivable,
   net of allowances
    of $4,915 and $2,297 .........................       $ 36,786       $ 32,819
  Inventories ....................................         52,239         66,083
  Deferred income taxes ..........................         18,985         17,396
  Prepaid expenses and other .....................          3,916          1,364
                                                         --------       --------

      Total current assets .......................        111,926        117,662
                                                         --------       --------

Property, plant and equipment:
  Land, buildings and improvements ...............         50,637         51,637
  Machinery and equipment ........................        299,165        301,932
  Construction in progress .......................          4,880          4,308
                                                         --------       --------
                                                          354,682        357,877
Less accumulated depreciation ....................        198,582        207,721
                                                         --------       --------

      Net property, plant and equipment ..........        156,100        150,156
                                                         --------       --------

Other assets:
  Restricted investments .........................          8,624          9,180
  Prepaid pension cost ...........................        120,516        126,126
  Deferred financing costs .......................          3,493          3,034
  Goodwill .......................................          1,115          1,002
  Other ..........................................          4,083          3,758
                                                         --------       --------

      Total other assets .........................        137,831        143,100
                                                         --------       --------

                                                         $405,857       $410,918
                                                         ========       ========

          See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 1998 and 1999

                        (In thousands, except share data)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           1998            1999
                                                         --------        ------

Current liabilities:
  Notes payable and current maturities of
    long-term debt ...................................   $  29,912    $  45,986
  Accounts payable ...................................      34,002       30,689
  Accounts payable to affiliates .....................        --             70
  Accrued OPEB cost ..................................      10,000        9,500
  Other accrued liabilities ..........................      37,457       45,337
                                                         ---------    ---------

      Total current liabilities ......................     111,371      131,582
                                                         ---------    ---------

Noncurrent liabilities:
  Long-term debt .....................................     101,852      100,871
  Accrued OPEB cost ..................................      99,047       98,802
  Deferred income taxes ..............................       6,162        1,100
  Negative goodwill ..................................      24,065       22,709
  Other ..............................................      10,283        9,539
                                                         ---------    ---------

      Total noncurrent liabilities ...................     241,409      233,021
                                                         ---------    ---------

Stockholders' equity:
  Common stock, $1 par value, 12,000,000 shares
    authorized; 9,838,629 and 9,927,665  shares issued
    at stated value ..................................      10,569       10,656
  Additional paid-in capital .........................      51,763       52,398
  Accumulated deficit ................................      (9,243)     (16,727)
  Treasury stock - 1,134 shares, at cost .............         (12)         (12)
                                                         ---------    ---------

      Total stockholders' equity .....................      53,077       46,315
                                                         ---------    ---------
                                                         $ 405,857    $ 410,918
                                                         =========    =========

Commitments and contingencies (Notes 13, 14 and 15)

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1997, 1998 and 1999

                      (In thousands, except per share data)



                                                                         1997            1998            1999
                                                                       --------        --------         ------

Revenues and other income:
  Net sales                                                             $354,073        $370,022         $355,688
  Interest                                                                 1,218             594              452
  Other, net                                                               2,053             212              463
                                                                        --------        --------         --------

                                                                         357,344         370,828          356,603
                                                                        --------        --------         --------

Costs and expenses:
  Cost of goods sold                                                     316,599         339,625          332,644
  Selling                                                                  4,628           6,042            6,845
  General and administrative                                              17,918          19,139           20,850
  Overfunded defined benefit pension credit                               (6,322)         (9,444)          (5,610)
  Interest                                                                 7,612          10,460           14,058
                                                                        --------        --------         --------

                                                                         340,435         365,822          368,787
                                                                        --------        --------         --------

                                                                          16,909           5,006          (12,184)
    Equity in losses of Alter Recycling

      Company L.L.C.                                                        -               -                 (54)
                                                                        --------        --------         --------

      Income (loss) before income taxes                                   16,909           5,006          (12,238)

Provision (benefit) for income taxes                                       4,541           1,095           (4,754)
                                                                        --------        --------         --------

      Net income (loss)                                                   12,368           3,911           (7,484)

Dividends on preferred stock                                                 280             157             -
                                                                        --------        --------         --------

  Net income (loss) available for
    common shares                                                       $ 12,088        $  3,754         $ (7,484)
                                                                        ========        ========         ========


Net income (loss) per share available for common shares:

    Basic                                                              $   1.30        $    .41        $   (.75)
                                                                       ========        ========        ========
    Diluted                                                            $   1.28        $    .40        $   (.75)
                                                                       ========        ========        ========

Weighted average common and common equivalent shares outstanding:

    Basic                                                                  9,271           9,544            9,904
                                                                        ========        ========         ========
    Diluted                                                                9,435           9,669            9,904
                                                                        ========        ========         ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK

                         AND COMMON STOCKHOLDERS' EQUITY

                  Years ended December 31, 1997, 1998 and 1999

                                 (In thousands)

                                                                              Common stockholders' equity
                                                               --------------------------------------------------------------------
                                                                                                                          Total
                                                Redeemable         Common stock     Additional                            common
                                                preferred     --------------------  paid-in    Accumulated  Treasury  stockholders'
                                                 stock           Shares  Amount     capital    (deficit)      stock       equity
                                                ---------       ------   ------     ---------  --------     ---------    --------

Balance - December 31, 1996 ................    $  3,500        9,190    $  9,920    $ 46,347    $(25,085)    $    (12)   $ 31,170

Net income .................................        --           --          --          --        12,368         --        12,368
Issuance of stock ..........................        --            109         109         844        --           --           953
Preferred dividends declared ...............         280         --          --          --          (280)        --          (280)
Preferred dividends paid ...................        (280)        --          --          --          --           --          --
                                                --------     --------    --------    --------    --------     --------     --------

Balance - December 31, 1997 ................       3,500        9,299      10,029      47,191     (12,997)         (12)     44,211

Net income .................................        --           --          --          --         3,911         --         3,911
Exercise of warrants and redemption
  of preferred stock, net ..................      (3,500)         448         448       3,753        --           --         4,201
Issuance of stock - other ..................        --             92          92         819        --           --           911
Preferred dividends declared ...............         157         --          --          --          (157)        --          (157)
Preferred dividends paid ...................        (157)        --          --          --          --           --          --
                                                --------     --------    --------    --------    --------     --------    --------

Balance - December 31, 1998 ................        --          9,839      10,569      51,763      (9,243)         (12)     53,077

Net loss ...................................        --           --          --          --        (7,484)        --        (7,484)
Issuance of stock ..........................        --             87          87         635        --           --           722
                                                --------     --------    --------    --------    --------     --------    --------

Balance - December 31, 1999 ................    $   --          9,926    $ 10,656    $ 52,398    $(16,727)    $    (12)   $ 46,315
                                                ========     ========    ========    ========    ========     ========    ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1997, 1998 and 1999

                                 (In thousands)

                                                 1997       1998         1999
                                               ---------  ---------    --------

Cash flows from operating activities:

  Net income (loss) ........................   $ 12,368    $  3,911    $ (7,484)
  Depreciation and amortization ............     12,815      20,140      21,051
  Amortization of deferred financing costs .        455         509         519
  Deferred income taxes ....................      1,573       3,078      (3,363)
  Other, net ...............................      2,425       1,571      (3,089)
  Change in assets and liabilities:
    Notes and accounts receivable ..........     (1,978)     (2,027)      4,323
    Inventories ............................     (9,671)      1,691     (14,685)
    Prepaid pension cost ...................     (6,322)     (9,444)     (5,610)
    Accounts payable .......................     (6,455)      4,323      (1,923)
    Other, net .............................      6,249      (6,947)     11,312
                                               --------    --------    --------

      Net cash provided by operating
        activities .........................     11,459      16,805       1,051
                                               --------    --------    --------

Cash flows from investing activities:

  Capital expenditures .....................    (26,294)    (64,541)    (16,873)
  Acquisition of businesses ................    (11,285)       --          --
  Proceeds from disposition of property
    and equipment ..........................      2,720          11          27
  Other, net ...............................        212        (448)        702
                                               --------    --------    --------

      Net cash used by investing activities     (34,647)    (64,978)    (16,144)
                                               --------    --------    --------

          See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1997, 1998 and 1999

                                 (In thousands)

                                                 1997         1998          1999
                                               ---------    ---------    ---------

Cash flows from financing activities:

  Revolving credit facilities, net .........   $ (31,095)   $  26,110    $  15,437
  Other notes payable and long-term debt:
    Additions ..............................     100,294           95        1,125
    Principal payments .....................     (19,535)      (1,285)      (1,469)
  Preferred stock dividend payments ........        (280)        (157)        --
  Deferred financing costs paid ............      (3,918)        (207)        --
  Exercise of warrants and redemption of
    preferred stock, net ...................        --            701         --
  Common stock issued, other ...............         344          294         --
                                               ---------    ---------    ---------

    Net cash provided by financing
       activities ..........................      45,810       25,551       15,093
                                               ---------    ---------    ---------

Net change in cash and cash equivalents ....      22,622      (22,622)        --

Cash and cash equivalents, beginning of year        --         22,622         --
                                               ---------    ---------    ---------

Cash and cash equivalents, end of year .....   $  22,622    $    --      $    --
                                               =========    =========    =========


Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized ....   $   4,068    $  10,903    $  13,887
    Income taxes paid (refund), net ........       4,253          217       (3,575)
  Common stock contributed to employee
    benefit plan ...........................   $     578    $     617    $     722

Business combination:
  Net assets consolidated:
    Goodwill ...............................   $   1,229         --           --
    Other noncash assets ...................      22,321         --           --
    Liabilities ............................      (9,500)        --           --

    Negative goodwill ......................        --           --           --
                                               ---------    ---------    ---------
                                                  14,050         --           --
  Recorded equity in joint venture .........      (2,765)        --           --
                                               ---------    ---------    ---------

  Cash paid ................................   $  11,285    $    --      $    --
                                               =========    =========    =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies

     Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") is 50% owned by Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee, or by Mr. Simmons directly. The Company may be deemed to be controlled by Contran and Mr. Simmons.

         Principles of consolidation and management's estimates. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 1999 presentation.

         In January 1999, Keystone's wholly-owned subsidiary, DeSoto, Inc. ("DeSoto") sold its household cleaning products division. DeSoto did not record any gain or loss as a result of this sale. Subsequent to the sale, Desoto changed its name to Sherman Wire Company ("Sherman").

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

         Fiscal year. The Company's fiscal year is 52 or 53 weeks and ends on the last Sunday in December. Each of fiscal 1997, 1998 and 1999 were 52-week years.

         Net sales.  Sales are recorded when products are shipped.

         Inventories. Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 76% and 79% of the inventories held at December 31, 1998 and 1999, respectively. The first-in, first-out or average cost methods are used to determine the cost of all other inventories.

         Property, plant, equipment and depreciation. Property, plant and equipment are stated at cost. Interest cost capitalized in 1997, 1998 and 1999 amounted to $483,000, $878,000, and $50,000, respectively. Expenditures for repairs, maintenance and minor repairs are expensed as incurred. Expenditures for improvements which substantially increase an asset's capacity or alter its capabilities are capitalized.

         Depreciation is computed using principally the straight-line method over the estimated useful lives of 10 to 30 years for buildings and improvements and three to 12 years for machinery and equipment. Depreciation expense amounted to $14,434,000, $20,849,000 and $21,741,000 during the years ended December 31,
1997, 1998, and 1999, respectively.

         Investment in joint ventures. Investments in 20% but less than majority-owned companies are accounted for by the equity method. Differences between the cost of the investments and Keystone's pro rata share of separately-reported net assets if any, are not significant.

         Retirement plans and post-retirement benefits other than pensions. Accounting and funding policies for retirement plans and post retirement benefits other than pensions ("OPEB") are described in Note 7.

         Environmental liabilities. The Company records liabilities related to environmental issues at such time as information becomes available and is sufficient to support a reasonable estimate of range of loss. If the Company is unable to determine that a single amount in an estimated range is more likely, the minimum amount of the range is recorded. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. At both December 31, 1998 and 1999 the Company had such assets recorded of approximately $323,000.

         Income taxes. Deferred income tax assets and liabilities are recognized for the expected future tax effects of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities.

         Advertising costs. Advertising costs, expensed as incurred, were $.7 million in 1997, $1.1 million in 1998 and $.5 million in 1999.

         Income (loss) per share. Basic income (loss) per share is based upon the weighted average number of common shares actually outstanding during each year. Diluted income (loss) per share includes the impact of outstanding dilutive stock options and warrants. The weighted average number of shares of outstanding stock options and warrants which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive approximated 171,000, 163,000 and 725,000 in 1997, 1998 and 1999, respectively.

         Deferred financing costs. Deferred financing costs relate primarily to the issuance of the Company's 9 5/8% Senior Secured Notes (the "Senior Notes") and are amortized by the interest method over 10 years (term of the Senior Notes). Deferred financing costs are stated net of accumulated amortization of $964,000 and $1,483,000 at December 31, 1998 and 1999, respectively.

         Goodwill. Goodwill, representing the excess of cost over the fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight-line method over 10 years (remaining life of 8 years at December 31, 1999) and is stated net of accumulated amortization of approximately $113,000 at December 31, 1998 and $227,000 at December 31, 1999. Amortization of goodwill in each of 1998 and 1999 amounted to $113,000.

         Negative goodwill. Negative goodwill, representing the excess of fair value over cost of individual net assets acquired in business combinations accounted for by the purchase method of DeSoto, is amortized by the straight-line method over 20 years (remaining life of 16.75 years at December 31, 1999) and is stated net of accumulated amortization of approximately
$3,051,000  and  $4,406,000  at  December  31,  1998  and  1999,   respectively.
Amortization of negative goodwill in 1997, 1998 and 1999 amounted to $1,619,000, $1,356,000 and $1,356,000, respectively.

     Employee Stock Options. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Compensation cost recognized by the Company in accordance with APBO No. 25 has not been significant in each of the past three years.

         Derivatives and Hedging activities. The Company will adopt Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, no later than the first quarter of 2001.
Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The impact on the Company of adopting SFAS No. 133, if any, has not yet been determined but will be dependent upon the extent to which the Company is a party to derivative contracts or hedging activities covered by SFAS No. 133 at the time of adoption, including derivatives embedded in non-derivative host contracts.

Note 2 - Acquisitions and joint ventures

         At December 31, 1996, the Company owned a 20% interest in Engineered Wire Products, Inc. ("EWP"), a manufacturer and distributor of wire mesh for the concrete pipe and road construction business, which previously operated as a division of Price Brothers Company ("PBC") of Dayton, Ohio. The Company also had the exclusive option to acquire the remaining 80% interest in EWP at fair market value for a period of five years. On December 23, 1997, Keystone acquired the remaining 80% of EWP (the "EWP Acquisition") and EWP became a wholly-owned subsidiary of Keystone. Keystone paid $11.2 million in cash to acquire PBC's 80% interest in the joint venture using available funds on hand.

         Keystone accounted for the step acquisition of EWP by the purchase method of accounting and, accordingly, EWP is consolidated in Keystone's financial statements subsequent to this acquisition. The purchase price has been allocated to the individual assets acquired and liabilities assumed of EWP based upon estimated fair values.

         In January 1999, Keystone and two unrelated parties formed Garden Zone LLC ("Garden Zone"), to supply wire, wood and plastic products to the consumer lawn and garden market. Keystone owns 51% of Garden Zone and, as such, Keystone's consolidated financial statements at December 31, 1999 include the accounts of Garden Zone. Neither Keystone nor the other owners contributed any capital or other assets to the Garden Zone joint venture, but Keystone did guarantee 51% of Garden Zone's $4 million revolving credit agreement. See Note
4. Garden Zone commenced operations in February 1999 and through December 31, 1999, its earnings, of which 51% accrued to Keystone for financial reporting purposes, were insignificant.

         In July 1999, Keystone formed Alter Recycling Company, L.L.C. ("ARC"), a joint venture with Alter Peoria, Inc., to operate a scrap recycling operation at Keystone's facility in Peoria, Illinois. ARC sells scrap steel to Keystone and others. Upon formation, Keystone contributed the property and equipment of its Peoria scrap facility (net book value of approximately $335,000) to the joint venture in return for its 50% ownership interest. Keystone does not currently anticipate it will be required to make any other contributions to fund or operate this joint venture. Keystone recognized no gain or loss upon formation of ARC and the investment in ARC is accounted for by the equity method. In addition, Keystone sold its scrap facility's existing inventory to ARC upon commencement of ARC's operations. At December 31, 1999, Keystone's investment in ARC amounted to $281,000 and is included in other assets. ARC commenced operations in August 1999 and through December 31, 1999, Keystone had purchased approximately $2.7 million of scrap from ARC. At December 31, 1999, ARC owed Keystone approximately $809,000 primarily for the scrap inventory purchased by ARC from Keystone.

Note 3 - Inventories

                                                               December 31,
                                                         ---------------------
                                                          1998            1999
                                                          ----            ----
                                                              (In thousands)
Raw materials:
  Steel and wire products ......................         $17,400         $20,985
  Household cleaning products ..................             650            --
                                                         -------         -------
                                                          18,050          20,985

Work in process -
  Steel and wire products ......................           8,642          12,657
                                                         -------         -------

Finished products:
  Steel and wire products ......................          12,797          20,179
  Household cleaning products ..................             249            --
  Lawn and garden products .....................            --             5,595
                                                         -------         -------
                                                          13,046          25,774
                                                         -------         -------

Supplies -
  Steel and wire products ......................          16,894          15,378
                                                         -------         -------
                                                          56,632          74,794
                                                         -------         -------

Less LIFO reserve:
  Steel and wire products ......................           4,334           8,711
  Household cleaning products ..................              59            --
                                                         -------         -------
                                                           4,393           8,711
                                                         -------         -------
                                                         $52,239         $66,083
                                                         =======         =======

Note 4 - Notes payable and long-term debt

                                                                December 31,
                                                            -------------------
                                                             1998          1999
                                                            -----          ----
                                                              (In thousands)

9 5/8% Senior Secured Notes, due August 2007 .........     $100,000     $100,000
Commercial credit agreements:
  Revolving credit facilities:
    Keystone .........................................       24,580       35,568
    EWP ..............................................        4,000        4,908
    Garden Zone ......................................         --          3,541
  Term loan - EWP ....................................        1,020          437
Other ................................................        2,164        2,403
                                                           --------     --------
                                                            131,764      146,857
  Less current maturities ............................       29,912       45,986
                                                           --------     --------

                                                           $101,852     $100,871
                                                           ========     ========

         The Senior Notes are due in August 2007 and are collateralized by a second priority lien on substantially all of the existing and future fixed assets of the Company.

         The Senior Notes were issued pursuant to an indenture (the "Indenture") which, among other things, provides for optional redemptions, mandatory redemptions and certain covenants, including provisions that, among other things, limit the ability of the Company to sell capital stock of subsidiaries, enter into sale and leaseback transactions and transactions with affiliates, create new liens and incur additional debt. In addition, under the terms of the Indenture, the Company's ability to borrow under its $60 million revolving credit facility may be limited. The Indenture also limits the ability of the Company to pay dividends or make other restricted payments, as defined.

         On December 31, 1999, Keystone renewed its $55 million revolving credit facility for a period of two years. Under the terms of the renewal, the revolving credit facility was increased from $55 million to $60 million and the interest rate was reduced from the prime rate plus 1% to the prime rate plus 1/2%, or at the Adjusted Eurodollar Rate (as defined) plus 2.5%. The $60 million revolving credit facility (the "Keystone Revolver") is collateralized primarily by the Company's trade receivables and inventories. The effective interest rate was 8.75% and 9.5% at December 31, 1998 and 1999, respectively. The amount of available borrowings is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit (approximately $1.1 million at December 31, 1999). At December 31, 1999, $15.9 million was available for borrowings under this credit facility, all of which could be borrowed under the terms of the Indenture. The Keystone Revolver requires the Company's daily cash receipts to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances when there is a balance outstanding on the Keystone Revolver. The Keystone Revolver contains restrictive covenants, including certain minimum working capital and net worth requirements and a prohibition against the payment of dividends on Keystone common stock without lender consent.

         EWP's $6 million revolving credit agreement (the "EWP Revolver") expires in June 2000. Borrowings under the EWP Revolver bear interest at either the prime rate or LIBOR plus 2.25% (8.1% and 8.4% at December 31, 1998 and 1999). At December 31, 1999, $.7 million was available for additional borrowings under the EWP revolver, all of which could be borrowed under the terms of the Indenture. EWP's term loan is due June 30, 2000 and is payable in quarterly installments of $145,750 plus accrued interest. EWP's term note bears interest at LIBOR plus 2.25% (7.5% and 8.1% at December 31, 1998 and 1999, respectively). EWP's accounts receivable, inventories and property, plant and equipment collateralize the EWP Revolver and EWP's term loan. These agreements contain covenants with respect to working capital, additional borrowings, payment of dividends and certain other matters.

         Garden Zone's $4 million revolving credit facility (the "Garden Zone Revolver") expires in December 2000 and bears interest at the LIBOR rate plus 2% (8.1% at December 31, 1999). Garden Zone's accounts receivable and inventories collateralize the Garden Zone Revolver. At December 31, 1999, $459,000 was available for additional borrowings under this credit facility, all of which could be borrowed under the terms of the Indenture.

         At December 31, 1999, other notes payable and long-term debt included $750,000 advanced to Garden Zone by one of its minority owners. The advance bears interest at the prime rate. Interest paid on this advance during 1999 amounted to approximately $33,000.

         Excluding the Senior Notes, substantially all of the Company's notes payable and long-term debt reprice with changes in interest rates. The aggregate fair value of the Senior Notes, based on quoted market prices at December 31, 1998 and 1999, approximated $95.4 million and $92.3 million, respectively. The book value of all other indebtedness is deemed to approximate market value.

         The aggregate maturities of notes payable and long-term debt are shown in the table below.

Year ending December 31,                                           Amount
------------------------                                        -------------
                                                                (In thousands)

2000                                                               $ 45,986
2001                                                                    593
2002                                                                    196
2003                                                                     30
2004                                                                     52
2005 and thereafter                                                 100,000
                                                                   --------
                                                                   $146,857
                                                                   ========

         At December 31, 1999, total collateralized obligations, including deferred pension contributions (see Note 7), amounted to $147.5 million.

Note 5 - Income taxes

     Summarized below are (i) the differences between the provision (benefit) for income taxes and the amounts that would be expected using the U. S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision (benefit) for income taxes.

                                                   Years ended December 31,
                                               ---------------------------------
                                                 1997        1998         1999
                                                 ----        ----         ----
                                                        (In thousands)

Expected tax expense, at statutory rate ....    $ 5,918     $ 1,752     $(4,283)
U.S. state income taxes, net ...............        253         280        (157)
Amortization of goodwill ...................       (567)       (435)       (435)
Settlement of income tax audit .............     (1,500)       --          --
                                                -------     -------     -------
Other, net .................................        437        (502)        121
                                                -------     -------     -------

Provision (benefit)for income taxes ........    $ 4,541     $ 1,095     $(4,754)
                                                =======     =======     =======

Provision (benefit) for income taxes:
  Currently payable (refundable):
    U.S. federal ...........................    $ 5,536     $(1,883)    $  (930)
    U.S. state .............................        384        (100)       (461)
    Benefit of loss carry forwards .........       (841)       --          --
    Alternative minimum tax credits ........     (2,111)       --          --
                                                -------     -------     -------

      Net currently payable ................      2,968      (1,983)     (1,391)
  Deferred income taxes, net ...............      1,573       3,078      (3,363)
                                                -------     -------     -------

                                                $ 4,541     $ 1,095     $(4,754)
                                                =======     =======     =======

         The Company was subject to the regular U.S. federal statutory income tax rate of 35%, during 1997, 1998 and 1999, but during 1997 Keystone utilized alternative minimum tax credit carryforwards to reduce its current federal income tax payable. At December 31, 1999, the Company had approximately $2.0 million of alternative minimum tax credit carryforwards which have no expiration date.

         The components of the net deferred tax asset are summarized below.

                                                                                            December 31,
                                                              --------------------------------------------------------------------
                                                                        1998                                         1999
                                                              ----------------------------------------  --------------------------
                                                                      Assets          Liabilities       Assets         Liabilities
                                                                      ------          -----------       ------         -----------
                                                                                 (In thousands)

Tax effect of temporary differences relating to:

  Inventories ..............................................         $  2,542          $   --            $  2,549          $   --
  Property and equipment ...................................             --              (4,452)             --              (5,075)
  Prepaid pension ..........................................             --             (47,001)             --             (49,189)
  Accrued OPEB cost ........................................           42,530              --              42,227              --
  Accrued liabilities and other deductible
   differences .............................................           14,641              --              14,975              --
  Other taxable differences ................................             --              (6,707)             --              (6,757)
  Net operating loss carryforwards .........................            9,937              --              15,583              --
  Alternative minimum tax credit carryforwards .............            1,333              --               1,983
                                                                     --------          --------          --------          --------

    Gross deferred tax assets (liabilities) ................           70,983           (58,160)           77,317           (61,021)
Reclassification, principally netting by tax
 jurisdiction ..............................................          (51,998)           51,998           (59,921)           59,921
                                                                     --------          --------          --------          --------

    Net deferred tax asset (liability) .....................           18,985            (6,162)           17,396            (1,100)
Less current deferred tax asset ............................           18,985              --              17,396              --
                                                                     --------          --------          --------          --------

    Noncurrent deferred tax asset (liability) ..............         $   --            $ (6,162)         $   --            $ (1,100)
                                                                     ========          ========          ========          ========


         At December 31, 1999, the Company had $24.7 million of net operating loss carryforwards expiring in 2003 through 2010 which may only be used to reduce future taxable income of an acquired subsidiary and which are limited in utilization to approximately $1.9 million per year. Approximately $2.4 million of such acquired net operating loss carryforward was utilized in 1997 (none in 1998 or 1999). During 1999, Keystone generated a net operating loss of approximately $16.5 million which expires in 2019. This net operating loss may be used to reduce future taxable income of the entire Company.

Note 6 - Stock options, warrants and stock appreciation rights plan

         In 1997, the Company adopted its 1997 Long-Term Incentive Plan (the "1997 Plan"). Under the 1997 Plan, the Company may make awards that include, but need not be limited to, one or more of the following types: stock options, stock appreciation rights, restricted stock, performance grants and any other type of award deemed consistent with the purposes of the plan. Subject to certain adjustments, an aggregate of not more than 500,000 shares of the Company's common stock may be issued under the 1997 Plan. Stock options granted under the 1997 Plan may include options that qualify as incentive stock options as well as options which are not so qualified. Incentive stock options are granted at a price not less than 100%, or in certain instances, 110% of a fair market value of such stock on the date of the grant. Stock options granted under the 1997 Plan may be exercised over a period of ten, or in certain instances, five years. The vesting period, exercise price, length of period during which awards can be exercised, and restriction periods of all awards are determined by the Incentive Compensation Committee of the Board of Directors. At December 31, 1999, there were 434,000 options outstanding under this plan.

         During 1997, the Company granted all remaining options available under the Company's 1992 Option Plan. At December 31, 1999, there were 268,066 options outstanding under this plan. Also during 1997, the Company terminated its 1992 Non-Employee Director Stock Option Plan (the "Director Plan"). At December 31, 1999, there were 11,000 options outstanding under this plan.

         Changes in outstanding options, including options outstanding under the former 1992 Option Plan, the Director Plan and 15,000 options outstanding under another plan which was terminated in a prior year, all pursuant to which no further grants can be made are summarized in the table below.

                                                                  Price per         Amount payable
                                                   Options          share           upon exercise
                                                   --------       ---------         -------------

Outstanding at December 31, 1996                    404,996      $5.86-$13.56        $3,639,634
  Granted                                           167,000       8.13- 13.94         1,613,625
  Exercised                                         (35,235)      9.71- 10.50          (343,778)
  Canceled                                           (5,000)            10.75           (53,750)
                                                   --------      ------------        ----------

Outstanding at December 31, 1997                    531,761       5.86- 13.94          4,855,731
  Exercised                                         (39,061)      5.86- 10.50           (280,483)
  Canceled                                          (90,634)      6.36- 13.94           (921,524)
                                                   --------      ------------          ----------

Outstanding at December 31, 1998                    402,066       8.13- 13.94           3,653,724

  Granted                                           342,000       7.63-  9.19           3,124,938
  Canceled                                          (16,000)      8.38- 13.94            (191,438)
                                                    -------      ------------          ----------

Outstanding at December 31, 1999                    728,066      $7.63-$13.94           $6,587,224
                                                    =======      ============           ==========


         The following table summarizes weighted average information about fixed stock options outstanding at December 31, 1999.

                                          Outstanding                                      Exercisable
                         ------------------------------------------     ---------------------------------------------
                                               Weighted Average                                Weighted Average

Range of                               Remaining                                        Remaining
Exercise                              Contractual         Exercise                      Contractual        Exercise
Prices                   Options          Life              Price        Options           Life              Price
 ----------              -------       -----------        --------       -------        -----------        -------

<
$ 7.63-$11.00            680,066            7.7 years         $ 8.73     301,546             6.3 years        $ 8.31
$12.86-$13.94             48,000            5.7               $13.57      38,100             5.1              $13.47
                         -------                                         -------
                         728,066            7.6               $ 9.05     339,646             6.2              $ 8.89
                         =======                                         =======


         At December 31, 1999, options to purchase 339,646 shares were exercisable (none at prices lower than the December 31, 1999 quoted market price of $5.94 per share) and options to purchase an additional 159,280 shares will become exercisable in 2000. At December 31, 1999, an aggregate of 66,000 shares were available for future grants under the 1997 Plan.

         During 1998, warrants to purchase 447,900 shares of Keystone common stock at an exercise price of $9.38 per share were exercised.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options granted subsequent to 1994 in accordance with the fair value based accounting method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for options granted in 1997 and 1999. There were no options granted in 1998.

                                                    Years ended December 31,
                                                   --------------------------
                                                     1997              1999
                                                     ----              ----

Risk-free interest rate                              6.7%              5.5%
Dividend yield                                        -                 -
Volatility factor                                     .44               .43
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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) available for common shares and primary net income
(loss) available for common shares per common and common equivalent share were as follows:

                                                                                  Years ended December 31,
                                                                           -------------------------------------
                                                                             1997           1998            1999
                                                                             ----           ----            ----
                                                                                  (In thousands except per
                                                                                        share amounts)

Net income (loss) available for common shares
   -  as reported                                                           $12,088          $3,754        $(7,484)
Net income (loss) available for common shares
  -  pro forma                                                              $11,752          $3,343        $(8,228)
Basic net income (loss) available for common
  shares per common and common equivalent
  share - as reported                                                       $  1.30          $  .41        $  (.75)
Basic net income (loss) available for common
  shares per common and common equivalent
  share - pro forma                                                         $  1.26          $  .37        $  (.83)
Weighted average fair value per share of
  options granted during the year                                           $  6.37          $  -          $  5.66

Note 7 - Pensions and other post retirement benefits plans

         Keystone sponsors several pension plans and other post retirement benefit plans for its employees and certain retirees. Under plans currently in effect, most active employees would be entitled to receive OPEB upon retirement. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 1998 and 1999:

                                                  Pension Benefits            Other Benefits
                                               -----------------------    -------- --------------
                                               1998         1999          1998          1999
                                               ----         ----          ----          ----
                                                                 (In thousands)

Change in benefit obligation:
  Benefit obligation at beginning of year    $ 296,159    $ 312,514    $ 108,395    $ 111,442
  Service cost ...........................       2,798        3,074        1,477        1,986
  Interest cost ..........................      20,177       21,008        7,111        7,030
  Plan participants' contributions .......        --           --            758          675
  Plan amendment .........................        --         15,018         --           --
  Actuarial loss (gain) ..................      15,928      (31,014)       3,442       (9,680)
  Benefits paid ..........................     (22,548)     (22,470)      (9,741)      (9,930)
                                             ---------    ---------    ---------    ---------
  Benefit obligation at end of year ......     312,514      298,130      111,442      101,523
                                             ---------    ---------    ---------    ---------

Change in plan assets:
  Fair value of plan assets at beginning
    of year ..............................     358,150      353,235         --           --
  Actual return on plan assets ...........      17,633        5,908         --           --
  Company contributions ..................        --           --          8,983        9,255
  Plan participants' contributions .......        --           --            758          675
  Benefits paid ..........................     (22,548)     (22,470)      (9,741)      (9,930)
                                             ---------    ---------    ---------    ---------

  Fair value of plan assets at end of year     353,235      336,673         --           --
                                             ---------    ---------    ---------    ---------

Funded status ............................      40,721       38,543     (111,442)    (101,523)
Unrecognized net loss (gain) .............      76,786       71,930        6,260       (3,257)
Unrecognized prior service cost (credit) .        --         14,454       (3,865)      (3,522)
Unrecognized transition obligation .......       3,009        1,199         --           --
                                             ---------    ---------    ---------    ---------

Prepaid (accrued) benefit cost ...........     120,516      126,126     (109,047)    (108,302)

Less current portion .....................        --           --        (10,000)      (9,500)
                                             ---------    ---------    ---------    ---------

Noncurrent portion .......................   $ 120,516    $ 126,126    $ (99,047)   $ (98,802)
                                             =========    =========    =========    =========


         The assumptions used in the measurement of the Company's benefit obligations at December 31, are shown in the following table:

                                                Pension Benefits                           Other Benefits
                                     ------------------------------------     ------------------------------------
                                        1997          1998          1999          1997          1998         1999
                                        ----          ----          ----          ----          ----         ----

Discount rate                            7.0%         6.5%          7.5%          7.0%          6.5%          7.5%
Expected return on plan assets          10.0%        10.0%         10.0%           -              -            -
Rate of compensation increase            3.0%         3.0%          3.0%           -              -            -

         The following table provides the components of net periodic benefit cost for the plans for the years ended December 31,:

                                             Pension Benefits                        Other Benefits
                                    --------------------------------      ---------------------------------
                                        1997        1998        1999         1997         1998        1999
                                        ----        ----        ----         ----         ----        ----
                                                                 (In thousands)

Service cost .....................   $  2,368    $  2,798    $  3,074    $  1,304    $  1,477    $  1,986
Interest cost ....................     20,229      20,177      21,008       7,395       7,111       7,030
Expected return on plan assets ...    (31,807)    (34,729)    (34,219)       --          --          --
Amortization of unrecognized:
  Net obligation as of
    January 1, 1987 ..............      1,810       1,810       1,810        --          --          --
  Prior service cost .............         (4)         (4)        511        (343)       (343)       (343)
  Net loss (gains) ...............      1,082         504       2,206         (29)       --          --
                                     --------    --------    --------    --------    --------    --------

Net periodic benefit cost (credit)   $ (6,322)   $ (9,444)   $ (5,610)   $  8,327    $  8,245    $  8,673
                                     ========    ========    ========    ========    ========    ========


         At December 31, 1999, approximately 97% of the Plan's net assets were invested in a collective investment trust (the "Collective Trust") established by Valhi, Inc. ("Valhi"), a majority-owned subsidiary of Contran, to permit the collective investment by certain master trusts which fund certain employee benefit plans maintained by Contran, Valhi and related companies, including the Company. The remainder of the Plan's assets at December 31, 1999 were invested in investment partnerships, certain real estate leased by the Company, mortgages and other short-term investments. Harold C. Simmons is the sole trustee of the Collective Trust. Mr. Simmons and two members of Keystone's board of directors and Master Trust Investment Committee comprise the Trust Investment Committee for the Collective Trust. Neither Mr. Simmons or the Keystone directors receive any compensation for serving in such capacities.

         With certain exceptions, the trustee of the Collective Trust has exclusive authority to manage and control the assets of the Collective Trust. Administrators of the employee benefit plans participating in the Collective Trust, however, have the authority to direct distributions and transfers of plan benefits under such participating plans. The Trust Investment Committee of the Collective Trust has the authority to direct the trustee to establish investment funds, transfer assets between investment funds and appoint investment managers and custodians. Except as otherwise provided by law, the trustee is not responsible for the investment of any assets of the Collective Trust that are subject to the management of an investment manager.

         The Company may withdraw all or part of the Plan's investment in the Collective Trust at the end of any calendar month without penalty.

         Keystone was granted funding waivers from the Internal Revenue Service ("IRS") to defer the annual pension plan contributions for the 1980, 1984 and 1985 plan years, which, in the aggregate, amounted to $31.7 million. The deferred amounts, with interest, were payable by the Company over fifteen years. At December 31, 1999, the remaining balance of such deferred contributions was approximately $651,000. These deferred contributions are collateralized by a lien on all of the Company's assets. However, the Company will no longer be required to make these deferred contributions provided the Plan maintains a specified over-funded status.

         For measurement purposes, a 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.0% in 2006 and remain at that level thereafter.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                               Change in Health Care Cost Trend
                                               --------------------------------
                                                  1% Increase       1% Decrease
                                               --------------       -----------
                                                        (In thousands)

Increase (decrease):
  Effect on total of service and interest
    cost components for the year ended
    December 31, 1999                              $   752             $(1,279)

  Effect on postretirement benefit
    obligation at December 31, 1999                $11,284             $(9,494)


         The Company also maintains several defined contribution pension plans. Expense related to these plans was $2.4 million in 1997 and $2.9 million in each of 1998 and 1999.

Note 8 - Other accrued liabilities

                                                   December 31,
                                                 1998       1999
                                                 ----       ----
                                                 (In thousands)

Current:
  Employee benefits .........................   $11,560   $13,181
  Environmental .............................     7,165    10,093
  Self insurance ............................     6,950     7,218
  Interest ..................................     4,054     4,034
  Disposition of former facilities ..........     1,452       617
  Legal and professional ....................       795       829
  Other .....................................     5,481     9,365
                                                -------   -------

                                                $37,457   $45,337
                                                =======   =======
Noncurrent:
  Environmental .............................   $ 8,175   $ 8,143
  Deferred gain .............................       821       274
  Other .....................................     1,287     1,122
                                                -------   -------

                                                $10,283   $ 9,539
                                                =======   =======

     The deferred gain relates to the sale of certain DeSoto properties to DeSoto's pension plan. See Note 14.

Note 9 - Redeemable preferred stock:

         In connection with the DeSoto Acquisition, Keystone issued 435,456 shares of Keystone Series A 8% Senior Preferred Stock in exchange for all of the outstanding preferred stock of DeSoto. The preferred stock could be redeemed by Keystone at any time, at a cash redemption price equal to $8.0375 per share (an aggregate of $3.5 million) plus all accrued but unpaid dividends thereon, whether or not earned or declared (the "Liquidation Preference"). Under certain conditions, Keystone was required to redeem the preferred stock at a cash redemption price equal to the Liquidation Preference, to the maximum extent legally permissible including within ten days after the exercise of any warrants to purchase Keystone common stock by any of the warrantholders and preferred stockholders.

         In July 1998, the warrantholders exercised their warrants and Keystone redeemed all of the outstanding preferred stock at the aggregate $3.5 million redemption price. Net cash proceeds to the Company approximated $701,000.

Note 10 - Related party transactions

         Keystone may be deemed to be  controlled by Harold C. Simmons (see Note
1). Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in various transactions with related parties, including the Company. Such transactions may include, among other things, management and expense sharing arrangements, advances of funds on open account, and sales, leases and exchanges of assets. It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties. Depending upon the business, tax and other objectives then relevant, the Company may be a party to one or more such transactions in the future. See also Note 14.

     J. Walter Tucker, Jr., Vice Chairman of the Company, is a principal stockholder of Tucker & Branham, Inc., Orlando, Florida. Although the Company does not pay Mr. Tucker a salary, the Company has contracted with Tucker & Branham, Inc. for management consulting services by Mr. Tucker. Fees paid to Tucker & Branham, Inc. were $62,000 in 1997, $77,000 in 1998 and $66,000 in
1999.

         Under the terms of an Intercorporate Services Agreement with Contran, Contran and related companies perform certain management, financial and administrative services for the Company on a fee basis. Aggregate fees incurred by the Company pursuant to this agreement were $540,000 in 1997, $639,000 in 1998 and $656,000 in 1999. In addition, the Company purchased certain aircraft services from Valhi in the amount of $175,000 in 1997, $160,000 in 1998 and $175,000 in 1999.

         Certain of Keystone's property, liability and casualty insurance risks are insured or partially reinsured by captive insurance subsidiaries of Contran. The premiums paid in connection therewith were approximately $127,000 in 1997, $719,000 in 1998 and $967,000 in 1999.

         EWI RE, Inc. ("EWI") arranges for and brokers certain of the Company's insurance policies. Parties related to Contran own 90% of the outstanding common stock of EWI, and a son-in-law of Mr. Simmons manages the operations of EWI. Consistent with insurance industry practices, EWI receives a commission from the insurance underwriters for the policies that it arranges or brokers. The Company paid an aggregate of approximately $.8 million for such policies in 1998 and $1.7 million in 1999.

         Dallas Compressor Company, a wholly-owned subsidiary of Contran sells compressors and related services to Keystone. During 1997, 1998 and 1999 Keystone purchased products and services from Dallas Compressor Company in the amount of $52,000, $26,000 and $170,000, respectively.

Note 11 - Quarterly financial data (unaudited)

                                                        March 31,        June 30,      September 30,    December 31,
                                                        ---------        --------      -------------    ------------
                                                                   (In thousands, except per share data)

Year ended December 31, 1999:

  Net sales                                              $91,717          $105,924        $79,738          $78,309
  Gross profit (loss)                                      8,054            12,440          3,512             (962)
  Net income (loss)                                      $  (348)         $  2,479        $(4,118)         $(5,497)
                                                         =======          ========        =======          =======

  Net income (loss) available for common shares          $  (348)         $  2,479        $(4,118)         $(5,497)
                                                         =======          ========        =======          =======

  Basic net income (loss) available for common
    shares per common and common equivalent share        $  (.04)         $    .25        $  (.41)         $ ( .55)
                                                         =======          ========        =======          ========

Year ended December 31, 1998:

  Net sales                                              $96,104          $105,919        $87,125          $80,874
  Gross profit                                             7,931            10,082          5,918            6,466
  Net income (loss)                                      $ 2,202          $  4,068        $  (707)         $(1,652)
                                                         =======          ========        =======          =======

  Net income (loss) available for common shares          $ 2,132          $  3,998        $  (724)         $(1,652)
                                                         =======          ========        =======          =======

  Basic net income (loss) available for common
   shares per common and common equivalent share         $   .23          $    .43        $  (.07)         $  (.18)
                                                         =======          ========        =======          =======


         During the fourth quarter of 1998 and 1999, Keystone recorded a charge to bad debt expense of $.7 million and $.6 million, respectively, resulting from severe deterioration in a customer's financial condition. In addition, during the fourth quarter of 1999, the Company recorded a $1.6 million charge to depreciation expense representing the remaining book value of certain components of the Company's pollution control system that were replaced.

Note 12 - Operations

         Through December 31, 1998, Keystone's operations were comprised of two segments; the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets and the manufacture and sale of household cleaning products. In January 1999, the Company's wholly-owned subsidiary, DeSoto, sold its household cleaning products division. Also in January 1999, Keystone formed Garden Zone, to supply wire, wood and plastic products to the consumer lawn and garden markets. Keystone owns 51% of Garden Zone. The Company's steel and wire products are distributed primarily in the Midwestern and Southwestern United States. Garden Zone's products are distributed primarily in the Southeastern United States. The Company's household cleaning products were sold primarily to a single customer.

         The Company evaluates segment performance based on segment operating income, which is defined as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units) and certain general corporate income and expense items (including interest income) which are not attributable to the operations of the reportable operating segments.

Business Segment             Principal entities                  Location

Steel and wire products      Keystone Steel & Wire               Peoria, Illinois
                             Sherman Wire                        Sherman, Texas
                             Sherman Wire
                              of Caldwell, Inc.                  Caldwell, Texas
                             Keystone Fasteners                  Springdale, Arkansas
                             Fox Valley Steel & Wire             Hortonville,  Wisconsin
                             Engineered Wire Products (1)        Upper Sandusky, Ohio

Lawn and garden products     Garden Zone LLC (2)                 Charleston, South
                                                                   Carolina

Household cleaning products  DeSoto                              Joliet, Illinois


(1) Unconsolidated 20% equity affiliate prior to December 23, 1997. On that date, Keystone acquired the 80% of EWP not already owned by the Company, resulting in EWP becoming a wholly-owned subsidiary of Keystone. Sales by Keystone to EWP during 1997 prior to the EWP Acquisition amounted to $12.9 million.

(2)      51.0% subsidiary.

         The Company's operating segments are defined as components of consolidated operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company's chief operating decision maker is Mr. Robert W. Singer. Each operating segment is separately managed, and each operating segment represents a strategic business unit offering different products.

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



                                    Steel and    Lawn and     Household                  Corporate
                                     Wire        Garden       Cleaning      Segment         and
                                    Products     Products     Products       Total      Eliminations      Total
                                   --------     --------     --------       -----      ------------      -----
                                                                  (In thousands)
Year ended December 31, 1999:

Net sales ......................   $ 344,738    $  13,968   $    --      $ 358,706    $  (3,018)   $ 355,688
Depreciation and amortization ..      22,282         --          --         22,282       (1,231)      21,051
Equity in loss of unconsolidated
  affiliates ...................         (54)        --          --            (54)        --            (54)
Operating profit (loss) ........       2,311          267        --          2,578         --          2,578
Identifiable segment assets ....     249,165        6,894        --        256,059      154,859      410,918
Capital expenditures ...........      16,857         --          --         16,857           16       16,873

Year ended December 31, 1998:

Net sales ......................   $ 359,993    $    --     $  10,029    $ 370,022    $    --      $ 370,022
Depreciation and amortization ..      21,317         --            52       21,369       (1,229)      20,140
Operating profit (loss) ........      14,400         --        (1,367)      13,033         --         13,033
Identifiable segment assets ....     252,172         --         2,311      254,483      151,374      405,857
Capital expenditures ...........      64,308         --           217       64,525           16       64,541

Year ended December 31, 1997:

Net sales ......................   $ 340,099    $    --     $  13,974    $ 354,073    $    --      $ 354,073
Depreciation and amortization ..      14,296         --             7       14,303       (1,488)      12,815
Operating profit ...............      22,446         --           846       23,292         --         23,292
Identifiable segment assets ....     210,114         --         2,184      212,298      161,833      374,131
Capital expenditures ...........      26,085         --           117       26,202           92       26,294


                                                   Years ended December 31,
                                                ------------------------------
                                                 1997        1998         1999
                                                 ----        ----         ----
                                                       (In thousands)

Operating profit ...........................   $ 23,292    $ 13,033    $  2,578
Equity in loss of unconsolidated affiliate .       --          --           (54)
General corporate items:
  Interest income ..........................      1,218         594         452
  General income (expenses), net ...........         11       1,839      (1,156)
Interest expense ...........................     (7,612)    (10,460)    (14,058)
                                               --------    --------    --------

  Income (loss) before income taxes ........   $ 16,909    $  5,006    $(12,238)
                                               ========    ========    ========


         All of the Company's assets are located in the United States. Information concerning geographic concentration of net sales based on location of customer is as follows:

                                                Year ended December 31,
                                      ----------------------------------------
                                       1997              1998             1999
                                       ----              ----             ----
                                                  (In thousands)

United States ...............         $350,850         $366,731         $353,151
Canada ......................            2,802            3,242            2,449
Great Britain ...............              418               24               88
Other .......................                3               25             --
                                      --------         --------         --------
                                      $354,073         $370,022         $355,688
                                      ========         ========         ========

Note 13 - Environmental matters

         At December 31, 1999, Keystone's financial statements reflected total accrued liabilities of $18.2 million to cover estimated remedial costs arising from environmental issues, including those discussed below. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

         The Company is currently involved in the closure of inactive waste disposal units at its Peoria facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992. The original closure plan provides for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. The Company recorded an estimated liability for remediation of the impoundments and waste piles based on a six phase remediation plan. The Company adjusts the recorded liability for each Phase as actual remediation costs become known. During 1995, the Company began remediation of Phases II and III and completed these Phases, as well as Phase IV during 1996. During 1997, 1998 and 1999 the Company did not have any significant remediation efforts relative to Phases V and VI. Pursuant to agreements with the IEPA and Illinois Attorney General's office, the Company is depositing $75,000 per quarter into a trust fund. The Company must continue these quarterly deposits and cannot withdraw funds from the trust fund until the fund balance exceeds the sum of the estimated remaining remediation costs plus $2 million. At December 31, 1998 and 1999 the trust fund had balances of $3.6 million and $4.0 million, respectively, which amounts are included in other noncurrent assets because the Company does not expect to have access to any of these funds until after 2000.

         In February 2000, Keystone received a notice from the United States Environmental Protection Agency ("U.S. EPA") giving formal notice of the U.S. EPA's intent to issue a unilateral administrative order to Keystone pursuant to section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"). The draft order enclosed with this notice would require Keystone to: (1) investigate the nature and extent of hazardous constituents present at and released from five alleged solid waste management units at the Peoria facility; (2) investigate hazardous constituent releases from "any other past or present locations at the Peoria facility where past waste treatment, storage or disposal may pose an unacceptable risk to human health and the environment"; (3) complete by June 30, 2001 an "environmental indicators report" demonstrating the containment of hazardous substances that could pose a risk to "human receptors" and further demonstrating that Keystone "has stabilized the migration of contaminated groundwater at or from the facility;" (4) submit by January 30, 2002 proposed "final corrective measures necessary to protect human health and the environment from all current and future unacceptable risks of releases of hazardous waste or hazardous constituents at or from the Peoria facility; and
(5) complete by June 30, 2001 the closure of the sites discussed in the preceding paragraphs now undergoing RCRA closure under the supervision of the IEPA. Keystone has requested a meeting with the U.S. EPA to learn the basis for the notice and what responsive action is required.

         In March 2000, the Illinois Attorney General filed and served an eight-count complaint against Keystone for alleged violations of the Illinois Environmental Protection Act, 415 ILCS 5/31, at Keystone's Peoria facility. The complaint alleges Keystone stored hazardous waste without a RCRA permit, failed to use required manifests for hazardous waste disposal, sent hazardous waste off site to non-hazardous waste landfills, failed to make required hazardous waste determinations for several barrels of waste discovered during a 1996 state inspection, committed various record keeping violations, submitted incomplete annual hazardous waste reports to the IEPA, caused water pollution and created a water pollution hazard through the release of spent pickle liquor onto the land in December 1998 and January 1999. The complaint seeks a civil penalty of $50,000 for each violation of the Illinois Environmental Protection Act, and an additional civil penalty of $10,000 for each day of violation. Keystone will vigorously contest the complaint.

"Superfund" sites

         The Company is subject to federal and state "Superfund" legislation that imposes cleanup and remediation responsibility upon present and former owners and operators of, and persons that generated hazardous substances deposited upon, sites determined by state or federal regulators to contain hazardous substances. The Company has been notified by U.S. EPA that the Company is a potentially responsible party ("PRP") under the federal "Superfund" legislation for the alleged release or threat of release of hazardous substances into the environment at eight sites. These situations involve cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. Although the Company believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the "Superfund" sites discussed below, it has only recorded receivables for the estimated insurance recoveries at three of those sites. During 1997 and 1999, the Company received approximately $4.7 million and $725,000, respectively, from certain of its insurers in exchange for releasing such insurers from coverage for certain years of environmental related liabilities. Such amounts are included in the Company's self insurance accruals.

         In July 1991, the United States filed an action against a former division of the Company and four other PRP's in the United States District Court for the Northern District of Illinois (Civil Action No. 91C4482) seeking to recover investigation and remediation costs incurred by U.S. EPA at the Byron Salvage Yard, located in Byron, Illinois. In April 1992, Keystone filed a third-party complaint in this civil action against 15 additional parties seeking contribution in the event the Company is held liable for any response costs at the Byron site. Neither the Company nor the other designated PRPs are performing any investigation of the nature and extent of the contamination. In December 1996, Keystone, U.S. EPA and the Department of Justice entered into the Fifth Partial Consent Decree to settle Keystone's liability for EPA response costs incurred at the site through April 1994 for a payment of $690,000. Under the agreement Keystone is precluded from recovering any portion of the $690,000 settlement payment from other parties to the lawsuit. In January 1997, Keystone paid the $690,000 settlement. Keystone will remain potentially liable for EPA response costs incurred after April 30, 1994, and natural resource damage claims, if any, that may be asserted in the future. Keystone recovered a portion of the $690,000 payment from its insurer. In March 1997, U.S. EPA issued a Proposed Remedial Action Plan ("PRAP") recommending that a limited excavation of contaminated soils be performed at an estimated cost of $63,000, that a soil cover be placed over the site, an on-site groundwater pump and treat system be installed and operated for an estimated period of 15 years, and that both on-site and off-site groundwater monitoring be conducted for an indefinite period. U.S. EPA's cost estimate for the recommended plan is $5.1 million. U.S. EPA's estimate of the highest cost alternatives evaluated but not recommended in the PRAP is approximately $6 million. The Company filed public comments on May 1, 1997, objecting to the PRAP. In March 1999, Keystone and other PRP's received a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") special notice letter notifying them for the first time of a September 1998 Record of Decision ("ROD") and requesting a commitment on or before May 19, 1999 to perform soils work required by that ROD that was estimated to cost approximately $300,000. If all PRP's identified by U.S. EPA as having responsibility for this site were to participate in the soils remedy, Keystone's share would be 18.6%. At present, PRP's representing 80% of the allocated responsibility, including Keystone, have indicated they intend to participate in the soils remedy. In addition, the special notice letter also requested the PRP's to reimburse U.S. EPA for costs incurred at the site since May 1994 in the amount of $1.1 million, as well as for all future costs the U.S. EPA will incur at the site in overseeing the implementation of the selected soils remedy and any future groundwater remedy. Keystone refused to agree to the U.S. EPA's past and future cost demand. In August 1999, U.S. EPA issued a groundwater PRAP with an estimated present value cost of $3 million. Keystone filed public comments opposing the PRAP in September 1999. U.S. EPA has yet to issue its final ROD in response to these and other comments.

         In September 1991, the Company along with 53 other PRP's, executed a consent decree to undertake the immediate removal of hazardous wastes and initiate a Remedial Investigation/Feasibility Study ("RI/FS") of the Interstate Pollution Control site located in Rockford, Illinois. The Company's percentage allocation within the group of PRP's agreeing to fund this project is currently 2.14%. However, the Company's ultimate allocation, and the ultimate costs of the RI/FS and any remedial action, are subject to change depending, for example, upon: the number and financial condition of the other participating PRPs, field conditions and sampling results, results of the risk assessment and feasibility study, additional regulatory requirements, and the success of a contribution action seeking to compel additional parties to contribute to the costs of the RI/FS and any remedial action. The project manager for the engineering firm conducting the RI/FS at the site has concluded the least expensive remedial option would be to cap the site and install and operate a soil vapor extraction system, at an estimated cost of approximately $2.6 million. The RI/FS began in 1993, was completed in 1997 and approved by IEPA in 1998. In the summer of 1999, IEPA selected a capping and soil vapor extraction remedy estimated by the PRP group to have a present value cost of approximately $2.5 million. IEPA May also demand reimbursement of future oversight costs.

         In August 1987, Keystone was notified by U.S. EPA that it is a PRP responsible for the alleged hazardous substance contamination of a site previously owned by the Company in Cortland, New York. Four other PRPs participated in the RI/FS and a contribution action is pending against eleven additional viable companies which contributed wastes to the site. Following completion  of the RI/FS,  U.S. EPA  published in November  1997, a PRAP for the site that recommends the excavation and disposal of contaminated soil, installation of an impervious cap over a portion of the site, placement of a surface cover over the remainder of the site and semi-annual groundwater monitoring until drinking water standards are met by natural attenuation. U.S. EPA estimates the costs of this recommended plan to be $3.1 million. The highest cost remedy evaluated by U.S. EPA but not recommended in the PRAP is estimated by U.S. EPA to have a cost of $19.8 million. In September 1998, Keystone and four other PRPs who had funded the prior remedial actions and RI/FS signed a proposed Consent Decree with U.S. EPA calling for them to be "nonperforming parties" for the implementation of a March 1998 Record of Decision. Under this proposed Consent Decree, Keystone is responsible for an unspecified share of U.S. EPA's past site costs of $686,000. The proposed Consent Decree was lodged by U.S. EPA with the District Court in February 1999, with a public comment period of at least 30 days. The Company's estimated share of the least expensive remedial option is $375,000.

         Prior to the DeSoto acquisition, DeSoto was notified by U.S. EPA that it is one of approximately 50 PRPs at the Chemical Recyclers, Inc. site in Wylie, Texas. Under a consent order with the U.S. EPA, the PRP group has performed a removal action and an investigation of soil and groundwater contamination. Such investigation revealed certain environmental contamination. It is anticipated U.S. EPA will order further remedial action, the exact extent of which is not currently known. The Company is paying on a non-binding interim basis, approximately 10% of the costs for this site. Remediation costs, at DeSoto's present allocation level are estimated at a range of from $1.5 million to $4 million.

         In 1984, U.S. EPA filed suit against DeSoto by amending a complaint against Midwest Solvent Recovery, Inc. et al ("Midco"). DeSoto was a defendant based upon alleged shipments to an industrial waste recycling storage and disposal operation site located in Gary, Indiana. The amended complaint sought relief under CERCLA to force the defendants to clean up the site, pay non-compliance penalties and reimburse the government for past clean up costs. In June 1992, DeSoto settled its portion of the case by entering into a partial consent decree, and all but one of the eight remaining primary defendants and 93 third party defendants entered into a main consent decree. Under the terms of the partial consent decree, DeSoto agreed to pay its pro rata share (13.47%) of all costs under the main consent decree. At December 31, 1999 current estimates of total remaining remediation costs related to this site are approximately $35 million. In addition to certain amounts included in the trust fund discussed below, DeSoto also has certain funds available in other trust funds due it under the partial consent decree. These credits can be used by DeSoto (with certain limitations) to fund its future liabilities under the partial consent decree.

         In 1995, DeSoto was notified by the Texas Natural Resource Conservation Commission ("TNRCC") that there were certain deficiencies in prior reports to TNRCC relative to one of the Company's non-operating facilities located in Gainesville, Texas. During 1999, the Company entered into TNRCC's Voluntary Cleanup Program. Remediation costs, are presently estimated to be between $1 million and $5 million.

         In December 1991, DeSoto and approximately 600 other PRPs were named in a complaint alleging DeSoto and the PRPs generated wastes that were disposed of at a Pennsauken, New Jersey municipal landfill. The plaintiffs in the complaint were ordered by the court to show in what manner the defendants were connected to the site. The plaintiffs provided an alleged nexus indicating garbage and construction materials from DeSoto's former Pennsauken facility were disposed of at the site and such waste allegedly contained hazardous material to which DeSoto objected. The claim was dismissed without prejudice in August 1993. In 1996, DeSoto received an amended complaint containing the same allegations. This matter is in discovery stage at December 31, 1999. The Company has denied any liability with regard to this matter and expects to vigorously defend the action.

         During December 1997, DeSoto entered into a agreement with U.S. EPA to settle the Company's alleged liability with respect to the American Chemical Site ("ACS"), a chemical recycling facility located in Griffith, Indiana for a payment of approximately $1.6 million, which was within the previously accrued balance and which was paid in 1998.

         In addition to the sites discussed above, DeSoto is allegedly involved at various other sites and in related toxic tort lawsuits which the Company does not currently expect to incur significant liability.

         Under the terms of a 1990 asset sale agreement, DeSoto established a $6 million trust fund to fund potential clean-up liabilities relating to the assets sold. The trust agreement expires on October 26, 2000. The Company has access to the trust fund for any expenses or liabilities incurred by the Company regarding environmental claims relating to the sites identified in the trust agreement. The trust fund is primarily invested in United States Treasury securities and is classified as a restricted investment on the balance sheet. As of December 31, 1998 and 1999, the balance in the trust fund was approximately $4.5 million and $4.6 million, respectively.

Note 14 - Lease commitments

         During years prior to the DeSoto acquisition, DeSoto sold four of its real properties to a real property trust created by DeSoto's pension plan. This trust paid a total of approximately $10.6 million in cash for the properties and entered into ten-year leases of the properties to DeSoto. DeSoto's gain on the sale of these properties is being amortized over the period of the related leases and is included in other accrued liabilities. See Note 8. The amount paid to DeSoto by the trust and DeSoto's annual rental obligation were based upon independent appraisals and approved by DeSoto's Board of Directors. During 1998, the Plan sold two of the locations and, as part of the terms of the sale of one of the locations, DeSoto leased back the property for a period of two years. In January 1999, the Plan sold the third location, and DeSoto was released from the respective lease. DeSoto subleased the fourth location and continues to make monthly rental payments to the pension plan for the amount by which its rental obligation exceeds the subtenant's rental obligations. During January 2000, the Plan entered into an agreement to sell the fourth and final location.

         Payments, net of subtenant rent payments, under these leases during 1997 1998 and 1999 amounted to approximately $832,000, $679,000 and $324,000, respectively.

         In addition, the Company is obligated under certain other operating leases through 2005.

         Future commitments under these leases, net of subleases are summarized below.

                                                      (In thousands)
                                       ---------------------------------------
                                         Lease             Sub
                                       commitment          rents           Net

2000                                     $2,141            $263          $1,878
2001                                      1,648             247           1,401
2002                                        968             150             818
2003                                        241               -             241
2004                                        104               -             104
Thereafter                                   22              -               22
                                         ------            ----          ------
                                         $5,124            $660          $4,464
                                         ======            ====          ======

Note 15 -  Other commitments and contingencies

Current litigation

         In 1992, a claim was filed against DeSoto in the Eastern Division of the Danish High Court by an insurance carrier to a third party, for property damage allegedly incurred when a fertilizer product manufactured by the third party, containing a chemical sold to that party by one of DeSoto's former operations, allegedly caused or promoted, a fungus infection resulting in failure of certain tomato crops in the United Kingdom. The damages alleged are approximately $1.4 million. DeSoto's defense, with a reservation of rights, has been undertaken by one of its insurance carriers. The matter continues to proceed in Denmark, where jurisdiction has been conceded. During 1996, DeSoto received a report from its Danish counsel that an independent expert had largely confirmed DeSoto's position that its product was not the cause of the alleged damage.

         During 1996, DeSoto and more than 60 others were named as defendants in litigation in which the estates of four individuals who died of leukemia allege their deaths were a result of exposure to benzene during the individuals' maritime careers. Subsequently, the cases were dismissed although appeals are pending. DeSoto has denied any liability and will continue to vigorously defend these actions.

         The Company is also engaged in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of such proceedings is material in relation to the Company's consolidated financial position, results of operations or liquidity.

Product supply agreement

         In 1996, Keystone entered into a long-term product supply agreement (the "Supply Agreement") with a vendor. The Supply Agreement provides, among other things, that the vendor will construct a plant at the Company's Peoria, Illinois facility and, after completion of the plant, provide the Company with all, subject to certain limitations, of its gaseous oxygen and nitrogen needs for a 15 year period. In addition to specifying rates to be paid by the Company, including a minimum facility fee of approximately $1.2 million per year, the Supply Agreement also specifies provisions for adjustments to the rates and term of the Supply Agreement. Purchases made pursuant to the Supply Agreement during 1997, 1998 and 1999 amount to $391,000, $399,000 and $2.1 million, respectively.

Concentration of credit risk

         Steel and Wire Products. The Company sells its products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail distributors primarily in the Midwestern and Southwestern regions of the United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's ten largest steel and wire customers accounted for approximately 34% of steel and wire product sales in 1997, 33% in 1998 and 34% in 1999. These customers accounted for approximately 30% of steel and wire products notes and accounts receivable at December 31, 1998 and 22% at December 31, 1999.

         Lawn and garden products. The Company sells its products primarily to retailers in the Southeastern United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's ten largest lawn and garden customers accounted for significantly all of lawn and garden product sales in 1999 and lawn and garden products notes and accounts receivable at December 31, 1999.

         Household cleaning products. The Company sold its household cleaning products to primarily one customer, Sears, Roebuck & Co. ("Sears"). The Company extends industry standard terms to its household cleaning products customers and, generally requires no collateral. During 1997 and 1998, sales to Sears accounted for approximately 81% and 85%, respectively, of total sales related to household cleaning products. Receivables from Sears at December 31, 1998 amounted to approximately 76% ($1.5 million), of receivables related to sales of household cleaning products.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           SCHEDULE II - VALUATION AND

                               QUALIFYING ACCOUNTS

                                 (In thousands)

                                    Additions

                                                  Balance at    Charged to    Deductions                Balance at
                                                   beginning    costs and      (net of                    end of
Description                                        of period     expenses    recoveries)   Other (A)      period
-----------                                     -- ---------     --------    -----------   ---------   -- ------

Year ended December 31, 1997:

  Allowance for doubtful accounts and
    notes receivable                                $   469        $2,513       $   61     $     20       $2,941
                                                    =======        ======       ======     ========       ======

Year ended December 31, 1998:

  Allowance for doubtful accounts and
    notes receivable                                $ 2,941        $2,019       $   45     $   -          $4,915
                                                    =======        ======       ======     ========       ======

Year ended December 31, 1999:

  Allowance for doubtful accounts and
   notes receivable                                  $4,915       $   523       $3,141     $   -          $2,297
                                                     ======       =======       ======     ========       ======

