Form 10-Q
period 2000-03-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2000-05-12
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

For the quarterly period March 31, 2000
                         --------------

Commission file number 1-3919
                       ------


                    Keystone Consolidated Industries, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                                37-0364250
---------------------------------------------                 ------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, TX   75240-2697
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:        (972) 458-0028
                                                        ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                            No _____
                               -----

Number of shares of common stock outstanding at May 11, 2000:  10,061,969

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                         Number

PART I.        FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets - December 31, 1999
             and March 31, 2000                                             3-4

           Consolidated Statements of Operations - Three months
             ended March 31, 1999 and 2000                                    5

           Consolidated Statements of Cash Flows - Three months
             ended March 31, 1999 and 2000                                    6

           Consolidated Statement of Stockholders' Equity -
             Three months ended March 31, 2000                                7

           Notes to Consolidated Financial Statements                      8-12

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          13-18


PART II. OTHER INFORMATION


  Item 1.  Legal Proceedings                                                 19

  Item 6.  Exhibits and Reports on Form 8-K                                  19

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                         December 31, March 31,
                                   ASSETS                   1999        2000
                                                         -----------  ---------

Current assets:
  Notes and accounts receivable ......................     $ 32,010     $ 49,371
  Receivable from Alter Recycling Company, L.L.C .....          809          833
  Inventories ........................................       66,083       60,135
  Deferred income taxes ..............................       17,396       17,025
  Prepaid expenses and other .........................        1,364        1,143
                                                           --------     --------

     Total current assets ............................      117,662      128,507
                                                           --------     --------

Property, plant and equipment ........................      357,877      358,869
Less accumulated depreciation ........................      207,721      210,645
                                                           --------     --------

     Net property, plant and equipment ...............      150,156      148,224
                                                           --------     --------

Other assets:
  Restricted investments .............................        9,180        9,310
  Prepaid pension cost ...............................      126,126      126,862
  Deferred financing costs ...........................        3,034        3,023
  Goodwill ...........................................        1,002          971
  Deferred income taxes ..............................         --            582
  Investment in Alter Recycling Company L.L.C ........          281          250
  Other ..............................................        3,477        3,341
                                                           --------     --------

     Total other assets ..............................      143,100      144,339
                                                           --------     --------

                                                           $410,918     $421,070
                                                           ========     ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)



       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      December 31,    March 31,
                                                         1999            2000
                                                      -----------     ---------

Current liabilities:
  Notes payable and current maturities of
    long-term debt ...............................     $  45,986      $  58,036
  Accounts payable ...............................        30,689         37,374
  Accounts payable to affiliates .................            70           --
  Accrued OPEB cost ..............................         9,500          9,500
  Other accrued liabilities ......................        45,337         40,248
                                                       ---------      ---------

      Total current liabilities ..................       131,582        145,158
                                                       ---------      ---------

Noncurrent liabilities:
  Long-term debt .................................       100,871        100,525
  Accrued OPEB cost ..............................        98,802         98,383
  Deferred income taxes ..........................         1,100           --
  Negative goodwill ..............................        22,709         22,370
  Other ..........................................         9,539          9,448
                                                       ---------      ---------

      Total noncurrent liabilities ...............       233,021        230,726
                                                       ---------      ---------

Minority interest ................................          --                9
                                                       ---------      ---------

Stockholders' equity:
  Common stock ...................................        10,656         10,790
  Additional paid-in capital .....................        52,398         53,058
  Accumulated deficit ............................       (16,727)       (18,659)
  Treasury stock, at cost ........................           (12)           (12)
                                                       ---------      ---------

      Total stockholders' equity .................        46,315         45,177
                                                       ---------      ---------

                                                       $ 410,918      $ 421,070
                                                       =========      =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                           Three months ended
                                                               March 31,
                                                           ------------------
                                                            1999         2000
                                                            ----         ----

Revenues and other income:
  Net sales ...........................................   $ 91,717    $ 96,422
  Interest ............................................         82         126
  Other, net ..........................................        121          22
                                                          --------    --------
                                                            91,920      96,570
                                                          --------    --------
Costs and expenses:
  Cost of goods sold ..................................     83,663      89,981
  Selling .............................................      1,803       1,800
  General and administrative ..........................      6,081       5,024
  Overfunded defined benefit pension credit ...........     (2,500)       (736)
  Interest ............................................      3,516       3,713
                                                          --------    --------
                                                            92,563      99,782
                                                          --------    --------

                                                              (643)     (3,212)

    Equity in losses of Alter Recycling Company L.L.C .       --           (31)
                                                          --------    --------

      Loss before income taxes ........................       (643)     (3,243)

Income tax benefit ....................................       (295)     (1,320)

Minority interest in after-tax earnings ...............       --             9
                                                          --------    --------

    Net loss ..........................................   $   (348)   $ (1,932)
                                                          ========    ========

Net loss per share:
  Basic ...............................................   $   (.04)   $   (.19)
                                                          ========    ========
  Diluted .............................................   $   (.04)   $   (.19)
                                                          ========    ========

Weighted average common and common equivalent
  shares outstanding:
  Basic ...............................................      9,838       9,971
                                                          ========    ========
  Diluted .............................................      9,838       9,971
                                                          ========    ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                           Three months ended
                                                               March 31,
                                                           ------------------
                                                            1999         2000
                                                            ---          ----

Cash flows from operating activities:
  Net loss ............................................   $   (348)   $ (1,932)
  Depreciation and amortization .......................      5,853       4,558
  Amortization of deferred financing costs ............        130         119
  Deferred income taxes ...............................      2,249      (1,310)
  Other, net ..........................................       (443)       (302)
  Change in assets and liabilities:
    Accounts receivable ...............................    (12,436)    (17,478)
    Inventories .......................................      1,345       5,948
    Prepaid pension cost ..............................     (2,500)       (736)
    Accounts payable ..................................     (3,797)      6,615
    Other, net ........................................     (3,984)     (4,194)
                                                          --------    --------

      Net cash used by operating activities ...........    (13,931)     (8,712)
                                                          --------    --------

Cash flows from investing activities:
  Capital expenditures ................................     (6,537)     (2,910)
  Other, net ..........................................       (151)        (82)
                                                          --------    --------

      Net cash used by investing activities ...........     (6,688)     (2,992)
                                                          --------    --------

Cash flows from financing activities:
  Revolving credit facilities, net ....................     21,074      12,192
  Other notes payable and long-term debt:
    Additions .........................................        103          17
    Principal payments ................................       (558)       (505)
                                                          --------    --------

      Net cash provided by financing activities .......     20,619      11,704
                                                          --------    --------

Net change in cash and cash equivalents ...............       --          --

Cash and cash equivalents, beginning of period ........       --          --
                                                          --------    --------

Cash and cash equivalents, end of period ..............   $   --      $   --
                                                          ========    ========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized ...............   $  5,840    $  6,039
    Income taxes ......................................        673          28

  Common stock contributed to employee benefit plan ...   $    722    $    794


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2000
                                 (In thousands)


                                         Additional
                               Common      paid-in  Accumulated Treasury
                               Stock       capital    deficit     stock       Total
                              -------    ---------  ----------  ---------   --------

Balance - December 31, 1999   $ 10,656   $ 52,398   $(16,727)   $    (12)   $ 46,315

Net loss ..................       --         --       (1,932)       --        (1,932)

Issuance of common stock ..        134        660       --          --           794
                              --------   --------   --------    --------    --------

Balance - March 31, 2000 ..   $ 10,790   $ 53,058   $(18,659)   $    (12)   $ 45,177
                              ========   ========   ========    ========    ========


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

         The consolidated balance sheet at December 31, 1999 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2000 and the consolidated statements of operations and cash flows for the interim periods ended March 31, 1999 and 2000, and the consolidated statement of stockholders' equity for the interim period ended March 31, 2000, have each been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

         Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Annual Report").

         At March 31, 2000, Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons, beneficially own approximately 50% of the Company. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee, or by Mr. Simmons directly. The Company may be deemed to be controlled by Contran and Mr. Simmons.

         The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, no later than the first quarter of 2001. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The impact on the Company of adopting SFAS No. 133, if any, has not yet been determined but will be dependent upon the extent to which the Company is a party to derivative contracts or hedging activities covered by SFAS No. 133 at the time of adoption, including derivatives embedded in non-derivative host contracts. As permitted by the transition requirements of SFAS No. 133, as amended, Keystone will exempt from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were acquired or issued prior to January 1, 1999.

Note 2 - Inventories:

         Inventories are stated at the lower of cost or market. At December 31, 1999 and March 31, 2000, the last-in, first-out ("LIFO") method was used to determine the cost of approximately 79% of total inventories and the first-in, first-out or average cost methods was used to determine the cost of other inventories.


                                                           December 31,  March 31,
                                                               1999        2000
                                                           ------------  ---------
                                                               (In thousands)

Raw materials -
  Steel and wire products ..................................   $20,985   $17,038
                                                               -------   -------

Work in process -
  Steel and wire products ..................................    12,657    10,252
                                                               -------   -------

Finished products:
  Steel and wire products ..................................    20,179    19,070
  Lawn and garden products .................................     5,595     4,381
                                                               -------   -------
                                                                25,774    23,451
                                                               -------   -------
Supplies -
  Steel and wire products ..................................    15,378    18,105
                                                               -------   -------

                                                                74,794    68,846

Less LIFO reserve -
  Steel and wire products ..................................     8,711     8,711
                                                               -------   -------
                                                               $66,083   $60,135
                                                               =======   =======


Note 3 - Notes payable and long-term debt:


                                                           December 31,  March 31,
                                                              1999          2000
                                                           ------------  ---------
                                                                (In thousands)

9 5/8% Senior Secured Notes, due August 2007 .............   $100,000   $100,000
Commercial credit agreements:
  Revolving credit facilities:
    Keystone .............................................     35,568     47,812
    EWP ..................................................      4,908      4,397
    Garden Zone ..........................................      3,541      4,000
  Term loan - EWP ........................................        437        292
Other ....................................................      2,403      2,060
                                                             --------   --------
                                                              146,857    158,561
  Less current maturities ................................     45,986     58,036
                                                             --------   --------

                                                             $100,871   $100,525
                                                             ========   ========


Note 4 - Income taxes:

         Summarized below are (i) the differences between the income tax benefit and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, and (ii) the components of the income tax benefit.


                                                           Three months ended
                                                                March 31,
                                                          -------------------
                                                            1999       2000
                                                            ----       ----
                                                            (In thousands)

Expected tax benefit, at statutory rate ...............   $  (225)   $(1,135)
U. S. state income taxes, net .........................        19        (73)
Amortization of goodwill ..............................      (109)      (108)
Other, net ............................................        20         (4)
                                                          -------    -------

Income tax benefit ....................................   $  (295)   $(1,320)
                                                          =======    =======

Comprehensive benefit for income taxes:
  Currently refundable:
    U.S. federal ......................................   $(2,307)   $   (10)
    U.S. state ........................................      (237)      --
                                                          -------    -------
      Net currently refundable ........................    (2,544)       (10)

  Deferred income taxes, net ..........................     2,249     (1,310)
                                                          -------    -------

                                                          $  (295)   $(1,320)
                                                          =======    =======

Note 5 - Other accrued liabilities:

                                                            December 31, March 31,
                                                                1999        2000
                                                            ----------------------
                                                                (In thousands)
Current:
  Employee benefits ........................................   $13,181   $11,414
  Environmental ............................................    10,093    10,446
  Self insurance ...........................................     7,218     7,263
  Interest .................................................     4,034     1,591
  Disposition of former facilities .........................       617       595
  Legal and professional ...................................       829       750
  Accrued maintenance ......................................      --         813
  Other ....................................................     9,365     7,376
                                                               -------   -------

                                                               $45,337   $40,248
                                                               =======   =======
Noncurrent:
  Environmental ............................................   $ 8,143   $ 8,078
  Deferred gain ............................................       274       250
  Other ....................................................     1,122     1,120
                                                               -------   -------

                                                               $ 9,539   $ 9,448
                                                               =======   =======

         Keystone generally undertakes planned major maintenance activities on an annual basis, usually in the fourth quarter of each year. These major maintenance activities are conducted during a shut-down of the Company's steel and rod mills. Repair and maintenance costs estimated to be incurred in connection with these planned major maintenance activities are accrued in advance on a straight-line basis throughout the year and are included in cost of goods sold.

Note 6 - Operations:

         The Company's operations are comprised of two segments; the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets and the distribution of wire, plastic and wood lawn and garden products to retailers through Garden Zone.

         Beginning in August 1999, Keystone is also engaged in a scrap recycling joint venture through its 50% interest in ARC, an unconsolidated equity affiliate.

                                                           Three months ended
                                                            1999         2000
                                                            ---          ----
                                                             (In thousands)

Revenues:
  Steel and wire products .............................   $ 89,848    $ 94,193
  Lawn and garden products ............................      3,029       2,261
                                                          --------    --------
                                                            92,877      96,454
  Elimination of intersegment revenues ................     (1,160)        (32)
                                                          --------    --------

                                                          $ 91,717    $ 96,422
                                                          ========    ========

Loss before income taxes:
  Operating profit:
    Steel and wire products ...........................   $  3,219    $    767
    Lawn and garden products ..........................       (156)        113
                                                          --------    --------
                                                             3,063         880

  Equity in loss of Alter Recycling Company, L.L.C ....       --           (31)

  General corporate items:
    Interest income ...................................         82         126
    General expense, net ..............................       (272)       (505)
  Interest expense ....................................     (3,516)     (3,713)
                                                          --------    --------

                                                          $   (643)   $ (3,243)
                                                          ========    ========

Note 7 - Contingencies:

         At March 31, 2000, the Company's financial statements reflected accrued liabilities of $18.5 million for estimated remedial costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

         For additional information related to commitments and contingencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         Keystone believes it is a leading manufacturer of steel fabricated wire products, industrial wire and carbon steel rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets. Historically, the Company has experienced greater sales and profits during the first half of the year due to the seasonality of sales in principal wire products markets, including the agricultural and construction markets. Keystone is also engaged in the distribution of wire, plastic and wood lawn and garden products to retailers through its 51%-owned subsidiary Garden Zone LLC ("Garden Zone").

          Beginning in August 1999, Keystone is also engaged in scrap recycling through its unconsolidated 50% interest in Alter Recycling Company, L.L.C. ("ARC").

         As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts including, but not limited to, statements found in this Management's Discussion And Analysis Of Financial Condition And Results Of Operations", are forward looking statements that represent management's belief and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes", "intends", "may", "should", "anticipates", "expected", or comparable terminology, or by discussions of strategies or trends. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurance that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other fillings with the Securities and Exchange Commission, including, but not limited to, cost of raw materials, future supply and demand for the Company's products (including cyclicality thereof), customer inventory levels, general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, the possibility of labor disruptions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation, successful implementation of the Company's capital improvements plan, international trade policies of the United States and certain foreign countries, and any possible future litigation and other risks and uncertainties as discussed in this Quarterly Report and the Annual Report, including, without limitation, the section referenced above. Should one or more of these risks materialize, (or the consequences of such a development worsen) or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

         The following table sets forth the Company's production and sales volume data for the periods indicated:

                                                              Three months ended
                                                                   March 31,
                                                              ------------------
                                                               1999        2000
                                                               ----        ----
                                                            (In thousands of tons)

Production volume:
 Billets:
  Produced ...........................................          155         196
  Purchased ..........................................           28         --
 Rod .................................................          172         197

Sales volume:
 Fabricated wire products ............................           85          82
 Industrial wire .....................................           38          36
 Steel rod ...........................................           54          81
                                                                ---         ---

                                                                177         199
                                                                ===         ===

         The following table sets forth the components of the Company's net sales for the periods indicated.

                                                            Three months ended
                                                                 March 31,
                                                            ------------------
                                                               (In millions)
                                                            1999         2000
                                                            ----         ----

Steel and wire products:
  Fabricated wire products ............................   $  58.7        $  56.2
  Industrial wire .....................................      17.6           16.1
  Rod .................................................      13.2           21.6
  Other ...............................................        .3             .3
                                                            -----          -----
                                                             89.8           94.2

Lawn and garden products ..............................       1.9            2.2
                                                            -----          -----
                                                          $  91.7        $  96.4
                                                          =======        =======

         The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                                              Three months ended
                                                                   March 31,
                                                              ------------------
                                                               1999         2000
                                                               ----         ----

Net sales .............................................        100.0%       100.0%
Cost of goods sold ....................................         91.2         93.3
Gross profit ..........................................          8.8          6.7
Selling expense .......................................          2.0          1.9
General and administrative expense ....................          6.6          5.2
Overfunded defined benefit pension credit .............         (2.7)         (.8)

Loss before income taxes ..............................          (.7)%       (3.4)%
Income tax benefit ....................................          (.3)        (1.4)%
                                                               -----        -----

Net loss ..............................................          (.4)%       (2.0)%
                                                               =====        =====

         Billet production increased 27% from 155,000 tons during the first quarter of 1999 to 196,000 tons, a record level of billet production for Keystone in a single quarter. As a result of the increased billet production, Keystone did not purchase any billets during the 2000 first quarter compared with purchases of 28,000 tons during the 1999 first quarter. Rod production increased 15% to 197,000 tons from 172,000 tons in the 1999 first quarter. The 2000 quarter's rod production was the most for Keystone in a first quarter and the second highest produced in a single quarter.

         As a result of improvements made to Keystone's steel mill during 1998 and 1999, billet production capacity is 1 million tons. However, the Company is presently limited by its Illinois Environmental Protection Agency (the "IEPA") construction permit to annual billet production of 820,000 tons. Keystone applied for modifications to its permit to allow billet production of the 1 million ton capacity. In April 2000, the IEPA notified the Company that the modified permit complies with applicable Federal and state air pollution control laws and rules. Before the permit can be issued, the IEPA must hold a 30 day public comment period. If no substantial comments are received, the permit will be issued on May 20, 2000. Issuance of the permit would allow Keystone to produce 1 million tons of billets, the capacity of its furnace. However, because the Company's rod mill has a capacity of only approximately 800,000 tons, billets produced in excess of that amount would be sold externally or rolled into rod through a tolling arrangement with another manufacturer.

         Net sales of $96.4 million in the 2000 first quarter were up 5 percent from $91.7 million in the same period in 1999. The increase in sales was due to a 12% increase in shipments of the Company's steel and wire products partially offset by a 7% overall decrease in product per ton selling prices. The overall price decline was partially due to a charge in product mix. Carbon steel rod, Keystone's lowest-price product, accounted for 41% of steel and wire shipments in the 2000 first quarter versus 30% in the 1999 first quarter. Shipments of rod increased 49% while per ton selling prices of rod increased 10%. Industrial wire shipments during 2000 declined 6% from the 1999 quarter while per ton selling prices declined 3%. Fabricated wire product shipments declined 3% during the 2000 first quarter as compared to the 1999 first quarter while per ton selling prices declined 1%.

         Gross profit during the 2000 first quarter declined to $6.4 million from $8.1 million in the 1999 first quarter as the Company's gross margin declined from 8.8% in the 1999 period to 6.7% in the 2000 first quarter. This decrease in gross margin was due primarily to higher costs for scrap steel, Keystone's primary raw material, and the lower overall per-ton selling price of the Company's products. During the 2000 first quarter, the Company purchased 194,000 tons of scrap at an average price of $111 per ton as compared to 1999 first quarter purchases of 111,000 tons at an average price of $80 per ton. During the 1999 first quarter, Keystone purchased 28,000 tons of billets at an average price of $199 per ton, as compared to none in the 2000 first quarter.

          Selling expenses in the 2000 first quarter of $1.8 million were comparable with selling expenses in the first quarter of 1999.

         General and administrative expenses during the 2000 first quarter decreased $1.1 million to $5.0 million from $6.1 million in the 1999 first quarter due primarily to an unfavorable legal settlement of $460,000 in the 1999 first quarter and administrative expenses associated with the start-up of Garden Zone during the 1999 first quarter.

         The overfunded defined benefit pension credit in the first quarter of 2000 was $736,000 as compared to $2.5 million in the first quarter of 1999. The decline was primarily a result of the increased pension benefits included in the Company's May 1999 labor contract with the Peoria facility's union. Keystone currently anticipates the total 2000 overfunded defined benefit pension credit will approximate $3.0 million as compared to a total credit in 1999 of $5.6 million.

         Interest expense in the first quarter of 2000 was slightly higher than the first quarter of 1999 due principally to higher average borrowing levels under the Company's revolving credit facilities. Average borrowings by the Company under its revolving credit facilities, term loans and 9 5/8% Senior Secured Notes approximated $150.7 million in the first quarter of 2000 as compared to $142.1 million in the first quarter of 1999. During the first quarter of 2000, the average interest rate paid by the Company was 9.4% per annum as compared to 9.3% per annum in the first quarter of 1999.

         The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in Note 5 to the Consolidated Financial Statements.

         As a result of the items discussed above, the Company incurred a net loss during the first quarter of 2000 of $1.9 million as compared to a net loss of $348,000 in the first quarter of 1999.

         During December 1998, Keystone completed the installation of a new electric arc furnace at its steel mill. The Company experienced production problems related to the start-up of the new furnace throughout 1999 and the first quarter of 2000. These problems were identified during 1999. Keystone had previously believed the problems would have been resolved, and the equipment performing at desired levels, during the first quarter of 2000. However, Keystone currently believes the production problems were not corrected until April 2000.

         Keystone has announced a $12 per-ton increase in rod selling prices for all shipments ordered after April 1, 2000. The company anticipates such price increase will be fully implemented by July 1, 2000. The Company has also announced a $12 per-ton increase in industrial wire selling prices for all orders after May 1, 2000. Several other domestic rod producers have announced price increases ranging from $15 to $20 per ton effective with shipments July 1, 2000. The Company is evaluating similar price increase and will make a decision soon. However, due to the decline in the level of rod imports and firming rod import prices, Keystone currently believes any similar additional price increases would be substantially realized. Despite strong market demand and increased selling price, management believes the Company will record a loss during the second quarter of 2000 due to expected higher scrap costs and the delay in resolving the production problems discussed above. However, management currently believes Keystone will be profitable for calendar 2000.

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

         At March 31, 2000 Keystone had negative working capital of $16.7 million, including $1.8 million of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facilities of $56.2 million. The amount of available borrowings under these revolving credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Under the terms of the indenture related to the Company's 9 5/8% Senior Secured Notes, Keystone's ability to borrow under its revolving credit facilities may be limited. At March 31, 2000, unused credit available for borrowing under Keystone's $60 million revolving credit facility, which expires December 31, 2001, and EWP's $6 million revolving credit facility, which expires June 30, 2000, were $11.1 million and $345,000, respectively. Garden Zone's $4 million revolving credit facility, which expires December 11, 2000, was fully drawn at March 31, 2000. The terms of the indenture will permit Keystone to borrow all of the $11.1 million unused credit available under Keystone's $60 million revolving credit facility during the second quarter of 2000. Keystone's $60 million revolving credit facility requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. EWP has begun discussions with its lender relative to renewing and extending its $6 million revolving credit facility upon its maturity.

         During the first quarter of 2000, Keystone's operating activities used approximately $8.7 million of cash compared to $13.9 million in the first quarter of 1999 due primarily to increases in accounts payable.

         During the first quarter of 2000, the Company made capital expenditures of approximately $2.9 million as compared to $6.5 million in the 1999 first quarter. Capital expenditures for 2000 are currently estimated to be approximately $13.6 million and are related primarily to upgrades of production equipment. These capital expenditures will be funded using cash flows from operations together with borrowing availability under Keystone's revolving credit facilities.


         At March 31, 2000, the Company's financial statements reflected accrued liabilities of $18.5 million for estimated remediation costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. In April 2000, the National Environmental Law Center and affiliated local public interest groups, advised Keystone, the United States Environmental Protection Agency and the Illinois Environmental Protection Agency ("the IEPA") of its intent to file suit against Keystone in Federal court for allegedly discharging excessive amounts of ammonia into the Illinois River in violation of the Clean Water Act. Keystone had been reporting the ammonia discharges to the IEPA while attempting to locate the source. The Company has now located the ammonia source and is in the process of developing corrective action. Keystone has requested a meeting with the IEPA to resolve the alleged violations and to enter into a consent decree relative to future ammonia discharges.


         In April 2000, the membership of the International Association of Machinists and Aerospace Workers (Local 1570), which represents approximately 160 employees at Keystone's Sherman Wire Company ("Sherman") in Sherman, Texas, ratified a new three-year agreement with Sherman that provides for, among other things, increased wages and benefits for the membership.

         Keystone incurs significant ongoing costs for plant and equipment and substantial employee medical benefits for both current and retired employees. As such, the Company is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. As a result of this process, the Company has in the past, and may in the future, reduce controllable costs, modify product mix, acquire and dispose of businesses, restructure certain indebtedness, and raise additional equity capital. Keystone will continue to evaluate the need for similar actions or other measures in the future in order to meet its obligations. The Company also routinely evaluates acquisitions of interests in, or combinations with, companies related to the Company's current businesses. Keystone intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities or increasing the indebtedness of the Company. However, Keystone's ability to incur new debt in the future may be limited by the terms of the indenture related to the 9 5/8% Senior Secured Notes.

         Management believes the cash flows from operations together with the funds available under the Company's revolving credit facilities will be sufficient to fund the anticipated needs of the Company's operations and capital improvements for the year ending December 31, 2000. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, interest rates, repayments of long-term debt, capital expenditures, and available borrowings under the Company's revolving credit facilities. However, liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes, or any significant increases in the cost of providing medical coverage to active and retired employees could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end user markets or market share, the inability to maintain satisfactory billet and rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing.

PART II.

ITEM 1. Legal Proceedings

         Reference is made to disclosure provided under the caption "Current litigation" in Note 15 to the Consolidated Financial Statements included in the Annual Report.

ITEM 6. Exhibits and Reports on Form 8-K.
        --------------------------------

(a)     The following exhibits are included herein:

        27.1 --Financial Data Schedule for the three month period ended March 31, 2000.

 (b) Reports on Form 8-K filed during the quarter ended March 31, 2000:

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

                                          Keystone Consolidated Industries, Inc.
                                          --------------------------------------
                                                      (Registrant)


Date:  May 11, 2000                       By /s/Harold M. Curdy
                                          ----------------------------------
                                          Harold M. Curdy
                                          Vice President - Finance/Treasurer
                                            (Principal Financial Officer)


Date:  May 11, 2000                      By /s/Bert E. Downing, Jr.
                                         ----------------------------------
                                         Bert E. Downing, Jr.
                                         Vice President and Corporate Controller
                                           (Principal Accounting Officer)