Form 10-K/A
period 1999-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2000-06-19
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A-1

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1999

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

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1999 as set forth below and in the pages attached hereto:

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Exhibit No.

99.1 -- Annual Report of the Keystone Consolidated Industries, Inc. Deferred Incentive Plan (Form 11-K)for the year ended December 31, 1999 (filed as an amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                                      (Registrant)


Date:    June 19, 2000                    By:    /s/ Harold M. Curdy
                                               Harold M. Curdy
                                               Vice President-Finance/Treasurer
                                               (Principal Financial Officer)


Date: June 19, 2000                       By:    /s/ Bert E. Downing, Jr.
                                               Bert E. Downing, Jr.
                                               Vice President and Corporate
                                                 Controller
                                               (Principal Accounting Officer)

                                                                    EXHIBIT 99.1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 11-K

ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                          Commission file number 1-3919


     A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

         Keystone Consolidated Industries, Inc. Deferred Incentive Plan

     B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

                     Keystone Consolidated Industries, Inc.
                          5430 LBJ Freeway, Suite 1740
                               Dallas, Texas 75240

         KEYSTONE CONSOLIDATED INDUSTRIES, INC. DEFERRED INCENTIVE PLAN

                                    FORM 11-K

                                      Index




                                                                            Page

Signature Page................................................................2

Financial Statements

  Report of Independent Accountants................................... ........3

  Financial Statements
    Statements of Net Assets Available for Benefits -
      December 31, 1998 and 1999...............................................4

    Statement of Changes in Net Assets Available for Benefits -
      Year ended December 31, 1999.............................................5

    Notes to Financial Statements............................................6-9

Supplemental Schedule

  Schedule G, Part 3 - Schedule of Nonexempt Transactions -
    Year ended December 31, 1999....................................... ......10

  Schedule H, Line 4i -  Schedule of Assets Held for Investment
    Purposes - December 31, 1999..............................................11

  Exhibit I - Consent of Independent Accountants..............................12

                                    SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the Administrator has duly caused this Annual Report to be signed by the undersigned thereunto duly authorized.

                                          KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                               DEFERRED INCENTIVE PLAN

                                  By:      ADMINISTRATIVE COMMITTEE OF THE
                                          KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                               DEFERRED INCENTIVE PLAN


                                  By:       /s/ Bert E. Downing, Jr.
                                           Bert E. Downing, Jr.
                                           Committee Member


June 19, 2000

Report of Independent Accountants

To the Participants and Administrator of Keystone Consolidated Industries, Inc. Deferred Incentive Plan


In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of Keystone Consolidated Industries, Inc. Deferred Incentive Plan (the "Plan") at December 31, 1998 and December 31, 1999, and the changes in net assets available for benefits for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of Assets Held For Investment Purposes and Nonexempt Transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




June 16, 2000

         KEYSTONE CONSOLIDATED INDUSTRIES, INC. DEFERRED INCENTIVE PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                           December 31, 1998 and 1999



                                                       1998            1999
                                                       ----            ----

Net assets available for benefits:

  Investments ....................................   $38,932,706   $48,484,370
  Employer contribution receivable ...............       747,305       803,390
  Participant contributions receivable ...........          --          43,038
                                                     -----------   -----------

                                                     $39,680,011   $49,330,798
                                                     ===========   ===========

         KEYSTONE CONSOLIDATED INDUSTRIES, INC. DEFERRED INCENTIVE PLAN

            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                          Year ended December 31, 1999



Additions:
  Investment income:
    Net appreciation in fair value of investments ..........   $ 8,498,100
    Interest and dividends .................................     4,108,063
                                                               -----------
                                                                12,606,163

  Contributions:
    Employer ...............................................       803,390
    Participants ...........................................     1,258,734
                                                               -----------
                                                                 2,062,124
                                                               -----------

  Other income .............................................           469
                                                               -----------

      Total additions ......................................    14,668,756
                                                               -----------

Deductions:
  Benefits to participants .................................     5,016,496
  Administrative expenses ..................................         1,473
                                                                ----------

      Total deductions .....................................     5,017,969
                                                                ----------

Net increase in net assets available for benefits ..........     9,650,787

Net assets available for benefits:
  December 31, 1998 ........................................    39,680,011
                                                               -----------

  December 31, 1999 ........................................   $49,330,798
                                                               ===========


         KEYSTONE CONSOLIDATED INDUSTRIES, INC. DEFERRED INCENTIVE PLAN

                          NOTES TO FINANCIAL STATEMENTS



Note 1 - Description of Plan and significant accounting policies

     General. The following description of the Keystone Consolidated Industries, Inc. Deferred Incentive Plan (the "Plan") provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

     The Plan is a defined contribution plan in which eligible non-bargaining employees of Keystone Consolidated Industries, Inc. ("Keystone" or the "Employer") who have at least one year of eligible service and are at least 21 years old may elect to participate. The Plan is a qualified cash or deferred profit-sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

     Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons own 50% of Keystone. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee, or by Mr. Simmons directly. Keystone may be deemed to be controlled by Contran and Mr. Simmons.

     Financial statement presentation. On September 15, 1999, the American Institute of Certified Public Accountants issued Statement of Position 99-3, Accounting for and Reporting of Certain Defined Contribution Plan Investments and Other Disclosure Matters ("SOP 99-3") which, among other things, eliminated previous requirements for defined contribution plans to present plan investments by general type for participant-directed investment programs and to disclose participant-directed investment programs. SOP 99-3 is effective for financial statements for plan years ending after December 15, 1999. Accordingly, the Plan has adopted SOP 99-3 and the accompanying financial statements do not include details of the Plan's participant-directed investment programs.

     Contributions. The Plan permits participants to defer 3% to 15% of their pre-tax annual compensation as contributions, not to exceed a deferral of $10,000, (subject to adjustment in future years), through payroll deductions. At its discretion, the Employer may contribute cash or shares of Keystone common stock to the Plan based on a matching or other formula. The Employer's cash or stock contributions are allocated to participants' accounts on a percentage or matching basis relative to the participants' contributions for the year. The Employer's contributions of Keystone common stock are allocated to the respective participants' accounts in the Keystone Restricted Stock Fund. The
Employer's contribution is reduced, as provided by the Plan, by nonvested amounts forfeited by participants who withdraw from the Plan. At December 31, 1998 and 1999, unallocated forfeited nonvested accounts were $6,655 and $15,137, respectively. The Employer may use forfeited nonvested accounts to reduce Employer contributions in the fifth year following the plan year of forfeiture. There were no forfeitures allocated to participant accounts during the year ended December 31, 1999.

     Vesting and benefits. Salary deferrals (including earnings thereon) are immediately vested while Employer contributions (including earnings thereon) vest at the rate of 20% per year of service, as defined.

     Upon termination of employment, retirement, death or disability, a participant (or beneficiary, if applicable) may elect to receive either (i) a lump sum amount equal to the vested value of the participants' accounts or (ii) installments over a period of not more than 30 years. With the consent of the Plan administrators, participants can borrow amounts from their vested account balances, subject to certain limitations under the Plan.

     Participants' accounts. The Plan provides participants with options to generally invest account balances in certain publicly-traded mutual or pooled funds administered by Putnam Investments. Participants can direct the Plan administrator to invest, in 10% increments, such account balances in any of the Plan's investment fund options. Employer contributions of shares of Keystone common stock are allocated to participant accounts through the "Keystone Restricted Stock Fund." Participants are not permitted to redirect Keystone Restricted Stock to other investment options.

     In addition to the Putnam Funds, a "Loan Fund" is maintained to account for loans to participants, as permitted by the Plan. These loans, with interest rates ranging from 7.0% to 10.37%, mature through 2021.

     During 1988, in connection with Keystone's rights offering of its common stock, certain participants were permitted to direct part of their account balance into an investment in Keystone's common stock (the "Keystone Unrestricted Stock Fund").

     Plan termination. The Employer has the right under the Plan to discontinue its contributions at any time and to terminate the Plan, in compliance with the provisions of ERISA. In the event the Plan is terminated, the accounts of all participants would become fully vested.

     Basis of accounting. The financial statements of the Plan are prepared in accordance with accounting principles generally accepted in the United States. Valuation of investments is more fully described in Note 2.

     Expenses of administering the Plan. To the extent not paid by the Employer, administrative expenses are paid by the Plan. The Employer paid a significant portion of 1999 administrative expenses.

     Management estimates. The preparation of the Plan's financial statements in conformity with generally accepted accounting principles requires the plan administrator to make significant estimates and assumptions that affect the reported amounts of net assets available for benefits at the date of the financial statements and the changes in net assets available for benefits during the reporting period and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

     Risks and uncertainties. The Plan provides for various investment options in a variety of stocks, bonds, fixed income securities, mutual funds, and other investment securities. Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect participants' account balances and the amounts reported in the Plan's statement of net assets available for benefits.

     Tax status. The Plan has been notified by the Internal Revenue Service that it is a qualified plan under Section 401(a) and Section 401(k) of the Code, and is therefore exempt from federal income taxes under provisions of Section 501(a) of the Code.

Note 2 - Investments

     General. The assets of the Plan are held and the related investment transactions are executed by Putnam Fiduciary Trust Company as trustee (the "Trustee") of the Keystone Master Deferred Incentive Trust (the "Keystone Trust"). The Keystone Trust invests in certain publicly-traded mutual or pooled funds administered by Putnam Investments (see Note 1). The Plan's investments are stated at fair value based on quoted market prices and net appreciation for the year is reflected in the Plan's statement of changes in net assets available for plan benefits.

     Investments that individually represent 5% or more of the Plan's net assets at year end are as follows:

                                                           December 31,
                                                     -------------------------
                                                        1998           1999
                                                        ----           ----

Putnam Funds:
  Voyager ........................................   $14,690,589   $19,036,924
  Vista ..........................................   $ 9,385,260   $11,979,588
  Stable Value ...................................   $ 5,313,522   $ 6,347,986
  Diversified Income Trust .......................   $ 3,097,262   $ 2,549,514


Note 3 -  Nonparticipant-directed investments

     Information about the net assets, and the significant components of the changes in such net assets relating to nonparticipant-directed investments is as follows:

                                                             December 31,
                                                       ------------------------
                                                         1998           1999

Net assets available for benefits
- Keystone Restricted Stock                            $2,609,345    $2,573,222
                                                       ==========    ==========


                                                               Year ended
                                                            December 31, 1999
                                                       ------------------------

Changes in net assets available for benefits
- Keystone Restricted Stock

  Employer contributions ...................................   $ 793,574
  Net depreciation in fair value of investments ............    (691,459)
  Benefits to participants .................................    (138,238)
                                                               ----------

  Net decrease in net assets available for
    benefits ...............................................   $ (36,123)
                                                               =========


Note 4 - Deposit of participant contributions

     ERISA requires employers to transfer participant elective deferrals to the plan's trust account within a specified period of time. In 1999, the employer did not transfer certain contributions within the time required by ERISA. However, all contributions plus earnings have been subsequently transferred to the plan's trust account.

         KEYSTONE CONSOLIDATED INDUSTRIES, INC. DEFERRED INCENTIVE PLAN

                   SCHEDULE G, PART 3 - NONEXEMPT TRANSACTIONS

                                December 31, 1999

                                                                                  Expenses
                                                                                 Incurred in
                                         Description                Net gain     Connection
                            Relationship     of          Loan         on           with
   Party Involved            to Plan     Transaction     Amount   Transactions  Transactions
   --------------           ------------ -----------     ------   ------------  ------------


                                         Loan - late
Keystone Consolidated ...                deposit of
  Industries, Inc. ......   Sponsor      contribution    $46,857     $4,121          $--

                                         Loan - late
Keystone Consolidated ...                deposit of
  Industries, Inc. ......   Sponsor      contribution    $10,474     $  276          $--



         KEYSTONE CONSOLIDATED INDUSTRIES, INC. DEFERRED INCENTIVE PLAN

      Schedule H, Line 4i - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                December 31, 1999



                                                                            Fair
                                                   Shares     Cost     value
                                                   ------     ------   ------
                                                         (In thousands)

*Putnam Funds:
  Voyager ...................................      614,888   $ 9,707   $19,037
  Vista .....................................      686,116     6,788    11,980
  Stable Value ..............................    6,347,986     6,348     6,348
  Diversified Income Trust ..................      236,724     2,800     2,550
  George Putnam Fund of Boston ..............       97,993     1,705     1,595
  OTC and Emerging Growth ...................       36,716       704     1,359
  Global Growth .............................       57,955       727     1,077
  Asset Allocation - Conservative Portfolio .       47,787       497       504
  S&P 500 Index .............................       12,282       384       429
  International Growth ......................       14,231       393       422
  High Yield Advantage ......................       35,103       296       273
  Equity Income .............................        8,858       140       123
  Asset Allocation - Balanced Portfolio .....        5,235        64        68
  Asset Allocation - Growth Portfolio .......        1,907        26        29
*Keystone Restricted Stock ..................      299,730     3,004     1,780
*Keystone Unrestricted Stock Fund ...........        9,631        70        57
*Loans to participants (7.0% - 10.37%;
   mature through 2021) .....................                   -          853
                                                             -------   -------

                                                             $33,653   $48,484
                                                             =======   =======



*    Party in interest.

                                                                       Exhibit I


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-71441) of Keystone Consolidated Industries, Inc. of our report dated June 16, 2000, relating to the financial statements of the Keystone Consolidated Industries, Inc. Deferred Incentive Plan, which appears in this Form 11-K.


PricewaterhouseCoopers LLP




June 16, 2000