Form 10-Q
period 2000-06-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2000-08-08
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2000
                         -------------

Commission file number 1-3919
                       ------


                     Keystone Consolidated Industries, Inc.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              37-0364250
---------------------------------------------              --------------------
(State or other jurisdiction ofI.R.S. Employer incorporation or organization)Identification No.)

  5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, TX  75240-2697
------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:    (972) 458-0028
                                                    --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                            No _____
                               -----

Number of shares of common stock outstanding at August 4, 2000: 10,061,969

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                          Page
                                                                         number

PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Balance Sheets - December 31, 1999
                   and June 30, 2000                                       3-4

                  Consolidated Statements of Operations - Three months
                   and six months ended June 30, 1999 and 2000               5

                  Consolidated Statements of Cash Flows - Six months
                   ended June 30, 1999 and 2000                              6

                  Consolidated Statement of Stockholders' Equity - Six
                   months ended June 30, 2000                                7

                  Notes to Consolidated Financial Statements              8-13

  Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   14-21

PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings                                         22

  Item 4.         Submission of Matters to a Vote of Security Holders       22

  Item 6.         Exhibits and Reports on Form 8-K                          22

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                     December 31,     June 30,
                 ASSET                                  1999            2000
                                                     -----------      --------

Current assets:
  Notes and accounts receivable .................      $ 32,010      $ 43,593
  Receivable from Alter Recycling Company, L.L.C            809           716
  Inventories ...................................        66,083        55,270
  Deferred income taxes .........................        17,396        15,999
  Prepaid expenses and other ....................         1,364           401
                                                       --------      --------

     Total current assets .......................       117,662       115,979
                                                       --------      --------

Property, plant and equipment ...................       357,877       362,560
Less accumulated depreciation ...................       207,721       214,843
                                                       --------      --------

     Net property, plant and equipment ..........       150,156       147,717
                                                       --------      --------

Other assets:
  Restricted investments ........................         9,180         9,186
  Prepaid pension cost ..........................       126,126       127,597
  Deferred financing costs ......................         3,034         2,910
  Goodwill ......................................         1,002           939
  Deferred income taxes .........................          --           3,697
  Investment in Alter Recycling Company, L.L.C ..           281            29
  Other .........................................         3,477         3,173
                                                       --------      --------

     Total other assets .........................       143,100       147,531
                                                       --------      --------

                                                       $410,918      $411,227
                                                       ========      ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


                                                      December 31,     June 30,
   LIABILITIES AND STOCKHOLDERS' EQUITY                  1999            2000
                                                      ----------       --------

Current liabilities:
  Notes payable and current maturities of
    long-term debt ..............................      $ 45,986       $ 54,854
  Accounts payable ..............................        30,689         35,145
  Accounts payable to affiliates ................            70           --
  Accrued OPEB cost .............................         9,500          9,500
  Other accrued liabilities .....................        45,337         39,970
                                                       --------       --------

      Total current liabilities .................       131,582        139,469
                                                       --------       --------

Noncurrent liabilities:
  Long-term debt ................................       100,871        100,491
  Accrued OPEB cost .............................        98,802         98,357
  Deferred income taxes .........................         1,100           --
  Negative goodwill .............................        22,709         22,031
  Other .........................................         9,539          9,024
                                                       --------       --------

      Total noncurrent liabilities ..............       233,021        229,903
                                                       --------       --------

Minority interest ...............................          --               58
                                                       --------       --------

Stockholders' equity:
  Common stock ..................................        10,656         10,792
  Additional paid-in capital ....................        52,398         53,071
  Accumulated deficit ...........................       (16,727)       (22,054)
  Treasury stock, at cost .......................           (12)           (12)
                                                       --------       --------

      Total stockholders' equity ................        46,315         41,797
                                                       --------       --------

                                                       $410,918       $411,227
                                                       ========       ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                            Three months ended     Six months ended
                                                June 30,               June 30,
                                          ---------------------   ------------------
                                           1999         2000       1999         2000
                                           ----         ----       ----         ----

Revenues and other income:
  Net sales ............................  $105,924    $ 95,382    $197,641    $191,804
  Interest .............................       107         139         189         265
  Other, net ...........................       192         (61)        313         (39)
                                          --------    --------    --------    --------
                                           106,223      95,460     198,143     192,030
                                          --------    --------    --------    --------

Costs and expenses:
  Cost of goods sold ...................    93,484      91,515     177,147     181,496
  Selling ..............................     2,107       1,714       3,910       3,514
  General and administrative ...........     5,104       4,244      11,185       9,268
  Overfunded defined benefit pension
   credit ..............................    (1,500)       (736)     (4,000)     (1,472)
  Interest .............................     3,529       3,897       7,045       7,610
                                          --------    --------    --------    --------
                                           102,724     100,634     195,287     200,416
                                          --------    --------    --------    --------

                                             3,499      (5,174)      2,856      (8,386)

Equity in losses of Alter Recycling
  Company, L.L.C .......................      --          (221)       --          (252)
                                          --------    --------    --------    --------

   Income (loss) before income ta ......     3,499      (5,395)      2,856      (8,638)

Provision (benefit) for income ta ......       918      (2,049)        623      (3,369)

Minority interest in after-tax
  earnings .............................       102          49         102          58
                                          --------    --------    --------    --------

   Net income (loss) ...................  $  2,479    $ (3,395)   $  2,131    $ (5,327)
                                          ========    ========    ========    ========

Net income (loss) per share:
  Basic ................................  $    .25    $   (.34)   $    .21    $   (.53)
                                          ========    ========    ========    ========
  Diluted ..............................  $    .25    $   (.34)   $    .21    $   (.53)
                                          ========    ========    ========    ========

Weighted average common and common
 equivalent shares outstanding:
  Basic ................................     9,927      10,062       9,882      10,017
                                          ========    ========    ========    ========
  Diluted ..............................     9,927      10,062       9,882      10,017
                                          ========    ========    ========    ========


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 1999 and 2000
                                 (In thousands)


                                                          1999         2000
                                                          ----         ----

Cash flows from operating activities:
  Net income (loss) ..................................  $  2,131   $ (5,327)
  Depreciation and amortization ......................    11,865      9,207
  Amortization of deferred financing costs ...........       260        239
  Deferred income taxes ..............................     1,865     (3,401)
  Other, net .........................................    (2,572)      (141)
  Change in assets and liabilities:
    Accounts receivable ..............................    (7,862)   (11,633)
    Inventories ......................................       275     10,813
    Prepaid pension cost .............................    (4,000)    (1,472)
    Accounts payable .................................       249      4,386
    Other, net .......................................     1,779     (3,697)
                                                        --------   --------

      Net cash provided (used) by operating activities     3,990     (1,026)
                                                        --------   --------

Cash flows from investing activities:
  Capital expenditures ...............................   (10,498)    (7,449)
  Other, net .........................................       (53)       (13)
                                                        --------   --------

      Net cash used by investing activities ..........   (10,551)    (7,462)
                                                        --------   --------

Cash flows from financing activities:
  Revolving credit facilities, net ...................     7,124      9,161
  Other notes payable and long-term debt:
    Additions ........................................       210         27
    Principal payments ...............................      (773)      (700)
                                                        --------   --------

      Net cash provided by financing activities ......     6,561      8,488
                                                        --------   --------

Net change in cash and cash equivalents ..............      -          -

Cash and cash equivalents, beginning of period .......      -          -
                                                        --------   --------

Cash and cash equivalents, end of period .............  $   -      $   -
                                                        ========   ========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized ..............  $  6,808   $  7,383
    Income tax refund received .......................      (651)      (636)

  Common stock contributed to employee benefit plan ..  $    722   $    809


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2000
                                 (In thousands)


                                     Additional
                             Common    paid-in    Accumulated Treasury
                              Stock    capital      deficit    stock    Total
                             -------  ---------   -----------  -----  ---------

Balance - December 31, 1999  $10,656  $   52,398  $  (16,727)  $(12)  $ 46,315

Net loss ..................     --          --        (5,327)   --      (5,327)

Issuance of common stock ..      136         673        --      --         809
                             -------  ----------  ----------   ----   --------

Balance - June 30, 2000 ...  $10,792  $   53,071  $  (22,054)  $(12)  $ 41,797
                             =======  ==========  ==========   ====   ========


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

         The consolidated balance sheet at December 31, 1999 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2000 and the consolidated statements of operations and cash flows for the interim periods ended June 30, 1999 and 2000, and the consolidated statement of stockholders' equity for the interim period ended June 30, 2000, have each been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

         At June 30, 2000, Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons, beneficially own approximately 50% of the Company. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee, or by Mr. Simmons directly. The Company may be deemed to be controlled by Contran and Mr. Simmons.

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

         The Company will adopt the Securities and Exchange Commission's ("the SEC") Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, as amended, in the fourth quarter of 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria that must be met before revenue can be recognized. The impact on Keystone of adopting SAB No. 101, if any, has not yet been determined, in part because the SEC is continuing to provide additional informal guidance and clarification concerning the exact requirements of SAB No. 101. If the impact of adopting SAB No. 101 is material, the Company will adopt SAB No. 101 retroactively to the beginning of 2000, and previously-reported results of operations for the first three quarters of 2000 would be restated.

Note 2 - Inventories:

         Inventories are stated at the lower of cost or market. At December 31, 1999 and June 30, 2000, the last-in, first-out ("LIFO") method was used to determine the cost of approximately 79% and 76%, respectively, of total inventories and the first-in, first-out or average cost methods were used to determine the cost of other inventories.

                                                        December 31,    June 30,
                                                           1999          2000
                                                        ------------   --------
                                                             (In thousands)

Raw materials:
  Steel and wire products .............................  $   20,985    $21,358
                                                         ----------    -------

Work in process -
  Steel and wire products .............................      12,657      6,347
                                                         ----------    -------

Finished products:
  Steel and wire products .............................      20,179     17,179
  Lawn and garden products ............................       5,595      3,455
                                                         ----------    -------
                                                             25,774     20,634
                                                         ----------    -------
Supplies:
  Steel and wire products .............................      15,378     15,642
                                                         ----------    -------
                                                             74,794     63,981
                                                         ----------    -------

Less LIFO reserve:
  Steel and wire products .............................       8,711      8,711
                                                         ----------    -------
                                                         $   66,083    $55,270
                                                         ==========    =======


Note 3 - Notes payable and long-term debt:


                                                        December 31,  June 30,
                                                           1999         2000
                                                        --------     --------
                                                           (In thousands)

9 5/8% Senior Secured Notes, due August 2007            $100,000     $100,000
Commercial credit agreements:
  Revolving credit facilities:
    Keystone ...............................              35,568       45,022
    EWP ....................................               4,908        4,990
    Garden Zone ............................               3,541        3,166
  Term loan - EWP ..........................                 437          146
Other ......................................               2,403        2,021
                                                        --------     --------
                                                         146,857      155,345
  Less current maturities ..................              45,986       54,854
                                                        --------     --------

                                                        $100,871     $100,491
                                                        ========     ========

         In June 2000, EWP renewed and extended its revolving credit facility for two years until June 2002. Under the terms of the renewal, the revolving credit facility was increased from $6 million to $7 million and the facility's borrowing base was expanded.

Note 4 - Income taxes:

         Summarized below are (i) the differences between the provision for income taxes or income tax benefit, and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, and (ii) the components of the provision (benefit) for income taxes.


                                                           Six months ended
                                                               June 30,
                                                         ---------------------
                                                         1999            2000
                                                         ----            ----
                                                            (In thousands)

Expected tax expense (benefit), at statutory rate       $ 1,000         $(3,023)
U.S. state income taxes, net                                316            (162)
Amortization of goodwill                                   (217)           (217)
Other, net                                                  476              33
                                                        -------         -------

Income tax provision (benefit)                          $   623         $(3,369)
                                                        =======         =======

Copmprehensive income tax provision (benefit):
  Currently payable (refundable):
    U.S. Federal                                        $(1,354)        $   (22)
    U.S. Sate                                               112              54
                                                        -------         -------

      Net currently payable (refundable)                 (1,242)             32
  Deferred income taxes, net                              1,865          (3,401)
                                                        -------         -------

                                                        $   623         $(3,369)
                                                        =======         =======

Note 5 - Other accrued liabilities:


                                                        December 31,    June 30,
                                                           1999            2000
                                                        ------------    --------
                                                             (In thousands)

Current:
  Employee benefits                                     $13,181         $11,310
  Environmental                                          10,093          10,073
  Self insurance                                          7,218           7,345
  Interest                                                4,034           4,021
  Disposition of former facilities                          617             303
  Legal and professional                                    829             741
  Accrued maintenance                                      -                557
  Other                                                   9,365           5,620
                                                        -------         -------

                                                        $45,337         $39,970
                                                        =======         =======

Noncurrent:
  Environmental                                         $ 8,143         $ 8,033
  Deferred gain                                             274            -
  Other                                                   1,122             991
                                                        -------         -------

                                                        $ 9,539         $ 9,024
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

         Beginning in August 1999, Keystone is also engaged in a scrap recycling joint venture through its 50% interest in Alter Recycling Company, L.L.C., an unconsolidated equity affiliate.


                                       Three months ended        Six months ended
                                             June 30,                 June 30,
                                       -------------------      ---------------------
                                         1999        2000        1999          2000
                                         ----        ----        ----          ----
                                                     (In thousands)

Revenues:
  Steel and wire products .........    $ 99,983     $92,807     $189,831     $187,000
  Lawn and garden products ........       7,290       2,671       10,319        4,932
                                       --------     -------     --------     --------
                                        107,273      95,478      200,150      191,932

  Elimination of intersegment
    revenues ......................      (1,349)        (96)      (2,509)        (128)
                                       --------     -------     --------     --------

                                       $105,924     $95,382     $197,641     $191,804
                                       ========     =======     ========     ========

Income (loss) before income taxes:
 Operating profit (loss):
    Steel and wire products .......    $  6,944     $  (870)    $ 10,163     $   (103)
    Lawn and garden products ......         452         199          296          312
                                       --------     -------     --------     --------
                                          7,396        (671)      10,459          209

Equity in losses of Alter
  Recycling Company, L.L.C ........        --          (221)        --           (252)

  General corporate items:
    Interest income ...............         107         139          189          265
    General income (expense), net .        (475)       (745)        (747)      (1,250)
  Interest expense ................      (3,529)     (3,897)      (7,045)      (7,610)
                                       --------     -------     --------     --------

                                       $  3,499     $(5,395)    $  2,856     $ (8,638)
                                       ========     =======     ========     ========



Note 7 - Contingencies:

         At June 30, 2000, the Company's financial statements reflected accrued liabilities of $18.1 million for estimated remedial costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

         In April 2000, the National Environmental Law Center ("the NELC") and affiliated public interest groups advised Keystone, the United States Environmental Protection Agency and the Illinois Environmental Protection Agency ("the IEPA") of its intent to file suit against Keystone in Federal Court for allegedly discharging excessive amounts of ammonia into the Illinois River in violation of the Clean Water Act. Keystone had been reporting the ammonia discharges to the IEPA while attempting to locate the source. During May 2000, the Company believed it had located the source of the ammonia and remedied the process that was creating the ammonia. However, in June 2000, Keystone again allegedly discharged an excessive amount of ammonia into the Illinois River. In June 2000, the State of Illinois served Keystone with a complaint alleging over 100 discharges of ammonia and zinc into the waters of the state in excess of permitted limits. The State of Illinois claims it is without an adequate remedy at law and will be irreparably injured if the violations continued and, as such, is requesting preliminary, and after trial, permanent injunctions. In addition, the complaint requests civil penalties of $50,000 for each violation and $10,000 for each day during which each violation occurs. The Company continues to investigate the allegations and attempt to locate and eliminate the source of the excessive ammonia. Until the investigation is complete, Keystone is unable to determine if any of the claimed violations occurred. The Company believes that in light of the complaint by the State of Illinois, the threatened NELC suit will not be filed.

         For additional information related to commitments and contingencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         Keystone believes it is a leading manufacturer of fabricated wire products, industrial wire and carbon steel rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets. Historically, the Company has experienced greater sales and profits during the first half of the year due to the seasonality of sales in principal wire products markets, including the agricultural and construction markets. Keystone is also engaged in the distribution of wire, plastic and wood lawn and garden products to retailers through its 51% ownership interest in Garden Zone LLC ("Garden Zone").

        Beginning in August 1999, Keystone is also engaged in scrap recycling through its unconsolidated 50% interest in Alter Recycling
Company, L.L.C. ("ARC").

         As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts including, but not limited to, statements found in this "Management's Discussion And Analysis Of Financial Condition And Results Of Operations," are forward looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although Keystone believes the expectations reflected in such forward-looking statements are reasonable, it cannot give assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission including, but not limited to, cost of raw materials, future supply and demand for the Company's products (including cyclicality thereof), customer inventory levels, general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, the possibility of labor disruptions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation, successful implementation of the Company's capital improvements plan, international trade policies of the United States and certain foreign countries, and any possible future litigation and other risks and uncertainties as discussed in this Quarterly Report and the Annual Report, including without limitation, the section referenced above. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

         The following table sets forth the Company's steel and wire products production and sales volume data for the periods indicated.


                                           Three months ended  Six months ended
                                                June 30,          June 30,
                                           ------------------  ----------------
                                             1999       2000     1999      2000
                                             ----       ----     ----      ----
                                                 (In thousands of tons)

Production volume:
 Billets:
  Produced .................... ..........    174        137      328       332
  Purchased ..............................      2          8       30         8
 Rod .....................................    174        150      346       348

Sales volume:
 Fabricated wire products ................     96         94      181       177
 Industrial wire .........................     40         35       78        71
 Steel rod ...............................     57         53      111       133
                                              ---        ---      ---       ---

                                              193        182      370       381
                                              ===        ===      ===       ===


         The following table sets forth the components of the Company's net sales for the periods indicated.


                                        Three months ended   Six months ended
                                              June 30,             June 30,
                                        ------------------  ------------------
                                          1999      2000      1999      2000
                                          ----      ----      ----      ----
                                                   (In millions)

Steel and wire products:
  Fabricated wire products .........    $   65.8  $   62.3  $  124.6  $  118.5
  Industrial wire ..................        18.3      15.9      35.9      32.0
  Rod ..............................        15.4      14.1      28.6      35.7
  Other ............................          .5        .5        .7        .8
                                        --------    ------    ------    ------
                                           100.0      92.8     189.8     187.0

Lawn and garden products ...........         5.9       2.6       7.8       4.8
                                        --------    ------    ------    ------

                                        $  105.9  $   95.4  $  197.6  $  191.8
                                        ========    ======    ======    ======


         The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.



                                      Three months ended      Six months ended
                                            June 30,                June 30,
                                      ------------------    --------------------
                                         1999      2000        1999        2000
                                         ----      ----        ----        ----

Net sales .........................      100.0%     100.0%     100.0%     100.0%
Cost of goods sold ................       88.3       95.9       89.6       94.6
                                       -------      -----      -----      -----
Gross profit ......................       11.7        4.1       10.4        5.4
Selling expenses ..................        2.0        1.8        2.0        1.8
General and administrative expenses        4.8        4.4        5.7        4.8
Overfunded defined benefit pension
 credit ...........................       (1.4)       (.8)      (2.0)       (.8)

Income (loss) before income taxes .        3.3%      (5.7)%      1.5%      (4.5)%
Income tax provision (benefit) ....         .9       (2.1)        .3       (1.8)
Minority interest in after-tax
  earnings ........................         .1        -           .1        -
                                       -------      -----      -----      -----

Net income (loss) .................        2.3%      (3.6)%      1.1%      (2.7)%
                                       =======      =====      =====      =====

         Billet production during the second quarter of 2000 declined 37,000 tons or 21% to 137,000 tons from 174,000 tons during the second quarter of 1999. The primary reasons for this decline were the extended outage incurred in connection with the correction of the infrastructure problems related to
Keystone's capital improvements that were completed during 1998 and a "break-out" that occurred at the Company's electric arc furnace during June 2000. Due to the decline in billet production, Keystone purchased 8,000 tons of billets during the 2000 second quarter as compared to purchases of 2,000 tons during the 1999 second quarter. As a result of the decline in billet production, and despite the increased billet purchases, rod production during the second quarter of 2000 declined to 150,000 tons as compared to production of 174,000 tons in the 1999 second quarter.

         Despite lower production levels during the second quarter, billet and rod production during the first six months of 2000 both increased slightly as compared to the first six months of 1999. These increases were due to the high levels of production during the first quarter of 2000. Billet production in the first six months of 2000 increased 4,000 tons from production in the first six months of 1999 and rod production in the first six months of 2000 increased 2,000 tons from production in the first six months of 1999.

         As a result of improvements made to Keystone's steel mill during 1998 and 1999, billet production capacity is 1 million tons. However, through June 2000 the Company was limited by its Illinois Environmental Protection Agency (the "IEPA) construction permit to annual billet production of 820,000 tons. Keystone applied for modifications to its permit to allow billet production of the 1 million ton capacity and in June 2000, the IEPA issued the permit. Issuance of the permit allows Keystone to now produce 1 million tons of billets, the capacity of its furnace. Although the Company's rod mill has a capacity of only approximately 800,000 tons, Keystone has developed several options that will allow it to sell any excess billet production into the marketplace. Keystone currently intends to attempt to operate the furnace at its capacity.

         Net sales of $95.4 million in the 2000 second quarter were down 10% from $105.9 million during the same period in 1999. This decline in sales was due primarily to a 6% decline in shipments of the Company's steel and wire products combined with a 2% decline in overall per-ton product selling prices. In addition, Garden Zone's sales during the 2000 second quarter were down $3.3 million from the 1999 second quarter to $2.6 million primarily due to lower shipments to a major customer. The production outages in Keystone's steel mill during the second quarter of 2000 were responsible for the lower steel and wire product shipment levels during the 2000 second quarter. Shipments of carbon steel rod declined 8% during the 2000 second quarter as compared to the 1999 second quarter while per-ton selling prices declined 1%. Industrial wire shipments declined 11% while per-ton selling prices declined 2%. Fabricated wire products shipments during the 2000 second quarter declined 2% as compared to the 1999 second quarter while per-ton selling prices declined 3%.

         Net sales of $191.8 million in the first six months of 2000 were down 3% from $197.6 million in the first six months of 1999. This decline in sales was primarily due to a 2% decline in per-ton selling prices of the Company's steel and wire products partially offset by a 3% increase in shipments. In addition, Garden Zone's sales during the first six months of 2000 were down $3.0 million from the same period in 1999 to $4.8 million primarily due to the lower shipments to the major customer. Despite lower steel and wire product shipments during the 2000 second quarter, higher shipments during the 2000 first quarter resulted in the higher product shipments during the first six months of 2000 as compared to the first six months of 1999. Carbon steel rod shipments increased 20% during the first six months of 2000 compared to the 1999 second quarter while per-ton selling prices increased 4%. Industrial wire shipments declined 9% while per-ton selling prices declined 3%. Fabricated wire products shipments during the first six months of 2000 declined 3% as compared to the first six months of 1999 while per-ton selling prices declined 2%.

         Gross profit during the 2000 second quarter declined to $3.9 million from $12.4 million in the 1999 second quarter as the Company's gross margin declined from 11.7% in the 1999 period to 4.1% in the 2000 second quarter. This decrease in gross margin was due primarily to higher costs for scrap steel, Keystone's primary raw material, the lower overall per-ton selling price of the Company's products and higher production costs due to extended production outages caused by planned repairs and the furnace break-out. During the 2000 second quarter, the Company purchased 197,000 tons of scrap at an average price of $104 per ton as compared to 1999 second quarter purchases of 224,000 tons at an average price of $88 per ton. During the 1999 second quarter, Keystone purchased 2,000 tons of billets at an average price of $187 per ton, as compared to 8,000 tons in the 2000 second quarter at an average price of $215 per ton. The second quarter production outages and the furnace break-out adversely impacted gross profit by approximately $3.6 million including lost billet production of 39,000 tons.

         Gross profit during the first six months of 2000 declined to $10.3 million from $20.5 million in the first six months of 1999 as the Company's gross margin declined from 10.4% in the 1999 period to 5.4% in the first six months of 2000. This decrease in gross margin was also due primarily to higher costs for scrap steel, the lower overall per-ton selling price of the Company's products and higher production costs. During the first six months of 2000, the Company purchased 390,000 tons of scrap at an average price of $108 per ton as compared to 1999 purchases of 336,000 tons at an average price of $85 per ton. During the first six months of 1999, Keystone purchased 30,000 tons of billets at an average price of $198 per ton, as compared to 8,000 in the first six months of 2000 at an average price of $215 per ton. The production outages and furnace break-out during the first six months of 2000 adversely impacted gross profit by $5.3 million including lost billet production of 64,000 tons.

         Selling expenses of $1.7 million during the second quarter of 2000 and $3.5 million during the first six months of 2000 were both approximately $400,000 lower than the same periods in 1999, but were relatively constant as a percentage of sales.

         General and administrative expenses declined to $4.2 million during the second quarter of 2000 as compared to $5.1 million during the second quarter of 1999 primarily due to higher administrative expenses associated with start-up of Garden Zone and an unfavorable legal settlement, both during the second quarter of 1999. During the first half of 2000, general and administrative expenses amounted to $9.3 million as compared to $11.2 million during the first half of 1999, also primarily due to the higher costs associated with the start-up of Garden Zone and unfavorable legal settlements during the 1999 period.

         The overfunded defined benefit pension credit in the second quarter of 2000 was $736,000 as compared to $1.5 million in the second quarter of 1999 and was $1.5 million during the first six months of 2000 as compared to $4.0 million during the same period in 1999. These declines in the pension credit were primarily a result of the increased pension benefits included in the Company's May 1999 labor contract with the Peoria facility's union. Keystone currently anticipates the total 2000 overfunded defined benefit pension credit will approximate $3.0 million as compared to a total credit in 1999 of $5.6 million.

         Interest expense in the second quarter of 2000 was higher than the second quarter of 1999 due principally to higher average borrowing levels and higher interest rates. Average borrowings by the Company under its revolving credit facilities, EWP term loan and Senior Secured Notes approximated $152.2 million in the second quarter of 2000 as compared to $143.6 million in the second quarter of 1999. During the second quarter of 2000, the average interest rate paid by the Company was 9.6% per annum as compared to 9.1% per annum in the second quarter of 1999.

         Interest expense in the first half of 2000 was also higher than the first half of 1999 due principally to higher borrowing levels and higher interest rates. Average borrowings by the Company under its revolving credit facilities, EWP term loan and Senior Secured Notes approximated $151.4 million in the first half of 2000 as compared to $142.9 million in the first half of 1999. During the first half of 2000, the average interest rate paid by the Company was 9.5% per annum as compared to 9.3% per annum in the first half of 1999.

         The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in Note 4 to the Consolidated Financial Statements.
         As a result of the items discussed above, the Company incurred a net loss during the second quarter of 2000 of $3.4 million as compared to net income of $2.5 million in the second quarter of 1999, and a net loss during the first half of 2000 of $5.3 million as compared to net income of $2.1 million in the first half of 1999.

         During December 1998, Keystone completed the installation of a new electric arc furnace at its steel mill. The Company experienced production problems related to the start-up of the new furnace throughout 1999 and the first half of 2000. These problems were identified during 1999. Keystone had previously believed the problems would have been resolved, and the equipment performing at desired levels, during the first quarter of 2000. However, Keystone currently believes the production problems were not corrected until May 2000.

         Keystone enacted a $12 per-ton increase in rod selling prices for all shipments ordered after April 1, 2000 and believes such price increase was fully implemented by July 1, 2000. The Company also enacted a $12 per-ton increase in industrial wire selling prices for all orders after May 1, 2000. At the present time, the industrial wire price increase has not been fully realized. Despite strong market demand and increased selling prices, management currently believes the Company will record a loss during the second half of 2000 due to expected increasing scrap costs and lower sales volumes as a result of lower than normal inventory levels due to the delay in resolving the production problems discussed above and the break-out at Keystone's electric arc furnace in June.

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

         At June 30, 2000 the Company had negative working capital of $23.5 million, including $1.7 million of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facilities of $53.2 million. The amount of available borrowings under these revolving credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Under the terms of the indenture related to the Company's 9 5/8% Senior Secured Notes, Keystone's ability to borrow under its revolving credit facilities may be limited. At June 30, 2000, unused credit available for borrowing under Keystone's $60 million revolving credit facility, which expires December 31, 2001, EWP's $7 million revolving credit facility, which expires June 30, 2002, and Garden Zone's $4 million revolving credit facility, which expires December 11, 2000 were $13.9 million, $2.0 million and $.3 million, respectively. The terms of the indenture will permit Keystone to borrow all of the unused credit available under its revolving credit facilities during the third quarter of 2000. Keystone's $60 million revolving credit facility requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility.

         During the first half of 2000, the Company's operating activities used approximately $1.0 million of cash compared to $4.0 million provided by operations in the first half of 1999 principally due to lower earnings in the 2000 period.

         During the first half of 2000, the Company made capital expenditures of $7.4 million as compared to $10.5 million in the 1999 first half. Capital expenditures for 2000 are currently estimated to be approximately $14.0 million and are related primarily to upgrades of production equipment. These capital expenditures will be funded using cash flows from operations together with borrowing availability under Keystone's revolving credit facilities.

         At June 30, 2000, the Company's financial statements reflected accrued liabilities of $18.1 million for estimated remediation costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

         Keystone incurs significant ongoing costs for plant and equipment and substantial employee medical benefits for both current and retired employees. As such, the Company is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. As a result of this process, the Company has in the past, and may in the future, reduce controllable costs, modify product mix, acquire and dispose of businesses, restructure certain indebtedness, and raise additional equity capital. Keystone will continue to evaluate the need for similar actions or other measures in the future in order to meet its obligations. The Company also routinely evaluates acquisitions of interests in, or combinations with, companies related to the Company's current businesses. Keystone intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities or increasing the indebtedness of the Company. However, Keystone's ability to incur new debt in the future will be limited by the terms of the indenture related to the 9 5/8% Senior Secured Notes.

         Management currently believes the cash flows from operations together with the funds available under the Company's revolving credit facilities will be sufficient to fund the anticipated needs of its operations and capital improvements for the year ending December 31, 2000. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, interest rates, repayments of long-term debt, capital expenditures and available borrowings under the Company's revolving credit facilities. However, liabilities under environmental laws and regulations with respect to the clean-up and disposal of wastes, or any significant increases in the cost of providing medical coverage to active and retired employees could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end user markets or market share, the inability to maintain satisfactory billet and rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing.

ACCOUNTING PRINCIPLES NOT YET ADOPTED:

         See Note 1 to the Consolidated Financial Statements.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

        Reference is made to disclosure provided under the caption "Current litigation" in Note 15 to the Consolidated Financial Statements included in the Annual Report.


ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        On May 16, 2000, the annual meeting of the stockholders of Keystone was held for the purpose of voting to elect one director for a term of two years and two directors for terms of three years.

        Results of voting at the annual meeting are detailed below (10,160,186 common shares were entitled to vote at the meeting).

                                                For      Withheld     Total
                                             ---------   --------   ---------

Directors:
Two-year term
Steven L. Watson ........................    6,927,431    48,097    6,975,528


Three-year term
Thomas E. Barry .........................    6,925,336    50,192    6,975,528
William P. Lyons, Jr ....................    6,925,189    50,339    6,975,528
William Spier ...........................    6,926,311    49,217    6,975,528


ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     The following exhibit is included herein:

        27.1    Financial Data Schedule for the six month period ended
                June 30, 2000.

(b)     Reports on Form 8-K filed during the quarter ended June 30, 2000:

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


                                         Keystone Consolidated Industries, Inc.
                                         --------------------------------------
                                                     (Registrant)



Date:  August 8, 2000                    By /s/Bert E. Downing, Jr.
                                         ------------------------------------
                                         Bert E. Downing, Jr.
                                         Vice President and Corporate Controller
                                           (Principal Financial and Accounting
                                              Officer)