Form 10-Q
period 2000-09-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2000-11-13
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2000
                         ------------------

Commission file number 1-3919
                       ------


                     Keystone Consolidated Industries, Inc.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              37-0364250
---------------------------------------------              --------------------
(State or other jurisdiction o fI.R.S. Employer incorporation or organization) Identification No.)

  5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, TX  75240-2697
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:    (972) 458-0028
                                                    -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                            No _____
                               -----

Number of shares of common stock outstanding at November 13, 2000: 10,061,969

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                        Page
                                                                       number

PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Balance Sheets - December 31, 1999
                   and September 30, 2000                                3-4

                  Consolidated Statements of Operations - Three months
                   and nine months ended September 30, 1999 and 2000       5

                  Consolidated Statements of Cash Flows - Nine months
                   ended September 30, 1999 and 2000                       6

                  Consolidated Statement of Stockholders' Equity - Nine
                   months ended September 30, 2000                         7

                  Notes to Consolidated Financial Statements            8-12

  Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                 13-20

PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings                                       21

  Item 6.         Exhibits and Reports on Form 8-K                        21

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                    December 31, September 30,
        ASSETS                                         1999           2000
                                                    -----------  -------------

Current assets:
  Notes and accounts receivable .................      $ 32,010      $ 35,113
  Receivable from unconsolidated equity affiliate           809           560
  Inventories ...................................        66,083        55,504
  Deferred income taxes .........................        17,396        15,893
  Prepaid expenses and other ....................         1,364         1,101
                                                       --------      --------

     Total current assets .......................       117,662       108,171
                                                       --------      --------

Property, plant and equipment ...................       357,877       364,766
Less accumulated depreciation ...................       207,721       219,536
                                                       --------      --------

     Net property, plant and equipment ..........       150,156       145,230
                                                       --------      --------

Other assets:
  Restricted investments ........................         9,180         9,350
  Prepaid pension cost ..........................       126,126       128,858
  Deferred financing costs ......................         3,034         2,798
  Goodwill ......................................         1,002           908
  Deferred income taxes .........................          --           4,690
  Investment in unconsolidated equity affiliate .           281          --
  Other .........................................         3,477         2,940
                                                       --------      --------

     Total other assets .........................       143,100       149,544
                                                       --------      --------

                                                       $410,918      $402,945
                                                       ========      ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


                                             December 31,    September 30,
                                                 1999            2000
                                             -----------     -------------
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of
    long-term debt ......................      $  45,986       $  53,797
  Accounts payable ......................         30,689          35,647
  Accounts payable to affiliates ........             70               5
  Accrued OPEB cost .....................          9,500           9,500
  Other accrued liabilities .............         45,337          35,821
                                               ---------       ---------

      Total current liabilities .........        131,582         134,770
                                               ---------       ---------

Noncurrent liabilities:
  Long-term debt ........................        100,871         100,476
  Accrued OPEB cost .....................         98,802          97,866
  Deferred income taxes .................          1,100            --
  Negative goodwill .....................         22,709          21,692
  Other .................................          9,539           9,437
                                               ---------       ---------

      Total noncurrent liabilities ......        233,021         229,471
                                               ---------       ---------

Stockholders' equity:
  Common stock ..........................         10,656          10,792
  Additional paid-in capital ............         52,398          53,071
  Accumulated deficit ...................        (16,727)        (25,147)
  Treasury stock, at cost ...............            (12)            (12)
                                               ---------       ---------

      Total stockholders' equity ........         46,315          38,704
                                               ---------       ---------

                                               $ 410,918       $ 402,945
                                               =========       =========


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                             Three months ended            Nine months ended
                                               September 30,                 September 30,
                                          ------------------ -------    -------------------------
                                           1999           2000            1999             2000
                                           ----           ----            ----             ----

Revenues and other income:
  Net sales .......................      $ 79,738       $  82,787       $ 277,379       $ 274,591
  Interest ........................           138             134             327             399
  Other, net ......................          --               137             313              98
                                         --------       ---------       ---------       ---------
                                           79,876          83,058         278,019         275,088
                                         --------       ---------       ---------       ---------

Costs and expenses:
  Cost of goods sold ..............        76,226          78,844         253,373         260,340
  Selling .........................         1,630           1,453           5,540           4,967
  General and administrative ......         4,423           4,395          15,608          13,663
  Pension expense (credit) .........           185          (1,260)         (3,815)         (2,732)
  Interest ........................         3,507           3,894          10,552          11,504
                                         --------       ---------       ---------       ---------
                                           85,971          87,326         281,258         287,742
                                         --------       ---------       ---------       ---------

                                           (6,095)         (4,268)         (3,239)        (12,654)

Equity in losses of unconsolidated
  equity affiliate ................            (9)            (29)             (9)           (281)
                                         --------       ---------       ---------       ---------

   Loss before income taxes .......        (6,104)         (4,297)         (3,248)        (12,935)

Income tax benefit ................        (1,911)         (1,146)         (1,288)         (4,515)

Minority interest in after tax
  earnings (losses) ...............           (75)            (58)             27            --
                                         --------       ---------       ---------       ---------

   Net loss .......................      $ (4,118)      $  (3,093)      $  (1,987)      $  (8,420)
                                         ========       =========       =========       =========


Net loss per share:
  Basic ...........................      $   (.41)      $    (.31)      $    (.20)      $    (.84)
                                         ========       =========       =========       =========
  Diluted .........................      $   (.41)      $    (.31)      $    (.20)      $    (.84)
                                         ========       =========       =========       =========

Weighted average common and common
equivalent shares outstanding:
  Basic ...........................         9,927          10,062           9,897          10,032
                                         ========       =========       =========       =========
  Diluted .........................         9,927          10,062           9,897          10,032
                                         ========       =========       =========       =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1999 and 2000
                                 (In thousands)

                                                              1999            2000
                                                              ----            ----

Cash flows from operating activities:
  Net loss ...........................................      $ (1,987)      $ (8,420)
  Depreciation and amortization ......................        16,439         13,664
  Amortization of deferred financing costs ...........           389            359
  Deferred income taxes ..............................          (284)        (4,287)
  Other, net .........................................        (3,687)        (1,221)
  Change in assets and liabilities:
    Accounts receivable ..............................          (209)        (2,392)
    Inventories ......................................       (10,881)        10,579
    Prepaid pension cost .............................        (3,815)        (2,732)
    Accounts payable .................................        (9,305)         4,893
    Other, net .......................................         3,388         (8,120)
                                                            --------       --------

      Net cash provided (used) by operating activities        (9,952)         2,323
                                                            --------       --------

Cash flows from investing activities:
  Capital expenditures ...............................       (12,438)        (9,692)
  Other, net .........................................           766            (47)
                                                            --------       --------

      Net cash used by investing activities ..........       (11,672)        (9,739)
                                                            --------       --------

Cash flows from financing activities:
  Revolving credit facilities, net ...................        22,220          8,702
  Other notes payable and long-term debt:
    Additions ........................................           659            201
    Principal payments ...............................        (1,255)        (1,487)
                                                            --------       --------

      Net cash provided by financing activities ......        21,624          7,416
                                                            --------       --------

Net change in cash and cash equivalents ..............          --             --

Cash and cash equivalents, beginning of period .......          --             --
                                                            --------       --------

Cash and cash equivalents, end of period .............      $   --         $   --
                                                            ========       ========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized ..............      $ 12,644       $ 13,595
    Income taxes (refund received) ...................        (3,533)      $   (766)
  Common stock contributed to employee benefit plan ..      $    722       $    809


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2000
                                 (In thousands)


                                             Additional
                                  Common       paid-in      Accumulated    Treasury
                                  Stock        capital        deficit        stock      Total
                                 -------      --------      -----------    ---------  ---------

Balance - December 31, 1999       $10,656      $52,398      $(16,727)      $(12)      $ 46,315

Net loss ...................         --           --          (8,420)       --          (8,420)

Issuance of common stock ...          136          673          --          --             809
                                  -------      -------      --------       ----       --------

Balance - September 30, 2000      $10,792      $53,071      $(25,147)      $(12)      $ 38,704
                                  =======      =======      ========       ====       ========


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

         The consolidated balance sheet at December 31, 1999 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2000 and the consolidated statements of operations and cash flows for the interim periods ended September 30, 1999 and 2000, and the consolidated statement of stockholders' equity for the interim period ended September 30, 2000, have each been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

         At September 30, 2000, Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons, beneficially own approximately 50% of the Company. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee, or by Mr. Simmons directly. The Company may be deemed to be controlled by Contran and Mr. Simmons.

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

         The Company will adopt the Securities and Exchange Commission's ("the SEC") Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, as amended, in the fourth quarter of 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria that must be met before revenue can be recognized. The impact on Keystone of adopting SAB No. 101, if any, has not yet been determined, but is not expected to be material. If the impact of adopting SAB No. 101 is material, the Company will adopt SAB No. 101 retroactively to the beginning of 2000, and previously-reported results of operations for the first three quarters of 2000 would be restated.

Note 2 - Inventories:

         Inventories are stated at the lower of cost or market. At December 31, 1999 and September 30, 2000, the last-in, first-out ("LIFO") method was used to determine the cost of approximately 79% and 76%, respectively, of total inventories and the first-in, first-out or average cost methods were used to determine the cost of other inventories.

                                           December 31,      September 30,
                                             1999                  2000
                                           ------------      -------------
                                                   (In thousands)

Raw materials:
Steel and wire products .........            $20,985            $17,893
                                             -------            -------

Work in process -
  Steel and wire products .......             12,657             10,279
                                             -------            -------

Finished products:
  Steel and wire products .......             20,179             17,253
  Lawn and garden products ......              5,595              3,075
                                             -------            -------
                                              25,774             20,328
                                             -------            -------
Supplies:
  Steel and wire products .......             15,378             15,715
                                             -------            -------
                                              74,794             64,215
                                             -------            -------

Less LIFO reserve:
  Steel and wire products .......              8,711              8,711
                                             -------            -------
                                             $66,083            $55,504
                                             =======            =======

Note 3 - Notes payable and long-term debt:


                                                      December 31,   September 30,
                                                         1999            2000
                                                      -----------    -------------
                                                              (In thousands)

9 5/8% Senior Secured Notes, due August 2007            $100,000        $100,000
Commercial credit agreements:
  Revolving credit facilities:
    Keystone ...............................              35,568          44,144
    EWP ....................................               4,908           5,830
    Garden Zone ............................               3,541           2,745
  Term loan - EWP ..........................                 437             152
Other ......................................               2,403           1,402
                                                        --------        --------
                                                         146,857         154,273
  Less current maturities ..................              45,986          53,797
                                                        --------        --------

                                                        $100,871        $100,476
                                                        ========        ========

Note 4 - Income taxes:

         Summarized below are (i) the differences between the provision for income taxes or income tax benefit, and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, and (ii) the components of the provision (benefit) for income taxes.


                                                          Nine months ended
                                                           September 30,
                                                   ----------------------------
                                                    1999               2000
                                                    ----               ----
                                                        (In thousands)


Expected tax benefit, at statutory rate            $(1,137)            $(4,527)
U.S. state income taxes, net ..........                155                  96
Amortization of goodwill ..............               (326)               (323)
Other, net ............................                 20                 239
                                                   -------             -------

Income tax benefit ....................            $(1,288)            $(4,515)
                                                   =======             =======

Comprehensive income tax benefit:
  Currently payable (refundable):
    U.S. Federal ......................            $(1,118)            $  (271)
    U.S. State ........................                114                  43
                                                   -------             -------

      Net currently payable (refundable             (1,004)               (228)
    Deferred income taxes, net ........               (284)             (4,287)
                                                   -------             -------

                                                   $(1,288)            $(4,515)
                                                   =======             =======

Note 5 - Other accrued liabilities:


                                                   December 31,   September 30,
                                                       1999            2000
                                                   ------------   -------------

Current:
  Employee benefits ..............                 $13,181            $10,943
  Environmental ..................                  10,093              8,637
  Self insurance .................                   7,218              7,398
  Interest .......................                   4,034              1,694
  Disposition of former facilities                     617                341
  Legal and professional .........                     829                555
  Accrued maintenance .............                    --                  789
  Other ..........................                   9,365              5,464
                                                   -------            -------

                                                   $45,337            $35,821
                                                   =======            =======

Noncurrent:
  Environmental ..................                 $ 8,143            $ 8,436
  Deferred gain ..................                     274               --
  Other ..........................                   1,122              1,001
                                                   -------            -------

                                                   $ 9,539            $ 9,437
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

         Beginning in August 1999, Keystone is also engaged in a scrap recycling joint venture through its 50% interest in an unconsolidated equity affiliate.


                                        Three months ended           Nine months ended
                                           September 30,              September 30,
                                       ---------------------      ------------------------
                                          1999         2000          1999          2000
                                          ----         ----          ----          ----
                                                       (In thousands)

Revenues:
  Steel and wire products ..........    $ 77,677     $  81,795     $ 267,508     $ 268,795
  Lawn and garden products .........       2,434         1,051        12,753         5,983
                                        --------     ---------     ---------     ---------
                                          80,111        82,846       280,261       274,778
  Elimination of intersegment
    revenues .......................        (373)          (59)       (2,882)         (187)
                                        --------     ---------     ---------     ---------

                                        $ 79,738     $  82,787     $ 277,379     $ 274,591
                                        ========     =========     =========     =========

Loss before income taxes:
  Operating profit (loss):
    Steel and wire products ........    $ (2,392)    $     181     $   7,771     $    (161)
    Lawn and garden products .......         (73)          (85)          223           227
                                        --------     ---------     ---------     ---------
                                          (2,465)           96         7,994            66
  General corporate items:
    Interest income ................         138           134           327           399
    General expense, net ...........        (261)         (604)       (1,008)       (1,615)
  Interest expense .................      (3,507)       (3,894)      (10,552)      (11,504)
  Equity in losses of unconsolidated
    equity affiliate ...............          (9)          (29)           (9)         (281)
                                        --------     ---------     ---------     ---------

    Loss before income taxes .......    $ (6,104)    $  (4,297)    $  (3,248)    $ (12,935)
                                        ========     =========     =========     =========


Note 7 - Contingencies:

         At September 30, 2000, the Company's financial statements reflected accrued liabilities of $17.1 million for estimated remedial costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

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

         As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts including, but not limited to, statements found in this "Management's Discussion And Analysis Of Financial Condition And Results Of Operations," are forward looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although Keystone believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission including, but not limited to, future supply and demand for the Company's products (including cyclicality thereof), customer inventory levels, changes in raw material and other operating costs (such as scrap and energy), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, the possibility of labor disruptions, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, the ultimate resolution of pending litigation, successful implementation of the Company's capital improvements plan, international trade policies of the United States and certain foreign countries, and any possible future litigation and other risks and uncertainties as discussed in this Quarterly Report and the Annual Report, including without limitation, the section referenced above. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

         The following table sets forth the Company's steel and wire products production and sales volume data for the periods indicated.

                                  Three months ended         Nine months ended
                                     September 30,              September 30,
                                  ------------------        ------------------
                                  1999         2000         1999          2000
                                  ----         ----         ----          ----
                                            (In thousands of tons)

Production volume:
 Billets:
  Produced ..............          174          196          503          529
  Purchased .............           12          --            42            8
 Rod ....................          173          185          519          533

Sales volume:
 Fabricated wire products           70           76          251          253
 Industrial wire ........           32           30          110          101
 Steel rod ..............           55           68          166          201
                                   ---          ---          ---          ---

                                   157          174          527          555
                                   ===          ===          ===          ===



         The following table sets forth the components of the Company's net sales for the periods indicated.


                                Three months ended       Nine months ended
                                   September 30,            September 30,
                                -------------------      ------------------
                                  1999      2000          1999         2000
                                  ----      ----          ----         ----
                                             (In millions)

Steel and wire products:
  Fabricated wire products      $  47.9    $   49.5    $  172.4    $  168.0
  Industrial wire ........         15.0        13.5        51.0        45.5
  Rod ....................         14.5        18.4        43.1        54.1
  Other ..................           .2          .4         1.0         1.2
                                -------    --------     -------     -------
                                   77.6        81.8       267.5       268.8

Lawn and garden products .          2.1         1.0         9.9         5.8
                                -------    --------     -------     -------

                                $  79.7    $   82.8    $  277.4    $  274.6
                                =======    ========    ========    ========


         The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.


                                         Three months ended        Nine months ended
                                            September 30,             September 30,
                                        -------------------       ---------------------
                                          1999         2000         1999        2000
                                          ----         ----         ----        ----

Net sales ........................        100.0%       100.0%       100.0%       100.0%
Cost of goods sold ...............         95.6         95.2         91.3         94.8
                                          -----        -----        -----        -----
Gross profit .....................          4.4          4.8          8.7          5.2
Selling expense ..................          2.0          1.8          2.0          1.8
General and administrative expense          5.6          5.3          5.6          5.0

Loss before income taxes .........         (7.7)%       (5.2)%       (1.2)%       (4.7)%
Benefit for income taxes .........         (2.4)        (1.4)         (.5)        (1.6)
Minority interest in after-tax
  earnings (losses) ..............          (.1)         (.1)          -            -
                                          -----        -----        -----        -----

Net loss .........................         (5.4)%       (3.7)%        (.7)%       (3.1)%
                                          =====        =====        =====        =====


         Billet production during the third quarter of 2000 increased 22,000 tons or 13% to 196,000 tons from 174,000 tons during the third quarter of 1999. The 196,000 tons of billet production was the same as that of the 2000 first quarter, which was a record level of billet production for a single quarter. As a result of the increased billet production, Keystone did not purchase any billets during the 2000 third quarter as compared to purchases of 12,000 tons during the 1999 third quarter. Keystone's higher billet production enabled rod production during the third quarter of 2000 to increase to 185,000 tons as compared to production of 173,000 tons in the 1999 third quarter. This level of rod production was the highest for a third quarter in over 10 years.

         As a result of high levels of production during the first and third quarters of 2000, both billet and rod production during the first nine months of 2000 increased as compared to the first nine months of 1999. Billet production in the first nine months of 2000 increased 26,000 tons from production in the first nine months of 1999 and rod production in the first nine months of 2000 increased 14,000 tons from production in the first nine months of 1999.

         Net sales of $82.8 million in the 2000 third quarter were up 4% from $79.7 million during the same period in 1999. This increase in sales was due primarily to an 11% increase in shipments of the Company's steel and wire products partially offset by a 5% decline in overall per-ton product selling prices. In addition, Garden Zone's sales during the 2000 third quarter were down $1.1 million from the 1999 third quarter to $1.0 million primarily due to lower shipments to a major customer. Shipments of carbon steel rod increased 23% during the 2000 third quarter as compared to the 1999 third quarter while per-ton selling prices increased 3%. Industrial wire shipments declined 7% while per-ton selling prices declined 4%. Fabricated wire products shipments during the 2000 third quarter increased 9% as compared to the 1999 third quarter while per-ton selling prices declined 5%.

         Net sales of $274.6 million in the first nine months of 2000 were down 1% from $277.4 million in the first nine months of 1999. This decline in sales was primarily due to a 5% decline in per-ton selling prices of the Company's steel and wire products partially offset by a 5% increase in shipments. In addition, Garden Zone's sales during the first nine months of 2000 were down $4.1 million from the same period in 1999 to $5.8 million primarily due to the lower shipments to the major customer. Carbon steel rod shipments increased 21% during the first nine months of 2000 compared to the 1999 nine month period while per-ton selling prices increased 4%. Industrial wire shipments declined 8% while per-ton selling prices declined 3%. Fabricated wire products shipments during the first nine months of 2000 increased 1% as compared to the first nine months of 1999 while per-ton selling prices declined 3%.

         Gross profit during the 2000 third quarter increased to $3.9 million from $3.5 million in the 1999 third quarter as the Company's gross margin increased from 4.4% in the 1999 period to 4.8% in the 2000 third quarter. This increase in gross margin was due primarily to lower charges for electricity and purchased billet costs partially offset by the lower overall per-ton selling price of the Company's products and higher charges for natural gas. Keystone's cost for scrap steel, the Company's primary raw material during the 2000 third quarter was relatively constant with the 1999 third quarter cost. During the 2000 third quarter, the Company purchased 141,000 tons of scrap at an average price of $94 per ton as compared to 1999 third quarter purchases of 206,000 tons at an average price of $95 per ton. During the 2000 third quarter, Keystone did not purchase any billets as compared to purchases of 12,000 tons in the 1999 third quarter at an average price of $190 per ton.

         Gross profit during the first nine months of 2000 declined to $14.3 million from $24.0 million in the first nine months of 1999 as the Company's gross margin declined from 8.7% in the 1999 period to 5.2% in the first nine months of 2000. This decrease in gross margin was due primarily to higher costs for scrap steel, the lower overall per-ton selling price of the Company's products and higher production costs. During the first nine months of 2000, the Company purchased 531,000 tons of scrap at an average price of $104 per ton as compared to 1999 purchases of 542,000 tons at an average price of $89 per ton. During the first nine months of 2000, Keystone purchased 8,000 tons of billets at an average price of $215 per ton, as compared to 42,000 tons in the first nine months of 1999 at an average price of $196 per ton. The production outages and furnace break-out during the first six months of 2000 adversely impacted gross profit by $5.3 million including lost billet production of 64,000 tons.

         Selling expenses of $1.5 million during the third quarter of 2000 and $5.0 million during the first nine months of 2000 were both lower than the same periods in 1999, but were relatively constant as a percentage of sales.

         General and administrative expenses were approximately $4.4 million during both the third quarter of 2000 and the third quarter of 1999. During the first nine months of 2000, general and administrative expenses amounted to $13.7 million as compared to $15.6 million during the first nine months of 1999, primarily due to the higher costs associated with the start-up of Garden Zone and unfavorable legal settlements during the first six months of the 1999 period.

         The overfunded defined benefit pension credit in the third quarter of 2000 was $1.3 million as compared to expense of $185,000 in the third quarter of 1999, and the overfunded benefit pension credit declined to $2.7 million during the first nine months of 2000 from $3.8 million during the same period in 1999. The 1999 third quarter pension expense of $185,000 was due primarily to a reduction in the estimated pension credit for the full year of 1999 as a result of the increased pension benefits included in the Company's new labor contract with the Peoria facility's union entered into during 1999. Excluding a curtailment loss discussed below, Keystone currently anticipates the total 2000 overfunded defined benefit pension credit will approximate $3.7 million as compared to a total credit in 1999 of $5.6 million. During the fourth quarter of 2000, in its effort to reduce fixed costs, Keystone offered an early retirement package with enhanced pension benefits to a group of salaried employees. If the entire group accepts the package, the Company will record a non-cash pension charge in the 2000 fourth quarter of approximately $3.6 million related to such retirement package. However, if the entire group accepts the package, fixed labor costs would be reduced by more than $3.5 million per year beginning in January 2001.

         Interest expense in the third quarter of 2000 was higher than the third quarter of 1999 due principally to higher average borrowing levels and higher interest rates. Average borrowings by the Company under its revolving credit facilities, EWP term loan and Senior Secured Notes approximated $153.9 million in the third quarter of 2000 as compared to $144.2 million in the third quarter of 1999. During the third quarter of 2000, the average interest rate paid by the Company was 9.7% per annum as compared to 9.3% per annum in the third quarter of 1999.

         Interest expense in the first nine months of 2000 was also higher than the first nine months of 1999 due principally to higher borrowing levels and higher interest rates. Average borrowings by the Company under its revolving credit facilities, EWP term loan and Senior Secured Notes approximated $152.2 million in the first nine months of 2000 as compared to $143.3 million in the first nine months of 1999. During the first nine months of 2000, the average interest rate paid by the Company was 9.6% per annum as compared to 9.3% per annum in the first nine months of 1999.

         The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in Note 4 to the Consolidated Financial Statements.

         As a result of the items discussed above, the Company incurred a net loss during the third quarter of 2000 of $3.1 million as compared to a net loss of $4.1 million in the third quarter of 1999, and a net loss during the first nine months of 2000 of $8.4 million as compared to a net loss of $2.0 million in the first nine months of 1999.

         In addition to the early retirement package offered to salaried employees, the Company is continuing to take action towards reducing fixed costs. Keystone believes a combination of its early retirement package and a restructuring of it work force will enable the Company to, by the end of 2000, reduce its existing salaried employee headcount by 20% and existing hourly employee headcount by 8%. Reductions in the Company's workforce other than from the early retirement package will result in added expense and cash requirements related to severance and other termination costs during the fourth quarter of this year.

         Keystone believes it successfully achieved its April 1 rod selling price increase during the third quarter of 2000, and that its markets remain relatively stable. However, Keystone's customers have been lowering their inventory levels during the third quarter of 2000 which has in turn put pricing pressure on the Company's products. Keystone does not anticipate any relief in this area during the fourth quarter, although the Company does not anticipate further pricing declines during the fourth quarter. In addition, during October 2000, Keystone experienced an unplanned outage at its electric arc furnace. This outage resulted in approximately 12 days lost production and repair costs of approximately $1 million, although Keystone anticipates a portion of the loss will be covered by insurance. As such, despite improving production levels, declining fixed costs and scrap costs that the Company anticipates during November will be at their lowest levels in over 10 years, as a result of the continuing pricing pressures, the furnace outage, the possibility of the pension curtailment loss and severance related charges, Keystone believes results of operations during the fourth quarter of 2000 will not improve over the $5.5 million loss recorded during the fourth quarter of 1999.

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

         At September 30, 2000 the Company had negative working capital of $26.6 million, including $1.1 million of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facilities of $52.7 million. The amount of available borrowings under these revolving credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Under the terms of the indenture related to the Company's 9 5/8% Senior Secured Notes, Keystone's ability to borrow under its revolving credit facilities may be limited. At September 30, 2000, unused credit available for borrowing under Keystone's $60 million revolving credit facility, which expires December 31, 2001 and EWP's $7 million revolving credit facility, which expires June 30, 2002, were $8.5 million and $1.2 million, respectively. At September 30, 2000, there was no unused credit available for borrowing under Garden Zone's $4 million revolving credit facility, which expires December 11, 2000. The terms of the indenture will permit Keystone to borrow all of the unused credit available under its revolving credit facilities during the fourth quarter of 2000. Keystone's $60 million revolving credit facility requires Keystone to use daily cash receipts to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility.

         During  the  first  nine  months  of  2000,  the  Company's   operating
activities provided approximately $2.3 million of cash compared to a use of approximately $10.0 million in cash in the first nine months of 1999 principally due to the $10.6 million decline in inventories during the 2000 period as opposed to a $10.9 million increase in inventories during the 1999 period partially offset by lower earnings in the 2000 period.

         During the first nine months of 2000, the Company made capital expenditures of $9.7 million as compared to $12.4 million in the first nine months of 1999. Capital expenditures for 2000 are currently estimated to be approximately $12.0 million and are related primarily to upgrades of production equipment. These capital expenditures will be funded using cash flows from operations together with borrowing availability under Keystone's revolving credit facilities.

         At September 30, 2000, the Company's financial statements reflected accrued liabilities of $17.1 million for estimated remediation costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

         In addition to the planned reductions in fixed costs discussed previously, the Company is taking additional action towards improving its liquidity. These actions include, but are not limited to, attempting to negotiate an "over-advance" facility with its primary lender for a short period of time, reducing inventory levels through more efficient production schedules and a consignment program for 50,000 tons of scrap steel, offering enhanced cash discounts to significant customers for prepayment of their purchase orders and reducing capital expenditures. The Company is also considering the sale of certain divisions or subsidiaries that are not necessary to achieve Keystone's long-term business objectives. However, there can be no assurance the Company will be successful in any of these or other efforts, or that if successful, they will provide sufficient liquidity for the Company's operations during the next year.

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

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     The following exhibit is included herein:

        27.1 Financial Data Schedule for the nine month period ended September 30, 2000.

(b)     Reports on Form 8-K filed during the quarter ended September 30, 2000:

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


                                          Keystone Consolidated Industries, Inc.
                                          --------------------------------------
                                                      (Registrant)



Date: November 13, 2000                 By /s/Bert E. Downing, Jr.
                                        -------------------------------------
                                        Bert E. Downing, Jr.
                                        Vice President and Corporate Controller
                                          (Principal Financial and Accounting
                                              Officer)