Form 10-K
period 2000-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2001-03-30
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
        ACT OF 1934 - For the fiscal year ended December 31, 2000

                          Commission file number 1-3919

                     Keystone Consolidated Industries, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                   37-0364250
---------------------------------              ---------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      identification No.)

5430 LBJ Freeway, Suite 1740
Three Lincoln Centre, Dallas, TX                       75240-2697
----------------------------------------      -----------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:      (972) 458-0028
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 22, 2001, 10,061,969 shares of common stock were outstanding. The aggregate market value of the 5,071,496 shares of voting stock held by nonaffiliates of the Registrant, as of such date, was approximately $8.3 million.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1. BUSINESS.

General

         Keystone  Consolidated  Industries,  Inc. ("Keystone" or the "Company")
believes it is a leading manufacturer of steel fabricated wire products, industrial wire and carbon steel rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets, and believes it is the third largest manufacturer of fabricated wire products and industrial wire in the United States based on tons shipped (438,000 in 2000). Keystone is vertically integrated, converting substantially all of its fabricated wire products and industrial wire from carbon steel rod produced in its steel mini-mill. The Company's vertical integration has historically allowed it to benefit from the higher and more stable margins associated with fabricated wire products as compared to carbon steel rod, as well as from lower production costs of carbon steel rod as compared to wire fabricators which purchase rod in the open market. Moreover, management believes Keystone's downstream fabricated wire products and industrial wire businesses better insulate it from the effects of rod imports and increases in domestic rod production capacity as compared to non-integrated rod producers. In 2000, Keystone had net sales of $338 million. Approximately 78% of the Company's net sales were generated from sales of fabricated wire products and industrial wire with the balance generated primarily from sales of rod not used in Keystone's downstream operations.

         The Company's fabricated wire products, which comprised 60% of its 2000 net sales, include fencing, barbed wire, welded and woven hardware cloth, welded and woven wire mesh and nails. These products are sold to agricultural, construction, industrial, consumer do-it-yourself and other end-user markets. Keystone serves these markets through distributors, agricultural retailers, building supply centers and consumer do-it-yourself chains such as The Home Depot, Inc., Lowe's Companies, Inc., Tractor Supply Co., and Ace Hardware Corporation. A significant proportion of these products are sold to agricultural, consumer do-it-yourself and other end-user markets which in management's opinion are typically less cyclical than many steel consuming end-use markets such as the automotive, construction, appliance and machinery manufacturing industries. Management believes the Company's ability to service these customers with a wide range of fabricated wire products through multiple production and distribution locations provides it a competitive advantage in accessing these growing and less cyclical markets. Approximately 61% of Keystone's fabricated wire products net sales are generated by sales under the RED BRAND trademark, a widely recognized brand name in the agricultural and construction fencing marketplaces for more than 75 years.

         The Company also sells industrial wire, an intermediate product used in the manufacture of fabricated wire products, to third parties who are generally not competitors. Keystone's industrial wire customers include manufacturers of nails, coat hangers, barbecue grills, air conditioners, tools, containers, refrigerators and other appliances. In 2000, net sales of industrial wire accounted for 17% of Company net sales. In addition, Keystone also sells carbon steel rod into the open market which it is not able to consume in its downstream fabricated wire products and industrial wire operations. During 2000, open market sales of rod accounted for 20% of Company net sales.

         Keystone is also engaged in the distribution of wire, plastic and wood lawn and garden products to retailers through its 51% owned subsidiary Garden Zone LLC ("Garden Zone"). During 2000, sales by Garden Zone accounted for 2% of Company net sales. In addition, Keystone is engaged in scrap recycling through its unconsolidated 50% interest in Alter Recycling Company, L.L.C. ("ARC"). See
Note 2 to the Consolidated Financial Statements.

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

         During December 1998, the Company substantially completed a two-year $75 million capital improvements plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency. The principal components of Keystone's capital improvements plan included reconfiguring its electric arc furnace, replacing its billet caster and upgrading its wire and rod mills. As a result of these capital improvements, beginning in 1999, the Company expected to increase its annual billet production capacity to 1 million tons from 655,000 tons. However, during 1999 and 2000, Keystone experienced production problems related to the start-up of the new equipment. Keystone believes it resolved these problems during 2000 and the equipment is now performing at the desired levels. However, despite the increase in billet production capacity to 1 million tons, Keystone's rod production is constrained by the 800,000 ton capacity of its rod mill. The Company anticipates any excess billet production will be sold externally.

         The Company is the successor to Keystone Steel & Wire Company, which was founded in 1889. Contran Corporation ("Contran") and other entities controlled by Mr. Harold C. Simmons, beneficially own approximately 50% of the Company. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee. Keystone may be deemed to be controlled by Contran and Mr. Simmons.

         As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that statements in this Annual Report on Form 10-K relating to matters that are not historical facts including, but not limited to, statements found in this Item 1 - "Business",
Item 3 - "Legal Proceedings", Item 7 - "Management's Discussion And Analysis Of Financial Condition And Results Of Operations", and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk", are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes", "intends", "may", "should", "could", "anticipates", "expected", or comparable terminology, or by discussions of strategies or trends. Although Keystone believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, including, but not limited to, future supply and demand for the Company's products (including cyclicality thereof), customer inventory levels, changes in raw material and other operating costs (such as scrap and energy), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, the possibility of labor disruptions, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, any significant increases in the cost of providing medical coverage to active and retired employees, the ultimate resolution of pending litigation, successful implementation of the Company's capital improvements plan, international trade policies of the United States and certain foreign countries and any possible future litigation and other risks and uncertainties as discussed in this Annual Report, including, without limitation, the sections referenced above. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. Keystone disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

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

         While the Company does not maintain a significant "shelf" inventory of finished rod, it generally has on hand approximately a one-month supply of fabricated wire and wire products inventory which enables Keystone to fill customer orders and respond to shifts in product demand.

Products, Markets and Distribution

         The following table sets forth certain information with respect to the Company's steel and wire product mix in each of the last three years.

                                          Year Ended December 31,
                                   1998              1999              2000
                             ----------------  ----------------  ---------------
                             Percent   Percent  Percent  Percent Percent Percent
                            of Tons      Of    of Tons    of     of Tons   of
        Product             Shipped    Sales   Shipped  Sales    Shipped  Sales
   -----------------        -------    -----   ------   -----    -------  -----

Fabricated wire
  products ...............    46.1%    60.4%    45.2%    62.5%    44.7%    61.9%
Industrial wire ..........    24.0     22.6     20.7     19.4     18.4%    17.4%
Carbon steel rod .........    29.9     17.0     34.1     18.1     36.9%    20.7%
                             -----    -----    -----    -----    -----    -----
                             100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
                             =====    =====    =====    =====    =====    =====


         Fabricated Wire Products. Keystone is one of the leading suppliers in the United States of agricultural fencing, barbed wire, stockade panels and a variety of welded and woven wire mesh, fabric and netting for agricultural, construction and industrial applications. The Company produces these products at its Peoria, Illinois, Sherman, Texas and Caldwell, Texas facilities. These products are distributed by Keystone through farm supply distributors, agricultural retailers, building supply centers, building and industrial materials distributors and consumer do-it-yourself chains such as The Home Depot, Inc., Lowe's Companies, Inc., Tractor Supply Co., and Ace Hardware Corporation. Many of the Company's fencing and related wire products are marketed under the Company's RED BRAND label, a recognized trademark of Keystone for more than 75 years. As part of its marketing strategy, Keystone designs merchandise packaging, and supportive product literature for marketing many of these products to the retail consumer market. Keystone also manufactures products for residential and commercial construction, including bulk, packaged and collated nails, rebar ty wire, stucco netting, welded wire mesh, forms and reinforcing building fabric at its Peoria, Illinois; Sherman, Texas; Caldwell, Texas; Springdale, Arkansas; Hortonville, Wisconsin and Upper Sandusky, Ohio facilities. The primary customers for these products are construction contractors and building materials manufacturers and distributors. The Company sells approximately 46% of its nails through PrimeSource, Inc., one of the largest nail distributors in the United States, under PrimeSource's Grip-Rite(R) label.

         Keystone continuously evaluates opportunities to expand its downstream fabricated wire products operations. During 1994, the Company purchased a 20% stake in Engineered Wire Products, Inc. ("EWP") a joint venture with a manufacturer and distributor of wire mesh for use primarily in highway and road construction. During 1997, 14% of Keystone's rod sales were to EWP. In December 1997, Keystone purchased the 80% of EWP not already owned by the Company. Management believes EWP broadens its fabricated wire product line and provides an opportunity to shift additional rod production to a higher margin, value-added fabricated wire product. As a result of the acquisition of EWP, the Company was able to convert its lower-margin rod sales to EWP, into higher-margin fabricated wire product sales. However, this change in product mix between 1997 and 1998 resulted in a decline in overall fabricated wire product selling prices as EWP's fabricated wire products sell for lower prices than do Keystone's other fabricated wire products.

         Keystone believes its fabricated wire products are less susceptible than industrial wire or rod to the cyclical nature of the steel business because the commodity-priced raw materials used in such products, such as scrap steel, represent a lower percentage of the total cost of such value-added products when compared to rod or other less value-added products.

         Industrial Wire. Keystone is one of the largest manufacturers of industrial wire in the United States. At its Peoria, Illinois, Hortonville, Wisconsin, Sherman, Texas and Caldwell, Texas facilities, the Company produces custom-drawn industrial wire in a variety of gauges, finishes and packages for further consumption by Keystone's fabricated wire products operations or for sale to industrial fabrication and original equipment manufacturer customers. The Company's drawn wire is used by customers in the production of a broad range of finished goods, including nails, coat hangers, barbecue grills, air conditioners, tools, containers, refrigerators and other appliances. Management believes that with a few exceptions, its industrial wire customers do not generally compete with Keystone.

         Carbon Steel Rod. Keystone produces low carbon steel rod at its rod mill located in Peoria, Illinois. Low carbon steel rod, with carbon content of up to 0.38%, is more easily shaped and formed than higher carbon rod and is suitable for a variety of applications where ease of forming is a consideration. Although Keystone's six wire fabrication facilities on occasion buy rod from outside suppliers, during 2000, approximately 62% of the rod manufactured by the Company was used internally to produce wire and fabricated wire products. The remainder of Keystone's rod production was sold directly to producers of construction products, fabricated wire products and industrial wire, including products similar to those manufactured by the Company.

         In January 2001, Keystone's wholly-owned subsidiary, Fox Valley Steel & Wire ("Fox Valley") sold its sole business which was located in Hortonville, Wisconsin to a management group. Fox Valley did not record any significant gain or loss as a result of the sale. Fox Valley manufactured industrial wire and fabricated wire products (primarily ladder rods and nails). Fox Valley's revenues in 1998, 1999 and 2000 amounted to $12.0 million, $11.3 million and $10.3 million, respectively. During 1998, 1999 and 2000, approximately 55%, 30% and 32%, respectively of Fox Valley's sales were to a single customer. That customer will, in the future, be serviced by Keystone's Peoria, Illinois facility. During 1998, 1999 and 2000, Fox Valley recorded operating losses of $266,000, $67,000 and $686,000, respectively.

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

         The domestic steel rod industry continues to experience consolidation. During the last two years, three of Keystone's major competitors have filed for protection under federal bankruptcy laws and three others have reduced or completely shut-down their operations. The Company believes these shut-downs or production curtailments represent approximately 2.5 million tons of annual capacity. However, worldwide overcapacity in the steel industry continues to exist and imports of rod and certain wire products in recent years have increased significantly. In an effort to stem increasing levels of imported rod, in December 1998, Keystone, joined by six other companies (representing more than 75% of the market), and a labor union petitioned the U.S. International Trade Commission (the "ITC") seeking relief under Section 201 of the Trade Act of 1974. In February 2000, President Clinton announced the implementation of a Tariff-Rate Quota ("TRQ") for three years. The tariff will be imposed on wire rod imports from countries subject to the TRQ once imports initially exceed 1.6 million net tons. This 1.6 million net tons level will be increased by two percent in years two and three. The tariff rate will be 10% in the first year, 7.5% in the second year and 5% in the third year. The Company does not believe the TRQ has had a major impact on the industry and high levels of imported rod continue.

         Keystone believes its facilities are well located to serve markets throughout the continental United States, with principal markets located in the Midwestern, Southwestern and Southeastern regions. Close proximity to its customer base provides the Company with certain advantages over foreign and certain domestic competition including reduced shipping costs, improved customer service and shortened delivery times. Keystone believes higher transportation costs and the lack of local distribution centers tend to limit foreign producers' penetration of the Company's principal fabricated wire products and industrial wire markets, but there can be no assurance this will continue to be the case.

         Keystone has implemented a direct order/inventory control system that is designed to enhance its ability to serve high volume, retail customers. Keystone believes this system will provide the Company with a competitive advantage in the service of its major retail customers.

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

         Keystone's manufacturing processes consume large amounts of energy in the form of electricity and natural gas. The Company purchases electrical energy for its Peoria, Illinois facility from a utility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power to Keystone's Peoria, Illinois manufacturing facilities. This utility has in the past, and may in the future, refuse or interrupt service to the Company resulting in decreased production and increased costs associated with the related downtime. In addition, the utility has the right to pass through certain of its costs to consumers through fuel adjustment charges. During the 1999 third quarter, Keystone received an unexpected $2.2 million fuel adjustment charge from the Peoria plant's electricity provider. The $2.2 million charge was paid during 2000. The utility may in the future bill the Company for fuel adjustment charges.

Trademarks

         The Company has registered the trademark RED BRAND for field fence and related products. Adopted by Keystone in 1924, the RED BRAND trademark has been widely advertised and enjoys high levels of market recognition. The Company also maintains other trademarks for various products which have been promoted in their respective markets.

Employment

         As of December 31, 2000, Keystone employed approximately 1,830 people, of whom approximately 1,090 are represented by the Independent Steel Workers' Alliance ("ISWA") at its Peoria, Illinois facilities, approximately 150 are represented by the International Association of Machinists and Aerospace Workers (Local 1570) ("IAMAW") at its Sherman, Texas facilities and approximately 70 are represented by Local Union #40, An Affiliate to the International Brotherhood of Teamsters' Chauffeurs Warehousemen And Helpers of America, AFL-CIO ("IBTCWHA") at its Upper Sandusky, Ohio facility. The current collective bargaining agreements with the ISWA, IAMAW and IBTCWHA expire in May 2002, March 2003 and November 2001, respectively. The Company believes its relationship with its employees are good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         The Company's ten largest customers represented approximately one-third of Keystone's net sales in each of the past three years. No single customer accounted for more than 9% of the Company's net sales during each of 1998, 1999 or 2000. Keystone's fabricated wire products, industrial wire and rod business is not dependent upon a single customer or a few customers, the loss of any one, or a few, of which would have a material adverse effect on its business.

Backlog

         The Company's backlog of unfilled cancelable fabricated wire products, industrial wire and rod purchase orders, for delivery generally within three months, approximated $28 million at December 31, 1999 and $22 million at December 31, 2000. Keystone believes backlog is not a significant factor in its business, and all of the backlog at December 31, 2000 will be shipped during 2001.

Household cleaning products

         DeSoto, Inc. ("DeSoto"), a wholly owned subsidiary of Keystone, operated a division that manufactured household cleaning products (primarily powdered and liquid laundry detergents) at a facility located in Joliet, Illinois ("Joliet"). Keystone acquired DeSoto in September 1996. In January 1999, DeSoto sold the Joliet division and Keystone changed DeSoto's name to Sherman Wire Company. For the year ended December 31, 1998, Joliet had net sales of $10 million. Joliet manufactured most products on a make and ship basis, and, as such, overall levels of raw materials and finished goods inventories maintained by Joliet were relatively nominal. Approximately 85% of Joliet's sales for 1998 were to a single customer.

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

         Keystone's fabricated wire products, industrial wire and rod production facilities utilize approximately 2.5 million square feet for manufacturing and office space, approximately 79% of which is located at the Company's Peoria, Illinois facility.

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

                                                      Approximate
                                                      Size
     Facility Name                Location            (Square Feet)               Products Produced

Keystone Steel & Wire          Peoria, IL                 2,012,000     Fabricated wire products, industrial
                                                                          wire, carbon steel rod
Sherman Wire                   Sherman, TX                  299,000     Fabricated wire products and industrial
                                                                          wire
Engineered Wire Products       Upper Sandusky, OH            83,000     Fabricated wire products
Keystone Fasteners             Springdale, AR                76,000     Fabricated wire products
Fox Valley Steel & Wire*       Hortonville, WI               74,000     Fabricated wire products and industrial
                                                                          wire
Sherman Wire of Caldwell       Caldwell, TX                  73,000     Fabricated wire products and industrial
                                                                          wire

*Keystone sold the Fox Valley Steel & Wire business in January 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Keystone's common stock is listed and traded on the New York Stock Exchange (symbol: KES). The number of holders of record of the Company's common stock as of March 22, 2001 was 1,591. The following table sets forth the high and low closing sales prices of the Company's common stock for the calendar years indicated, according to published sources.

                                                          High               Low

2000
  First quarter ..............................           $7.50             $4.50
  Second quarter .............................           $4.75             $3.75
  Third quarter ..............................           $3.88             $2.69
  Fourth quarter .............................           $2.94             $1.25

1999
  First quarter ..............................           $9.75             $5.50
  Second quarter .............................           $7.94             $6.50
  Third quarter ..............................           $6.56             $4.19
  Fourth quarter .............................           $6.13             $3.88


         The Company has not paid cash dividends on its common stock since 1977. Keystone is subject to certain covenants under its commercial revolving credit facilities and the indenture related to its Senior Secured Notes that restrict its ability to pay dividends, including a prohibition against the payment of dividends on its common stock without lender consent.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Item 7 -- "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

                                                             Years ended December 31,
                                                  --------------------------------------------
                                            1996        1997        1998        1999         2000
                                            ----        ----        ----        ----         ----
                                             (In thousands, except per share and per ton amounts)

Statement of Operations Data:
  Net sales ............................   $331,175   $354,073   $370,022   $ 355,688    $ 338,321
  Cost of goods sold ...................    298,268    316,599    339,625     332,644      331,167
                                           --------   --------   --------   ---------    ---------
  Gross profit .........................   $ 32,907   $ 37,474   $ 30,397   $  23,044    $   7,154
                                           ========   ========   ========   =========    =========

  Selling expenses .....................   $  3,855   $  4,628   $  6,042   $   6,845    $   6,737
  General and administrative
    expenses ...........................     22,779     17,918     19,139      20,850       18,388
  Operating income (loss) ..............     10,662     23,292     13,033       2,578      (15,415)
  Interest expense .....................      3,741      7,612     10,460      14,058       15,346

  Income (loss) before income taxes ....   $  4,240   $ 16,909   $  5,006   $ (12,238)     (32,436)
  Provision (benefit) for income taxes .      1,656      4,541      1,095      (4,754)     (11,370)
                                           --------   --------   --------   ---------    ---------

  Net income (loss) ....................   $  2,584   $ 12,368   $  3,911   $  (7,484)   $ (21,066)
                                           ========   ========   ========   =========    =========
  Net income (loss) available for common
    shares (1) .........................   $  2,514   $ 12,088   $  3,754   $  (7,484)   $ (21,066)
                                           ========   ========   ========   =========    =========

 Basic net income (loss) available for
    common shares per share ............   $    .38   $   1.30   $    .41   $    (.75)   $   (2.10)
                                           ========   ========   ========   =========    =========
 Diluted net income (loss) available
    for common shares per share ........   $    .38   $   1.28   $    .40   $    (.75)   $   (2.10)
                                           ========   ========   ========   =========    =========
  Weighted average common and common
    equivalent shares outstanding:......
    Basic ..............................      6,554      9,271      9,544       9,904       10,039
                                           ========   ========   ========   =========    =========
    Diluted ............................      6,560      9,435      9,669       9,904       10,039
                                           ========   ========   ========   =========    =========

Other Financial Data:
  Cash contributions to defined benefit
    pension plans ......................   $  9,664   $   --     $   --     $    --      $    --
  Capital expenditures .................     18,992     26,294     64,541      16,873       13,052
  Depreciation and amortization ........     12,425     12,815     20,140      21,051       17,224

Other Steel and Wire Products Operating
  Data:
  Shipments (000 tons):
    Fabricated wire products ...........        222        225        327         315          310
    Industrial wire ....................        159        175        170         144          128
    Carbon steel rod ...................        307        297        212         237          257
                                           --------   --------   --------   ---------    ---------
      Total ............................        688        697        709         696          695
                                           ========   ========   ========   =========    =========

  Average selling prices (per ton):
    Fabricated wire products ...........   $    716   $    710   $    662   $     683    $     660
    Industrial wire ....................        478        478        476         462          449
    Carbon steel rod ...................        298        317        288         261          266

    Steel and wire products in total ...        475        484        506         493          475

  Average total production cost per ton    $    430   $    437   $    464   $     461    $     470
  Average scrap purchase cost per ton ..        125        122        110          94          100

                                                          As of December 31,
                                         1996        1997      1998        1999          2000
                                         ----        ----      ----        ----          ----
                                                           (In thousands)

Balance Sheet Data:
Working capital (deficit) (2) ....   $ (15,907)   $ 52,684   $    555   $ (13,920)   $ (39,243)
Property, plant and equipment, net      92,608     112,754    156,100     150,156      144,696
Total assets .....................     302,368     374,131    405,857     410,918      385,703
Total debt .......................      51,780     106,844    131,764     146,857      146,008
Redeemable preferred stock .......       3,500       3,500       --          --           --
Stockholders' equity (deficit) ...      31,170      44,211     53,077      46,315       26,058

 (1) Includes dividends on preferred stock of $70,000, $280,000 and $157,000 in 1996, 1997 and 1998, respectively.

 (2) Working capital (deficit) represents current assets minus current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         The Company believes it is a leading manufacturer of fabricated wire products, industrial wire and carbon steel rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets and believes it is the third largest manufacturer of fabricated wire products and industrial wire in the United States based on tons shipped (438,000 in 2000).
Keystone's operations benefit from vertical integration as the Company's mini-mill supplies carbon steel rod produced from scrap steel to its downstream fabricated wire products and industrial wire operations. These downstream fabrication operations accounted for 78% of 2000 net sales. Keystone's fabricated wire products typically yield higher and less volatile gross margins compared to rod. Management believes Keystone's fabricated wire businesses insulate it better than other rod producers from the effects of rod imports and new domestic rod production capacity. Moreover, historically, the Company's rod production costs have generally been below the market price for rod providing a significant cost advantage over wire producers who purchase rod as a raw material.

         During December 1998, the Company substantially completed a two-year $75 million capital improvements plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency. The principal components of Keystone's capital improvements plan included reconfiguring its electric arc furnace, replacing its billet caster and upgrading its wire and rod mills. As a result of these capital improvements, beginning in 1999, the Company expected to increase its annual billet production capacity to 1 million tons from 655,000 tons. However, during 1999 and 2000, Keystone experienced production problems related to the start-up of the new equipment. Keystone believes it resolved the problems in 2000 and the equipment is now performing at the desired levels.

         The Company's steel making operations, together with billet purchases of 8,000 tons and 45,000 tons in 2000 and 1999, respectively, provided 682,000 tons and 728,000 tons of billets in 2000 and 1999, respectively. The current estimated annual production capacity of the Company's rod mill is 750,000 tons. The lower billet production and purchase volumes in 2000 resulted in rod production decreasing 1% from 687,000 tons (92% of estimated capacity) in 1999 to 678,000 tons (90% of estimated capacity). Despite the increase in billet production capacity to 1 million tons, Keystone's rod production is constrained by the 800,000 ton capacity of its rod mill. The Company anticipates any excess billet production will be sold externally. Following the January 2001 sale of Fox Valley's business operations, Keystone's estimated current fabricated wire products and industrial wire production capacity is 580,000 tons. The Company's fabricated wire products and industrial wire production facilities operated at about 85%, 84%, and 78% of their annual capacity during 1998, 1999 and 2000, respectively.

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

         The Company's profitability is dependent in large part on its ability to utilize effectively its production capacity, which is affected by the availability of raw material, plant efficiency and other production factors and to control its manufacturing costs, which are comprised primarily of raw materials, energy and labor costs. Keystone's primary raw material is scrap steel. The price of scrap steel is highly volatile and scrap steel prices are affected by periodic shortages, freight costs, weather and other conditions largely beyond the control of the Company. Scrap prices can vary widely from period to period. The average per ton price paid for scrap by the Company was $110 in 1998, $94 in 1999, and $100 in 2000. Keystone's product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of any increases in scrap prices.

         The domestic steel rod industry continues to experience consolidation. During the last two years, three of Keystone's major competitors have filed for protection under Federal bankruptcy laws and three others have reduced or completely shut-down their operations. The Company believes these shut-downs or production curtailments represent approximately 2.5 million tons of annual capacity. However, worldwide over capacity in the steel industry continues to exist and imports of rod and certain wire products in recent years have increased significantly. In an effort to stem increasing levels of imported rod, in December 1998, Keystone, joined by six other companies (representing more than 75% of the market), and a labor union petitioned the U.S. International Trade Commission (the "ITC") seeking relief under Section 201 of the Trade Act of 1974. In February 2000, President Clinton announced the implementation of a Tariff-Rate Quota ("TRQ") for three years. The tariff will be imposed on wire rod imports from countries subject to the TRQ once imports initially exceed 1.6 million net tons. This 1.6 million ton level will be increased by two percent in years two and three. The tariff rate will be 10% in the first year, 7.5% in the second year and 5% in the third year. The Company does not believe the TRQ has had a major impact on the industry and high levels of imported rod continue.

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

         In January 2001, Keystone's wholly-owned subsidiary, Fox Valley Steel & Wire ("Fox Valley") sold its sole business which was located in Hortonville, Wisconsin to a management group. Fox Valley did not record any significant gain or loss as a result of the sale. Fox Valley manufactured industrial wire and fabricated wire products (primarily ladder rods and nails). Fox Valley's revenues in 1998, 1999 and 2000 amounted to $12.0 million, $11.3 million and $10.3 million, respectively. During 1998, 1999 and 2000, approximately 55%, 30% and 32%, respectively of Fox Valley's sales were to a single customer. That customer will, in the future, be serviced by Keystone's Peoria facility. During 1998, 1999 and 2000, Fox Valley recorded operating losses of $266,000, $67,000 and $686,000, respectively.

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

Results Of Operations

         The following table sets forth Keystone's steel and wire production, sales volume and pricing data for the periods indicated.

                                                       Years Ended December 31,
                                                     1998       1999        2000
                                                     ----       ----        ----
                                                         (Tons in thousands)

Production volume (tons):
  Billets:
    Produced ...............................         640         683         675
    Purchased ..............................          38          45           8
  Carbon steel rod .........................         670         687         678

Sales volume (tons):
  Fabricated wire products .................         327         315         310
  Industrial wire ..........................         170         144         128
  Carbon steel rod .........................         212         237         257
                                                    ----        ----        ----
                                                     709         696         695
                                                    ====        ====        ====

Per ton selling prices:
  Fabricated wire products .................        $662        $683        $660
  Industrial wire ..........................         476         462         449
  Carbon steel rod .........................         288         261         266
  All steel and wire products ..............         506         493         475

         The following table sets forth the components of the Company's net sales for the periods indicated.

                                                     Years Ended December 31,
                                                 1998         1999         2000
                                                 ----         ----         ----
                                                           (In millions)

Steel and wire products:
  Fabricated wire products ..............       $216.6       $214.7       $204.7
  Industrial wire .......................         81.0         66.6         57.4
  Carbon steel rod ......................         61.1         62.0         68.4
  Other .................................          1.3          1.4          1.5
                                                ------       ------       ------
                                                 360.0        344.7        332.0
Lawn and garden products ................         --           11.0          6.3
Household cleaning products .............         10.0         --           --
                                                ------       ------       ------
                                                $370.0       $355.7       $338.3
                                                ======       ======       ======

         The following table sets forth selected operating data of Keystone as a percentage of net sales for the periods indicated.

                                                     Years Ended December 31,
                                                   1998       1999       2000
                                                   ----       ----       ----

Net sales .....................................    100.0%     100.0%     100.0%
Cost of goods sold ............................     91.8       93.5       97.9
                                                   -----      -----      -----
Gross profit ..................................      8.2%       6.5%       2.1%
                                                   =====      =====      =====

Selling expenses ..............................      1.6%       1.9%       2.0%
General and administrative expense ............      5.2        5.9        5.4
Overfunded defined benefit pension credit .....     (2.6)      (1.6)       (.1)

Income (loss) before income taxes .............      1.4%      (3.4)%     (9.6)%
Provision (benefit) for income taxes ..........       .3       (1.3)      (3.4)
                                                   -----      -----      -----
Net income (loss) .............................      1.1%      (2.1)%     (6.2)%
                                                   =====      =====      =====


Year ended December 31, 2000 compared to year ended December 31, 1999

         Net sales declined 4.9% in 2000 from 1999 due primarily to a 3.6% decline in overall steel and wire product selling prices. During 1999 and 2000, fabricated wire products represented 60% of net sales while industrial wire declined to 17% of net sales in 2000 as compared to 19% in 1999. Carbon steel rod sales increased to 20% of net sales in 2000 from the 1999 level of 17%. The 3.6% decline in overall product selling prices ($18 per ton) adversely impacted net sales by $12.3 million. In addition, Garden Zone's sales during 2000 declined 42% to $6.3 million from $11.0 million in 1999 primarily due to lower shipments to a major customer.

         Fabricated wire products selling prices declined 3% while shipments declined 1% in 2000 as compared to 1999. Industrial wire selling prices also declined 3% in 2000 when compared to 1999 while shipments declined 11%. Carbon steel rod selling prices increased 2% while shipments increased 8% as compared to 1999.

         Gross profit declined approximately 69% to $7.2 million in 2000 from $23.0 million in 1999. Gross margin declined to 2.1% from 6.5% in 1999 due primarily to higher scrap costs (Keystone's primary raw material), lower overall selling prices, and higher production costs during the second and fourth quarters of 2000. The higher production costs in the second quarter were due primarily to extended production outages caused by planned repairs and a furnace break-out. The higher production costs in the 2000 fourth quarter were primarily a result of a two-week production outage due to the failure of a furnace rocker arm and related repair costs of $1 million and inefficiencies resulting from slower production rates caused by the adverse effects of high accumulations of snow and ice. In addition, during 1999, Keystone recorded a $2.7 million benefit as a result of favorable legal settlements with certain electrode vendors related to alleged price fixing. Keystone's scrap costs increased 6% during 2000 as compared to 1999. During 2000, the Company purchased 658,000 tons of scrap at an average price of $100 per ton as compared to 1999 purchases of 768,000 tons at an average price of $94 per ton. Keystone currently expects average scrap costs in 2001 will be less than 2000 average cost. The Company also purchased 8,000 tons of billets during 2000 at an average cost of $215 per ton as compared to 45,000 tons of billets in 1999 at an average cost of $195 per ton. Keystone does not anticipate purchasing any billets during 2001.

         Selling expenses decreased 2% to $6.7 million in 2000 from $6.8 million in 1999 but was relatively constant as a percentage of sales.

         General and administrative expenses decreased 12% to $18.4 million in 2000 from $20.9 million in 1999 primarily due to higher costs incurred in 1999 associated with the start-up of Garden Zone and unfavorable legal settlements during 1999.

         During 2000, Keystone recorded a non-cash pension credit of $380,000 as compared to $5.6 million in 1999. The lower pension credit was primarily the result of increased pension benefits included in the Company's May 1999 labor contract with the Peoria facility's union and a $3.7 million charge as a result of an early retirement program for certain salaried employees. During the fourth quarter of 2000, in connection with Keystone's cost reduction plans, the Company offered a group of salaried employees enhanced pension benefits if they would retire by December 31, 2000, resulting in the $3.7 million charge for termination benefits for early retirement window. However, Keystone believes annual salary and related benefit costs will be reduced in the future by more than $3.0 million as a result of these early retirements. The Company currently estimates, for financial reporting purposes, that it will recognize a non-cash pension credit of approximately $3 million in 2001 and does not anticipate cash contributions for defined benefit pension plan fundings will be required in 2001. However, future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases in pension expense or credit and future funding requirements. See Note 7 to the Consolidated Financial Statements.

         Interest expense during 2000 was higher than 1999 due principally to higher borrowing levels and higher interest rates. Average borrowings by the Company under its revolving credit facilities, EWP term loan and Senior Secured Notes approximated $150.9 million during 2000 as compared to $142.7 million in 1999. During 2000, the average interest rate paid by the Company was 9.6% per annum as compared to 9.3% per annum in 1999.

        At December 31, 2000, the Company's financial statements reflected total accrued liabilities of $16.8 million to cover estimated remediation costs arising from environmental issues. Although Keystone has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. See Note 13 to the Consolidated Financial Statements.

         The effective tax rates in 2000 and 1999 were 35% and 39%, respectively. The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in Note 5 to the Consolidated Financial Statements. The Company's deferred tax position at December 31, 2000 is also explained in Note 5 to the Consolidated Financial Statements and in "-- Liquidity and Capital Resources."

         As a result of the items discussed above, Keystone incurred a net loss of $21.1 million during 2000 as compared to a net loss in 1999 of $7.5 million.

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


Outlook for 2001

         Keystone believes the start-up problems relative to the new equipment at its Peoria, Illinois steel mill that adversely impacted earnings during 1999 and the first half of 2000 have been substantially resolved. As a result, the Company expects an improvement in the operating effiency of its Peoria steel mill during 2001 as compared to 2000. However, Keystone anticipates higher energy and interest costs, continued high levels of imported rod and lower product selling prices in 2001 will result in Keystone recording a net loss for the year.

Liquidity And Capital Resources

         At December 31, 2000, Keystone had negative working capital of $39.2 million, including $900,000 of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facilities of $44.8 million. The amount of available borrowings under these revolving credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Under the terms of the indenture related to the Senior Secured Notes, Keystone's ability to borrow under its revolving credit facilities may be limited. At December 31, 2000, unused credit available for borrowing under Keystone's $60 million revolving credit facility, which expires December 31, 2001, and EWP's $7 million revolving credit facility, which expires June 30, 2002, were $5.5 million and $2.2 million, respectively. At December 31, 2000, there was no unused credit available for borrowing under Garden Zone's $4 million revolving credit facility, which expires December 1, 2001. The terms of the indenture will permit Keystone to borrow all of the $5.5 million unused credit available under Keystone's $60 million revolving credit facility during the first quarter of 2001. The Company's $60 million revolving credit facility requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility.

         During 2000, the Company's operating activities provided approximately $13.9 million of cash, compared to $1.1 million of cash provided by operating activities in 1999. Despite lower earnings in 2000 as compared to 1999, cash flow from operations increased in 2000 compared to 1999 due to relative changes in the levels of assets and liabilities (primarily accounts receivable and inventories).

         During 2000, Keystone made capital expenditures of approximately $13.1 million primarily related to upgrades of production equipment at its facility in Peoria, Illinois, as compared to $16.9 million in 1999. Capital expenditures for 2001 are currently estimated to be approximately $13 million and are related primarily to upgrades of, as well as additional, production equipment. These capital expenditures will be funded through operations and by using borrowing availability under Keystone's revolving credit facilities.

         At December 31, 2000, the Company's financial statements reflected accrued liabilities of $16.8 million for estimated remediation costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

         Keystone does not expect to be required to make contributions to its pension plan during 2001. Future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases to pension expense or credit and funding requirements in future periods. See Note 7 to the Consolidated Financial Statements.

         The Company incurs significant ongoing costs for plant and equipment and substantial employee medical benefits for both current and retired employees. As such, Keystone is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. As a result of this process, the Company has in the past, and may in the future, reduce controllable costs, modify product mix, acquire and dispose of businesses, restructure certain indebtedness, and raise additional equity capital. Keystone will continue to evaluate the need for similar actions or other measures in the future in order to meet its obligations. The Company also routinely evaluates acquisitions of interests in, or combinations with, companies related to the Company's current businesses. Keystone intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities or increasing the indebtedness of the Company. However, Keystone's ability to incur new debt in the future may be limited by the terms of the indenture related to its Senior Secured Notes.

         Management believes the cash flows from operations together with available cash and the funds available under the Company's revolving credit facilities will be sufficient to fund the anticipated needs of the Company's operations and capital improvements for the year ending December 31, 2001. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, interest rates, repayments of long-term debt, capital expenditures, and available borrowings under the Company's revolving credit facilities. However, there are many factors that could cause actual future results to differ materially from management's current assessment. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, including, but not limited to, future supply and demand for the Company's products (including cyclicality thereof), customer inventory levels, changes in raw material and other operating costs (such as scrap and energy), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, the possibility of labor disruptions, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, any significant increases in the cost of providing medical coverage to active and retired employees, the ultimate resolution of pending litigation, successful implementation of the Company's capital improvements plan, international trade policies of the United States and certain foreign countries and any possible future litigation and other risks and uncertainties as discussed in this Annual Report. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected and as a result, could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end-user markets or market share, the inability to maintain satisfactory billet and rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing. See Notes 13 and 15 to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Keystone's exposure to changes in interest rates relates primarily to long-term debt obligations. At December 31, 2000, substantially all of the Company's long-term debt was comprised of 9.6% average fixed rate instruments, which minimize earnings volatility related to interest expense. Keystone does not currently participate in interest rate-related derivative financial instruments.

         The table below presents principal amounts and related weighted-average interest rates by maturity date for Keystone's long-term debt obligations.

                                                                                                      Estimated
                                                 Contracted Maturity Date                             Fair Value
                          --------------------   -------------------------------------------
                             2001     2002    2003     2004    2005     Thereafter     Total      December 31, 2000
                             ----     ----    ----     ----    ----     ----------     -----      -----------------
                                                               ($ In thousands)

Fixed-rate debt -
  Principal amount        $   460     $199   $ 30       $ 52   $ -      $100,000     $100,740         $43,240

  Weighted-average
    interest rate             8.9%     9.1%    9.3%      9.3%    - %         9.6%         9.6%

Variable-rate debt-
  Principal amount        $45,268     $ -     $ -       $ -    $ -      $    -       $ 45,268         $45,268

  Weighted-average
    interest rate             9.8%      - %     - %       -  %   - %         - %         9.8%


         At December 31, 1999, long-term debt included fixed-rate debt of $101.7 million (fair value - $93.9 million) with a weighted average interest rate of 9.6% and $45.2 million variable-rate debt which approximated fair value, with a weighted-average interest rate of 9.2%.

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

  4.1 -- FirstAmendment to Amended and Restated Revolving Loan And Security Agreement dated as of September 27, 1996 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1996).

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

  4.4 -- Fourth Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of December 31, 1999 between Registrant and Congress Financial Corporation (Central)
               (Incorporated by reference to Exhibit 4.4 to the Registrant's Form 10-K for the year ended December 31, 1999).

  4.5 -- Second Amendment to Revolving Loan and Security Agreement dated as of December 31, 1999 between Sherman Wire Company and Congress Financial Corporation (Central). (Incorporated by reference to
               Exhibit 4.5 to the Registrant's Form 10-K for the year ended December 31, 1999).

  4.6 -- Fifth Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of February 3, 2000 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.6 to the Registrant's Form 10-K for the year ended December 31, 1999).

 10.1 -- Intercorporate Services Agreement with Contran Corporation dated as of January 1, 2000.

 10.2 -- The Combined Master Retirement Trust between Valhi, Inc. and Harold C. Simmons as restated effective July 1, 1995 (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-35955)).

 10.3*-- Keystone Consolidated Industries, Inc. 1992 Incentive Compensation Plan. (Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (Registration No. 33-63086)).

 10.4*-- Keystone Consolidated Industries, Inc. 1992 Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit 99.2 to Registrant's Registration Statement on Form S-8 (Registration No. 33-63086)).

 10.5*-- Keystone Consolidated Industries, Inc. 1997 Long-Term Incentive Plan. (Incorporated by reference to Appendix A to Registrant's
               Schedule 14A filed April 25, 1997).

 10.6*--       Amendment  to the Keystone  Consolidated  Industries,  Inc.  1997
               Long-Term   Incentive   Plan.   (Incorporated   by  reference  to
               Registrant's Schedule 14A filed April 24, 1998.)

 10.7*-- Form of Deferred Compensation Agreement between the Registrant and certain executive officers. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-3919) for the quarter ended March 31, 1999).

 21   --       Subsidiaries of the Company.

 23.1 --       Consent of PricewaterhouseCoopers LLP

 23.2 --       Consent of PricewaterhouseCoopers LLP

 99   --       Annual  report  of the  Keystone  Consolidated  Industries,  Inc.
               Deferred Incentive Plan (Form 11-K) to be filed under Form 10-K/A to this Annual Report on Form 10-K within 180 days after December
               31, 2000.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2000.


  *Management contract, compensatory plan or agreement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated March 29, 2001, thereunto duly authorized.

                                      KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                      (Registrant)



                                      /s/ GLENN R. SIMMONS
                                      -----------------------------------
                                      Glenn R. Simmons
                                      Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and dated as of March 29, 2001 by the following persons on behalf of the registrant and in the capacities indicated:


/s/ GLENN R. SIMMONS                     /s/ WILLIAM SPIER
------------------------------------     -----------------------------------
Glenn R. Simmons                         William Spier
Chairman of the Board                    Director


/s/ J. WALTER TUCKER, JR.                /s/ STEVEN L. WATSON
---------------------------              -----------------------------------
J. Walter Tucker, Jr.                    Steven L. Watson
Vice Chairman of the Board               Director


/s/ THOMAS E. BARRY                      /s/ ROBERT W. SINGER
------------------------------------     -----------------------------------
Thomas E. Barry                          Robert W. Singer
Director                                 President and
                                         Chief Executive Officer


/s/ PAUL M. BASS, JR.                    /s/ BERT E. DOWNING, JR.
------------------------------------     --------------------------
Paul M. Bass, Jr.                        Bert E. Downing, Jr.
Director                                 Vice President and
                                         Corporate Controller and
                                         Principal Accounting and
                                         Financial Officer


/s/ DAVID E. CONNOR
------------------------------------
David E. Connor
Director

             KEYSTONE CONSOLIDATED INDUSTRIES, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                            Items 8, 14(a) and 14(d)

   Index of Consolidated Financial Statements and Financial Statement Schedule

                                                                        Page
Financial Statements

  Report of Independent Accountants.....................................F-2

  Consolidated Balance Sheets -- December 31, 1999 and 2000.............F-3/F-4

  Consolidated Statements of Operations -- Years ended December 31,
    1998, 1999 and 2000.................................................F-5

  Consolidated Statements of Redeemable Preferred Stock and Common
    Stockholders' Equity -- Years ended
    December 31, 1998, 1999 and 2000....................................F-6

  Consolidated Statements of Cash Flows -- Years ended December 31,
    1998, 1999 and 2000.................................................F-7/F-8

  Notes to Consolidated Financial Statements............................F-9/F-32

Financial Statement Schedule

  Schedule II -- Valuation and Qualifying Accounts .....................S-1

     Schedules I, III and IV are omitted because they are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Keystone Consolidated Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Keystone Consolidated Industries, Inc. and Subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP

Dallas, Texas
March 26, 2001

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 2000
                        (In thousands, except share data)




              ASSETS                                         1999          2000
                                                            ------        ------

Current assets:
  Notes and accounts receivable, net of allowances
    of $2,297 and $1,681 .............................     $ 32,819     $ 21,813
  Inventories ........................................       66,083       52,004
  Deferred income taxes ..............................       17,396       16,828
  Prepaid expenses and other .........................        1,364          786
                                                           --------     --------

      Total current assets ...........................      117,662       91,431
                                                           --------     --------

Property, plant and equipment:
  Land, buildings and improvements ...................       51,637       55,297
  Machinery and equipment ............................      301,932      311,063
  Construction in progress ...........................        4,308        1,335
                                                           --------     --------
                                                            357,877      367,695
Less accumulated depreciation ........................      207,721      222,999
                                                           --------     --------

      Net property, plant and equipment ..............      150,156      144,696
                                                           --------     --------

Other assets:
  Restricted investments .............................        9,180        5,969
  Prepaid pension cost ...............................      126,126      126,506
  Deferred income taxes ..............................         --         10,696
  Deferred financing costs ...........................        3,034        2,685
  Goodwill ...........................................        1,002          877
  Investment in unconsolidated equity affiliate ......          281         --
  Other ..............................................        3,477        2,843
                                                           --------     --------

      Total other assets .............................      143,100      149,576
                                                           --------     --------

                                                           $410,918     $385,703

          See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 1999 and 2000
                        (In thousands, except share data)



           LIABILITIES AND STOCKHOLDERS' EQUITY
                                                            1999          2000
                                                           ------        ------

Current liabilities:
  Notes payable and current maturities of
    long-term debt ...................................   $  45,986    $  45,728
  Accounts payable ...................................      30,689       34,614
  Accounts payable to affiliates .....................          70         --
  Accrued OPEB cost ..................................       9,500        8,767
  Other accrued liabilities ..........................      45,337       41,565
                                                         ---------    ---------

      Total current liabilities ......................     131,582      130,674
                                                         ---------    ---------

Noncurrent liabilities:
  Long-term debt .....................................     100,871      100,280
  Accrued OPEB cost ..................................      98,802       98,015
  Deferred income taxes ..............................       1,100         --
  Negative goodwill ..................................      22,709       21,353
  Other ..............................................       9,539        9,323
                                                         ---------    ---------

      Total noncurrent liabilities ...................     233,021      228,971
                                                         ---------    ---------

Stockholders' equity:
  Common stock, $1 par value, 12,000,000 shares
    authorized; 9,927,665 and 10,063,103 shares issued
    at stated value ..................................      10,656       10,792
  Additional paid-in capital .........................      52,398       53,071
  Accumulated deficit ................................     (16,727)     (37,793)
  Treasury stock - 1,134 shares, at cost .............         (12)         (12)
                                                         ---------    ---------

      Total stockholders' equity .....................      46,315       26,058
                                                         ---------    ---------

                                                         $ 410,918    $ 385,703



Commitments and contingencies (Notes 13, 14 and 15).

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1998, 1999 and 2000
                      (In thousands, except per share data)



                                                 1998         1999         2000
                                                ------      --------      ------

Revenues and other income:
  Net sales ...............................   $ 370,022    $ 355,688    $ 338,321
  Interest ................................         594          452          599
  Other, net ..............................         212          463          183
                                              ---------    ---------    ---------

                                                370,828      356,603      339,103
                                              ---------    ---------    ---------

Costs and expenses:
  Cost of goods sold ......................     339,625      332,644      331,167
  Selling .................................       6,042        6,845        6,737
  General and administrative ..............      19,139       20,850       18,388
  Overfunded defined benefit pension credit      (9,444)      (5,610)        (380)
  Interest ................................      10,460       14,058       15,346
                                              ---------    ---------    ---------

                                                365,822      368,787      371,258
                                              ---------    ---------    ---------

                                                  5,006      (12,184)     (32,155)
    Equity in losses of Alter Recycling
      Company L.L.C .......................        --            (54)        (281)
                                              ---------    ---------    ---------

      Income (loss) before income taxes ...       5,006      (12,238)     (32,436)

Provision (benefit) for income taxes ......       1,095       (4,754)     (11,370)
                                              ---------    ---------    ---------

      Net income (loss) ...................       3,911       (7,484)     (21,066)

Dividends on preferred stock ..............         157         --           --
                                              ---------    ---------    ---------


  Net income (loss) available for
    common shares .........................   $   3,754    $  (7,484)   $ (21,066)
                                              =========    =========    =========

Net income (loss) per share available
 for common shares:
    Basic .................................   $     .41    $    (.75)   $   (2.10)
                                              =========    =========    =========
    Diluted ...............................   $     .40    $    (.75)   $   (2.10)
                                              =========    =========    =========

Weighted average common and common
 equivalent shares outstanding:
    Basic .................................       9,544        9,904       10,039
                                              =========    =========    =========
    Diluted ...............................       9,669        9,904       10,039
                                              =========    =========    =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                         AND COMMON STOCKHOLDERS' EQUITY

                  Years ended December 31, 1998, 1999 and 2000
                                 (In thousands)



                                                             Common stockholders' equity
                                    Redeemable                     Additional                     Total common
                                     preferred     Common stock     paid-in  Accumulated Treasury stockholders'
                                       stock     Shares   Amount    capital   (deficit)   stock     equity
                                     ---------   ------   ------   --------   ---------  -------    ------

Balance - December 31, 1997 .......   $ 3,500     9,299   $10,029   $47,191   $(12,997)   $(12)   $ 44,211

Net income ........................      --        --        --        --        3,911     --        3,911
Exercise of warrants and redemption
  of preferred stock, net .........    (3,500)      448       448     3,753       --       --        4,201
Issuance of stock - other .........      --          92        92       819       --       --          911
Preferred dividends declared ......       157      --        --        --         (157)    --         (157)
Preferred dividends paid ..........      (157)     --        --        --         --       --         --
                                      -------    ------   -------   -------   --------    ----    --------

Balance - December 31, 1998 .......      --       9,839    10,569    51,763     (9,243)    (12)     53,077

Net loss ..........................      --        --        --        --       (7,484)    --       (7,484)
Issuance of stock .................      --          87        87       635       --       --          722
                                      -------    ------   -------   -------   --------    ----    --------

Balance - December 31, 1999 .......      --       9,926    10,656    52,398    (16,727)    (12)     46,315

Net loss ..........................      --        --        --        --      (21,066)    --      (21,066)
Issuance of stock .................      --         136       136       673       --       --          809
                                      -------    ------   -------   -------   --------    ----    --------

Balance - December 31, 2000 .......   $  --      10,062   $10,792   $53,071   $(37,793)   $(12)   $ 26,058
                                      =======    ======   =======   =======   ========    ====    ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1999 and 2000
                                 (In thousands)


                                                 1998        1999          2000
                                                -------     -------       ------

Cash flows from operating activities:
  Net income (loss) ........................   $  3,911    $ (7,484)   $(21,066)
  Depreciation and amortization ............     20,140      21,051      17,224
  Amortization of deferred financing costs .        509         519         479
  Deferred income taxes ....................      3,078      (3,363)    (11,229)
  Other, net ...............................      1,571      (3,089)     (1,883)
  Change in assets and liabilities:
    Notes and accounts receivable ..........     (2,027)      4,323      11,605
    Inventories ............................      1,691     (14,685)     14,080
    Prepaid pension cost ...................     (9,444)     (5,610)       (380)
    Accounts payable .......................      4,323      (1,923)      3,855
    Other, net .............................     (6,947)     11,312       1,236
                                               --------    --------    --------

      Net cash provided by operating
        activities .........................     16,805       1,051      13,921
                                               --------    --------    --------

Cash flows from investing activities:
  Capital expenditures .....................    (64,541)    (16,873)    (13,052)
  Other, net ...............................       (437)        729         (20)
                                               --------    --------    --------

      Net cash used by investing activities     (64,978)    (16,144)    (13,072)
                                               --------    --------    --------

          See accompanying notes to consolidated financial statements.


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1998, 1999 and 2000
                                 (In thousands)


                                                1998         1999          2000
                                               -------      -------       ------

Cash flows from financing activities:
  Revolving credit facilities, net .........   $ 26,110    $ 15,437    $    777
  Other notes payable and long-term debt:
    Additions ..............................         95       1,125          26
    Principal payments .....................     (1,285)     (1,469)     (1,652)
  Preferred stock dividend payments ........       (157)       --          --
  Deferred financing costs paid ............       (207)       --          --
  Exercise of warrants and redemption of
    preferred stock, net ...................        701        --          --
  Common stock issued, other ...............        294        --          --
                                               --------    --------    --------

    Net cash provided (used) by financing
       Activities ..........................     25,551      15,093        (849)
                                               --------    --------    --------

Net change in cash and cash equivalents ....    (22,622)       --          --

Cash and cash equivalents, beginning of year     22,622        --          --
                                               --------    --------    --------

Cash and cash equivalents, end of year .....   $   --      $   --      $   --
                                               ========    ========    ========


Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized ...   $ 10,903    $ 13,887    $ 14,867
    Income taxes paid (refund), net ........        217      (3,575)       (807)

  Common stock contributed to employee
    benefit plan ...........................   $    617    $    722    $    809

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies

     Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") is 50% owned by Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee. The Company may be deemed to be controlled by Contran and Mr. Simmons.

         Principles of consolidation and management's estimates. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2000 presentation.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may, in some instances, differ from previously estimated amounts.

         Keystone has incurred operating losses in each of the last two years. For the years ended December 31, 1999 and 2000, the Company recorded a net loss of approximately $7.5 million and $21.1 million, respectively.

         For the year ended December 31, 2001, management expects to report a net loss and that operating cash flow will be positive. Keystone's management believes its available lines of credit and cash flows from operating activities will be sufficient to fund the anticipated needs of the Company's operations and capital expenditures for the year ending December 31, 2001. However, such expectation is based on various operating assumptions and goals. Failure to achieve these goals could have a material adverse effect on the Company's ability to achieve its intended business objectives and may result in cash flow needs in excess of its current borrowing availability under existing credit facilities.

         Fiscal year. The Company's fiscal year is 52 or 53 weeks and ends on the last Sunday in December. Each of fiscal 1998 and 1999 were 52-week years, and 2000 was a 53 week year.

     Revenue recognition. Revenue is recorded when products are shipped and title and other risks and rewards of ownership have passed to the customer. The Company adopted Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, as amended, in 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue. The impact of adopting SAB No. 101 was not material.

         Shipping and handling costs. In general, sales from Keystone's steel and wire products segment include prepaid freight with the resulting freight cost absorbed by the Company. Keystone's reported sales in 1998, 1999 and 2000 are stated net of shipping and handling costs of $22.9 million, $20.6 million and $19.9 million, respectively. Shipping and handling costs of the Company's lawn and garden products segment are included in cost of goods sold and were approximately $345,000 and $169,000 in 1999 and 2000, respectively.

         Inventories. Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 79% and 75% of the inventories held at December 31, 1999 and 2000, respectively. The first-in, first-out or average cost methods are used to determine the cost of all other inventories.

         Property, plant, equipment and depreciation. Property, plant and equipment are stated at cost. Interest cost capitalized in 1998, 1999 and 2000 amounted to $878,000, $50,000 and $124,000 respectively. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. Keystone will perform certain planned major maintenance activities during the year (generally during the fourth quarter). Repair and maintenance costs estimated to be incurred in connection with such planned major maintenance activities are accrued in advance and are included in cost of goods sold.

         Depreciation is computed using principally the straight-line method over the estimated useful lives of 10 to 30 years for buildings and improvements and three to 12 years for machinery and equipment. Depreciation expense amounted to $20,849,000, $21,741,000 and $18,252,000 during the years ended December 31,
1998, 1999 and 2000, respectively.

        When events or changes in circumstances indicate assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. If the asset being tested for impairment was acquired in a business combination accounted for by the purchase method, any goodwill which arose out of that business combination may also be considered in the impairment test if the goodwill related specifically to the acquired asset and not to other aspects of the acquired business, such as the customer base or product lines.

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

         Environmental liabilities. Keystone records liabilities related to environmental issues at such time as information becomes available and is sufficient to support a reasonable estimate of range of loss. If the Company is unable to determine that a single amount in an estimated range is more likely, the minimum amount of the range is recorded. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. At both December 31, 1999 and 2000 Keystone had such assets recorded of approximately $323,000.

         Income taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities. Keystone periodically evaluates its deferred tax assets and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the "more-likely-than-not" recognition criteria.

         Advertising costs. Advertising costs, expensed as incurred, were $1.1 million in 1998, $.5 million in 1999 and $.9 million in 2000.

         Income (loss) per share. Basic income (loss) per share is based upon the weighted average number of common shares actually outstanding during each year. Diluted income (loss) per share includes the impact of outstanding dilutive stock options and warrants. The weighted average number of shares of outstanding stock options and warrants which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive approximated 163,000, 725,000 and 795,000 in 1998, 1999 and 2000, respectively.

         Deferred financing costs. Deferred financing costs relate primarily to the issuance of Keystone's 9 5/8% Senior Secured Notes (the "Senior Notes") and are amortized by the interest method over 10 years (term of the Senior Notes). Deferred financing costs are stated net of accumulated amortization of $1,483,000 and $1,962,000 at December 31, 1999 and 2000, respectively.

         Goodwill. Goodwill, representing the excess of cost over the fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight-line method over 10 years (remaining life of 7 years at December 31, 2000) and is stated net of accumulated amortization of approximately $227,000 at December 31, 1999 and $352,000 at December 31, 2000. Amortization of goodwill amounted to $113,000 in each of 1998 and 1999 and $125,000 in 2000.

         Negative goodwill. Negative goodwill, representing the excess of fair value over cost of individual net assets acquired in business combinations accounted for by the purchase method is amortized by the straight-line method over 20 years (remaining life of 15.75 years at December 31, 2000) and is stated net of accumulated amortization of approximately $4,406,000 and $5,762,000 at December 31, 1999 and 2000, respectively. Amortization of negative goodwill in each of 1998, 1999 and 2000 amounted to $1,356,000.

     Employee Stock Options. Keystone accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Compensation cost recognized by the Company in accordance with APBO No. 25 has not been significant in each of the past three years.

        Accounting principles not yet adopted. Keystone will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative, and such changes will be recognized either in net income or other comprehensive income.

        As permitted by the transition requirements of SFAS No. 133, as amended, the Company will exempt from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. Keystone is not a party to any significant derivative or hedging instrument covered by SFAS No. 133 at December 31, 2000 and therefore the Company does not expect that the impact of adopting SFAS No. 133 will be material.

Note 2 - Acquisitions and joint ventures

         In January 1999, Keystone and two unrelated parties formed Garden Zone LLC ("Garden Zone") to supply wire, wood and plastic products to the consumer lawn and garden market. Keystone owns 51% of Garden Zone and, as such, Keystone's consolidated financial statements include the accounts of Garden Zone. Neither Keystone nor the other owners contributed capital or assets to the Garden Zone joint venture, but Keystone did guarantee 51% of Garden Zone's $4 million revolving credit agreement. See Note 4. Garden Zone commenced operations in February 1999 and its earnings, of which 51% accrue to Keystone for financial reporting purposes, have been insignificant.

         In July 1999, Keystone formed Alter Recycling Company, L.L.C. ("ARC"), a joint venture with Alter Peoria, Inc., to operate a scrap recycling operation at Keystone's facility in Peoria, Illinois. ARC sells scrap steel to Keystone and others. Upon formation, Keystone contributed the property and equipment of its Peoria scrap facility (net book value of approximately $335,000) to the joint venture in return for its 50% ownership interest. Keystone is not required to, nor does it currently anticipate it will, make any other contributions to fund or operate this joint venture. Keystone has not guaranteed any debt or other liability of the joint venture. Keystone recognized no gain or loss upon formation of ARC and the investment in ARC is accounted for by the equity method. In addition, Keystone sold its scrap facility's existing inventory to ARC upon commencement of ARC's operations. At December 31, 1999 Keystone's investment in ARC amounted to $281,000. As of December 31, 2000, due to operating losses incurred by ARC, Keystone had reduced its investment in ARC to zero. ARC commenced operations in August 1999 and through December 31, 1999, Keystone purchased approximately $2.7 million of scrap from ARC. During 2000, Keystone purchased approximately $7.2 million of scrap from ARC. At December 31, 1999 and 2000, ARC owed Keystone approximately $809,000 and $818,000 respectively, primarily for the scrap inventory purchased by ARC from Keystone. At December 31, 2000, Keystone owed ARC approximately $171,000 primarily for scrap purchases by Keystone from ARC.

Note 3 - Inventories

                                                                 December 31,
                                                             1999           2000
                                                             ----           ----
                                                                (In thousands)
Steel and wire products:
  Raw materials ......................................      $20,985      $11,101
  Work in process ....................................       12,657        9,492
  Finished products ..................................       20,179       23,954
  Supplies ...........................................       15,378       15,520
                                                            -------      -------
                                                             69,199       60,067
  Less LIFO reserve ..................................        8,711       11,083
                                                            -------      -------
                                                             60,488       48,984

Lawn and garden products - finished products .........        5,595        3,020
                                                            -------      -------

                                                            $66,083      $52,004

Note 4 - Notes payable and long-term debt

                                                               December 31,
                                                           1999           2000
                                                           ----           ----
                                                            (In thousands)

9 5/8% Senior Secured Notes, due August 2007          $100,000          $100,000
Commercial credit agreements:
  Revolving credit facilities:
    Keystone ...............................            35,568            37,772
    EWP ....................................             4,908             4,203
    Garden Zone ............................             3,541             2,819
  Term loan - EWP ..........................               437               164
Other ......................................             2,403             1,050
                                                      --------          --------
                                                       146,857           146,008
  Less current maturities ..................            45,986            45,728
                                                      --------          --------

                                                      $100,871          $100,280


         The Senior Notes are due in August 2007 and are collateralized by a lien on substantially all of the existing and future fixed assets of Keystone. The Senior Notes were issued pursuant to an indenture (the "Indenture") which, among other things, provides for optional redemptions, mandatory redemptions and certain covenants, including provisions that, among other things, limit the ability of Keystone to sell capital stock of subsidiaries, enter into sale and leaseback transactions and transactions with affiliates, create new liens and incur additional debt. In addition, under the terms of the Indenture, the Company's ability to borrow under its $60 million revolving credit facility may be limited. The Indenture also limits the ability of Keystone to pay dividends or make other restricted payments, as defined.

         Keystone's $60 million revolving credit facility (the Keystone Revolver") expires December 31, 2001 and bears interest at the prime rate plus 1/2% or at the Adjusted Eurodollar Rate (as defined) plus 2.5%. The Keystone Revolver is collateralized by certain of the Company's trade receivables and inventories. The effective interest rate was 9.5% and 10.0% at December 31, 1999 and 2000, respectively. The amount of available borrowings under the Keystone Revolver is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit (approximately $1.2 million at December 31, 2000). At December 31, 2000, $5.5 million was available for borrowings under this credit facility, all of which could be borrowed under the terms of the Indenture. The Keystone Revolver requires the Company's daily cash receipts to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances when there is a balance outstanding on the Keystone Revolver. The Keystone Revolver contains restrictive covenants, including certain minimum working capital and net worth requirements and a prohibition against the payment of dividends on Keystone common stock without lender consent.

         In June 2000, EWP renewed and extended its revolving credit facility (the "EWP Revolver") for two years until June 2002. Under the terms of the renewal, the facility was increased from $6 million to $7 million and the assets that were considered in calculating the facility's borrowing base were expanded. Borrowings under the EWP Revolver bear interest at either the prime rate or LIBOR plus 2.25% (8.4% and 8.7% at December 31, 1999 and 2000). At December 31, 2000, $2.2 million was available for additional borrowings under the EWP revolver, all of which could be borrowed under the terms of the Indenture. EWP's accounts receivable, inventories and property, plant and equipment collateralize the EWP Revolver. The EWP Revolver Agreement contains covenants with respect to working capital, additional borrowings, payment of dividends and certain other matters.

         Garden Zone has a $4.0 million revolving credit facility (the "Garden Zone Revolver") which, as amended in February 2001, matures on December 1, 2001 and bears interest at the LIBOR rate plus 2.4%. During 1999 and 2000 the Garden Zone Revolver bore interest at the LIBOR rate plus 2% (8.1% and 8.7% at December 31, 1999 and 2000, respectively). Garden Zone's accounts receivable and inventories collateralize the Garden Zone Revolver. At December 31, 2000, no additional amounts were available for borrowing under the Garden Zone Revolver.

         At December 31, 1999 and 2000, other notes payable and long-term debt included $750,000 and $474,000 respectively, advanced to Garden Zone by one of its minority owners. The advance bears interest at the prime rate. Interest paid on this advance during 1999 and 2000 amounted to approximately $33,000 and $64,000 respectively.

         Excluding the Senior Notes, substantially all of the Company's notes payable and long-term debt reprice with changes in interest rates. The aggregate fair value of the Senior Notes, based on quoted market prices at December 31, 1999 and 2000, approximated $92.3 million and $42.5 million, respectively. The book value of all other indebtedness is deemed to approximate market value.

         The aggregate maturities of notes payable and long-term debt are shown in the table below.

Year ending December 31,             Amount
                                 (In thousands)

2001                               $ 45,727
2002                                    199
2003                                     30
2004                                     52
2005                                   -
2006 and thereafter                 100,000
                                   --------
                                   $146,008


Note 5 - Income taxes

     Summarized below are (i) the differences between the provision (benefit) for income taxes and the amounts that would be expected using the U. S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision (benefit) for income taxes.

                                                     Years ended December 31,
                                                  1998        1999         2000
                                                  ----        ----         ----
                                                           (In thousands)

Expected tax expense (benefit) , at
 statutory rate ..............................   $ 1,752    $ (4,283)   $(11,353)
U.S. state income taxes, net .................       280        (157)        157
Amortization of goodwill and negative goodwill      (435)       (435)       (431)
Other, net ...................................      (502)        121         257
                                                 -------    --------    --------

Provision (benefit) for income taxes .........   $ 1,095    $ (4,754)   $(11,370)
                                                 =======    ========    ========

Provision (benefit) for income taxes:
  Currently payable (refundable):
    U.S. federal .............................   $(1,883)   $   (930)   $   (278)
    U.S. state ...............................      (100)       (461)        137
                                                 -------    --------    --------

      Net currently payable ..................    (1,983)     (1,391)       (141)
  Deferred income taxes, net .................     3,078      (3,363)    (11,229)
                                                 -------    --------    --------

                                                 $ 1,095    $ (4,754)   $(11,370)
                                                 =======    ========    ========


         At December 31, 2000, Keystone had approximately $6.3 million of alternative minimum tax credit carryforwards which have no expiration date.

         At December 31, 2000, the Company had $24.7 million of net operating loss carryforwards expiring in 2003 through 2010 which may only be used to reduce future taxable income of an acquired subsidiary and which are limited in utilization to approximately $1.9 million per year. At December 31, 2000 Keystone has other net operating loss carryforwards of approximately $38.3 million which expire in 2019 and 2020, and which may be used to reduce future taxable income of the entire Company.

         The components of the net deferred tax asset are summarized below.

                                                                      December 31,
                                                           1999                      2000
                                                   ---------------------------------------------
                                                   Assets  Liabilities    Assets     Liabilities
                                                                   (In thousands)

Tax effect of temporary differences relating to:
  Inventories ................................   $  2,549    $   --      $  2,639    $   --
  Property and equipment .....................       --        (5,075)       --        (5,738)
  Prepaid pension ............................       --       (49,189)       --       (49,337)
  Accrued OPEB cost ..........................     42,227        --        41,633        --
  Accrued liabilities and other deductible
   differences ...............................     14,975        --        14,811        --
  Other taxable differences ..................       --        (6,757)       --        (6,298)
  Net operating loss carryforwards ...........     15,583        --        23,554        --
  Alternative minimum tax credit carryforwards      1,983        --         6,260        --
                                                 --------    --------    --------    --------

    Gross deferred tax assets (liabilities) ..     77,317     (61,021)     88,897     (61,373)
Reclassification, principally netting by tax
 jurisdiction ................................    (59,921)     59,921     (61,373)     61,373
                                                 --------    --------    --------    --------

    Net deferred tax asset (liability) .......     17,396      (1,100)     27,524        --
Less current deferred tax asset ..............     17,396        --        16,828        --
                                                 --------    --------    --------    --------

    Noncurrent deferred tax asset (liability)    $   --      $ (1,100)   $ 10,696    $   --
                                                 ========    ========    ========    ========


Note 6 - Stock options, warrants and stock appreciation rights plan

         In 1997, Keystone adopted its 1997 Long-Term Incentive Plan (the "1997 Plan"). Under the 1997 Plan, the Company may make awards that include, but need not be limited to, one or more of the following types: stock options, stock appreciation rights, restricted stock, performance grants and any other type of award deemed consistent with the purposes of the plan. Subject to certain adjustments, an aggregate of not more than 500,000 shares of Keystone's common stock may be issued under the 1997 Plan. Stock options granted under the 1997 Plan may include options that qualify as incentive stock options as well as options which are not so qualified. Incentive stock options are granted at a price not less than 100%, or in certain instances, 110% of a fair market value of such stock on the date of the grant. Stock options granted under the 1997 Plan may be exercised over a period of ten, or in certain instances, five years. The vesting period, exercise price, length of period during which awards can be exercised, and restriction periods of all awards are determined by the Incentive Compensation Committee of the Board of Directors. At December 31, 2000, there were 498,000 options outstanding under this plan.

         During 1997, the Company granted all remaining options available under Keystone's 1992 Option Plan. At December 31, 2000, there were 238,066 options outstanding under this plan. Also during 1997, the Company terminated its 1992 Non-Employee Director Stock Option Plan (the "Director Plan"). At December 31, 2000, there were 7,000 options outstanding under this plan.

         Changes in outstanding options, including options outstanding under the former 1992 Option Plan, the Director Plan and 15,000 options outstanding under another plan which was terminated in a prior year, all pursuant to which no further grants can be made are summarized in the table below.

                                                                              Price per           Amount payable
                                                            Options            share              upon exercise

Outstanding at December 31, 1997                              531,761      $5.86 -$13.94              $4,855,731

  Exercised                                                   (39,061)      5.86 - 10.50                (280,483)
  Canceled                                                    (90,634)      6.36 - 13.94                (921,524)
                                                             --------      -------------              ----------

Outstanding at December 31, 1998                              402,066       8.13 - 13.94               3,653,724

  Granted                                                     342,000       7.63 -  9.19               3,124,938
  Canceled                                                    (16,000)      8.38 - 13.94                (191,438)
                                                              -------      -------------              ----------

Outstanding at December 31, 1999                              728,066       7.63 - 13.94               6,587,224

  Granted                                                     146,000       4.25 -  5.50                 765,500
  Canceled                                                   (116,000)      5.13 - 13.38              (1,035,594)
                                                             --------      -------------             -----------

Outstanding at December 31, 2000                              758,066      $4.25 -$13.94             $ 6,317,130
                                                             ========      =============             ===========



         The following table summarizes weighted average information about fixed stock options outstanding at December 31, 2000.

                            Outstanding                        Exercisable
                                Weighted Average                   Weighted Average
   Range of                  Remaining                         Remaining
   Exercise                 Contractual  Exercise             Contractual    Exercise
    Prices       Options       Life        Price    Options      Life          Price
  ----------     -------    -----------  --------   -------   -----------    -------

$ 4.25-$ 5.50    132,500     9.2 years   $ 5.25        -          -           $ -
$ 7.63-$11.00    585,566     6.6 years   $ 8.67     398,996    6.0 years      $ 8.46
$12.86-$13.94     40,000     4.8 years   $13.53      40,000    4.8 years      $13.53
                 -------                            -------
                 758,066     7.0 years   $ 8.33     438,996    5.9 years      $ 8.92
                 =======                            =======


         At December 31, 2000, options to purchase 438,996 shares were exercisable (none at prices lower than the December 31, 2000 quoted market price of $1.38 per share) and options to purchase an additional 138,390 shares will become exercisable in 2001. At December 31, 2000, an aggregate of 2,000 shares were available for future grants under the 1997 Plan.

         During 1998, warrants to purchase 447,900 shares of Keystone common stock at an exercise price of $9.38 per share were exercised.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options granted subsequent to 1994 in accordance with the fair value based accounting method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for options granted in 1999 and 2000. There were no options granted in 1998.


                                             Years ended December 31,
                                           1999                    2000
                                           ----                    ----

Risk-free interest rate                    5.5%                    6.66%
Dividend yield                              -                       -
Volatility factor                           43%                      45%
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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) available for common shares and primary net income
(loss) available for common shares per common and common equivalent share were as follows:

                                                           Years ended December 31,
                                                      1998         1999            2000
                                                      ----         ----            ----
                                                          (In thousands except per
                                                               share amounts)

Net income (loss) available for common shares
   -  as reported                                    $3,754     $(7,484)       $(21,066)
Net income (loss) available for common shares
  -  pro forma                                       $3,343     $(8,228)       $(21,639)
Basic net income (loss) available for common
  shares per common and common equivalent
  share - as reported                                $  .41     $  (.75)       $  (2.10)
Basic net income (loss) available for common
  shares per common and common equivalent
  share - pro forma                                  $  .37     $  (.83)       $  (2.16)
Diluted net income (loss) available for
  common shares per common and common
  equivalent share - as reported                     $ .40      $  (.75)       $  (2.10)
Diluted net income (loss) available for
  common shares per common and common
  equivalent shares - pro forma                      $ .36      $  (.83)       $  (2.16)
Weighted average fair value per share of
  options granted during the year                    $  -       $  5.66        $   3.52

Note 7 - Pensions and other post retirement benefits plans

         Keystone sponsors several pension plans and other post retirement benefit plans for its employees and certain retirees. Under plans currently in effect, most active employees would be entitled to receive OPEB upon retirement. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 1999 and 2000:


                                                Pension Benefits            Other Benefits
                                            -----------------------       ------------------
                                              1999          2000          1999         2000
                                              ----          ----          ----         ----
                                                               (In thousands)

Change in benefit obligation:
  Benefit obligation at beginning of year    $ 312,514    $ 298,130    $ 111,442    $ 101,523
  Service cost ...........................       3,074        2,915        1,986        1,623
  Interest cost ..........................      21,008       21,333        7,030        7,427
  Plan participants' contributions .......        --           --            675          587
  Plan amendment .........................      15,018         --           --           --
  Actuarial loss (gain) ..................     (31,014)       4,765       (9,680)       6,357
  Termination benefits for early
   retirement window .....................        --          4,367         --           --
  Benefits paid ..........................     (22,470)     (23,016)      (9,930)     (10,814)
                                             ---------    ---------    ---------    ---------
  Benefit obligation at end of year ......     298,130      308,494      101,523      106,703
                                             ---------    ---------    ---------    ---------

Change in plan assets:
  Fair value of plan assets at beginning
    of year ..............................     353,235      336,673         --           --
  Actual return on plan assets ...........       5,908       29,844         --           --
  Company contributions ..................        --           --          9,255       10,227
  Plan participants' contributions .......        --           --            675          587
  Benefits paid ..........................     (22,470)     (23,016)      (9,930)     (10,814)
                                             ---------    ---------    ---------    ---------

  Fair value of plan assets at end of year     336,673      343,501         --           --
                                             ---------    ---------    ---------    ---------

Funded status ............................      38,543       35,007     (101,523)    (106,703)
Unrecognized net loss (gain) .............      71,930       77,883       (3,257)       3,100
Unrecognized prior service cost (credit) .      14,454       13,616       (3,522)      (3,179)
Unrecognized transition obligation .......       1,199         --           --           --
                                             ---------    ---------    ---------    ---------

Prepaid (accrued) benefit cost ...........     126,126      126,506     (108,302)    (106,782)

Less current portion .....................        --           --         (9,500)      (8,767)
                                             ---------    ---------    ---------    ---------

Noncurrent portion .......................   $ 126,126    $ 126,506    $ (98,802)   $ (98,015)
                                             =========    =========    =========    =========


         The assumptions used in the measurement of the Company's benefit obligations at December 31, are shown in the following table:

                                                Pension Benefits                           Other Benefits
                                     ---------------------------------     -----------  --------------
                                        1998          1999          2000          1998          1999         2000
                                        ----          ----          ----          ----          ----         ----

Discount rate                            6.5%         7.5%          7.25%         6.5%          7.5%           7.25%
Expected return on plan assets          10.0%        10.0%          10.0%          -              -            -
Rate of compensation increase            3.0%         3.0%           3.0%          -              -            -

         The following table provides the components of net periodic benefit cost for the plans for the years ended December 31,:

                                                    Pension Benefits                        Other Benefits
                                          --------  ------------------------     ---------  --------------
                                             1998         1999         2000         1998         1999        2000
                                             ----         ----         ----         ----         ----        ----
                                                                        (In thousands)

Service cost                               $  2,798     $  3,074      $  2,915      $1,477      $1,986      $  1,623
Interest cost                                20,177       21,008        21,333       7,111       7,030         7,427
Expected return on plan assets              (34,729)     (34,219)      (32,544)          -           -             -
Amortization of unrecognized:
  Net obligation as of
    January 1, 1987                           1,810        1,810         1,199           -           -             -
  Prior service cost                             (4)         511           882        (343)       (343)         (343)
  Net loss                                      504        2,206         2,112        -           -
                                            -------     --------       -------      ------      ------

Net periodic benefit cost (credit)           (9,444)      (5,610)       (4,103)     $8,245      $8,673        $8,707
                                                                                    ======      ======        ======
Termination benefits for early
  retirement window                            -            -            3,723
                                           --------     --------      --------

Total pension cost (credit)                $ (9,444)    $ (5,610)     $   (380)
                                           ========     ========      ========

         During the fourth quarter of 2000, in connection with Keystone's cost reduction plans, the Company offered a group of salaried employees enhanced pension benefits if they would retire by December 31, 2000, resulting in the $3.7 million charge for termination benefits for early retirement window.

         At December 31, 2000, approximately 99% of Keystone's defined benefit pension plan's (the "Plan") net assets were invested in a collective investment trust (the "Collective Trust") established by Valhi, Inc. ("Valhi"), a majority-owned subsidiary of Contran, to permit the collective investment by certain master trusts which fund certain employee benefit plans maintained by Contran, Valhi and related companies, including the Company. The remainder of the Plan's assets at December 31, 2000 were invested in investment partnerships, certain real estate leased by the Company, mortgages and other short-term investments. Harold C. Simmons is the sole trustee of the Collective Trust. Mr. Simmons and two members of Keystone's board of directors and Master Trust Investment Committee comprise the Trust Investment Committee for the Collective Trust. Neither Mr. Simmons nor the Keystone directors receive any compensation for serving in such capacities.

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

         For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5% in 2004 and remain at that level thereafter.

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


                                                    Change in Health Care Cost Trend
                                                      1% Increase      1% Decrease
                                                            (In thousands)

Increase (decrease):
  Effect on total of service and interest
    cost components for the year ended
  December 31, 2000 .............................        $ 1,147        $  (958)

Effect on postretirement benefit
  obligation at December 31, 2000 ...............        $10,993        $(9,285)


         The Company also maintains several defined contribution pension plans. Expense related to these plans was $2.9 million in each of 1998 and 1999 and $2.8 million in 2000.

Note 8 - Other accrued liabilities

                                                                December 31,
                                                           1999             2000
                                                           ----             ----
                                                               (In thousands)

Current:
  Employee benefits ..............................        $13,181        $12,137
  Environmental ..................................         10,093          8,398
  Self insurance .................................          7,218          7,993
  Interest .......................................          4,034          4,160
  Unearned revenue ...............................          2,424          3,008
  Legal and professional .........................            829            836
  Disposition of former facilities ...............            617            384
  Other ..........................................          6,941          4,649
                                                          -------        -------

                                                          $45,337        $41,565
                                                          =======        =======
Noncurrent:
  Environmental ..................................        $ 8,143        $ 8,395
  Other ..........................................          1,396            928
                                                          -------        -------

                                                          $ 9,539        $ 9,323
                                                          =======        =======

Note 9 - Redeemable preferred stock:

         In connection with the 1996 acquisition of DeSoto, Inc. ("DeSoto"), Keystone exchanged 435,456 shares of Keystone Series A 8% Senior Preferred Stock for all of the outstanding preferred stock of DeSoto. The preferred stock could be redeemed by Keystone at any time, at a cash redemption price equal to $8.0375 per share (an aggregate of $3.5 million) plus all accrued but unpaid dividends thereon, whether or not earned or declared (the "Liquidation Preference"). Under certain conditions, Keystone was required to redeem the preferred stock at a cash redemption price equal to the Liquidation Preference, to the maximum extent legally permissible including within ten days after the exercise of any warrants to purchase Keystone common stock by any of the warrantholders and preferred stockholders.

         In July 1998, the warrantholders exercised their warrants and Keystone redeemed all of the outstanding preferred stock at the aggregate $3.5 million redemption price. Net cash proceeds to Keystone approximated $701,000.

Note 10 - Related party transactions

         Keystone may be deemed to be  controlled by Harold C. Simmons (see Note
1). Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in various transactions with related parties, including the Company. Such transactions may include, among other things, management and expense sharing arrangements, advances of funds on open account, and sales, leases and exchanges of assets. It is the policy of Keystone to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties. Depending upon the business, tax and other objectives then relevant, Keystone may be a party to one or more such transactions in the future. See also Note 14.

     J. Walter Tucker, Jr., Vice Chairman of the Company, is a principal stockholder of Tucker & Branham, Inc., Orlando, Florida. Although the Company does not pay Mr. Tucker a salary, the Company has contracted with Tucker & Branham, Inc. for management consulting services by Mr. Tucker. Fees paid to Tucker & Branham, Inc. were $77,000 in 1998, $66,000 in 1999 and $87,000 in
2000.

         Contran and related companies perform certain management, financial and administrative services for Keystone on a fee basis under the terms of an Intercorporate Services Agreement with the Company. Aggregate fees incurred by the Company pursuant to this agreement were $639,000 in 1998, $656,000 in 1999 and $750,000 in 2000. In addition, Keystone purchased certain aircraft services from Valhi in the amount of $160,000 in 1998, $175,000 in 1999 and $111,000 in
2000.

         Tall Pines Insurance Company ("Tall Pines"), Valmont Insurance Company ("Valmont") and EWI RE, Inc. ("EWI") provide for or broker certain of Keystone's insurance policies. Tall Pines is a wholly-owned captive insurance company of Tremont Corporation ("Tremont"), a company controlled by Contran. Valmont is a wholly-owned captive insurance company of Valhi. Parties related to Contran own all of the outstanding common stock of EWI. Through December 31, 2000, a son-in-law of Harold C. Simmons managed the operations of EWI. Subsequent to December 31, 2000, such son-in-law provides advisory services to EWI as requested by EWI. Consistent with insurance industry practices, Tall Pines,
Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. During 1998, 1999 and 2000, the Company and it subsidiaries paid approximately $719,000, $2.7 million and $2.0 million, respectively, for policies provided or brokered by Tall Pines, Valmont and/or EWI. These amounts principally include payments for reinsurance and insurance premiums paid to unrelated third parties, but also include commissions paid to Tall Pines, Valmont and EWI. In the Company's opinion, the amounts that Keystone and its subsidiaries paid for these insurance policies are reasonable and similar to those they could have obtained through unrelated insurance companies and/or brokers. The Company expects that these relationships with Tall Pines, Valmont and EWI will continue in 2001.

         Dallas Compressor Company, a wholly-owned subsidiary of Contran sells compressors and related services to Keystone. During 1998, 1999 and 2000 Keystone purchased products and services from Dallas Compressor Company in the amount of $26,000, $170,000 and $67,000, respectively.

Note 11 - Quarterly financial data (unaudited)

                                      March 31,   June 30,  September 30, December 31,
                                            (In thousands, except per share data)

Year ended December 31, 2000:
  Net sales .......................   $ 96,422    $  95,382    $ 82,787    $ 63,730
  Gross profit ....................      6,441        3,867       3,943      (7,097)

  Net loss ........................   $ (1,932)   $  (3,395)   $ (3,093)   $(12,646)
                                      ========    =========    ========    ========

  Basic net loss per share ........   $   (.19)   $    (.34)   $   (.31)   $  (1.26)
                                      ========    =========    ========    ========

Year ended December 31, 1999:
  Net sales .......................   $ 91,717    $ 105,924    $ 79,738    $ 78,309
  Gross profit (loss) .............      8,054       12,440       3,512        (962)

  Net income (loss) ...............   $   (348)   $   2,479    $ (4,118)   $ (5,497)
                                      ========    =========    ========    ========

  Basic net income (loss) per share   $   (.04)   $     .25    $   (.41)   $ ( .55)
                                      ========    =========    ========    ========


         During the fourth quarter of 1999, Keystone recorded a charge to bad debt expense of $.6 million resulting from severe deterioration in a customer's financial condition. In addition, during the fourth quarter of 1999, Keystone recorded a $1.6 million charge to depreciation expense representing the remaining book value of certain components of the Company's pollution control system that were replaced. Also see Note 7.

Note 12 - Operations

         Through December 31, 1998, Keystone's operations were comprised of two segments; the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets and the manufacture and sale of household cleaning products. In January 1999, DeSoto sold its household cleaning products division. DeSoto did not record any gain or loss as a result of this sale. Subsequent to the sale, Desoto changed its name to Sherman Wire Company ("Sherman"). Also in January 1999, Keystone formed Garden Zone, to supply wire, wood and plastic products to the consumer lawn and garden markets. Keystone owns 51% of Garden Zone. The Company's steel and wire products are distributed primarily in the Midwestern and Southwestern United States. Garden Zone's products are distributed primarily in the Southeastern United States. The Company's household cleaning products were sold primarily to a single customer.

         Keystone evaluates segment performance based on segment operating income, which is defined as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units) and certain general corporate income and expense items (including interest income) which are not attributable to the operations of the reportable operating segments.


Business Segment                    Principal entities             Location

Steel and wire products             Keystone Steel & Wire          Peoria, Illinois
                                    Sherman Wire                   Sherman, Texas
                                    Sherman Wire
                                    of Caldwell, Inc.              Caldwell, Texas
                                    Keystone Fasteners             Springdale, Arkansas
                                    Fox Valley Steel & Wire (2)    Hortonville,  Wisconsin
                                    Engineered Wire Products       Upper Sandusky, Ohio

Lawn and garden products            Garden Zone LLC (1)            Charleston, South
                                                                   Carolina

Household cleaning products         DeSoto                         Joliet, Illinois

(1)      51.0% subsidiary.

(2) In January 2001, Fox Valley Steel & Wire sold its sole business. Fox Valley did not record any significant gain or loss as a result of the sale. Fox Valley's revenues in 1998, 1999 and 2000 amounted to $12.0 million, $11.3 million and $10.3 million, respectively. During 1998, 1999 and 2000, approximately 55%, 30% and 32%, respectively of Fox Valley's sales were to a single customer. That customer will, in the future, be serviced by Keystone's Peoria, Illinois facility. During 1998, 1999 and 2000, Fox Valley recorded operating losses of $266,000, $67,000 and $686,000, respectively.

         Keystone's operating segments are defined as components of consolidated operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company's chief operating decision maker is Mr. Robert W. Singer. Each operating segment is separately managed, and each operating segment represents a strategic business unit offering different products.

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

                                   Steel and   Lawn and    Household                Corporate
                                     Wire       Garden     Cleaning     Segment       and
                                   Products    Products    Products      Total    Eliminations      Total
                                                         (In thousands)
Year ended December 31, 2000:

Net sales ......................   $ 331,975    $ 6,760       --      $ 338,735    $    (414)   $ 338,321
Depreciation and amortization ..      18,446       --         --         18,446       (1,222)      17,224
Equity in loss of unconsolidated
 affiliate .....................        (281)      --         --           (281)        --           (281)
Operating profit (loss) ........     (15,760)       345       --        (15,415)        --        (15,415)
Identifiable segment assets ....     219,662      3,990       --        223,652      162,051      385,703
Capital expenditures ...........      13,045       --         --         13,045            7       13,052

Year ended December 31, 1999:

Net sales ......................   $ 344,738    $13,968   $   --      $ 358,706    $  (3,018)   $ 355,688
Depreciation and amortization ..      22,282       --         --         22,282       (1,231)      21,051
Equity in loss of unconsolidated
 affiliate .....................         (54)      --         --            (54)        --            (54)
Operating profit (loss) ........       2,311        267       --          2,578         --          2,578
Identifiable segment assets ....     249,165      6,894       --        256,059      154,859      410,918
Capital expenditures ...........      16,857       --         --         16,857           16       16,873

Year ended December 31, 1998:

Net sales ......................   $ 359,993    $  --     $ 10,029    $ 370,022    $    --      $ 370,022
Depreciation and amortization ..      21,317       --           52       21,369       (1,229)      20,140
Operating profit (loss) ........      14,400       --       (1,367)      13,033         --         13,033
Identifiable segment assets ....     252,172       --        2,311      254,483      151,374      405,857
Capital expenditures ...........      64,308       --          217       64,525           16       64,541

                                                     Years ended December 31,
                                                 1998         1999         2000
                                                 ----         ----         ----
                                                         (In thousands)

Operating profit (loss) ....................   $ 13,033    $  2,578    $(15,415)
Equity in loss of unconsolidated affiliate .       --           (54)       (281)
General corporate items:
  Interest income ..........................        594         452         599
  General income (expenses), net ...........      1,839      (1,156)     (1,993)
Interest expense ...........................    (10,460)    (14,058)    (15,346)
                                               --------    --------    --------

  Income (loss) before income taxes ........   $  5,006    $(12,238)   $(32,436)
                                               ========    ========    ========

         All of the Company's assets are located in the United States. Information concerning geographic concentration of net sales based on location of customer is as follows:

                                                Year ended December 31,
                                        1998              1999             2000
                                        ----              ----             ----
                                                      (In thousands)

United States ...............         $366,731         $353,151         $336,288
Canada ......................            3,242            2,449            1,949
Great Britain ...............               24               88               77
Other .......................               25             --                  7
                                      --------         --------         --------

                                      $370,022         $355,688         $338,321
                                      ========         ========         ========

Note 13 - Environmental matters

         At December 31, 2000, Keystone's financial statements reflected total accrued liabilities of $16.8 million to cover estimated remedial costs arising from environmental issues, including those discussed below. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

         The Company is currently involved in the closure of inactive waste disposal units at its Peoria facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992. The original closure plan provides for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. The Company recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. The Company adjusts the recorded liability for each Phase as actual remediation costs become known. During 1995, the Company began remediation of Phases II and III and completed these Phases, as well as Phase IV during 1996. During 1998 and 1999 the Company did not have any significant remediation efforts relative to Phases V and VI. During 2000, Keystone began preliminary efforts relative to Phase V. Pursuant to agreements with the IEPA and Illinois Attorney General's office, the Company is depositing $75,000 per quarter into a trust fund. The Company must continue these quarterly deposits and cannot withdraw funds from the trust fund until the fund balance exceeds the sum of the estimated remaining remediation costs plus $2 million. At December 31, 1999 and 2000 the trust fund had balances of $4.0 million and $4.4 million, respectively, which amounts are included in other noncurrent assets because the Company does not expect to have access to any of these funds until after 2001.

         In February 2000, Keystone received a notice from the United States Environmental Protection Agency ("U.S. EPA") giving formal notice of the U.S. EPA's intent to issue a unilateral administrative order to Keystone pursuant to section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"). The draft order enclosed with this notice would require Keystone to: (1) investigate the nature and extent of hazardous constituents present at and released from five alleged solid waste management units at the Peoria facility; (2) investigate hazardous constituent releases from "any other past or present locations at the Peoria facility where past waste treatment, storage or disposal may pose an unacceptable risk to human health and the environment"; (3) complete by June 30, 2001 an "environmental indicators report" demonstrating the containment of hazardous substances that could pose a risk to "human receptors" and further demonstrating that Keystone "has stabilized the migration of contaminated groundwater at or from the facility;" (4) submit by January 30, 2002 proposed "final corrective measures necessary to protect human health and the environment from all current and future unacceptable risks of releases of hazardous waste or hazardous constituents at or from the Peoria facility; and
(5) complete by June 30, 2001 the closure of the sites discussed in the preceding paragraphs now undergoing RCRA closure under the supervision of the IEPA. During the fourth quarter of 2000, Keystone entered into a modified Administrative Order on Consent. That order may require the Company to conduct cleanup activities at certain solid waste management units at its Peoria facility depending on the results of soil and groundwater sampling and risk assessment to be conducted by Keystone pursuant to the order.

         In March 2000, the Illinois Attorney General (the "IAG") filed and served a seven-count complaint against Keystone for alleged violations of the Illinois Environmental Protection Act, 415 ILCS 5/31, and regulations implementing RCRA at Keystone's Peoria facility. The complaint alleges Keystone violated RCRA in failing to prevent spills of an alleged hazardous waste on four separate occasions during the period from June 1995 through January 1999. The complaint also alleges the Company illegally "stored", "disposed of" and manifested the same allegedly hazardous waste on some or all of those occasions. In addition, the complaint alleges these hazardous waste spills resulted in groundwater pollution in violation of the Illinois Environmental Protection Act. The complaint further alleges Keystone improperly disposed of hazardous waste on two occasions at a landfill not permitted to receive such wastes. The complaint seeks the maximum statutory penalties allowed which ranges up to $50,000 for each violation and additional amounts up to $25,000 for each day of violation. Keystone has answered the complaint and proceedings in the case have been stayed pending the outcome of settlement negotiations between Keystone and the IAG's office.

         In June 2000, the IAG filed a Complaint For Injunction And Civil Penalties against Keystone. The complaint alleges the Company's Peoria facility violated its National Pollutant Discharge Elimination System ("NPDES") permit limits for ammonia and zinc discharges from the facility's wastewater treatment facility into the Illinois River. The complaint alleges specific violations of the 30-day average ammonia limit in the NPDES permit for three months in 1996, 11 months in 1997, 12 months in 1998, 11 months in 1999 and the first two months of 2000. The complaint further alleges two violations of the daily maximum limit for zinc in October and December of 1999. Keystone has answered the complaint and proceedings in the case have been stayed pending the outcome of settlement negotiations between the Company and the IAG's office.

"Superfund" sites

         The Company is subject to federal and state "Superfund" legislation that imposes cleanup and remediation responsibility upon present and former owners and operators of, and persons that generated hazardous substances deposited upon, sites determined by state or federal regulators to contain hazardous substances. Keystone has been notified by U.S. EPA that the Company is a potentially responsible party ("PRP") under the federal "Superfund" legislation for the alleged release or threat of release of hazardous substances into the environment at eight sites. These situations involve cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. Although Keystone believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the "Superfund" sites discussed below, it has only recorded receivables for the estimated insurance recoveries at three of those sites. During 1999 and 2000, the Company received approximately $725,000 and $140,000, respectively, from certain of its insurers in exchange for releasing such insurers from coverage for certain years of environmental related liabilities. Such amounts are included in Keystone's self insurance accruals.

         In July 1991, the United States filed an action against a former division of the Company and four other PRPs in the United States District Court for the Northern District of Illinois (Civil Action No. 91C4482) seeking to recover investigation and remediation costs incurred by U.S. EPA at the Byron Salvage Yard, located in Byron, Illinois. In April 1992, Keystone filed a third-party complaint in this civil action against 15 additional parties seeking contribution in the event the Company is held liable for any response costs at the Byron site. Neither the Company nor the other designated PRPs are performing any investigation of the nature and extent of the contamination. In December 1996, Keystone, U.S. EPA and the Department of Justice entered into the Fifth Partial Consent Decree to settle Keystone's liability for EPA response costs incurred at the site through April 1994 for a payment of $690,000. Under the agreement Keystone is precluded from recovering any portion of the $690,000 settlement payment from other parties to the lawsuit. In January 1997, Keystone paid the $690,000 settlement. Keystone will remain potentially liable for EPA response costs incurred after April 30, 1994, and natural resource damage claims, if any, that may be asserted in the future. Keystone recovered a portion of the $690,000 payment from its insurer. In March 1997, U.S. EPA issued a Proposed Remedial Action Plan ("PRAP") recommending that a limited excavation of contaminated soils be performed at an estimated cost of $63,000, that a soil cover be placed over the site, an on-site groundwater pump and treat system be installed and operated for an estimated period of 15 years, and that both on-site and off-site groundwater monitoring be conducted for an indefinite period. U.S. EPA's cost estimate for the recommended plan is $5.1 million. U.S. EPA's estimate of the highest cost alternatives evaluated but not recommended in the PRAP is approximately $6 million. The Company filed public comments on May 1, 1997, objecting to the PRAP. In March 1999, Keystone and other PRP's received a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") special notice letter notifying them for the first time of a September 1998 Record of Decision ("ROD") and requesting a commitment on or before May 19, 1999 to perform soils work required by that ROD that was estimated to cost approximately $300,000. In addition, the special notice letter also requested the PRPs to reimburse U.S. EPA for costs incurred at the site since May 1994 in the amount of $1.1 million, as well as for all future costs the U.S. EPA will incur at the site in overseeing the implementation of the selected soils remedy and any future groundwater remedy. Keystone refused to agree to the U.S. EPA's past and future cost demand. In August 1999, U.S. EPA issued a groundwater PRAP with an estimated present value cost of $3 million. Keystone filed public comments opposing the PRAP in September 1999. Keystone and the other remaining PRPs are now in the final stages of negotiating another Consent Decree with the U.S. EPA, in order to resolve their liability for performance of the U.S. EPA's September 1998 ROD for a soils remedy at the site, for the performance of the U.S. EPA's December 1999 ROD for remedial action regarding the groundwater component of Operable Unit No. 4 at the site, for payment of U.S. EPA's site costs incurred since May 1994 as well as future U.S. EPA oversight costs, and for the transfer of certain funds that may be made available to the PRPs as a result of a consent decree reached between U.S. EPA and another site PRP. Under the proposed terms of that Consent Decree, and the draft PRP Agreement that would be executed to implement the PRPs' performance under that decree, Keystone would be required to pay approximately $700,000, and would remain liable for 18.57% of future U.S. EPA oversight costs as well as a similar share of any unanticipated cost increases in the soils remedial action work. (Under the proposed agreements, the City of Byron, Illinois, would assume responsibility for any cost overruns associated with the municipal water supply components of the groundwater contamination remedy.) Verbal agreement of all of the parties has been reached as to the terms of this agreement, subject to approval by the City Council of the City of Byron, the U.S. EPA Regional Administrator, and the Department of Justice. Until the proposed consent decree is signed by all of the responsible parties and approved by the court, it is possible that the negotiations could fail and that Keystone's ultimate liability could increase in a subsequent settlement agreement or as a result of litigation.

         In September 1991, the Company along with 53 other PRPs, executed a consent decree to undertake the immediate removal of hazardous wastes and initiate a Remedial Investigation/Feasibility Study ("RI/FS") of the Interstate Pollution Control site located in Rockford, Illinois. The Company's percentage allocation within the group of PRPs agreeing to fund this project is currently 2.14%. However, the Company's ultimate allocation, and the ultimate costs of the RI/FS and any remedial action, are subject to change depending, for example, upon: the number and financial condition of the other participating PRPs, field conditions and sampling results, results of the risk assessment and feasibility study, additional regulatory requirements, and the success of a contribution action seeking to compel additional parties to contribute to the costs of the RI/FS and any remedial action. The RI/FS began in 1993, was completed in 1997 and approved by IEPA in 1998. In the summer of 1999, IEPA selected a capping and soil vapor extraction remedy estimated by the PRP group to have a present value cost of approximately $2.5 million. IEPA is also demanding reimbursement of $460,000 in past costs for prior oversight costs and may also demand reimbursement of future oversight costs.

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

         Prior to its acquisition by Keystone, DeSoto was notified by U.S. EPA that it is one of approximately 50 PRPs at the Chemical Recyclers, Inc. site in Wylie, Texas. Under a consent order with the U.S. EPA, the PRP group has performed a removal action and an investigation of soil and groundwater contamination. Such investigation revealed certain environmental contamination. It is anticipated U.S. EPA will order further remedial action, the exact extent of which is not currently known. Sherman is paying on a non-binding interim basis, approximately 10% of the costs for this site. Remediation costs, at Sherman's present allocation level, are estimated at a range of from $1.5 million to $4 million.

         In 1984, U.S. EPA filed suit against DeSoto by amending a complaint against Midwest Solvent Recovery, Inc. et al ("Midco"). DeSoto was a defendant based upon alleged shipments to an industrial waste recycling storage and disposal operation site located in Gary, Indiana. The amended complaint sought relief under CERCLA to force the defendants to clean up the site, pay non-compliance penalties and reimburse the government for past clean up costs. In June 1992, DeSoto settled its portion of the case by entering into a partial consent decree, and all but one of the eight remaining primary defendants and 93 third party defendants entered into a main consent decree. Under the terms of the partial consent decree, DeSoto agreed to pay its pro rata share (13.47%) of all costs under the main consent decree. At December 31, 2000 current estimates of total remaining remediation costs related to this site are approximately $35 million. In addition to certain amounts included in the trust fund discussed below, Sherman also has certain funds available in other trust funds due it under the partial consent decree. These credits can be used by Sherman (with certain limitations) to fund its future liabilities under the partial consent decree.

         In 1995, DeSoto was notified by the Texas Natural Resource Conservation Commission ("TNRCC") that there were certain deficiencies in prior reports to TNRCC relative to one of its non-operating facilities located in Gainesville, Texas. During 1999, Sherman entered into TNRCC's Voluntary Cleanup Program. Remediation costs are presently estimated to be between $1 million and $5 million. Investigation activities are on-going including additional soil and groundwater sampling.

         In December 1991, DeSoto and approximately 600 other PRPs were named in a complaint alleging DeSoto and the PRPs generated wastes that were disposed of at a Pennsauken, New Jersey municipal landfill. The plaintiffs in the complaint were ordered by the court to show in what manner the defendants were connected to the site. The plaintiffs provided an alleged nexus indicating garbage and construction materials from DeSoto's former Pennsauken facility were disposed of at the site and such waste allegedly contained hazardous material to which DeSoto objected. The claim was dismissed without prejudice in August 1993. In 1996, DeSoto received an amended complaint containing the same allegations. This matter is in discovery stage at December 31, 2000. Sherman has denied any liability with regard to this matter and expects to vigorously defend the action.

         During December 1997, DeSoto entered into a agreement with U.S. EPA to settle the Company's alleged liability with respect to the American Chemical Site ("ACS"), a chemical recycling facility located in Griffith, Indiana for a payment of approximately $1.6 million, which was within the previously accrued balance and which was paid in 1998.

         In addition to the sites discussed above, Sherman is allegedly involved at various other sites and in related toxic tort lawsuits which it does not currently expect to incur significant liability.

         Under the terms of a 1990 asset sale agreement, DeSoto established two trust funds totaling $6 million to fund potential clean-up liabilities relating to the assets sold. Sherman has access to the trust funds for any expenses or liabilities it incurs relative to environmental claims relating to the sites identified in the trust agreements. The trust funds are primarily invested in United States Treasury securities and are classified as restricted investments on the balance sheet. In October 2000, one of the trust's term expired and the $3.6 million trust balance was returned to Sherman. As of December 31, 1999 and 2000, the balance in the trust funds were approximately $4.6 million and $1.5 million, respectively.

Note 14 - Lease commitments

         During years prior to its acquisition by Keystone, DeSoto sold four of its real properties to a real property trust created by DeSoto's pension plan. This trust entered into ten-year leases of the properties to DeSoto. The amount paid to DeSoto by the trust and DeSoto's annual rental obligation were based upon independent appraisals and approved by DeSoto's Board of Directors. During 1998, the Plan sold two of the locations and, as part of the terms of the sale of one of the locations, DeSoto leased back the property for a period of two years. The Plan sold the third and fourth locations during 1999 and 2000, respectively, and Sherman was released from the leases. Payments, net of subtenant rent payments, under these leases during 1998, 1999 and 2000 amounted to approximately $679,000, $324,000, and $24,000, respectively.

         In addition, the Company is obligated under certain other operating leases through 2005.

         Future commitments under these leases, net of subleases are summarized below.

                                        (In thousands)
                                             Lease           Sub
                         commitment          rents           Net

2001                      $2,022             $47          $1,975
2002                       1,370               -           1,370
2003                         460               -             460
2004                         137               -             137
2005                          38              -               38
                          ------             ---          ------
                          $4,027             $47          $3,980
                          ======             ===          ======

Note 15 -  Other commitments and contingencies

Current litigation

         In 1992, a claim was filed against DeSoto in the Eastern Division of the Danish High Court by an insurance carrier to a third party, for property damage allegedly incurred when a fertilizer product manufactured by the third party, containing a chemical sold to that party by one of DeSoto's former operations, allegedly caused or promoted, a fungus infection resulting in failure of certain tomato crops in the United Kingdom. The damages alleged are approximately $1.4 million. DeSoto's defense, with a reservation of rights, has been undertaken by one of its insurance carriers. The matter continues to proceed in Denmark, where jurisdiction has been conceded. During 1996, DeSoto received a report from its Danish counsel that an independent expert had largely confirmed DeSoto's position that its product was not the cause of the alleged damage. During 2000, the matter was settled by the insurance carrier.

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

Product supply agreement

         In 1996, Keystone entered into a long-term product supply agreement (the "Supply Agreement") with a vendor. The Supply Agreement provides, among other things, that the vendor will construct a plant at the Company's Peoria facility and, after completion of the plant, provide Keystone with all, subject to certain limitations, of its gaseous oxygen and nitrogen needs for a 15-year period. In addition to specifying rates to be paid by the Company, including a minimum facility fee of approximately $1.2 million per year, the Supply Agreement also specifies provisions for adjustments to the rates and term of the Supply Agreement. Purchases made pursuant to the Supply Agreement during 1998, 1999 and 2000 amount to $399,000, $2.1 million and $2.7 million, respectively.

Concentration of credit risk

         Steel and Wire Products. The Company sells its products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail distributors primarily in the Midwestern and Southwestern regions of the United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's ten largest steel and wire customers accounted for approximately 33% of steel and wire product sales in 1998, and 34% in 1999 and 2000. These customers accounted for approximately 22% of steel and wire products notes and accounts receivable at December 31, 1999 and 20% at December 31, 2000.

         Lawn and garden products. The Company sells its products primarily to retailers in the Southeastern United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's ten largest lawn and garden customers accounted for significantly all of lawn and garden product sales in 1999 and 2000 and lawn and garden products notes and accounts receivable at December 31, 1999 and 2000.

         Household cleaning products. The Company sold its household cleaning products to primarily one customer, Sears, Roebuck & Co. ("Sears"). The Company extends industry standard terms to its household cleaning products customers and, generally requires no collateral. During 1998, sales to Sears accounted for approximately 85% of total sales related to household cleaning products.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           SCHEDULE II - VALUATION AND
                               QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                Additions
                                                  Balance at    Charged to    Deductions  Balance at
                                                   beginning    costs and      (net of      end of
Description                                        of period     expenses    recoveries)    period

Year ended December 31, 1998:

  Allowance for doubtful accounts and
    notes receivable                                 $2,941        $2,019       $   45      $4,915
                                                     ======        ======       ======      ======

Year ended December 31, 1999:

  Allowance for doubtful accounts and
    notes receivable                                 $4,915       $   523       $3,141      $2,297
                                                     ======       =======       ======      ======

Year ended December 31, 2000:

  Allowance for doubtful accounts and
    Notes receivable                                 $2,297        $  200       $  816      $1,681
                                                     ======        ======       ======      ======

                                                                   EXHIBIT 10.1


                       INTERCORPORATE SERVICES AGREEMENT

     This INTERCORPORATE SERVICES AGREEMENT (the "Agreement"), effective as of January 1, 2000, amends and supersedes that certain Intercorporate Services Agreement effective as of January 1, 1999 between CONTRAN CORPORATION, a Delaware corporation ("Contran"), and KEYSTONE CONSOLIDATED INDUSTRIES, INC., a Delaware corporation ("Recipient").

                                    Recitals

     A. Employees and agents of Contran and affiliates of Contran, including Harold C. Simmons, perform management, financial and administrative functions for Recipient without direct compensation from Recipient.

     B. Recipient does not separately maintain the full internal capability to perform all necessary management, financial and administrative functions that Recipient requires.

     C. The cost of maintaining the additional personnel by Recipient necessary to perform the functions provided for by this Agreement would exceed the fee set forth in Section 3 of this Agreement and that the terms of this Agreement are no less favorable to Recipient than could otherwise be obtained from a third party for comparable services.

     D. Recipient desires to continue receiving the management, financial and administrative services presently provided by Contran and affiliates of Contran and Contran is willing to continue to provide such services under the terms of this Agreement.

                                    Agreement

     For and in consideration of the mutual premises, representations and covenants herein contained, the parties hereto mutually agree as follows:

         Section 1. Services to be Provided. Contran agrees to make available to Recipient, upon request, the following services (the "Services") to be rendered by the internal staff of Contran and affiliates of Contran:

          (a) Consultation and assistance in the development and implementation of Recipient's corporate business strategies, plans and objectives;

          (b) Consultation and assistance in management and conduct of corporate affairs and corporate governance consistent with the charter and bylaws of Recipient;

          (c) Consultation and assistance in maintenance of financial records and controls, including preparation and review of periodic financial statements and reports to be filed with public and regulatory entities and those required to be prepared for financial institutions or pursuant to indentures and credit agreements;

          (d) Consultation and assistance in cash management and in arranging financing necessary to implement the business plans of Recipient;

          (e) Consultation and assistance in tax management and administration, including, without limitation, preparation and filing of tax returns, tax reporting, examinations by government authorities and tax planning;

          (f) Consultation and assistance in performing internal audit and control functions;

          (g) Consultation and assistance with respect to insurance and risk management;

          (h) Consultation and assistance with respect to employee benefit plans and incentive compensation arrangements; and

          (i) Such other services as may be requested by Recipient from time to time.

     Section 2. Miscellaneous Services. It is the intent of the parties hereto that Contran provide only the Services requested by Recipient in connection with routine management, financial and administrative functions related to the ongoing operations of Recipient and not with respect to special projects, including corporate investments, acquisitions and divestitures. The parties hereto contemplate that the Services rendered in connection with the conduct of Recipient's business will be on a scale compared to that existing on the effective date of this Agreement, adjusted for internal corporate growth or contraction, but not for major corporate acquisitions or divestitures, and that adjustments may be required to the terms of this Agreement in the event of such major corporate acquisitions, divestitures or special projects. Recipient will continue to bear all other costs required for outside services including, but not limited to, the outside services of attorneys, auditors, trustees, consultants, transfer agents and registrars, and it is expressly understood that Contran assumes no liability for any expenses or services other than those stated in Section 1. In addition to the fee paid to Contran by Recipient for the Services provided pursuant to this Agreement, Recipient will pay to Contran the amount of out-of-pocket costs incurred by Contran in rendering such Services.

     Section 3. Fee for Services. Recipient agrees to pay to Contran $187,500 quarterly, commencing as of January 1, 2000, pursuant to this Agreement.

     Section 4. Original Term. Subject to the provisions of Section 5 hereof, the original term of this Agreement shall be from January 1, 2000 to December 31, 2000.

     Section 5. Extensions. This Agreement shall be extended on a quarter-to-quarter basis after the expiration of its original term unless written notification is given by Contran or Recipient thirty (30) days in advance of the first day of each successive quarter or unless it is superseded by a subsequent written agreement of the parties hereto.

     Section 6. Limitation of Liability. In providing its Services hereunder, Contran shall have a duty to act, and to cause its agents to act, in a reasonably prudent manner, but neither Contran nor any officer, director, employee or agent of Contran or its affiliates shall be liable to Recipient for any error of judgment or mistake of law or for any loss incurred by Recipient in connection with the matter to which this Agreement relates, except a loss resulting from willful misfeasance, bad faith or gross negligence on the part of Contran.

     Section 7. Indemnification of Contran by Recipient. Recipient shall indemnify and hold harmless Contran, its affiliates and their respective officers, directors and employees from and against any and all losses, liabilities, claims, damages, costs and expenses (including attorneys' fees and other expenses of litigation) to which Contran or any such person may become subject arising out of the Services provided by Contran to Recipient hereunder, provided that such indemnity shall not protect any person against any liability to which such person would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on the part of such person.

     Section 8. Further Assurances. Each of the parties will make, execute, acknowledge and deliver such other instruments and documents, and take all such other actions, as the other party may reasonably request and as may reasonably be required in order to effectuate the purposes of this Agreement and to carry out the terms hereof.

     Section 9. Notices. All communications hereunder shall be in writing and shall be addressed, if intended for Contran, to Three Lincoln Centre, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240, Attention: President, or such other address as it shall have furnished to Recipient in writing, and if intended for Recipient, to Three Lincoln Centre, 5430 LBJ Freeway, Suite 1740, Dallas, Texas 75240, Attention: Chairman of the Board, or such other address as it shall have furnished to Contran in writing.

     Section 10. Amendment and Modification. Neither this Agreement nor any term hereof may be changed, waived, discharged or terminated other than by agreement in writing signed by the parties hereto.

     Section 11. Successor and Assigns. This Agreement shall be binding upon and inure to the benefit of Contran and Recipient and their respective successors and assigns, except that neither party may assign its rights under this Agreement without the prior written consent of the other party.

     Section 12. Governing Law. This Agreement shall be governed by, and construed and interpreted in accordance with, the laws of the state of Texas.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the date first above written.


                               CONTRAN CORPORATION




                            By: /s/ STEVEN L. WATSON
                                ---------------------------------------------
                                Steven L. Watson
                                President


                                KEYSTONE CONSOLIDATED INDUSTRIES, INC.




                            By:  /s/ GLENN R. SIMMONS
                                 --------------------------------------------
                                 Glenn R. Simmons
                                 Chairman of the Board

                                                                      EXHIBIT 21

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES


                         SUBSIDIARIES OF THE REGISTRANT




                                                     Jurisdiction of       Percent of
                                                      Incorporation    Voting Securities
Name of Corporation or Organization                     Held (1)

Sherman Wire of Caldwell, Inc.                         Nevada             100.0%

Fox Valley Steel and Wire Company                      Wisconsin          100.0%

Sherman Wire Company (2)                               Delaware           100.0%
  J.L. Prescott Company                                New Jersey         100.0%
  DeSoto Environmental
   Management, Inc.                                    Delaware           100.0%

Engineered Wire Products, Inc.                         Ohio               100.0%

Garden Zone LLC                                        Delaware           51.0%

(1)  Held by the Registrant or the indicated subsidiary of the Registrant.

(2)      Formerly DeSoto, Inc.

                                                                    EXHIBIT 23.1





                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in this Registration Statement on Form S-4 (File No. 333-35955) of Keystone Consolidated Industries, Inc. of our report dated March 26, 2001 relating to the financial statements and financial statements schedule, which appears in Keystone Consolidated Industries, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.







PricewaterhouseCoopers LLP


Dallas, Texas
March 29, 2001

                                                                    EXHIBIT 23.2






                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-71441, 333-55891, 333-55865, 333-55867, 33-30137,
33-63086 and 2-93666) of Keystone Consolidated Industries, Inc. of our report dated March 26, 2001 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.





PricewaterhouseCoopers LLP


Dallas, Texas
March 29, 2001