Form 10-Q
period 2001-03-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2001-05-15
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period March 31, 2001          Commission file number 1-3919
                         --------------                                 ------




                    Keystone Consolidated Industries, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




          Delaware                                            37-0364250
---------------------------------------------             ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

 5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, TX   75240-2697
        (Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code:            (972) 458-0028
                                                        ---------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                            No _____
                               -----

Number of shares of common stock outstanding at May 14, 2001: 10,061,969

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                       Page
                                                                      Number

PART I.        FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets - December 31, 2000
            and March 31, 2001                                          3-4

           Consolidated Statements of Operations - Three months
            ended March 31, 2000 and 2001                                5

           Consolidated Statements of Cash Flows - Three months
            ended March 31, 2000 and 2001                                6

           Consolidated Statement of Stockholders' Equity -
            Three months ended March 31, 2001                            7

           Notes to Consolidated Financial Statements                   8-11

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        12-17


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                             18

  Item 6.  Exhibits and Reports on Form 8-K                              18

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                      December 31,      March 31,
                                   ASSETS                  2000            2001
                                                       -----------       -------

Current assets:
  Notes and accounts receivable ..................       $ 21,813       $ 39,776
  Inventories ....................................         52,004         47,886
  Deferred income taxes ..........................         16,828         16,006
  Prepaid expenses and other .....................            786            843
                                                         --------       --------

     Total current assets ........................         91,431        104,511
                                                         --------       --------

Property, plant and equipment ....................        367,695        365,038
Less accumulated depreciation ....................        222,999        225,526
                                                         --------       --------

     Net property, plant and equipment ...........        144,696        139,512
                                                         --------       --------

Other assets:
  Restricted investments .........................          5,969          6,122
  Prepaid pension cost ...........................        126,506        127,256
  Deferred income taxes ..........................         10,696         14,168
  Deferred financing costs .......................          2,685          2,574
  Goodwill .......................................            877            845
  Other ..........................................          2,843          3,097
                                                         --------       --------

     Total other assets ..........................        149,576        154,062
                                                         --------       --------

                                                         $385,703       $398,085
                                                         ========       ========

          See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    December 31,       March 31,
                                                        2000             2001
                                                     -----------        -------

Current liabilities:
  Notes payable and current maturities of
    long-term debt ...........................       $  45,728        $  53,173
  Accounts payable ...........................          34,614           48,618
  Accounts payable to affiliates .............            --                 16
  Accrued OPEB cost ..........................           8,767            8,767
  Other accrued liabilities ..................          41,565           37,046
                                                     ---------        ---------

      Total current liabilities ..............         130,674          147,620
                                                     ---------        ---------

Noncurrent liabilities:
  Long-term debt .............................         100,280          100,244
  Accrued OPEB cost ..........................          98,015           98,045
  Negative goodwill ..........................          21,353           21,014
  Other ......................................           9,323            8,803
                                                     ---------        ---------

      Total noncurrent liabilities ...........         228,971          228,106
                                                     ---------        ---------

Minority interest ............................            --                  7
                                                     ---------        ---------

Stockholders' equity:
  Common stock ...............................          10,792           10,792
  Additional paid-in capital .................          53,071           53,071
  Accumulated deficit ........................         (37,793)         (41,499)
  Treasury stock, at cost ....................             (12)             (12)
                                                     ---------        ---------

      Total stockholders' equity .............          26,058           22,352
                                                     ---------        ---------

                                                     $ 385,703        $ 398,085
                                                     =========        =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                             Three months ended
                                                                 March 31,
                                                             2000         2001
                                                             ----         ----
Revenues and other income:
  Net sales ............................................   $ 96,422    $ 77,763
  Interest .............................................        126          71
  Other, net ...........................................         22          77
                                                           --------    --------
                                                             96,570      77,911
                                                           --------    --------
Costs and expenses:
  Cost of goods sold ...................................     89,981      76,357
  Selling ..............................................      1,800       1,607
  General and administrative ...........................      5,024       3,286
  Overfunded defined benefit pension credit ............       (736)       (750)
  Interest .............................................      3,713       3,746
                                                           --------    --------
                                                             99,782      84,246
                                                           --------    --------

                                                             (3,212)     (6,335)

    Equity in losses of unconsolidated equity affiliate         (31)       --
                                                           --------    --------

      Loss before income taxes .........................     (3,243)     (6,335)

Income tax benefit .....................................     (1,320)     (2,636)

Minority interest in after-tax earnings ................          9           7
                                                           --------    --------

    Net loss ...........................................   $ (1,932)   $ (3,706)
                                                           ========    ========

Basic and diluted net loss per share ...................   $   (.19)   $   (.37)
                                                           ========    ========

Basic and diluted shares outstanding ...................      9,971      10,062
                                                           ========    ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Three months ended
                                                                  March 31,
                                                             2000         2001
                                                             ----         ----

Cash flows from operating activities:
  Net loss .............................................   $ (1,932)   $ (3,706)
  Depreciation and amortization ........................      4,558       4,559
  Amortization of deferred financing costs .............        119         119
  Deferred income taxes ................................     (1,310)     (2,651)
  Other, net ...........................................       (302)        186
  Change in assets and liabilities:
    Notes and accounts receivable ......................    (17,478)    (18,476)
    Inventories ........................................      5,948       3,380
    Prepaid pension cost ...............................       (736)       (750)
    Accounts payable ...................................      6,615      14,371
    Other, net .........................................     (4,194)     (5,037)
                                                           --------    --------

      Net cash used by operating activities ............     (8,712)     (8,005)
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures .................................     (2,910)       (197)
  Proceeds from sale of business unit ..................       --           757
  Other, net ...........................................        (82)         36
                                                           --------    --------

      Net cash provided (used) by investing activities .     (2,992)        596
                                                           --------    --------

Cash flows from financing activities:
  Revolving credit facilities, net .....................     12,192       7,668
  Other notes payable and long-term debt:
    Additions ..........................................         17        --
    Principal payments .................................       (505)       (259)
                                                           --------    --------

      Net cash provided by financing activities ........     11,704       7,409
                                                           --------    --------

Net change in cash and cash equivalents ................       --          --

Cash and cash equivalents, beginning of period .........       --          --
                                                           --------    --------

Cash and cash equivalents, end of period ...............   $   --      $   --
                                                           ========    ========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized ................   $  6,039    $  6,030
    Income taxes (refund received) .....................         28        (184)

  Common stock contributed to employee benefit plan ....   $    794    $   --

  Note received in connection with sale
   of business unit ....................................   $   --      $    440

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2001
                                 (In thousands)


                                       Additional
                                Common   paid-in Accumulated Treasury
                                Stock    capital   deficit     stock     Total

Balance - December 31, 2000    $10,792   $53,071   $(37,793)   $(12)   $ 26,058

Net loss ...................      --        --       (3,706)    --       (3,706)
                               -------   -------   --------    ----    --------

Balance - March 31, 2001 ...   $10,792   $53,071   $(41,499)   $(12)   $ 22,352
                               =======   =======   ========    ====    ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     The consolidated balance sheet of Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") at December 31, 2000 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2001 and the consolidated statements of operations and cash flows for the interim periods ended March 31, 2000 and 2001, and the consolidated statement of stockholders' equity for the interim period ended March 31, 2001, have each been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Annual Report").

     At March 31, 2001, Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons, beneficially own approximately 50% of the Company. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee. Keystone may be deemed to be controlled by Contran and Mr. Simmons.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivates will depend upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. Keystone is not a party to any significant derivative or hedging instrument covered by SFAS No. 133 and therefore the Company's financial statements were not impacted by adopting SFAS No. 133.

     In January 2001, Keystone's wholly-owned subsidiary, Fox Valley Steel & Wire ("Fox Valley") sold its business which was located in Hortonville, Wisconsin. The Company did not record any significant gain or loss as a result of the sale. Fox Valley manufactured industrial wire and fabricated wire products (primarily ladder rods and nails). Fox Valley's revenues in the first three months of 2000 amounted to $2.5 million. During the first three months of 2000, Fox Valley recorded an operating loss of $124,000.

Note 2 - Inventories:

     Inventories are stated at the lower of cost or market. At December 31, 2000 and March 31, 2001, the last-in, first-out ("LIFO") method was used to determine the cost of approximately 76% and 74%, respectively, of total inventories and the first-in, first-out or average cost methods were used to determine the cost of other inventories.

                                                        December 31,     March 31,
                                                            2000           2001
                                                          --------       -------
                                                               (In thousands)

Steel and wire products:
  Raw materials ....................................       $11,101       $11,283
  Work in process ..................................         9,492         8,949
  Finished goods ...................................        23,954        20,833
  Supplies .........................................        15,520        15,088
                                                           -------       -------
                                                            60,067        56,153

  Less LIFO reserve ................................        11,083        11,104
                                                           -------       -------

                                                            48,984        45,049

Lawn and garden products - finished goods ..........         3,020         2,837
                                                           -------       -------

                                                           $52,004       $47,886
                                                           =======       =======

Note 3 - Notes payable and long-term debt:

                                                      December 31,      March 31,
                                                         2000              2001
                                                       --------          -------
                                                              (In thousands)

Senior Secured Notes .........................         $100,000         $100,000
Commercial credit agreements:
  Revolving credit facilities:
    Keystone .................................           37,772           43,678
    EWP ......................................            4,203            5,540
    Garden Zone ..............................            2,819            3,244
  Term loan - EWP ............................              164             --
Other ........................................            1,050              955
                                                       --------         --------
                                                        146,008          153,417
  Less current maturities ....................           45,728           53,173
                                                       --------         --------

                                                       $100,280         $100,244
                                                       ========         ========

Note 4 - Income taxes:

     Summarized below are (i) the differences between the income tax benefit and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, and (ii) the components of the income tax benefit.

                                                             Three months ended
                                                                  March 31,
                                                            2000           2001
                                                            ----           ----
                                                               (In thousands)

Expected tax benefit, at statutory rate ..............     $(1,135)     $(2,217)
U. S. state income taxes, net ........................         (73)        (138)
Amortization of goodwill and negative goodwill .......        (108)        (108)
Other, net ...........................................          (4)        (173)
                                                           -------      -------

Income tax benefit ...................................     $(1,320)     $(2,636)
                                                           =======      =======

Comprehensive income tax benefit:
  Currently refundable:
    U.S. federal .....................................     $   (10)     $    (9)
    U.S. state .......................................        --             24
                                                           -------      -------
      Net currently refundable .......................         (10)          15

  Deferred income taxes, net .........................      (1,310)      (2,651)
                                                           -------      -------

                                                           $(1,320)     $(2,636)
                                                           =======      =======


Note 5 - Other accrued liabilities:

                                                       December 31,     March 31,
                                                           2000            2001
                                                         --------        -------
                                                               (In thousands)

Current:
  Employee benefits ..............................        $12,137        $10,988
  Environmental ..................................          8,398          8,334
  Self insurance .................................          7,993          7,892
  Interest .......................................          4,160          1,756
  Accrued maintenance ............................           --            1,005
  Legal and professional .........................            836            920
  Disposition of former facilities ...............            384            400
  Unearned revenue ...............................          3,008            153
  Other ..........................................          4,649          5,598
                                                          -------        -------

                                                          $41,565        $37,046
                                                          =======        =======
Noncurrent:
  Environmental ..................................        $ 8,395        $ 7,916
  Other ..........................................            928            887
                                                          -------        -------

                                                          $ 9,323        $ 8,803
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

Note 6 - Operations:

     The Company's operations are comprised of two segments; the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets and the distribution of wire, plastic and wood lawn and garden products to retailers through its 51% owned subsidiary, Garden Zone LLC ("Garden Zone").

     Keystone is also engaged in a scrap recycling joint venture through its 50% interest in Alter Recycling Company, L.L.C. ("ARC"), an unconsolidated equity affiliate.

                                                            Three months ended
                                                                March 31,
                                                          2000             2001
                                                          ----             ----
                                                              (In thousands)

Revenues:
  Steel and wire products ......................       $ 94,193        $ 75,313
  Lawn and garden products .....................          2,261           2,798
                                                       --------        --------
                                                         96,454          78,111
  Elimination of intersegment revenues .........            (32)           (348)
                                                       --------        --------

                                                       $ 96,422        $ 77,763
                                                       ========        ========
Loss before income taxes:
  Operating profit (loss):
    Steel and wire products ....................       $    767        $ (3,407)
    Lawn and garden products ...................            113              78
                                                       --------        --------
                                                            880          (3,329)

  Equity in loss of ARC ........................            (31)           --

  General corporate items:
    Interest income ............................            126              71
    General income (expense), net ..............           (505)            669
  Interest expense .............................         (3,713)         (3,746)
                                                       --------        --------

                                                       $ (3,243)       $ (6,335)
                                                       ========        ========

Note 7 - Contingencies:

     At March 31, 2001, the Company's financial statements reflected accrued liabilities of $16.3 million for estimated remedial costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

     For additional information related to commitments and contingencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

     Keystone believes it is a leading manufacturer of steel fabricated wire products, industrial wire and carbon steel rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets. Historically, the Company has experienced greater sales and profits during the first half of the year due to the seasonality of sales in principal wire products markets, including the agricultural and construction markets. Keystone is also engaged in the distribution of wire, plastic and wood lawn and garden products to retailers through Garden Zone and in scrap recycling through ARC.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts including, but not limited to, statements found in this "Management's Discussion And Analysis Of Financial Condition And Results Of Operations", are forward-looking statements that represent management's belief and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes", "intends", "may", "should", "could", "anticipates", "expected", or comparable terminology, or by discussions of strategies or trends. Although Keystone believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, including, but not limited to, future supply and demand for the Company's products (including cyclicality thereof), customer inventory levels, changes in raw material and other operating costs (such as scrap and energy) general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, the possibility of labor disruptions, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, any significant increases in the cost of providing medical coverage to employees and retirees, the ultimate resolution of pending litigation, successful implementation of the Company's capital improvements plan, international trade policies of the United States and certain foreign countries, and any possible future litigation and other risks and uncertainties as discussed in this Quarterly Report and the Annual Report, including, without limitation, the section referenced above. Should one or more of these risks materialize, (or the consequences of such a development worsen) or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. Keystone disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

     The following table sets forth Keystone's steel and wire production, sales volume and pricing data for the periods indicated:

                                                             Three months ended
                                                                  March 31,
                                                             2000           2001
                                                             ----           ----

Production volume (000 tons):
  Billets ........................................            196            163
  Carbon steel rod ...............................            197            150

Sales volume (000 tons):
  Fabricated wire products .......................             82             71
  Industrial wire ................................             36             27
  Carbon steel rod ...............................             81             64
                                                             ----           ----

                                                              199            162
                                                             ====           ====

Per ton selling prices:
  Fabricated wire products .......................           $681           $671
  Industrial wire ................................            447            430
  Carbon steel rod ...............................            267            250
  All steel and wire products ....................            471            464

     The following table sets forth the components of the Company's net sales for the periods indicated.

                                                             Three months ended
                                                                 March 31,
                                                               (In millions)
                                                           2000             2001
                                                           ----             ----

Steel and wire products:
  Fabricated wire products .....................           $56.2           $47.5
  Industrial wire ..............................            16.1            11.4
  Carbon steel rod .............................            21.6            16.2
  Other ........................................              .3              .2
                                                           -----           -----
                                                            94.2            75.3

Lawn and garden products .......................             2.2             2.5
                                                           -----           -----
                                                           $96.4           $77.8
                                                           =====           =====

     The following table sets forth selected operating data of Keystone as a percentage of net sales for the periods indicated.

                                                            Three months ended
                                                                March 31,
                                                           2000          2001
                                                           ----          ----

Net sales ..........................................       100.0%        100.0%
Cost of goods sold .................................        93.3          98.2
                                                           -----         -----
Gross profit .......................................         6.7%          1.8%
                                                           =====         =====

Selling expense ....................................         1.9%          2.1%
General and administrative expense .................         5.2%          4.2%
Overfunded defined benefit pension credit ..........         (.8)%        (1.0)%

Loss before income taxes ...........................        (3.4)%        (8.1)%
Income tax benefit .................................        (1.4)         (3.4)
                                                           -----         -----

Net loss ...........................................        (2.0)%        (4.7)%
                                                           =====         =====

     Billet production of 163,000 tons during the first quarter of 2001 declined 17% from 2000's first quarter record production level of 196,000 tons. The production decline was due primarily to a breakout that occurred at Keystone's electric arc furnace during March. This breakout resulted in lost billet production of approximately 17,000 tons. Keystone did not purchase any billets during the first quarter of either year. Rod production declined 24% to 150,000 tons from 197,000 tons in the 2000 first quarter. The 2000 quarter's rod production was a record for Keystone in a first quarter and the second highest produced in a single quarter. The decline in rod production was due primarily to the lower billet production and intentional production curtailments designed to avoid using high cost natural gas and to allow billet inventories to build in anticipation of planned outages for repair and maintenance projects in the steel mill during the first quarter.

     Net sales of $77.8 million in the 2001 first quarter were down 19% from $96.4 million during the same period in 2000. The decline in sales was due to a 19% decline in shipments of the Company's steel and wire products combined with a 1% overall decrease in steel and wire product per-ton selling prices. Shipments of carbon steel rod declined 20% while per-ton selling prices of rod declined 6%. Industrial wire shipments during 2001 declined 26% from the 2000 quarter while per-ton selling prices declined 4%. Fabricated wire product shipments declined 14% during the 2001 first quarter as compared to the 2000 first quarter while per-ton selling prices declined 1%.

     Gross profit during the 2001 first quarter declined to $1.4 million from $6.4 million in the 2000 first quarter as the Company's gross margin declined from 6.7% in the 2000 period to 1.8% in the 2001 first quarter. This decrease in gross margin was due primarily to lower sales volume, the lower overall per-ton selling price of the Company's steel and wire products, higher natural gas costs and the adverse effect of the furnace breakout, all partially offset by lower costs for scrap steel, Keystone's primary raw material and $1.6 million of insurance proceeds received in 2001 from business interruption policies related to incidents in prior years. The lower per-ton selling price of the Company's steel and wire products during the 2001 first quarter adversely impacted gross profit by $1.1 million while the negative variance in natural gas costs between the 2000 and 2001 first quarters adversely impacted gross profit by $2.9 million. The adverse effect of the furnace breakout amounted to $800,000.

     Selling expenses in the 2001 first quarter of $1.6 million were, as a percentage of sales, comparable with selling expenses in the first quarter of 2000.

     General and administrative expenses during the 2001 first quarter decreased $1.7 million to $3.3 million from $5.0 million in the 2000 first quarter due primarily to lower insurance expense in 2001, a $650,000 reimbursement of legal fees received in 2001 and the impact of reductions in salaried headcount resulting from employees accepting Keystone's early retirement package during the fourth quarter of 2000.

     The overfunded defined benefit pension credit in the first quarter of 2001 was $750,000 as compared to $736,000 in the first quarter of 2000. Keystone currently anticipates the total 2001 overfunded defined benefit pension credit will approximate $3.0 million.

     Interest expense in the first quarter of 2001 was slightly higher than the first quarter of 2000 due principally to slightly higher interest rates. Average borrowings by the Company under its revolving credit facilities, term loans and Senior Secured Notes approximated $150.0 million in the first quarter of 2001 as compared to $150.7 million in the first quarter of 2000. During the first quarter of 2001, the average interest rate paid by the Company was 9.5% per annum as compared to 9.4% per annum in the first quarter of 2000.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 4 to the Consolidated Financial Statements.

     As a result of the items discussed above, Keystone incurred a net loss during the first quarter of 2001 of $3.7 million as compared to a net loss of $1.9 million in the first quarter of 2000.

     Keystone has announced a $15 per-ton increase in carbon steel rod selling prices for all shipments after April 1, 2001 and a $15 per-ton increase in industrial wire selling prices for all shipments after May 14, 2001. In addition, the Company has announced increases of from 3% to 6% in fabricated wire products selling prices effective with shipments after September 1, 2001. Several other domestic carbon steel rod producers have announced price increases ranging from $15 to $25 per ton effective with shipments April 1, 2001. However, Keystone management currently believes it is too early to determine the extent to which the announced price increases will be realized. Carbon steel rod imports continue to cause disruption in the marketplace as evidenced by a $7 per ton decline in carbon steel rod selling prices from the fourth quarter of 2000 and a $16 per ton decline from the average for all of 2000. Import levels in March 2001 exceeded 300,000 tons and represented the highest amount of imports in any single month during the last five years. As such, despite strong market demand and anticipated increased selling prices, management believes Keystone will record a loss during the second quarter of 2001 and for calendar 2001 due primarily to higher energy and interest costs, continued high levels of imported carbon steel rod and lower overall product selling prices.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's cash flows from operating activities are affected by the seasonality of its business as sales of certain products used in the agricultural and construction industries are typically highest during the second quarter and lowest during the fourth quarter of each year. These seasonal fluctuations impact the timing of production, sales and purchases and have typically resulted in a use of cash from operations and increases in the outstanding balance under Keystone's revolving credit facilities during the first quarter of each year.

     At March 31, 2001 Keystone had negative working capital of $43.1 million, including $711,000 of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facilities of $52.5 million. The amount of available borrowings under these revolving credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Under the terms of the indenture related to the Company's Senior Secured Notes, Keystone's ability to borrow under its revolving credit facilities may be limited. At March 31, 2001, unused credit available for borrowing under Keystone's $60 million revolving credit facility, which expires December 31, 2001, EWP's $7 million revolving credit facility, which expires June 30, 2002 and Garden Zone's $4 million revolving credit facility, which expires December 1, 2001, were $9.6 million, $600,000, and $700,000 respectively. The terms of the indenture will permit Keystone to borrow all of the $9.6 million unused credit available under Keystone's $60 million revolving credit facility during the second quarter of 2001. Keystone's $60 million revolving credit facility requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. Keystone's $60 million revolving credit facility expires December 31, 2001. The Company presently intends to renew or replace that facility upon its expiration.

     During the first quarter of 2001, Keystone's operating activities used approximately $8.0 million of cash compared to $8.7 million in the first quarter of 2000. Lower earnings, a higher increase in receivables and a lower decline in inventories in the 2001 period were more than offset by a higher increase in accounts payable.

     During the first quarter of 2001, the Company made capital expenditures of approximately $197,000 as compared to $2.9 million in the 2000 first quarter. Capital expenditures for calendar year 2001 are currently estimated to be approximately $10 million and are related primarily to upgrades of production equipment. Keystone currently anticipates these capital expenditures will be funded using cash flows from operations together with borrowing availability under the Company's revolving credit facilities.

     At March 31, 2001, the Company's financial statements reflected accrued liabilities of $16.3 million for estimated remediation costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

     In addition to the planned reductions in fixed costs discussed previously, the Company is taking additional action towards improving its liquidity. These actions include, but are not limited to, attempting to negotiate an
"over-advance" facility with its primary lender for a short period of time, reducing inventory levels through more efficient production schedules, offering enhanced cash discounts to significant customers for prepayment of their purchase orders and reducing capital expenditures. Keystone is also considering the sale of certain divisions or subsidiaries that are not necessary to achieve the Company's long-term business objectives. However, there can be no assurance the Company will be successful in any of these or other efforts, or that if successful, they will provide sufficient liquidity for the Company's operations during the next year.

     Keystone incurs significant ongoing costs for plant and equipment and substantial employee medical benefits for both current and retired employees. As such, the Company is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. As a result of this process, the Company has in the past, and may in the future, reduce controllable costs, modify product mix, acquire and dispose of businesses, restructure certain indebtedness, and raise additional equity capital. Keystone will continue to evaluate the need for similar actions or other measures in the future in order to meet its obligations. The Company also routinely evaluates acquisitions of interests in, or combinations with, companies related to Keystone's current businesses. Keystone intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities or increasing the indebtedness of the Company. However, Keystone's ability to incur new debt in the future may be limited by the terms of the indenture related to its Senior Secured Notes.

     Management currently believes cash flows from operations together with funds available under the Company's revolving credit facilities will be sufficient to fund the anticipated needs of the Company's operations and capital improvements for the year ending December 31, 2001. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, energy, labor, employee benefits and other fixed and variable costs, interest rates, repayments of long-term debt, capital expenditures, and available borrowings under the Company's revolving credit facilities. However, there are many factors that could cause actual future results to differ materially from management's current assessment. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, including, but not limited to, future supply and demand for the Company's products (including cyclicality thereof), customer inventory levels, changes in raw material and other operating costs (such as scrap and energy), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, the possibility of labor disruptions, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, any significant increases in the cost of providing medical coverage to active and retired employees, the ultimate resolution of pending litigation, successful implementation of the Company's capital improvements plan, international trade policies of the United States and certain foreign countries and any possible future litigation and other risks and uncertainties as discussed in this Quarterly Report. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected and as a result, could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end-user markets or market share, the inability to maintain satisfactory billet and rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing. See Notes 13 and 15 to the Consolidated Financial Statements in the Annual Report.

PART II.

ITEM 1. Legal Proceedings

     Reference is made to disclosure provided under the caption "Current litigation" in Note 15 to the Consolidated Financial Statements included in the Annual Report.

ITEM 6. Exhibits and Reports on Form 8-K.
        --------------------------------

(a)     The following exhibits are included herein:

        None

 (b)    Reports on Form 8-K filed during the quarter ended March 31, 2001:

        None

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Keystone Consolidated Industries, Inc.
                                 (Registrant)


Date:  May 14, 2001              By /s/Bert E. Downing, Jr.
                                     ----------------------------------
                                    Bert E. Downing, Jr.
                                    Vice President and Corporate Controller
                                    (Principal Financial and Accounting Officer)