Form 10-K/A
period 2000-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2001-06-26
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A-1

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
         ACT OF 1934 - For the fiscal year ended December 31, 2000

Commission file number      1-3919

                     Keystone Consolidated Industries, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                      37-0364250
---------------------------------                 ---------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         identification No.)

5430 LBJ Freeway, Suite 1740
Three Lincoln Centre, Dallas, TX                     75240-2697
----------------------------------------    -----------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:         (972) 458-0028
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

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2000 as set forth below and in the pages attached hereto:

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Exhibit No.

99.1 --        Annual  Report  of the  Keystone  Consolidated  Industries,  Inc.
               Deferred Incentive Plan (Form 11-K) for the year ended December 31, 2000 (filed as an amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                --------------------------------------
                                          (Registrant)


Date: June 26, 2001             By:  /s/ Bert E. Downing, Jr.
                                     ---------------------------
                                     Bert E. Downing, Jr.
                                     Vice President and Corporate
                                     Controller
                                     (Principal Financial and Accounting
                                     Officer)

                                                                   EXHIBIT 99.1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 11-K

ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         Keystone Consolidated Industries, Inc. Deferred Incentive Plan

B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

                     Keystone Consolidated Industries, Inc.
                          5430 LBJ Freeway, Suite 1740
                               Dallas, Texas 75240

         KEYSTONE CONSOLIDATED INDUSTRIES, INC. DEFERRED INCENTIVE PLAN

                                    FORM 11-K

                                      Index




                                                                         Page

Signature Page............................................................2
Financial Statements

  Report of Independent Accountants.......................................3

  Financial Statements
    Statements of Net Assets Available for Benefits -
      December 31, 1999 and 2000..........................................4

    Statement of Changes in Net Assets Available for Benefits -
      Year ended December 31, 2000........................................5

    Notes to Financial Statements........................................6-8

Supplemental Schedule

  Schedule H, Line 4i -  Schedule of Assets Held for Investment
    Purposes - December 31, 2000......................................... 9

  Exhibit I - Consent of Independent Accountants......................... 10

                                    SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the Administrator has duly caused this Annual Report to be signed by the undersigned thereunto duly authorized.

 .........                                KEYSTONE CONSOLIDATED INDUSTRIES, INC.
 .........                                DEFERRED INCENTIVE PLAN

 .........                         By:    ADMINISTRATIVE COMMITTEE OF THE
 .........                                KEYSTONE CONSOLIDATED INDUSTRIES, INC.
 .........                                DEFERRED INCENTIVE PLAN


 .........                         By:    /s/ Bert E. Downing, Jr.
                                         -----------------------------------
 .........                                Bert E. Downing, Jr.
 .........                                Committee Member


June 26, 2001

Report of Independent Accountants

To the Participants and Administrator of Keystone Consolidated Industries, Inc. Deferred Incentive Plan


In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of Keystone Consolidated Industries, Inc. Deferred Incentive Plan (the "Plan") at December 31, 1999 and 2000, and the changes in net assets available for benefits for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of Schedule of Assets Held For Investment Purposes is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





                                                    PricewaterhouseCoopers LLP




June 19, 2001

                 See accompanying notes to financial statements.

         KEYSTONE CONSOLIDATED INDUSTRIES, INC. DEFERRED INCENTIVE PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                           December 31, 1999 and 2000



                                                      1999                2000
                                                      ----                ----

Net assets available for benefits:

Investments ..................................      $48,484,370      $39,402,355
Employer contribution receivable .............          803,390          362,209
Participant contributions receivable .........           43,038           85,236
                                                    -----------      -----------

                                                    $49,330,798      $39,849,800
                                                    ===========      ===========

         KEYSTONE CONSOLIDATED INDUSTRIES, INC. DEFERRED INCENTIVE PLAN

            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                          Year ended December 31, 2000



Additions:
  Investment income - Interest and dividends ................      $  5,033,953
                                                                   ------------

  Contributions:
    Employer ................................................           374,896
    Participants ............................................         1,363,048
                                                                   ------------
                                                                      1,737,944

  Other income ..............................................                 2
                                                                   ------------

      Total additions .......................................         6,771,899
                                                                   ------------

Deductions:
  Investment loss - Net depreciation in fair
   value of investments .....................................        11,031,253
  Benefits to participants ..................................         5,220,499
  Administrative expenses ...................................             1,145
                                                                   ------------

      Total deductions ......................................        16,252,897
                                                                   ------------

Net decrease in net assets available for benefits ...........        (9,480,998)

Net assets available for benefits:
  December 31, 1999 .........................................        49,330,798
                                                                   ------------

  December 31, 2000 .........................................      $ 39,849,800
                                                                   ============

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

     Contributions. The Plan permits participants to defer 3% to 15% of their pre-tax annual compensation as contributions, not to exceed a deferral of $10,500, (subject to adjustment in future years), through payroll deductions. At its discretion, the Employer may contribute cash or shares of Keystone common stock to the Plan based on a matching or other formula. The Employer's cash contributions are allocated to participants' accounts on a percentage or matching basis relative to the participants' contributions for the year. The Employer's contributions of Keystone common stock are allocated to the respective participants' accounts in the Keystone Restricted Stock Fund. The
Employer's contribution is reduced, as provided by the Plan, by nonvested amounts forfeited by participants who withdraw from the Plan. At December 31, 1999 and 2000, unallocated forfeited nonvested accounts were $15,137 and $20,990 respectively. The Employer may use forfeited nonvested accounts to reduce Employer contributions in the fifth year following the plan year of forfeiture. There were $6,228 allocated to participant accounts during the year ended December 31, 2000.

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

     In addition to the Putnam Funds, a "Loan Fund" is maintained to account for loans to participants, as permitted by the Plan. These loans, with interest rates ranging from 7.5% to 10.50%, mature through 2021.

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

     Basis of accounting. The financial statements of the Plan are prepared in accordance with accounting principles generally accepted in the United States of America. Valuation of investments is more fully described in Note 2.

     Expenses of administering the Plan. To the extent not paid by the Employer, administrative expenses are paid by the Plan. The Employer paid a significant portion of 2000 administrative expenses.

     Management estimates. The preparation of the Plan's financial statements in conformity with accounting principles generally accepted in the United States of America requires the plan administrator to make significant estimates and assumptions that affect the reported amounts of net assets available for benefits at the date of the financial statements and the changes in net assets available for benefits during the reporting period and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

     Investments that individually represent 5% or more of the Plan's net assets at year end are as follows:

                                                           December 31,
                                                    1999               2000
                                                    ----               ----

Putnam Funds:
Voyager ................................         $19,036,924         $13,136,753
Vista ..................................         $11,979,588         $11,039,816
Stable Value ...........................         $ 6,347,986         $ 6,586,692
Diversified Income Trust ...............         $ 2,549,514         $ 2,394,523


Note 3 -  Nonparticipant-directed investments

     Information about the net assets, and the significant components of the changes in such net assets, relating to nonparticipant-directed investments is as follows:

                                                             December 31,
                                                         1999             2000
                                                         ----             ----

Net assets available for benefits
- Keystone Restricted Stock ....................       $2,573,222       $547,413
                                                       ==========       ========


                                                                    Year ended
                                                                December 31, 2000

Changes in net assets available for benefits
- Keystone Restricted Stock

Employer contributions .....................................        $    14,487
Net depreciation in fair value of investments ..............         (1,913,038)
Benefits to participants ...................................           (127,258)
                                                                    -----------

Net decrease in net assets available for
  Benefits .................................................        $(2,025,809)
                                                                    ===========

         KEYSTONE CONSOLIDATED INDUSTRIES, INC. DEFERRED INCENTIVE PLAN

      Schedule H, Line 4i - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                December 31, 2000



                                                                            Fair
                                                     Shares     Cost       value
                                                               ($000s)

*Putnam Funds:
  Voyager .....................................      549,425   $17,144   $13,137
  Vista .......................................      825,716    15,418    11,040
  Stable Value ................................    6,586,692     6,587     6,587
  Diversified Income Trust ....................      243,593     2,500     2,394
  George Putnam Fund of Boston ................       71,593     1,179     1,232
  OTC and Emerging Growth .....................       61,827     1,636       876
  Global Growth ...............................       66,187     1,037       740
  Asset Allocation - Conservative Portfolio ...       58,377       604       541
  Equity Income ...............................       34,184       497       526
  S&P 500 Index ...............................        9,770       320       309
  International Growth ........................       11,817       338       293
  Asset Allocation - Balanced Portfolio .......       15,425       195       167
  High Yield Advantage ........................       19,960       143       127
  Asset Allocation - Growth Portfolio .........        3,949        55        44
*Keystone Restricted Stock ....................      398,118     3,472       547
*Keystone Unrestricted Stock Fund .............        8,904        65        12
*Loans to participants (7.5% - 10.50%;
   mature through 2021) .......................                   --         830
                                                               -------   -------

                                                               $51,190   $39,402
                                                               =======   =======




*    Party in interest.

                                                                       Exhibit I


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-71441) of Keystone Consolidated Industries, Inc. of our report dated June 19, 2001, relating to the financial statements of the Keystone Consolidated Industries, Inc. Deferred Incentive Plan, which appears in this Form 11-K.


                                                      PricewaterhouseCoopers LLP




June 25, 2001