Form 10-Q
period 2001-06-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2001-08-20
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2001

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

                           Yes   X                            No _____
                               -----

Number of shares of common stock outstanding at August 14, 2001: 10,061,969

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                          Page
                                                                         number

PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Balance Sheets - December 31, 2000
                   and June 30, 2001                                      3-4

                  Consolidated Statements of Operations - Three months
                   and six months ended June 30, 2000 and 2001             5

                  Consolidated Statements of Cash Flows - Six months
                   ended June 30, 2000 and 2001                            6

                  Consolidated Statement of Stockholders' Equity - Six
                   months ended June 30, 2001                              7

                  Notes to Consolidated Financial Statements              8-13

  Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   14-22

PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings                                        23

  Item 4.         Submission of Matters to a Vote of Security Holders      23

  Item 6.         Exhibits and Reports on Form 8-K                         23

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                        December 31,    June 30,
                                   ASSETS                  2000           2001
                                                        -----------      -------

Current assets:
  Notes and accounts receivable ..................       $ 21,813       $ 41,916
  Inventories ....................................         52,004         43,145
  Deferred income taxes ..........................         16,828         15,920
  Prepaid expenses and other .....................            786            421
                                                         --------       --------

     Total current assets ........................         91,431        101,402
                                                         --------       --------

Property, plant and equipment ....................        367,695        366,071
Less accumulated depreciation ....................        222,999        229,618
                                                         --------       --------

     Net property, plant and equipment ...........        144,696        136,453
                                                         --------       --------

Other assets:
  Restricted investments .........................          5,969          5,720
  Prepaid pension cost ...........................        126,506        128,006
  Deferred income taxes ..........................         10,696         15,580
  Deferred financing costs .......................          2,685          2,461
  Goodwill .......................................            877            814
  Other ..........................................          2,843          2,473
                                                         --------       --------

     Total other assets ..........................        149,576        155,054
                                                         --------       --------

                                                         $385,703       $392,909
                                                         ========       ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)




       LIABILITIES AND STOCKHOLDERS' EQUITY          December 31,       June 30,
                                                        2000              2001
                                                     -----------         -------

Current liabilities:
  Notes payable and current maturities of
    long-term debt ...........................       $  45,728        $  53,121
  Accounts payable ...........................          34,614           41,954
  Accrued OPEB cost ..........................           8,767            8,767
  Other accrued liabilities ..................          41,565           40,997
                                                     ---------        ---------

      Total current liabilities ..............         130,674          144,839
                                                     ---------        ---------

Noncurrent liabilities:
  Long-term debt .............................         100,280          100,098
  Accrued OPEB cost ..........................          98,015           97,590
  Negative goodwill ..........................          21,353           20,675
  Other ......................................           9,323            8,818
                                                     ---------        ---------

      Total noncurrent liabilities ...........         228,971          227,181
                                                     ---------        ---------

Minority interest ............................            --                165
                                                     ---------        ---------

Stockholders' equity:
  Common stock ...............................          10,792           10,792
  Additional paid-in capital .................          53,071           53,071
  Accumulated deficit ........................         (37,793)         (43,127)
  Treasury stock, at cost ....................             (12)             (12)
                                                     ---------        ---------

      Total stockholders' equity .............          26,058           20,724
                                                     ---------        ---------

                                                     $ 385,703        $ 392,909
                                                     =========        =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                         Three months ended          Six months ended
                                               June 30,                  June 30,
                                         -------------------          --------------
                                          2000         2001         2000         2001
                                          ----         ----         ----         ----

Revenues and other income:
  Net sales ........................   $  95,382    $  86,294    $ 191,804    $ 164,057
  Interest .........................         139           53          265          124
  Other, net .......................         (61)         418          (39)         495
                                       ---------    ---------    ---------    ---------
                                          95,460       86,765      192,030      164,676
                                       ---------    ---------    ---------    ---------

Costs and expenses:
  Cost of goods sold ...............      91,515       80,461      181,496      156,818
  Selling ..........................       1,714        1,668        3,514        3,275
  General and administrative .......       4,244        4,531        9,268        7,817
  Overfunded defined benefit pension
   Credit ..........................        (736)        (750)      (1,472)      (1,500)
  Interest .........................       3,897        3,601        7,610        7,347
                                       ---------    ---------    ---------    ---------
                                         100,634       89,511      200,416      173,757
                                       ---------    ---------    ---------    ---------

                                          (5,174)      (2,746)      (8,386)      (9,081)

  Equity in losses of unconsolidated
   equity affiliate ................        (221)        --           (252)        --
                                       ---------    ---------    ---------    ---------

    Loss before income taxes .......      (5,395)      (2,746)      (8,638)      (9,081)

Income tax benefit .................      (2,049)      (1,276)      (3,369)      (3,912)

Minority interest in after-tax
  Earnings .........................          49          158           58          165
                                       ---------    ---------    ---------    ---------

   Net loss ........................   $  (3,395)   $  (1,628)   $  (5,327)   $  (5,334)
                                       =========    =========    =========    =========


Basic and diluted net loss per share   $    (.34)   $    (.16)   $    (.53)   $    (.53)
                                       =========    =========    =========    =========

Basic and diluted shares
 outstanding                              10,062       10,062       10,017       10,062
                                       =========    =========    =========    =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                              Six months ended
                                                                  June 30,
                                                             2000         2001
                                                             ----         ----

Cash flows from operating activities:
  Net loss .............................................   $ (5,327)   $ (5,334)
  Depreciation and amortization ........................      9,207       8,599
  Amortization of deferred financing costs .............        239         239
  Deferred income taxes ................................     (3,401)     (3,976)
  Other, net ...........................................       (141)       (146)
  Change in assets and liabilities:
    Accounts receivable ................................    (11,633)    (20,773)
    Inventories ........................................     10,813       8,121
    Prepaid pension cost ...............................     (1,472)     (1,500)
    Accounts payable ...................................      4,386       7,691
    Other, net .........................................     (3,697)       (230)
                                                           --------    --------

      Net cash used by operating activities ............     (1,026)     (7,309)
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures .................................     (7,449)     (1,535)
  Proceeds from sale of business unit ..................       --           757
  Other, net ...........................................        (13)        876
                                                           --------    --------

      Net cash provided (used) by investing activities .     (7,462)         98
                                                           --------    --------

Cash flows from financing activities:
  Revolving credit facilities, net .....................      9,161       7,636
  Other notes payable and long-term debt:
    Additions ..........................................         27        --
    Principal payments .................................       (700)       (425)
                                                           --------    --------

      Net cash provided by financing activities ........      8,488       7,211
                                                           --------    --------

Net change in cash and cash equivalents ................       --          --

Cash and cash equivalents, beginning of period .........       --          --
                                                           --------    --------

Cash and cash equivalents, end of period ...............   $   --      $   --
                                                           ========    ========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized ................   $  7,383    $  7,117
    Income tax refund received .........................       (636)       (158)

  Common stock contributed to employee benefit plan ....   $    809    $   --

  Note received in connection with sale of
   business unit .......................................   $   --      $    440

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2001
                                 (In thousands)


                                       Additional
                               Common    paid-in  Accumulated Treasury
                                Stock    capital    deficit     stock      Total

Balance - December 31, 2000    $10,792   $53,071   $(37,793)    $(12)   $ 26,058

Net loss ...................      --        --       (5,334)     --       (5,334)
                               -------   -------   --------     ----    --------

Balance - June 30, 2001 ....   $10,792   $53,071   $(43,127)    $(12)   $ 20,724
                               =======   =======   ========     ====    ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     The consolidated balance sheet of Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") at December 31, 2000 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2001 and the consolidated statements of operations and cash flows for the interim periods ended June 30, 2000 and 2001, and the consolidated statement of stockholders' equity for the interim period ended June 30, 2001, have each been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

     At June 30, 2001, Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons, beneficially owned approximately 50% of the Company. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee. Keystone may be deemed to be controlled by Contran and Mr. Simmons. On June 26, 2001, Contran disclosed in a filing with the Securities and Exchange Commission that Contran and one of Contran's majority-owned subsidiaries have offered to sell their aggregate 44% ownership interest in Keystone to Titanium Metals Corporation ("TIMET"), an indirect, less-than majority owned subsidiary of Contran.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, Keystone has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were acquired or issued prior to January 1, 1999. Keystone is not a party to any significant derivative or hedging instrument covered by SFAS No. 133 and therefore the Company's financial statements were not impacted by adopting SFAS No. 133.

     In January 2001, Keystone's wholly-owned subsidiary, Fox Valley Steel & Wire ("Fox Valley") sold its business which was located in Hortonville, Wisconsin. The Company did not record any significant gain or loss as a result of the sale. Fox Valley manufactured industrial wire and fabricated wire products (primarily ladder rods and nails). Fox Valley's revenues, in the three and six months ended June 30, 2000 amounted to $3.3 million and $5.8 million, respectively. During the three and six months ended June 30, 2000, Fox Valley recorded an operating loss of $151,000 and $377,000 respectively.

Note 2 - Inventories:

     Inventories are stated at the lower of cost or market. At December 31, 2000 and June 30, 2001, the last-in, first-out ("LIFO") method was used to determine the cost of approximately 76% and 71%, respectively, of total inventories and the first-in, first-out or average cost methods were used to determine the cost of other inventories.

                                                        December 31,     June 30,
                                                            2000           2001
                                                           ------         ------
                                                               (In thousands)

Steel and wire products:
  Raw materials ....................................       $11,101       $ 9,577
  Work in process ..................................         9,492         9,787
  Finished goods ...................................        23,954        16,729
  Supplies .........................................        15,520        15,588
                                                           -------       -------
                                                            60,067        51,681

  Less LIFO reserve ................................        11,083        11,104
                                                           -------       -------

                                                            48,984        40,577

Lawn and garden products - finished goods ..........         3,020         2,568
                                                           -------       -------

                                                           $52,004       $43,145
                                                           =======       =======

Note 3 - Notes payable and long-term debt:

                                                     December 31,      June 30,
                                                         2000            2001
                                                         ----            ----
                                                             (In thousands)

Senior Secured Notes .........................         $100,000         $100,000
Commercial credit agreements:
  Revolving credit facilities:
    Keystone .................................           37,772           44,468
    EWP ......................................            4,203            5,141
    Garden Zone ..............................            2,819            2,821
  Term loan - EWP ............................              164             --
Other ........................................            1,050              789
                                                       --------         --------
                                                        146,008          153,219
  Less current maturities ....................           45,728           53,121
                                                       --------         --------

                                                       $100,280         $100,098
                                                       ========         ========

See Note 9.

Note 4 - Income taxes:

     Summarized below are (i) the differences between the income tax expense (benefit) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, and (ii) the components of the income tax expense (benefit).


                                                              Six months ended
                                                                   June 30,
                                                             2000         2001
                                                             ----         ----
                                                               (In thousands)

Expected tax benefit, at statutory rate ..............     $(3,023)     $(3,178)
U. S. state income taxes, net ........................        (162)        (170)
Amortization of goodwill and negative goodwill .......        (217)        (215)
Other, net ...........................................          33         (349)
                                                           -------      -------

Income tax expense (benefit) .........................     $(3,369)     $(3,912)
                                                           =======      =======

Comprehensive income tax expense (benefit):
  Currently refundable:
    U.S. federal .....................................     $   (22)     $   (20)
    U.S. state .......................................          54           84
                                                           -------      -------
      Net currently refundable .......................          32           64

  Deferred income taxes, net .........................      (3,401)      (3,976)
                                                           -------      -------

                                                           $(3,369)     $(3,912)
                                                           =======      =======


     At June 30, 2001, the Company has recognized a net deferred tax asset of $31.5 million. The Company periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. At June 30, 2001, based on all available evidence, the Company concluded no deferred tax asset valuation allowance was needed. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could recognize a valuation allowance related to its deferred tax assets in the future.

Note 5 - Other accrued liabilities:

                                                       December 31,      June 30,
                                                           2000            2001
                                                          -------        -------
                                                              (In thousands)

Current:
  Employee benefits ..............................        $12,137        $12,134
  Environmental ..................................          8,398          8,339
  Self insurance .................................          7,993          7,847
  Interest .......................................          4,160          4,156
  Accrued maintenance ............................           --            1,506
  Legal and professional .........................            836            979
  Disposition of former facilities ...............            384            449
  Unearned revenue ...............................          3,008             73
  Other ..........................................          4,649          5,514
                                                          -------        -------

                                                          $41,565        $40,997
                                                          =======        =======

Noncurrent:
  Environmental ..................................        $ 8,395        $ 7,855
  Other ..........................................            928            963
                                                          -------        -------

                                                          $ 9,323        $ 8,818
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

                                 Three months ended         Six months ended
                                       June 30,                 June 30,
                                    -------------             -------------
                                  2000         2001         2000         2001
                                  ----         ----         ----         ----
                                                 (In thousands)

Revenues:
  Steel and wire products ...   $ 92,807    $  82,401    $ 187,000    $ 157,714
  Lawn and garden products ..      2,671        3,893        4,932        6,691
                                --------    ---------    ---------    ---------
                                  95,478       86,294      191,932      164,405

  Elimination of intersegment
    revenues ................        (96)        --           (128)        (348)
                                --------    ---------    ---------    ---------

                                $ 95,382    $  86,294    $ 191,804    $ 164,057
                                ========    =========    =========    =========

Loss before income taxes:
  Operating profit (loss):
    Steel and wire products .   $ (1,486)   $     712    $    (342)   $  (2,695)
    Lawn and garden products         199          386          312          464
                                --------    ---------    ---------    ---------
                                  (1,287)       1,098          (30)      (2,231)

  Equity in loss of ARC .....       (221)        --           (252)        --

    General corporate items:
      Interest income .......        139           53          265          124
      General income
       (expense), net .......       (129)        (296)      (1,011)         373
    Interest expense ........     (3,897)      (3,601)      (7,610)      (7,347)
                                --------    ---------    ---------    ---------

                                $ (5,395)   $  (2,746)   $  (8,638)   $  (9,081)
                                ========    =========    =========    =========


Note 7 - Contingencies:

     At June 30, 2001,  the Company's  financial  statements  reflected  accrued liabilities of $16.2 million for estimated remedial costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

     For additional information related to commitments and contingencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Annual Report.

Note 8 - Accounting principles not yet adopted:

     The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, for all business combinations initiated on or after July 1, 2001, and all purchase business combinations completed on or after July 1, 2001. Under SFAS No. 141, all business combinations initiated on or after July 1, 2001 will be accounted for by the purchase method, and the pooling-of-interests method will be prohibited.

     The Company will adopt SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill will not be amortized on a periodic basis, but instead will be subject to an impairment test to be performed at least annually. Under the transition provisions of SFAS No. 142, goodwill existing as of June 30, 2001 will cease to be periodically amortized as of January 1, 2002, but any goodwill arising in a purchase business combination completed on or after July 1, 2001 would not be periodically amortized from the date of such combination. In addition, any negative goodwill recorded at January 1, 2002 will be eliminated as a cumulative effect of change in accounting principle at that date. Keystone anticipates the recorded negative goodwill at January 1, 2002 will approximate $20.0 million. The Company would have reported a net loss of $6.3 million, or $.63 per share, in the first six months of 2001 if the goodwill and negative goodwill amortization included in the Company's net loss, as reported, had not been recognized.

     The Company will adopt SFAS No. 143, Accounting for Asset Retirement Obligations, no later than January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is still studying this newly-issued standard to determine, among other things, whether it has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, to the Company of adopting SFAS No. 143 has not yet been determined.

Note 9 - Subsequent event:

     On August 1, 2001, Keystone did not make a $4.8 million interest payment due on its Senior Secured Notes (the "Notes"). Under the governing indenture, a failure to make a scheduled interest payment for thirty days will give the holders of the Notes the right to accelerate the unpaid portion of the Notes. Such a failure also gives the trustee for the Notes the ability to take certain actions and to exercise certain remedies on behalf of holders of the Notes. The Company has requested a consent from holders of the Notes, asking them to defer exercising their right to accelerate the payment of the Notes pursuant to the acceleration provisions of the governing indenture until November 1, 2001, and to direct the trustee of the Notes to not take any action or exercise any remedy available to the trustee as a result of the Company's failure to make the interest payment. Keystone plans to evaluate possible restructuring alternatives to improve its overall financial condition, including the potential conversion of the Notes into equity securities of the Company. Keystone has received an agreement from its primary revolving credit lender to forbear remedies available to it solely as a result of the Company's failure to make the August 1, 2001 interest payment on the Notes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

     Keystone believes it is a leading manufacturer of fabricated wire products, industrial wire and carbon steel rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets. Historically, the Company has experienced greater sales and profits during the first half of the year due to the seasonality of sales in principal wire products markets, including the agricultural and construction markets. Keystone is also engaged in the distribution of wire, plastic and wood lawn and garden products to retailers through its 51% ownership interest in Garden Zone and in scrap recycling through ARC.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts including, but not limited to, statements found in this "Management's Discussion And Analysis Of Financial Condition And Results Of Operations," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could", "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although Keystone believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission including, but not limited to, future supply and demand for the Company's products (including cyclicality thereof), customer inventory levels, changes in raw material and other operating costs (such as scrap and energy) general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, the possibility of labor disruptions, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, any significant increases in the cost of providing medical coverage to employees and retirees, the ultimate resolution of pending litigation, successful implementation of the Company's capital improvements plan, international trade policies of the United States and certain foreign countries, and any possible future litigation and other risks and uncertainties as discussed in this Quarterly Report and the Annual Report, including, without limitation, the section referenced above. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. Keystone disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

     The  following  table  sets  forth   Keystone's  steel  and  wire  products
production, sales volume and pricing data for the periods indicated.

                                            Three months ended   Six months ended
                                                 June 30,            June 30,
                                              --------------      --------------
                                              2000      2001      2000      2001
                                              ----      ----      ----      ----

Production volume (000 tons):
 Billets:
  Produced .............................       137       189       332       352
  Purchased ............................         8       --          8       --
 Carbon steel rod ......................       150       186       348       336

Sales volume(000 tons):
 Fabricated wire products ..............        94        82       177       153
 Industrial wire .......................        35        27        71        54
 Carbon steel rod ......................        53        68       133       132
                                              ----      ----      ----      ----

                                               182       177       381       339
                                              ====      ====      ====      ====

Per-ton selling prices:
  Fabricated wire products .............      $662      $646      $671      $657
  Industrial wire ......................      $450      $421      $449      $426
  Carbon steel rod .....................      $268      $257      $267      $254
  All steel and wire products ..........      $507      $463      $488      $463


     The following table sets forth the components of the Company's net sales for the periods indicated.

                                         Three months ended    Six months ended
                                               June 30,             June 30,
                                           ---------------      ---------------
                                            2000     2001       2000       2001
                                            ----     ----       ----       ----
                                                       (In millions)

Steel and wire products:
  Fabricated wire products ..........     $ 62.3    $ 53.3     $118.5     $100.8
  Industrial wire ...................       15.9      11.2       32.0       22.6
  Carbon steel rod ..................       14.1      17.5       35.7       33.7
  Other .............................         .5        .5         .8         .7
                                          ------    ------     ------     ------
                                            92.8      82.5      187.0      157.8

Lawn and garden products ............        2.6       3.8        4.8        6.3
                                          ------    ------     ------     ------

                                          $ 95.4    $ 86.3     $191.8     $164.1
                                          ======    ======     ======     ======

     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                           Three months ended   Six months ended
                                               -----------        ----------
                                                June  30,          June 30,
                                             2000     2001     2000        2001
                                             ----     ----     ----        ----

Net sales ..............................     100.0%  100.0 %  100.0 %     100.0 %
Cost of goods sold .....................      95.9    93.2     94.6        95.6
                                           -------   -------  -------     -------
Gross profit ...........................       4.1%    6.8 %    5.4 %       4.4 %
                                           =======   =======  =======     =======

Selling expense ........................       1.8%    1.9 %    1.8 %       2.0 %
General and administrative expense .....       4.4%    5.2 %    4.8 %       4.8 %
Overfunded defined benefit pension
 Credit ................................       (.8)%   (.9)%    (.8)%       (.9)%

Loss before income taxes ...............      (5.7)%  (3.2)%   (4.5)%      (5.5)%
Income tax benefit .....................      (2.1)   (1.5)    (1.8)       (2.3)
Minority interest in after-tax
  earnings .............................      --        .2     --            .1
                                           -------   -------  -------     -------

Net loss ...............................      (3.6)%  (1.9)%   (2.7)%      (3.3)%
                                           =======   ======   ======      ======


     Net sales of $86.3 million in the 2001 second quarter were down 10% from $95.4 million during the same period in 2000. This decline in sales was due primarily to a 3% decline in shipments of the Company's steel and wire products combined with a 9% decline in overall per-ton product selling prices partially offset by an increase in Garden Zone's sales. Garden Zone's sales during the 2001 second quarter increased $1.2 million from the 2000 second quarter to $3.8 million. Shipments of carbon steel rod increased 28% during the 2001 second quarter as compared to the 2000 second quarter while per-ton selling prices declined 4%. Industrial wire shipments declined 23% while per-ton selling prices declined 6%. Fabricated wire products shipments during the 2001 second quarter declined 13% as compared to the 2000 second quarter while per-ton selling prices declined 2%.

     Net sales of $164.1 million in the first six months of 2001 were down 14% from $191.8 million in the first six months of 2000. This decline in sales was primarily due to an 11% decline in shipments and a 5% decline in per-ton selling prices of the Company's steel and wire products partially offset by a $1.5 million increase in Garden Zone's sales during the first six months of 2001. Garden Zone's sales during the first six months of 2001 amounted to $6.3 million as compared to $4.8 million during the same period in 2000. Carbon steel rod shipments during the first six months of 2001 approximated shipments during the first six months of 2000 while per-ton selling prices declined 5%. Industrial wire shipments declined 24% while per-ton selling prices declined 5%. Fabricated wire products shipments during the first six months of 2001 declined 14% as compared to the first six months of 2000 while per-ton selling prices declined 2%.

     Billet production during the second quarter of 2001 increased 52,000 tons or 38% to 189,000 tons from 137,000 tons during the second quarter of 2000. The primary reason for the higher production levels during the 2001 second quarter was the abnormally low production levels during the 2000 second quarter due to extended outages incurred in connection with the correction of the infrastructure problems related to Keystone's capital improvements that were completed during 1998 and a "break-out" that occurred at the Company's electric arc furnace during June 2000. Keystone did not purchase any billets during the 2001 second quarter as compared to purchases of 8,000 tons during the 2000 second quarter. Rod production during the second quarter of 2001 increased to 186,000 tons as compared to production of 150,000 tons in the 2000 second quarter, primarily as a result of the higher billet production during the 2001 second quarter.

     The increased billet production during the second quarter of 2001 as compared to the 2000 second quarter more than offset the lower production levels during the 2001 first quarter that were due primarily to a "break-out" that occurred during March of 2001. As a result, billet production during the first six months of 2001 increased 20,000 tons to 352,000 tons from 332,000 tons during the first six months of 2000. Keystone did not purchase any billets during the first six months of 2001 as compared to 8,000 tons purchased during the first six months of 2000. Despite increased rod production during the second quarter of 2001 as compared to the 2000 second quarter, low rod production during the first quarter of 2001 resulted in a decline of 12,000 tons of rod produced during the first six months of 2001 to 336,000 tons from 348,000 tons during the first six months of 2000. The decline was due primarily to intentional production curtailments during the first quarter of 2001 designed to avoid using high cost natural gas and to allow billet inventories to build in anticipation of planned outages for repair and maintenance projects in the steel mill during that quarter.

     Gross profit during the 2001 second quarter increased to $5.8 million from $3.9 million in the 2000 second quarter as the Company's gross margin increased from 4.1% in the 2000 period to 6.8% in the 2001 second quarter. This increase in gross margin was due primarily to lower purchased billets, lower costs for scrap steel, Keystone's primary raw material, and improved production efficiencies due to extended production outages caused by planned repairs and the furnace "break-out" during the 2000 second quarter, all partially offset by the lower overall per-ton selling price of the Company's products and higher costs for natural gas. During the 2001 second quarter, the Company purchased 172,000 tons of scrap at an average price of $85 per ton as compared to 2000 second quarter purchases of 197,000 tons at an average price of $104 per ton. During the 2000 second quarter, Keystone purchased 8,000 tons of billets at an average price of $215 per ton, as compared to none purchased during the 2001 second quarter. Relative improvement in production efficiencies during the 2001 second quarter resulted primarily from 2000 second quarter production outages and the furnace "break-out" that adversely impacted gross profit by approximately $3.6 million, including lost billet production of 39,000 tons. The lower per-ton selling price of the Company's steel and wire products during the second quarter of 2001 and higher natural gas costs adversely impacted gross profit by $7.8 million and $700,000, respectively.

     Gross profit during the first six months of 2001 declined to $7.2 million from $10.3 million in the first six months of 2000 as the Company's gross margin declined from 5.4% in the 2000 period to 4.4% in the first six months of 2001. This decrease in gross margin was due primarily to the lower overall per-ton selling price of the Company's steel and wire products and higher natural gas costs, partially offset by lower costs for scrap steel and purchased billets and $1.6 million of business interruption insurance proceeds received in the 2001 first quarter related to incidents in prior years. In addition, the adverse impact on gross profit from production outages amounted to approximately $800,000 during the first six months of 2001 and $5.3 million in the first six months of 2000. The lower per-ton selling price of the Company's steel and wire products during the first six months of 2001 adversely impacted gross profit by $8.4 million while the effect of higher natural gas costs adversely impacted gross profit by $3.7 million. During the first six months of 2001, the Company purchased 418,000 tons of scrap at an average price of $87 per ton as compared to 2000 purchases of 390,000 tons at an average price of $108 per ton. During the first six months of 2000, Keystone purchased 8,000 tons of billets at an average price of $215 per ton, as compared to none purchased in the first six months of 2000.

     Selling expense was $1.7 million during the second quarter of both 2001 and 2000. Selling expense of $3.3 million during the first six months of 2001 was approximately $200,000 lower than the same period in 2000, but was relatively constant as a percentage of sales.

     General and administrative expense increased to $4.5 million during the second quarter of 2001 as compared to $4.2 million during the second quarter of 2000 primarily due to an unfavorable legal settlement in 2001 of $500,000 partially offset by the impact of reductions in salaried headcount resulting from employees accepting Keystone's early retirement package during the fourth quarter of 2000. General and administrative expense declined from $9.3 million during the first half of 2000 to $7.8 million during the first half of 2001, primarily due to the reduction in salaried headcount and a $650,000 reimbursement of legal fees received in 2001, partially offset by the unfavorable legal settlement.

     Keystone currently anticipates the total 2001 overfunded defined benefit pension credit will approximate $3.0 million as compared to a total credit in 2000 of $380,000.

     Interest expense in the second quarter of 2001 was lower than the second quarter of 2000 due principally to lower interest rates. Average borrowings by the Company under its revolving credit facilities, EWP term loan and Senior Secured Notes (the "Notes") approximated $152.2 million in both the second quarter of 2001 and the second quarter of 2000. During the second quarter of 2001, the average interest rate paid by Keystone was 8.9% per annum as compared to 9.6% per annum in the second quarter of 2000.

     Interest expense in the first half of 2001 was also lower than the first half of 2000 due principally to lower interest rates. Average borrowings by the Company under its revolving credit facilities, EWP term loan and the Notes approximated $151.1 million in the first half of 2001 as compared to $151.4 million in the first half of 2000. During the first half of 2001, the average interest rate paid by Keystone was 9.2% per annum as compared to 9.5% per annum in the first half of 2000.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 4 to the Consolidated Financial Statements.

     As a result of the items discussed above, Keystone incurred a net loss during the second quarter of 2001 of $1.6 million as compared to a net loss of $3.4 million in the second quarter of 2000, and a net loss during the first half of both 2001 and 2000 of $5.3 million.

     Keystone has announced a $15 per-ton increase in carbon steel rod selling prices for all shipments after July 1, 2001. The Company has also announced increases of from 3% to 6% in fabricated wire products selling prices effective with shipments after September 1, 2001. Several other domestic producers have announced similar fabricated wire products price increases. Carbon steel rod imports continue to cause disruption in the marketplace as evidenced by a $9 per-ton decline in carbon steel rod selling prices during the 2001 second quarter from the average for all of the year 2000. As a result, Keystone management believes it is too early to determine the extent to which the announced July carbon steel rod selling price increase will be realized. Despite strong market demand and anticipated increased selling prices, management believes Keystone will record a net loss during the third quarter of 2001 and will record a net loss for calendar 2001 due primarily to higher energy and interest costs, continued high levels of imported rod and relative lower overall product selling prices.

     At June 30, 2001, the Company has recognized a net deferred tax asset of $31.5 million. The Company periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. At June 30, 2001, based on all available evidence, the Company concluded no deferred tax asset valuation allowance was needed. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could recognize a valuation allowance related to its deferred tax assets in the future.

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

     At June 30, 2001 Keystone had negative working capital of $43.4 million (compared to negative working capital of $39.2 million at December 31, 2000), including $691,000 of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facilities of $52.4 million. The amount of available borrowings under these revolving credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Under the terms of the indenture related to the Company's Senior Secured Notes, Keystone's ability to borrow under its revolving credit facilities may be limited. At June 30, 2001, unused credit available for borrowing under Keystone's $60 million revolving credit facility (the "Primary Revolver"), which expires December 31, 2001, EWP's $7 million revolving credit facility, which expires June 30, 2002, and Garden Zone's $4 million revolving credit facility, which expires December 1, 2001 were $8.2 million, $1.9 million and $.8 million, respectively. The terms of the indenture will permit Keystone to borrow all of the unused credit available under the Primary Revolver during the third quarter of 2001. However, Keystone currently believes, as a result of an expected decline in borrowing base, the available borrowings under the Primary Revolver will be limited to approximately $50 million during the 2001 third quarter. As of August 15, 2001, unused credit availability under the Primary Revolver had declined to $5 million ($1 million after consideration of outstanding payments to vendors and other creditors of the Company). The Primary Revolver requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. Keystone presently intends to renew or replace the Primary Revolver upon its maturity on December 31, 2001.

     During the first half of 2001, the Company's operating activities used approximately $7.3 million of cash compared to $1.0 million used in operations in the first half of 2000 principally due to changes in relative balances of accounts receivable and accounts payable.

     During the first half of 2001, Keystone made capital expenditures of $1.5 million as compared to $7.4 million in the 2000 first half. During 2001, Keystone has deferred capital expenditures, including maintenance items, due to liquidity constraints. As many of these items cannot be deferred indefinitely, capital expenditures for 2001 are currently estimated to be approximately $8.0 million and are related primarily to upgrades of production equipment. Keystone currently anticipates these capital expenditures will be funded using cash flows from operations together with borrowing availability under Keystone's revolving credit facilities.

     At June 30, 2001, the Company's financial statements reflected accrued liabilities of $16.2 million for estimated remediation costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

     In addition to the planned reductions in fixed costs discussed previously and announced increases in product selling prices, Keystone is taking additional action towards improving its liquidity. These actions include, but are not limited to, reducing inventory levels through more efficient production schedules, offering enhanced cash discounts to significant customers for prepayment of their purchase orders, modifying coverages and participant contribution levels of medical plans for both employees and retirees, attempting to restructure certain indebtedness, restructuring the bargaining agreement with the labor union at its Peoria facility and reducing capital expenditures. Keystone is also considering the sale of certain divisions or subsidiaries that are not necessary to achieve the Company's long-term business objectives. However, there can be no assurance Keystone will be successful in any of these or other efforts, or that if successful, they will provide sufficient liquidity for the Company's operations during the next year.

     Keystone incurs significant ongoing costs for plant and equipment and substantial employee medical benefits for both employees and retirees. As such, the Company is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. As a result of this process, Keystone has in the past, and may in the future, reduce controllable costs, modify product mix, acquire and dispose of businesses, restructure certain indebtedness, and raise additional equity capital. Keystone will continue to evaluate the need for similar actions or other measures in the future in order to meet its obligations. The Company also routinely evaluates acquisitions of interests in, or combinations with, companies related to the Company's current businesses. Keystone intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities or increasing the indebtedness of the Company. However, Keystone's ability to incur new debt in the future will be limited by the terms of the indenture related to the Senior Secured Notes.

     Although operating results improved due to improved operating efficiencies, medical cost sharing arrangements and other initiatives, the prolonged downturn in the steel industry continues to adversely effect Keystone's liquidity and capital resources. In response, the Company has been required to defer capital expenditures, defer maintenance expenditures and delay payments to vendors and other creditors to the extent possible. Despite these measures, the Company's availability under the Primary Revolver is limited ($1 million at August 15, 2001 after consideration of outstanding payments to creditors) and a significant portion of the Company's accounts payable are past due compared to stated terms. As a result of the above factors, on August 1, 2001, Keystone did not make a $4.8 million interest payment due on the Notes.

     Under the governing indenture, a failure to make a scheduled interest payment for thirty days will give the holders of the Notes the right to accelerate the unpaid portion of the Notes. Such a failure also gives the trustee for the Notes the ability to take certain actions and to exercise certain remedies on behalf of holders of the Notes. The Company has requested a consent from holders of the Notes, asking them to defer exercising their right to accelerate the payment of the Notes pursuant to the acceleration provisions of the governing indenture until November 1, 2001, and to direct the trustee of the Notes to not take any action or exercise any remedy available to the trustee as a result of the Company's failure to make the interest payment. Keystone plans to evaluate possible restructuring alternatives to improve its overall financial condition, including the potential conversion of the Notes into equity securities of the Company. Keystone has received an agreement from its primary working capital lender to forbear remedies available to it solely as a result of the Company's failure to make the August 1, 2001 interest payment on the Notes. There can be no assurance the Company will receive a consent from the holders of the Notes to defer their acceleration rights, or that if such a consent is received the Company will be able to restructure the Notes in a satisfactory manner within the time period permitted in the consent. If a consent is not received from the holders of the Notes, there can be no assurance the Company would have the available liquidity or other financial resources to enable it to make the $4.8 million interest payment, and the Company does not currently have the liquidity of other financial resources to retire the Notes in the event the holders elect to accelerate payment of the Notes. In addition, an acceleration of the Notes will also permit the Company's Primary Revolver lender to exercise certain rights available to it under the terms of its loan agreement with Keystone, including acceleration.

     At June 30, 2001, Keystone cannot give any assurance that cash flows from operations together with the funds available under the Company's revolving credit facilities will be sufficient to fund the anticipated cash needs of its operations, capital improvements and debt service requirements for the year ending December 31, 2001. Keystone's anticipated cash needs are based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity and natural gas, labor, employee benefits and other fixed and variable costs, interest rates, repayments of principal and interest on long-term debt, capital expenditures and available borrowings under the Company's revolving credit facilities. However, there are many factors that could cause actual future results to differ materially from management's current assessment. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, including, but not limited to, future supply and demand for the Company's products (including cyclicality thereof), customer inventory levels, changes in raw material and other operating costs (such as scrap and energy), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, the possibility of labor disruptions, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, any significant increases in the cost of providing medical coverage to active and retired employees, the ultimate resolution of pending litigation, international trade policies of the United States and certain foreign countries and any possible future litigation and other risks and uncertainties as discussed in this Quarterly Report. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected and as a result, could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end-user markets or market share, the inability to maintain satisfactory billet and rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

     Reference is made to disclosure provided under the caption "Current litigation" in Note 15 to the Consolidated Financial Statements included in the Annual Report.


ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     On May 15, 2001, the annual meeting of the stockholders of Keystone was held for the purpose of voting to elect one director for a term of three years.

     Results of voting at the annual meeting are detailed below (10,061,969 common shares were entitled to vote at the meeting).

                            For               Withheld              Total

Director -

  Three-year term
  Paul M. Bass, Jr.       8,990,224             99,664            9,089,888


ITEM 6. Exhibits and Reports on Form 8-K

(a)     The following exhibit is included herein:

        None

(b)     Reports on Form 8-K filed during the quarter ended June 30, 2001:

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


                                  Keystone Consolidated Industries, Inc.
                                  --------------------------------------
                                                (Registrant)



Date:  August 20, 2001            By /s/Bert E. Downing, Jr.
                                     -------------------------------------
                                     Bert E. Downing, Jr.
                                     Vice President and Corporate Controller
                                     (Principal Financial and Accounting
                                      Officer)