Form 10-Q
period 2001-09-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2001-11-19
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2001

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

                           Yes   X                            No _____
                               -----

Number of shares of common stock outstanding at November 15, 2001: 10,061,969

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                        Page
                                                                       number

PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Balance Sheets - December 31, 2000
                   and September 30, 2001                                3-4

                  Consolidated Statements of Operations - Three months
                   and nine months ended September 30, 2000 and 2001      5

                  Consolidated Statements of Cash Flows - Nine months
                   ended September 30, 2000 and 2001                      6

                  Consolidated Statement of Stockholders' Equity - Nine
                   months ended September 30, 2001                        7

                  Notes to Consolidated Financial Statements            8-14

  Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                 15-24

PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings                                      25

  Item 6.         Exhibits and Reports on Form 8-K                       25

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                       December 31,   September 30,
                     ASSETS                                2000           2001
                                                       -----------      --------

Current assets:
  Notes and accounts receivable ..................       $ 21,813       $ 36,105
  Inventories ....................................         52,004         40,393
  Deferred income taxes ..........................         16,828         16,297
  Prepaid expenses and other .....................            786          1,511
                                                         --------       --------

     Total current assets ........................         91,431         94,306
                                                         --------       --------

Property, plant and equipment ....................        367,695        366,881
Less accumulated depreciation ....................        222,999        233,943
                                                         --------       --------

     Net property, plant and equipment ...........        144,696        132,938
                                                         --------       --------

Other assets:
  Restricted investments .........................          5,969          5,777
  Prepaid pension cost ...........................        126,506        128,756
  Deferred income taxes ..........................         10,696         16,204
  Deferred financing costs .......................          2,685          2,348
  Goodwill .......................................            877            783
  Other ..........................................          2,843          2,443
                                                         --------       --------

     Total other assets ..........................        149,576        156,311
                                                         --------       --------

                                                         $385,703       $383,555
                                                         ========       ========

          See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)




       LIABILITIES AND STOCKHOLDERS' EQUITY         December 31,      September 30,
                                                       2000               2001
                                                    -----------         --------

Current liabilities:
  Notes payable and current maturities of
    long-term debt ...........................       $  45,728        $ 148,732
  Accounts payable ...........................          34,614           37,379
  Accrued OPEB cost ..........................           8,767            8,767
  Other accrued liabilities ..................          41,565           42,676
                                                     ---------        ---------

      Total current liabilities ..............         130,674          237,554
                                                     ---------        ---------

Noncurrent liabilities:
  Long-term debt .............................         100,280              122
  Accrued OPEB cost ..........................          98,015           97,517
  Negative goodwill ..........................          21,353           20,337
  Other ......................................           9,323            8,490
                                                     ---------        ---------

      Total noncurrent liabilities ...........         228,971          126,466
                                                     ---------        ---------

Minority interest ............................            --                 61
                                                     ---------        ---------

Stockholders' equity:
  Common stock ...............................          10,792           10,792
  Additional paid-in capital .................          53,071           53,071
  Accumulated deficit ........................         (37,793)         (44,377)
  Treasury stock, at cost ....................             (12)             (12)
                                                     ---------        ---------

      Total stockholders' equity .............          26,058           19,474
                                                     ---------        ---------

                                                     $ 385,703        $ 383,555
                                                     =========        =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                        Three months ended          Nine months ended
                                           September 30,              September 30,
                                        -------------------         ----------------
                                         2000         2001         2000         2001
                                         ----         ----         ----         ----

Revenues and other income:
  Net sales ........................   $ 82,787    $  82,329    $ 274,591    $ 246,386
  Interest .........................        134           42          399          166
  Other, net .......................        137           58           98          553
                                       --------    ---------    ---------    ---------
                                         83,058       82,429      275,088      247,105
                                       --------    ---------    ---------    ---------

Costs and expenses:
  Cost of goods sold ...............     78,844       75,693      260,340      232,511
  Selling ..........................      1,453        1,513        4,967        4,788
  General and administrative .......      4,395        4,674       13,663       12,491
  Overfunded defined benefit pension
   credit ..........................     (1,260)        (750)      (2,732)      (2,250)
  Interest .........................      3,894        3,605       11,504       10,952
                                       --------    ---------    ---------    ---------
                                         87,326       84,735      287,742      258,492
                                       --------    ---------    ---------    ---------

                                         (4,268)      (2,306)     (12,654)     (11,387)

  Equity in losses of unconsolidated
   equity affiliate ................        (29)        --           (281)        --
                                       --------    ---------    ---------    ---------

    Loss before income taxes .......     (4,297)      (2,306)     (12,935)     (11,387)

Income tax benefit .................     (1,146)        (952)      (4,515)      (4,864)

Minority interest in after-tax
  earnings .........................        (58)        (104)        --             61
                                       --------    ---------    ---------    ---------

   Net loss ........................   $ (3,093)   $  (1,250)   $  (8,420)   $  (6,584)
                                       ========    =========    =========    =========


Basic and diluted net loss per share   $   (.31)   $    (.12)   $    (.84)   $    (.65)
                                       ========    =========    =========    =========

Basic and diluted shares
 outstanding .......................     10,062       10,062       10,032       10,062
                                       ========    =========    =========    =========

          See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Nine months ended
                                                                 September 30,
                                                              2000         2001
                                                              ----         ----

Cash flows from operating activities:
  Net loss .............................................   $ (8,420)   $ (6,584)
  Depreciation and amortization ........................     13,664      12,771
  Amortization of deferred financing costs .............        359         359
  Deferred income taxes ................................     (4,287)     (4,977)
  Other, net ...........................................     (1,221)       (209)
  Change in assets and liabilities:
    Accounts receivable ................................     (2,392)    (14,934)
    Inventories ........................................     10,579      10,873
    Prepaid pension cost ...............................     (2,732)     (2,250)
    Accounts payable ...................................      4,893       3,116
    Other, net .........................................     (8,120)         (5)
                                                           --------    --------

      Net cash provided (used) by
       operating activities ............................      2,323      (1,840)
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures .................................     (9,692)     (2,532)
  Proceeds from sale of business unit ..................       --           757
  Other, net ...........................................        (47)        769
                                                           --------    --------

      Net cash used by investing activities ............     (9,739)     (1,006)
                                                           --------    --------

Cash flows from financing activities:
  Revolving credit facilities, net .....................      8,702       3,256
  Other notes payable and long-term debt:
    Additions ..........................................        201          15
    Principal payments .................................     (1,487)       (425)
                                                           --------    --------

      Net cash provided by financing activities ........      7,416       2,846
                                                           --------    --------

Net change in cash and cash equivalents ................       --          --

Cash and cash equivalents, beginning of period .........       --          --
                                                           --------    --------

Cash and cash equivalents, end of period ...............   $   --      $   --
                                                           ========    ========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized ................   $ 13,595    $  8,133
    Income tax refund received .........................       (766)       (158)

  Common stock contributed to employee benefit plan ....   $    809    $   --

  Note received in connection with sale of
   business unit .......................................   $   --      $    440

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2001
                                 (In thousands)


                                        Additional
                                Common   Paid-in  Accumulated Treasury
                                Stock    capital    deficit    stock     Total

Balance - December 31, 2000    $10,792   $53,071   $(37,793)   $(12)   $ 26,058

Net loss ...................      --        --       (6,584)    --       (6,584)
                               -------   -------   --------    ----    --------

Balance - September 30, 2001   $10,792   $53,071   $(44,377)   $(12)   $ 19,474
                               =======   =======   ========    ====    ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     The consolidated balance sheet of Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") at December 31, 2000 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2001 and the consolidated statements of operations and cash flows for the interim periods ended September 30, 2000 and 2001, and the consolidated statement of stockholders' equity for the interim period ended September 30, 2001, have each been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

     At September 30, 2001, Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons, beneficially owned approximately 50% of the Company. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee. Keystone may be deemed to be controlled by Contran and Mr. Simmons.

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

     Effective July 1, 2001 the Company adopted SFAS No. 141, Business Combinations, for all business combinations initiated on or after July 1, 2001, and all purchase business combinations completed on or after July 1, 2001. Under SFAS No. 141, all business combinations initiated on or after July 1, 2001 will be accounted for by the purchase method, and the pooling-of-interests method will be prohibited.

     In January 2001, Keystone's wholly-owned subsidiary, Fox Valley Steel & Wire ("Fox Valley") sold its business which was located in Hortonville, Wisconsin. The Company did not record any significant gain or loss as a result of the sale. Fox Valley manufactured industrial wire and fabricated wire products (primarily ladder rods and nails). Fox Valley's revenues, in the three and nine months ended September 30, 2000 amounted to $3.0 million and $8.8 million, respectively. During the three and nine months ended September 30, 2000, Fox Valley recorded an operating loss of $49,000 and $426,000 respectively.

Note 2 - Inventories:

     Inventories are stated at the lower of cost or market. At December 31, 2000 and September 30, 2001, the last-in, first-out ("LIFO") method was used to determine the cost of approximately 76% and 71%, respectively, of total inventories and the first-in, first-out or average cost methods were used to determine the cost of other inventories.

                                                          December 31, September 30,
                                                             2000          2001
                                                           --------      --------
                                                               (In thousands)

Steel and wire products:
  Raw materials ....................................       $11,101       $ 9,673
  Work in process ..................................         9,492         9,370
  Finished goods ...................................        23,954        14,688
  Supplies .........................................        15,520        15,007
                                                           -------       -------
                                                            60,067        48,738

  Less LIFO reserve ................................        11,083        11,104
                                                           -------       -------

                                                            48,984        37,634

Lawn and garden products - finished goods ..........         3,020         2,759
                                                           -------       -------

                                                           $52,004       $40,393
                                                           =======       =======

Note 3 - Notes payable and long-term debt:

                                                    December 31,      September 30,
                                                        2000              2001
                                                      --------          --------
                                                              (In thousands)

Senior Secured Notes                                  $100,000          $100,000
Commercial credit agreements:
  Revolving credit facilities:
    Keystone ...............................            37,772            41,318
    EWP ....................................             4,203             4,542
    Garden Zone ............................             2,819             2,190
  Term loan - EWP ..........................               164              --
Other ......................................             1,050               804
                                                      --------          --------
                                                       146,008           148,854
  Less current maturities ..................            45,728           148,732
                                                      --------          --------

                                                      $100,280          $    122
                                                      ========          ========

     On August 1, 2001, Keystone did not make a $4.8 million interest payment due on its Senior Secured Notes (the "Notes"). As such, the Notes were classified as current at September 30, 2001. Under the governing indenture, a failure to make a scheduled interest payment for thirty days gives the holders of the Notes the right to accelerate the unpaid portion of the Notes. Such a failure also gives the trustee for the Notes the ability to take certain actions and to exercise certain remedies on behalf of holders of the Notes. The Company has received consents from holders representing more than 75% of the principal amount of the Notes in which the noteholders agreed to defer exercising their right to accelerate the payment of the Notes pursuant to the acceleration provisions of the governing indenture until December 7, 2001, and agreed to not direct the trustee of the Notes through such date to take any action or exercise any remedy available to the trustee as a result of the Company's failure to make the interest payment. Keystone continues to evaluate possible restructuring alternatives to improve its overall financial condition, including the potential conversion of the Notes into equity securities of the Company. In this regard, Keystone has entered into discussions with financial advisors to assist the Company in the process of evaluating possible restructuring alternatives. Keystone has received an agreement from its primary revolving credit lender to forbear remedies available to it solely as a result of the Company's failure to make the August 1, 2001 interest payment on the Notes.

Note 4 - Income taxes:

     Summarized below are (i) the differences between the income tax expense (benefit) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, and (ii) the components of the income tax expense (benefit).


                                                            Nine months ended
                                                               September 30,
                                                           2000           2001
                                                           ----           ----
                                                              (In thousands)

Expected tax benefit, at statutory rate ..............     $(4,527)     $(3,985)
U. S. state income taxes, net ........................          96         (126)
Amortization of goodwill and negative goodwill .......        (323)        (323)
Other, net ...........................................         239         (430)
                                                           -------      -------

Income tax expense (benefit) .........................     $(4,515)     $(4,864)
                                                           =======      =======

Comprehensive income tax expense (benefit):
  Currently payable (refundable):
    U.S. federal .....................................     $  (271)     $   (30)
    U.S. state .......................................          43          143
                                                           -------      -------
      Net currently payable (refundable) .............        (228)         113

  Deferred income taxes, net .........................      (4,287)      (4,977)
                                                           -------      -------

                                                           $(4,515)     $(4,864)
                                                           =======      =======



     At September 30, 2001, the Company has recognized a net deferred tax asset of $32.5 million. The Company periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. At September 30, 2001, based on all available evidence, the Company concluded no deferred tax asset valuation allowance was needed. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could recognize a valuation allowance related to its deferred tax assets in the future.

Note 5 - Other accrued liabilities:

                                                        December 31,  September 30,
                                                           2000            2001
                                                          -------         ------
                                                              (In thousands)

Current:
  Employee benefits ..............................        $12,137        $12,791
  Environmental ..................................          8,398          8,189
  Self insurance .................................          7,993          7,681
  Interest .......................................          4,160          6,626
  Accrued maintenance ............................           --            1,083
  Legal and professional .........................            836            864
  Disposition of former facilities ...............            384            494
  Unearned revenue ...............................          3,008             28
  Other ..........................................          4,649          4,920
                                                          -------        -------

                                                          $41,565        $42,676
                                                          =======        =======

Noncurrent:
  Environmental ..................................        $ 8,395        $ 7,222
  Other ..........................................            928          1,268
                                                          -------        -------

                                                          $ 9,323        $ 8,490
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

                                 Three months ended         Nine months ended
                                    September 30,              September 30,
                                  ----------------            ----------------
                                  2000          2001        2000         2001
                                  ----          ----        ----         ----
                                                 (In thousands)

Revenues:
  Steel and wire products ...   $ 81,795    $  81,427    $ 268,795    $ 239,141
  Lawn and garden products ..      1,051        1,007        5,983        7,698
                                --------    ---------    ---------    ---------
                                  82,846       82,434      274,778      246,839

  Elimination of intersegment
    revenues ................        (59)        (105)        (187)        (453)
                                --------    ---------    ---------    ---------

                                $ 82,787    $  82,329    $ 274,591    $ 246,386
                                ========    =========    =========    =========

Loss before income taxes:
  Operating profit (loss):
    Steel and wire products .   $    181    $   2,054    $    (161)   $    (641)
    Lawn and garden products         (85)        (163)         227          301
                                --------    ---------    ---------    ---------
                                      96        1,891           66         (340)

  Equity in loss of ARC .....        (29)        --           (281)        --

    General corporate items:
      Interest income .......        134           42          399          166
      General income
       (expense), net .......       (604)        (634)      (1,615)        (261)
    Interest expense ........     (3,894)      (3,605)     (11,504)     (10,952)
                                --------    ---------    ---------    ---------

                                $ (4,297)   $  (2,306)   $ (12,935)   $ (11,387)
                                ========    =========    =========    =========


Note 7 - Contingencies:

     At September 30, 2001, the Company's financial statements reflected accrued liabilities of $15.4 million for estimated remedial costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

     For additional information related to commitments and contingencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Annual Report.

Note 8 - Accounting principles not yet adopted:

     The Company will adopt SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill will not be amortized on a periodic basis, but instead will be subject to an impairment test to be performed at least annually. Under the transition provisions of SFAS No. 142, goodwill existing as of June 30, 2001 will cease to be periodically amortized as of January 1, 2002, but any goodwill arising in a purchase business combination (including step acquisitions) completed on or after July 1, 2001 would not be periodically amortized from the date of such combination. The Company will complete its initial goodwill impairment analysis under the new standard during 2002. If any goodwill impairment under the new standard is determined to exist, such impairment would be recognized as a cumulative effect of a change in accounting principle no later than December 31, 2002, as provided by the transition requirement of SFAS No. 142. In addition, any negative goodwill recorded at January 1, 2002 will be eliminated as a cumulative effect of change in accounting principle at that date. Keystone anticipates the recorded negative goodwill at January 1, 2002 will approximate $20.0 million. The Company would have reported a net loss of $7.5 million, or $.75 per share, in the first nine months of 2001 if the goodwill and negative goodwill amortization included in the Company's net loss, as reported, had not been recognized.

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

     The Company will adopt SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, no later than January 1, 2002. SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Lived-Lived Assets to be Disposed Of. However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The Company is still studying this newly-issued standard, and the effect, if any, to the Company of adopting SFAS No. 144 has not yet been determined.

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

                                            Three months ended  Nine months ended
                                              September 30,        September 30,
                                           -------------------   ----------------
                                              2000      2001      2000      2001
                                              ----      ----      ----      ----

Production volume (000 tons):
 Billets:
  Produced .............................       196       190       529       542
  Purchased ............................       --        --          8       --
 Carbon steel rod ......................       185       174       533       509

Sales volume(000 tons):
 Fabricated wire products ..............        76        72       253       225
 Industrial wire .......................        30        22       101        75
 Carbon steel rod ......................        68        97       201       230
                                              ----      ----      ----      ----

                                               174       191       555       530
                                              ====      ====      ====      ====

Per-ton selling prices:
  Fabricated wire products .............      $648      $636      $664      $651
  Industrial wire ......................      $451      $422      $449      $425
  Carbon steel rod .....................      $272      $270      $269      $261
  All steel and wire products ..........      $468      $425      $482      $449


     The following table sets forth the components of the Company's net sales for the periods indicated.

                                        Three months ended      Nine months ended
                                           September 30,          September 30,
                                        -------------------    ------------------
                                           2000      2001       2000       2001
                                           ----      ----       ----       ----
                                                       (In millions)

Steel and wire products:
  Fabricated wire products ..........     $ 49.5    $ 45.5     $168.0     $146.3
  Industrial wire ...................       13.5       9.3       45.5       31.9
  Carbon steel rod ..................       18.4      26.3       54.1       60.0
  Other .............................         .4        .3        1.2        1.0
                                          ------    ------     ------     ------
                                            81.8      81.4      268.8      239.2

Lawn and garden products ............        1.0        .9        5.8        7.2
                                          ------    ------     ------     ------

                                          $ 82.8    $ 82.3     $274.6     $246.4
                                          ======    ======     ======     ======

     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                           Three months ended  Nine months ended
                                              September 30,      September 30,
                                           ------------------  ----------------
                                             2000     2001     2000        2001
                                             ----     ----     ----        ----

Net sales ..............................     100.0%  100.0 %  100.0 %     100.0 %
Cost of goods sold .....................      95.2      91.9     94.8        94.4
                                           -------   -------  -------     -------
Gross profit ...........................       4.8%    8.1 %    5.2 %       5.6 %
                                           =======   =======  =======     =======

Selling expense ........................       1.8%    1.8 %    1.8 %       1.9 %
General and administrative expense .....       5.3%    5.7 %    5.0 %       5.1 %
Overfunded defined benefit pension
 Credit ................................      (1.5)%   (.9)%   (1.0)%       (.9)%

Loss before income taxes ...............      (5.2)%  (2.8)%   (4.7)%      (4.6)%
Income tax benefit .....................      (1.4)   (1.2)    (1.6)       (1.9)
Minority interest in after-tax
  earnings .............................       (.1)    (.1)    --          --
                                           -------   -------  ------      -----

Net loss ...............................      (3.7)%  (1.5)%   (3.1)%      (2.7)%
                                           =======  ======   ======       =====


     Net sales of $82.3 million in the 2001 third quarter were down .6% from $82.8 million during the same period in 2000. This $500,000 decline in sales was due primarily to a 9% decline in per-ton selling prices of the Company's steel and wire products partially offset by a 10% increase in shipments. Shipments of carbon steel rod increased 44% during the 2001 third quarter as compared to the 2000 third quarter while per-ton selling prices declined .5%. Industrial wire shipments declined 26% while per-ton selling prices declined 6%. Fabricated wire products shipments during the 2001 third quarter declined 7% as compared to the 2000 third quarter while per-ton selling prices declined 2%.

     Net sales of $246.4 million in the first nine months of 2001 were down 10% from $274.6 million in the first nine months of 2000. This $28.2 million decline in sales was primarily due to a 5% decline in shipments and a 7% decline in per-ton selling prices of the Company's steel and wire products partially offset by a $1.4 million increase in Garden Zone's sales during the first nine months of 2001. Garden Zone's sales during the first nine months of 2001 amounted to $7.2 million as compared to $5.8 million during the same period in 2000. Carbon steel rod shipments during the first nine months of 2001 increased 14% as compared to the first nine months of 2000 while per-ton selling prices declined 3%. Industrial wire shipments declined 26% while per-ton selling prices declined 5%. Fabricated wire products shipments during the first nine months of 2001 declined 11% as compared to the first nine months of 2000 while per-ton selling prices declined 2%.

     Billet production during the third quarter of 2001 decreased 6,000 tons or 3% to 190,000 tons from 196,000 tons during the third quarter of 2000. Keystone did not purchase any billets during the third quarters of either 2000 or 2001. Rod production during the third quarter of 2001 declined to 174,000 tons as compared to production of 185,000 tons in the 2000 third quarter.

     Billet production during the first nine months of 2001 increased 13,000 tons to 542,000 tons from 529,000 tons during the first nine months of 2000. The primary reason for the higher production levels during the first nine months of 2001 was the abnormally low production levels during the 2000 second quarter due to extended outages incurred in connection with the correction of the infrastructure problems related to Keystone's capital improvements that were completed during 1998 and a "break-out" that occurred at the Company's electric arc furnace during June 2000. Keystone did not purchase any billets during the first nine months of 2001 as compared to 8,000 tons purchased during the first nine months of 2000. Despite increased rod production during the second quarter of 2001 as compared to the 2000 second quarter, lower rod production during the first and third quarters of 2001 resulted in a decline of 24,000 tons of rod produced during the first nine months of 2001 to 509,000 tons from 533,000 tons during the first nine months of 2000. The decline was due primarily to intentional production curtailments during the first quarter of 2001 designed to avoid using high cost natural gas and to allow billet inventories to build in anticipation of planned outages for repair and maintenance projects in the steel mill during that quarter.

     Gross profit during the 2001 third quarter increased to $6.6 million from $3.9 million in the 2000 third quarter as the Company's gross margin increased from 4.8% in the 2000 period to 8.1% in the 2001 third quarter. This increase in gross margin was due primarily to lower costs for utilities and scrap steel, Keystone's primary raw material, lower rod conversion costs due to improved production efficiencies and a favorable $1.7 million settlement with a utility provider in connection with litigation over a 1999 fuel-adjustment surcharge billed to the Company by the utility, all partially offset by the lower overall per-ton selling price of the Company's steel and wire products. During the 2001 third quarter, the Company purchased 211,000 tons of scrap at an average price of $83 per ton as compared to 2000 third quarter purchases of 141,000 tons at an average price of $94 per ton. The lower per-ton selling price of the Company's steel and wire products during the third quarter of 2001 adversely impacted gross profit by $7.5 million.

     Gross profit during the first nine months of 2001 declined to $13.9 million from $14.3 million in the first nine months of 2000 although the Company's gross margin increased from 5.2% in the 2000 period to 5.6% in the first nine months of 2001. This decrease in gross profit was due primarily to the lower overall per-ton selling price of the Company's steel and wire products and higher natural gas costs, partially offset by lower costs for scrap steel and purchased billets, $1.6 million of business interruption insurance proceeds received in the 2001 first quarter related to incidents in prior years and the $1.7 million utility settlement received in the 2001 third quarter. In addition, the adverse impact on gross profit from production outages amounted to approximately $800,000 during the first nine months of 2001 and $5.3 million in the first nine months of 2000. The lower per-ton selling price of the Company's steel and wire products during the first nine months of 2001 adversely impacted gross profit by $17.5 million while the effect of higher natural gas costs adversely impacted gross profit by $3.0 million. During the first nine months of 2001, the Company purchased 629,000 tons of scrap at an average price of $85 per ton as compared to 2000 purchases of 531,000 tons at an average price of $104 per ton. During the first nine months of 2000, Keystone purchased 8,000 tons of billets at an average price of $215 per ton, as compared to none purchased in the first nine months of 2001.

     Selling expense was approximately $1.5 million during the third quarter of both 2001 and 2000. Selling expense of $4.8 million during the first nine months of 2001 was approximately $200,000 lower than the same period in 2000, but was relatively constant as a percentage of sales.

     General and administrative expense increased to $4.7 million during the third quarter of 2001 as compared to $4.4 million during the third quarter of 2000 primarily due to higher legal and professional costs partially offset by the impact of reductions in salaried headcount resulting from employees accepting Keystone's early retirement package during the fourth quarter of 2000. General and administrative expense declined from $13.7 million during the first nine months of 2000 to $12.5 million during the first nine months of 2001, primarily due to the reduction in salaried headcount and a $650,000 reimbursement of legal fees received in 2001, partially offset by the unfavorable legal settlement and the higher legal and professional costs.

     Keystone currently anticipates the total 2001 overfunded defined benefit pension credit will approximate $3.0 million as compared to a total credit in 2000 of $380,000.

     Interest expense in the third quarter of 2001 was lower than the third quarter of 2000 due principally to lower interest rates and lower borrowing levels. Average borrowings by the Company under its revolving credit facilities, EWP term loan and Senior Secured Notes (the "Notes") approximated $149.5 million in the third quarter of 2001 as compared to $153.9 million in the third quarter of 2000. During the third quarter of 2001, the average interest rate paid by Keystone was 8.5% per annum as compared to 9.7% per annum in the third quarter of 2000.

     Interest expense in the first nine months of 2001 was also lower than the first nine months of 2000 due principally to lower interest rates and lower borrowing levels. Average borrowings by the Company under its revolving credit facilities, EWP term loan and the Notes approximated $150.6 million in the first nine months of 2001 as compared to $152.2 million in the first nine months of 2000. During the first nine months of 2001, the average interest rate paid by Keystone was 9.0% per annum as compared to 9.6% per annum in the first nine months of 2000.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 4 to the Consolidated Financial Statements.

     As a result of the items discussed above, Keystone incurred a net loss during the third quarter of 2001 of $1.3 million as compared to a net loss of $3.1 million in the third quarter of 2000, and a net loss during the first nine months of 2001 of $6.6 million as compared to a net loss of $8.4 million in the first nine months of 2000.

     Carbon steel rod imports continue to cause disruption in the marketplace and market demand has weakened. As a result, management believes Keystone will record a net loss during the fourth quarter of 2001 and will record a net loss for calendar 2001 due primarily to higher energy and interest costs, continued high levels of imported rod and relative lower overall product selling prices.

     At September 30, 2001, the Company has recognized a net deferred tax asset of $32.5 million. The Company periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. At September 30, 2001, based on all available evidence, the Company concluded no deferred tax asset valuation allowance was needed. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could recognize a valuation allowance related to its deferred tax assets in the future.

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

     Primarily as a result of the classification of the $100 million Senior Secured Notes as current liabilities at September 30, 2001, Keystone had negative working capital of $143.2 million (compared to negative working capital of $39.2 million at December 31, 2000), including $100.7 million of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facilities of $48.1 million. The amount of available borrowings under these revolving credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. Under the terms of the indenture related to the Company's Senior Secured Notes, Keystone's ability to borrow under its revolving credit facilities may be limited. At September 30, 2001, unused credit available for borrowing under Keystone's $60 million revolving credit facility (the "Primary Revolver"), which expires December 31, 2001, EWP's $7 million revolving credit facility, which expires June 30, 2002, and Garden Zone's $4 million revolving credit facility (the "Garden Zone Revolver"), which expires December 1, 2001 were $6.1 million, $2.5 million and $64,000, respectively. The terms of the indenture will permit Keystone to borrow all of the unused credit available under the Primary Revolver during the fourth quarter of 2001. However, Keystone currently believes, as a result of an expected decline in borrowing base, the available borrowings under the Primary Revolver will be limited to approximately $45 million during the 2001 fourth quarter. As of November 15, 2001, unused credit availability under the Primary Revolver had increased to $6 million ($4 million after consideration of outstanding payments to vendors and other creditors of the Company). The Primary Revolver requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. Keystone presently intends to renew or replace the Primary Revolver and the Garden Zone Revolver upon their maturity in December 2001.

     During the first nine months of 2001, the Company's operating activities used approximately $1.8 million of cash compared to $2.3 million provided by operations in the first nine months of 2000 principally due to changes in relative balances of accounts receivable and other liabilities.

     During the first nine months of 2001, Keystone made capital expenditures of $2.5 million as compared to $9.7 million in the first nine months of 2000. During 2001, Keystone has deferred capital expenditures, including maintenance items, due to liquidity constraints, although many of these items cannot be deferred indefinitely. Capital expenditures for 2001 are currently estimated to be approximately $3.0 million and are related primarily to upgrades of production equipment. Keystone currently anticipates these capital expenditures will be funded using cash flows from operations together with borrowing availability under Keystone's revolving credit facilities.

     At September 30, 2001, the Company's financial statements reflected accrued liabilities of $15.4 million for estimated remediation costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued.

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

     Although operating results in the 2001 third quarter improved over that of the 2000 third quarter, due to improved operating efficiencies, medical cost sharing arrangements and other initiatives, the prolonged downturn in the steel industry continues to adversely effect Keystone's liquidity and capital resources. In response, the Company has been required to defer capital expenditures, defer maintenance expenditures and delay payments to vendors and other creditors to the extent possible. Despite these measures, the Company's availability under the Primary Revolver is limited ($4 million at November 15, 2001 after consideration of outstanding payments to creditors) and a significant portion of the Company's accounts payable are past due compared to stated terms. As a result of the above factors, on August 1, 2001, Keystone did not make a $4.8 million interest payment due on the Notes.

     Under the governing indenture, a failure to make a scheduled interest payment for thirty days gives the holders of the Notes the right to accelerate the unpaid portion of the Notes. Such a failure also gives the trustee for the Notes the ability to take certain actions and to exercise certain remedies on behalf of holders of the Notes. The Company has received consents from holders representing more than 75% of the principal amount of the Notes in which the noteholders agreed to defer exercising their right to accelerate the payment of the Notes pursuant to the acceleration provisions of the governing indenture until December 7, 2001, and agreed to not direct the trustee of the Notes through such date to take any action or exercise any remedy available to the trustee as a result of the Company's failure to make the interest payment. Keystone continues to evaluate possible restructuring alternatives to improve its overall financial condition, including the potential conversion of the Notes into equity securities of the Company. In this regard, Keystone has entered into discussions with financial advisors to assist the Company in the process of evaluating possible restructuring alternatives. Keystone has received an agreement from its primary working capital lender to forbear remedies available to it solely as a result of the Company's failure to make the August 1, 2001 interest payment on the Notes. There can be no assurance the Company will be able to restructure the Notes in a satisfactory manner within the time period permitted in the consents. If the Notes are not restructured, there can be no assurance the Company would have the available liquidity or other financial resources to enable it to make the $4.8 million interest payment, and the Company does not currently have the liquidity or other financial resources to retire the Notes in the event the holders elect to accelerate payment of the Notes. In addition, an acceleration of the Notes will also permit the Company's Primary Revolver lender to exercise certain rights available to it under the terms of its loan agreement with Keystone, including acceleration.

     At September 30, 2001, Keystone cannot give any assurance that cash flows from operations together with the funds available under the Company's revolving credit facilities will be sufficient to fund the anticipated cash needs of its operations, capital improvements and debt service requirements for the year ending December 31, 2002. Keystone's anticipated cash needs are based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity and natural gas, labor, employee benefits and other fixed and variable costs, interest rates, repayments of principal and interest on long-term debt, capital expenditures and available borrowings under the Company's revolving credit facilities. However, there are many factors that could cause actual future results to differ materially from management's current assessment. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, including, but not limited to, future supply and demand for the Company's products (including cyclicality thereof), customer inventory levels, changes in raw material and other operating costs (such as scrap and energy), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, the possibility of labor disruptions, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, any significant increases in the cost of providing medical coverage to active and retired employees, the ultimate resolution of pending litigation, international trade policies of the United States and certain foreign countries and any possible future litigation and other risks and uncertainties as discussed in this Quarterly Report. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected and as a result, could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end-user markets or market share, the inability to maintain satisfactory billet and rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing.

OUTLOOK

     The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. See Note 7 to the Consolidated Financial Statements - "Contingencies" and Note 8 to the Consolidated Financial Statements - "Accounting principles not yet adopted", regarding commitments, contingencies, legal, environmental, and other matters, which information is incorporated herein by reference and may affect the Company's future results of operations and liquidity. As previously announced, the Company is pursuing discussions with creditors of the Company, with the assistance of its financial advisors, regarding a consensual restructuring of the Company's obligations to its various creditor constituencies. The information set forth below does not reflect the effect of any potential restructuring of such obligations.

     The Company currently expects net sales for 2001 of approximately $308 million, an operating loss of approximately $6 million and a net loss of approximately $13 million. Overall, the Company expects volumes for 2001 compared to 2000 will decrease approximately 3% and average selling prices will decrease 4%. The Company currently expects net sales for 2002 will approximate $327 million, a break-even operating profit and a net loss of approximately $8 million excluding the cumulative effect of a change in accounting principle. Overall, the Company expects volumes for 2002 compared to 2001 will increase approximately 4% and average selling prices will increase 2%.

     The Company expects cash flows from operations for 2001 to be approximately break-even, capital expenditures of approximately $3 million and net borrowings under existing revolving credit facilities of approximately $3 million, with estimated borrowing availability on Keystone's Primary Revolver at December 31, 2001 of approximately $2 million. The Company expects cash flows from operations for 2002 will be approximately $7 million, with capital expenditures of approximately $11 million and net borrowings under existing revolving credit facilities of approximately $2 million. The increase in capital expenditures in 2002 is primarily the result of deferred maintenance and other capital projects from 2001 that the Company believes cannot be deferred indefinitely. The Company estimates that it would require borrowings or other financing sources in 2002 of approximately $2 million in addition to the estimated availability under the terms of Keystone's existing Primary Revolver. The estimates of cash flows for 2001 and 2002 also assume a significant portion of the Company's accounts payable will be past due compared to stated terms. The estimates of cash flows for 2001 and 2002 also assume interest payments on the Senior Secured Notes are not paid, other than the February 2001 payment. There can be no assurance the Company can obtain additional sources of financing or continue to defer and delay past due payment obligations to its creditors.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

     Reference is made to disclosure provided under the caption "Current litigation" in Note 15 to the Consolidated Financial Statements included in the Annual Report.


ITEM 6. Exhibits and Reports on Form 8-K

(a)     The following exhibit is included herein:

        None

(b)     Reports on Form 8-K filed during the quarter ended September 30, 2001:

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


                                      Keystone Consolidated Industries, Inc.
                                      --------------------------------------
                                                   (Registrant)



Date:  November 19, 2001            By /s/Bert E. Downing, Jr.
                                       -------------------------------------
                                       Bert E. Downing, Jr.
                                       Vice President and Corporate Controller
                                        (Principal Financial and Accounting
                                        Officer)