Form 10-K
period 2001-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2002-04-15
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 - For the fiscal year ended December 31, 2001

Commission file number  1-3919

                     Keystone Consolidated Industries, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                     37-0364250
---------------------------------                ---------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         identification No.)

5430 LBJ Freeway, Suite 1740
Three Lincoln Centre, Dallas, TX                          75240-2697
----------------------------------------     -----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:           (972) 458-0028
                                                     ---------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
            Title of each class                        on which registered

         Common Stock, $1 par value                           None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 8, 2002, 10,068,450 shares of common stock were outstanding. The aggregate market value of the 5,077,977 shares of voting stock held by nonaffiliates of the Registrant, as of such date, was approximately $5.8 million.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1. BUSINESS.

General

     Keystone  Consolidated  Industries,  Inc.  ("Keystone"  or  the  "Company")
believes it is a leading manufacturer of steel fabricated wire products, industrial wire and wire rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets, and believes it is the largest manufacturer of fabricated wire products in the United States based on tons shipped (281,000 tons in 2001). Keystone is vertically integrated, converting substantially all of its fabricated wire products and industrial wire from wire rod produced in its steel mini-mill. The Company's vertical integration has historically allowed it to benefit from the higher and more stable margins associated with fabricated wire products as compared to wire rod, as well as from lower production costs of wire rod as compared to wire fabricators which purchase wire rod in the open market. Moreover, management believes Keystone's downstream fabricated wire products and industrial wire businesses better insulate it from the effects of wire rod imports as compared to non-integrated wire rod producers. In 2001, Keystone had net sales of $309 million. Approximately 72% of the Company's net sales were generated from sales of fabricated wire products and industrial wire with the balance generated primarily from sales of wire rod not used in Keystone's downstream operations.

     The Company's fabricated wire products, which comprised 59% of its 2001 net sales, include fencing, barbed wire, welded and woven hardware cloth, welded and woven wire mesh and nails. These products are sold to agricultural, construction, industrial, consumer do-it-yourself and other end-user markets. Keystone serves these markets through distributors, agricultural retailers, building supply centers and consumer do-it-yourself chains such as Tractor Supply Co., Lowe's Companies, Inc., and Ace Hardware Corporation. A significant proportion of these products are sold to agricultural, consumer do-it-yourself and other end-user markets which in management's opinion are typically less cyclical than many steel consuming end-use markets such as the automotive, construction, appliance and machinery manufacturing industries. Management believes the Company's ability to service these customers with a wide range of fabricated wire products through multiple production and distribution locations provides it a competitive advantage in accessing these growing and less cyclical markets. Approximately 59% of Keystone's fabricated wire products net sales are generated by sales under the RED BRAND trademark, a widely recognized brand name in the agricultural and construction fencing marketplaces for more than 75 years.

     The Company also sells industrial wire, an intermediate product used in the manufacture of fabricated wire products, to third parties who are generally not competitors. Keystone's industrial wire customers include manufacturers of nails, coat hangers, barbecue grills, air conditioners, tools, containers, refrigerators and other appliances. In 2001, net sales of industrial wire accounted for 13% of Company net sales. In addition, Keystone also sells carbon steel rod into the open market which it is not able to consume in its downstream fabricated wire products and industrial wire operations. During 2001, open market sales of wire rod accounted for 25% of Company net sales.

     Keystone is also engaged in the distribution of wire, plastic and wood lawn and garden products to retailers through its 51% owned subsidiary Garden Zone LLC ("Garden Zone"). During 2001, sales by Garden Zone accounted for 3% of Company net sales. In addition, Keystone is engaged in scrap recycling through its unconsolidated 50% interest in Alter Recycling Company, L.L.C. ("ARC"). See
Note 2 to the Consolidated Financial Statements.

     See "Business -- Products, Markets and Distributions" and Notes 2 and 11 to the Consolidated Financial Statements.

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

     During December 1998, the Company substantially completed a two-year $75 million capital improvements plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency. The principal components of Keystone's capital improvements plan included reconfiguring its electric arc furnace, replacing its billet caster and upgrading its wire and rod mills. As a result of these capital improvements, beginning in 2001, the Company increased its annual billet production capacity to 1 million tons from 655,000 tons. Since Keystone's rod production is constrained by the 800,000 ton capacity of its rod mill, the Company anticipates any excess billet production will be sold externally.

     The Company is the successor to Keystone Steel & Wire Company, which was founded in 1889. Contran Corporation ("Contran") and other entities controlled by Mr. Harold C. Simmons beneficially own approximately 50% of the Company's voting stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee. Keystone may be deemed to be controlled by Contran and Mr. Simmons.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that statements in this Annual Report on Form 10-K relating to matters that are not historical facts including, but not limited to, statements found in this Item 1 - "Business",
Item 3 - "Legal Proceedings", Item 7 - "Management's Discussion And Analysis Of Financial Condition And Results Of Operations", and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk", are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes", "intends", "may", "should", "could", "anticipates", "expected", or comparable terminology, or by discussions of strategies or trends. Although Keystone believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, including, but not limited to, future supply and demand for the Company's products (including cyclicality thereof), customer inventory levels, changes in raw material and other operating costs (such as scrap and energy), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, the possibility of labor disruptions, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, any significant increases in the cost of providing medical coverage to employees and retirees, the ultimate resolution of pending litigation, international trade policies of the United States and certain foreign countries and any possible future litigation and other risks and uncertainties as discussed in this Annual Report, including, without limitation, the sections referenced above. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. Keystone disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Manufacturing

     The Company's manufacturing operations consist of an electric arc furnace mini-mill, a rod mill and five wire and wire product fabrication facilities. The manufacturing process commences in Peoria, Illinois with scrap steel being loaded into an electric arc furnace where it is converted into molten steel and then transferred to a ladle refining furnace where chemistries and temperatures are monitored and adjusted to specifications prior to casting. The molten steel is transferred from the ladle refining furnace into a six-strand continuous casting machine which produces five-inch square strands referred to as billets that are cut to predetermined lengths. These billets, along with any billets purchased from outside suppliers, are then transferred to the adjoining rod mill.

     Upon entering the rod mill, the billets are brought to rolling temperature in a reheat furnace and are fed to the rolling mill, where they are finished to a variety of diameters and specifications. After rolling, the wire rod is coiled and cooled. After cooling, the coiled wire rod passes through inspection stations for metallurgical, surface and diameter checks. Finished coils are compacted and tied, and either transferred to the Company's other facilities for processing into industrial wire, nails and other fabricated wire products or shipped to wire rod customers.

     While the Company does not maintain a significant "shelf" inventory of finished wire rod, it generally has on hand approximately a one-month supply of industrial wire and fabricated wire products inventory which enables Keystone to fill customer orders and respond to shifts in product demand.

Products, Markets and Distribution

     The following table sets forth certain information with respect to the Company's steel and wire product mix in each of the last three years.

                                                    Year Ended December 31,
                                      1999                        2000                        2001
                                ----------------            ----------------           -----------
                                  Percent       Percent       Percent       Percent      Percent       Percent
                                  of Tons          Of         of Tons         of         of Tons          of
           Product                Shipped        Sales        Shipped        Sales       Shipped        Sales
      -----------------           -------        -----        -------        -----       -------        -----

Fabricated wire
  products                           45.2%        62.5%         44.7%         61.9%        42.2%         60.9%
Industrial wire                      20.7         19.4           18.4          17.4         14.2          13.5
Wire rod                             34.1         18.1           36.9          20.7         43.6          25.6
                                    -----        -----      ---------     ---------    ---------     ---------
                                    100.0%       100.0%        100.0%        100.0%       100.0%        100.0%
                                    =====        =====      =========     =========    =========     =========


     Fabricated Wire Products. Keystone is one of the leading suppliers in the United States of agricultural fencing, barbed wire, stockade panels and a variety of welded and woven wire mesh, fabric and netting for agricultural, construction and industrial applications. The Company produces these products at its Peoria, Illinois; Sherman, Texas and Caldwell, Texas facilities. These products are distributed by Keystone through farm supply distributors, agricultural retailers, building supply centers, building and industrial materials distributors and consumer do-it-yourself chains such as Tractor Supply Co., Lowe's Companies, Inc., and Ace Hardware Corporation. Many of the Company's fencing and related wire products are marketed under the Company's RED BRAND label, a recognized trademark of Keystone for more than 75 years. As part of its marketing strategy, Keystone designs merchandise packaging, and supportive product literature for marketing many of these products to the retail consumer market. Keystone also manufactures products for residential and commercial construction, including bulk, packaged and collated nails, rebar ty wire, stucco netting, welded wire mesh, forms and reinforcing building fabric at its Peoria, Illinois; Sherman, Texas; Caldwell, Texas; Springdale, Arkansas; and Upper Sandusky, Ohio facilities. The primary customers for these products are construction contractors and building materials manufacturers and distributors. The Company sells approximately 63% of its nails through PrimeSource, Inc., one of the largest nail distributors in the United States, under PrimeSource's Grip-Rite(R) label.

     Keystone believes its fabricated wire products are less susceptible than industrial wire or wire rod to the cyclical nature of the steel business because the commodity-priced raw materials used in such products, such as scrap steel, represent a lower percentage of the total cost of such value-added products when compared to wire rod or other less value-added products.

     Industrial Wire. Keystone is one of the largest manufacturers of industrial wire in the United States. At its Peoria, Illinois; Sherman, Texas and Caldwell; Texas facilities, the Company produces custom-drawn industrial wire in a variety of gauges, finishes and packages for further consumption by Keystone's fabricated wire products operations or for sale to industrial fabrication and original equipment manufacturer customers. The Company's industrial wire is used by customers in the production of a broad range of finished goods, including nails, coat hangers, barbecue grills, air conditioners, tools, containers, refrigerators and other appliances. Management believes that with a few exceptions, its industrial wire customers do not generally compete with Keystone.

     Wire Rod. Keystone produces low carbon steel wire rod at its rod mill located in Peoria, Illinois. Low carbon steel wire rod, with carbon content of up to 0.38%, is more easily shaped and formed than higher carbon wire rod and is suitable for a variety of applications where ease of forming is a consideration. Although Keystone's five wire fabrication facilities on occasion buy wire rod from outside suppliers, during 2001, approximately 55% of the rod manufactured by the Company was used internally to produce wire and fabricated wire products. The remainder of Keystone's rod production was sold directly to producers of construction products, fabricated wire products and industrial wire, including products similar to those manufactured by the Company.

     In January 2001, Keystone's wholly-owned subsidiary, Fox Valley Steel & Wire ("Fox Valley") sold its sole business which was located in Hortonville, Wisconsin to a management group. The Company did not record any significant gain or loss as a result of the sale. Fox Valley manufactured industrial wire and fabricated wire products (primarily ladder rods and nails). Fox Valley's revenues in 1999 and 2000 amounted to $11.3 million and $10.3 million, respectively. During 1999 and 2000, approximately 30% and 32%, respectively of Fox Valley's sales were to a single customer. That customer is, subsequent to the sale, being serviced by Keystone's Peoria, Illinois facility. During 1999 and 2000, Fox Valley recorded operating losses of $67,000 and $686,000, respectively.

Industry and Competition

     The fabricated wire products, industrial wire and wire rod businesses in the United States are highly competitive and are comprised primarily of several large mini-mill wire rod producers, many small independent wire companies and a few large diversified wire rod, and wire producers, such as the Company. Keystone's principal competitors in the fabricated wire products and industrial wire markets are Leggett and Platt, Deacero, Merchants Metals, Inc. and Davis Wire Corporation. Competition in the fabricated wire product and industrial wire markets is based on a variety of factors, including channels of distribution, price, delivery performance, product quality, service, and brand name preference. Since wire rod is a commodity steel product, management believes the domestic wire rod market is more competitive than the fabricated wire products and industrial wire markets, and price is the primary competitive factor. Among Keystone's principal domestic wire rod competitors are North Star Steel, Co-Steel Raritan, GS Industries and Rocky Mountain Steel.

     The Company also competes with many small independent wire companies who purchase rod from domestic and foreign sources. Due to the breadth of Keystone's fabricated wire products and industrial wire offerings, its ability to service diverse geographic and product markets, and the low relative cost of its internal supply of wire rod, the Company believes it is well positioned to compete effectively with non-diversified wire rod producers and wire companies. Foreign steel and industrial wire producers also compete with the Company and other domestic producers.

     The domestic steel wire rod industry continues to experience consolidation. During the last three years, eight of Keystone's nine major competitors have either filed for protection under federal bankruptcy laws and discontinued operations or reduced or completely shut-down their operations. The Company believes these shut-downs or production curtailments represent a decrease of approximately 3.5 million tons of annual capacity compared to an estimated domestic annual capacity of 3.8 million tons after the decline. However, worldwide overcapacity in the steel industry continues to exist and imports of wire rod and certain fabricated wire products in recent years have increased significantly. In an effort to stem increasing levels of imported wire rod, in December 1998, Keystone, joined by six other companies (representing more than 75% of the domestic market), and a labor union petitioned the U.S. International Trade Commission (the "ITC") seeking relief under Section 201 of the Trade Act of 1974. In February 2000, President Clinton announced the implementation of a Tariff-Rate Quota ("TRQ") for three years. The tariff is imposed on wire rod imports from countries subject to the TRQ once imports initially exceed 1.6 million net tons in 2000 and 2001 and 1.7 million net tons in 2002 and 2003. The tariff rate is 10% in 2000, 7.5% in 2001 and 5% in 2002. The Company does not believe the TRQ has had a major impact on the domestic wire rod market and high levels of imported rod continue. However, in April 2002, the United States Department of Commerce announced a preliminary determination that wire rod from seven countries is being sold in the United States below fair value and required importers to immediately begin posting bonds or cash deposits in the amount of the preliminary margins. The preliminary duties are subject to verification by the Department of Commerce. Final anti-dumping duties will go into effect later this year if the ITC concludes the United States wire rod industry is being injured by imports. The Company believes it is too early to determine the impact on the industry of the April 2002 actions by the Department of Commerce.

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

     Keystone's manufacturing processes consume large amounts of energy in the form of electricity and natural gas. The Company purchases electrical energy for its Peoria, Illinois facility from a utility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power to Keystone's Peoria, Illinois manufacturing facilities. This utility has in the past, and may in the future, refuse or interrupt service to the Company resulting in decreased production and increased costs associated with the related downtime. In addition, in the past the utility has had the right to pass through certain of its costs to consumers through fuel adjustment charges. The Company's current agreement with the utility does not provide for such fuel adjustment charges. During the 1999 third quarter, Keystone received an unexpected $2.2 million fuel adjustment charge from the Peoria plant's electricity provider. The $2.2 million charge was paid during 2000, although during 2001, the Company received a $1.7 million credit on the 1999 fuel adjustment charge.

Trademarks

     The Company has registered the trademark RED BRAND for field fence and related products. Adopted by Keystone in 1924, the RED BRAND trademark has been widely advertised and enjoys high levels of market recognition. The Company also maintains other trademarks for various products which have been promoted in their respective markets.

Employment

     As of December 31, 2001, Keystone employed approximately 1,600 people, of whom approximately 990 are represented by the Independent Steel Workers' Alliance ("ISWA") at its Peoria, Illinois facilities, approximately 120 are represented by the International Association of Machinists and Aerospace Workers (Local 1570) ("IAMAW") at its Sherman, Texas facilities and approximately 30 are represented by Local Union #40, An Affiliate to the International Brotherhood of Teamsters' Chauffeurs Warehousemen And Helpers of America, AFL-CIO ("IBTCWHA") at its Upper Sandusky, Ohio facility. The current collective bargaining agreements with the ISWA, IAMAW and IBTCWHA expire in May 2006, March 2003 and November 2006, respectively. The Company believes its relationship with its employees are good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         A listing of end-user markets by products follows:

Product                                  Principal Markets Served

Fencing products                         Agricultural, construction,
                                          do-it-yourself retailers
Wire mesh products                       Agricultural, construction
Nails                                    Construction, do-it-yourself retailers
Industrial wire                          Producers of fabricated wire products
Wire rod                                 Producers of industrial wire and
                                          fabricated wire products
Lawn and garden products                 Do-it-yourself retailers

     Keystone's industrial wire customers include manufacturers and producers of nails, coat hangers, barbecue grills, air conditioners, tools, containers, refrigerators and other appliances. With few exceptions, these customers are generally not in competition with the Company. Keystone's wire rod customers include other downstream industrial wire and fabricated wire products companies including manufacturers of products similar to those manufactured by the Company.

     The Company's ten largest customers represented approximately one-third of Keystone's net sales in each of the past three years. No single customer accounted for more than 9% of the Company's net sales during each of 1999, 2000 or 2001. Keystone's fabricated wire products, industrial wire and rod business is not dependent upon a single customer or a few customers, the loss of any one, or a few, of which would have a material adverse effect on its business.

Backlog

     The Company's backlog of unfilled cancelable fabricated wire products, industrial wire and rod purchase orders, for delivery generally within three months, approximated $22 million at December 31, 2000 and $24 million at December 31, 2001. Keystone believes backlog is not a significant factor in its business, and all of the backlog at December 31, 2001 is expected to be shipped during 2002.

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

     Information in Note 12 to the Consolidated Financial Statements is incorporated herein by reference.

ITEM 2. PROPERTIES.

     The Company's principal executive offices are located in approximately 1,200 square feet of leased space at 5430 LBJ Freeway, Dallas, Texas 75240-2697.

     Keystone's   fabricated  wire  products,   industrial  wire  and  wire  rod
production facilities utilize approximately 2.5 million square feet for manufacturing and office space, approximately 79% of which is located at the Company's Peoria, Illinois facility.

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

                                                        Approximate
                                                            Size
     Facility Name                Location             (Square Feet)              Products Produced

Keystone Steel & Wire          Peoria, IL                 2,012,000     Fabricated wire products, industrial
                                                                          wire, wire rod
Sherman Wire                   Sherman, TX                  299,000     Fabricated wire products and industrial
                                                                          wire
Engineered Wire Products       Upper Sandusky, OH            83,000     Fabricated wire products
Keystone Fasteners             Springdale, AR                76,000     Fabricated wire products
Sherman Wire of Caldwell       Caldwell, TX                  73,000     Fabricated wire products and industrial
                                                                         wire
                                                          ---------

                                                          2,543,000
                                                          =========

     The Company believes all of its facilities are well maintained and satisfactory for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS.

     Keystone is involved in various legal proceedings. Information required by this Item is included in Notes 12 and 14 to the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prior to December 13, 2001, Keystone's common stock was listed and traded on the New York Stock Exchange (symbol: KES). Subsequent to December 12, 2001, Keystone's common stock is traded on the OTC Bulletin Board (Symbol: KESN). The number of holders of record of the Company's common stock as of April 8, 2002 was 2,232. The following table sets forth the high and low closing sales prices of the Company's common stock for the calendar years indicated, according to published sources.

                                                            High               Low

2001
First quarter ..............................             $   2.50          $   1.50
Second quarter .............................             $   2.00          $   1.20
Third quarter ..............................             $   1.70          $    .96
Fourth quarter .............................             $   1.40          $    .48

2000
First quarter ..............................             $   7.50          $   4.50
Second quarter .............................             $   4.75          $   3.75
Third quarter ..............................             $   3.88          $   2.69
Fourth quarter .............................             $   2.94          $   1.25


     The Company has not paid cash dividends on its common stock since 1977. Keystone is subject to certain covenants under its commercial revolving credit facilities that restrict its ability to pay dividends, including a prohibition against the payment of dividends on its common stock without lender consent.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Item 7 -- "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

                                                                       Years ended December 31,
                                                   --------------------------------------------
                                                    1997          1998          1999           2000           2001
                                                    ----          ----          ----           ----           ----
                                                         (In thousands, except per share and per ton amounts)

Statement of Operations Data:
  Net sales                                        $354,073      $370,022     $355,688       $338,321       $308,670
  Cost of goods sold                                316,599       339,625      332,644        331,167        295,339
                                                   --------      --------     --------       --------       --------
  Gross profit                                     $ 37,474      $ 30,397     $ 23,044       $  7,154       $ 13,331
                                                   ========      ========     ========       ========       ========

  Selling expenses                                 $  4,628      $  6,042     $  6,845       $  6,737       $  6,378
  General and administrative
    Expenses                                         17,918        19,139       20,850         18,388         19,070
  Operating income (loss)                            23,292        14,021        2,578        (15,415)        (4,463)
  Interest expense                                    7,612        10,460       14,058         15,346         14,575

  Income (loss) before income taxes                $ 16,909      $  5,006     $(12,238)      $(32,436)      $(20,395)
  Minority interest in after-tax
   earnings                                            -             -            -              -                 1
  Provision (benefit) for income taxes                4,541         1,095       (4,754)       (11,370)         5,998
                                                   --------     ---------     ---------      --------       --------

  Net income (loss)                                $ 12,368      $  3,911     $ (7,484)      $(21,066)      $(26,394)
                                                   ========      ========     ========       ========       ========
  Net income (loss) available for common
    Shares (1)                                     $ 12,088      $  3,754     $ (7,484)      $(21,066)      $(26,394)
                                                   ========      ========     ========       ========       ========

 Basic net income (loss) available for
    Common shares per share                       $   1.30       $    .41     $   (.75)      $  (2.10)      $  (2.62)
                                                  ========       ========     ========       ========       ========
 Diluted net income (loss) available
    for common shares per share                   $   1.28       $    .40     $   (.75)      $  (2.10)      $  (2.62)
                                                  ========       ========     ========       ========       ========
  Weighted average common and common
    equivalent shares outstanding   :
    Basic                                             9,271         9,544        9,904         10,039         10,062
                                                   ========      ========     ========       ========       ========
    Diluted                                           9,435         9,669        9,904         10,039         10,062
                                                   ========      ========     ========       ========       ========

Other Financial Data:
  Capital expenditures                             $ 26,294      $ 64,541     $ 16,873       $ 13,052       $  3,889
  Depreciation and amortization                      12,815        20,140       21,051         17,224         16,992

Other Steel and Wire Products Operating
  Data:
  Shipments (000 tons):
    Fabricated wire products                            225           327          315            310            281
    Industrial wire                                     175           170          144            128             94
    Wire rod                                            297           212          237            257            291
                                                   --------      --------     --------       --------       --------
      Total                                             697           709          696            695            666
                                                   ========      ========     ========       ========       ========

  Average selling prices (per ton):
    Fabricated wire products                       $    710      $    662     $    683       $    660       $    649
    Industrial wire                                     478           476          462            449            426
    Wire rod                                            317           288          261            266            264

    Steel and wire products in total                    484           506          493            475            449

  Average total production cost per ton            $    437      $    464     $    461       $    470       $    434
  Average scrap purchase cost per ton                   122           112           94            100             85

                                                                    As of December 31,
                                                1997           1998           1999           2000           2001
                                                ----           ----           ----           ----           ----
                                                                         (In thousands)

Balance Sheet Data:
  Working capital (deficit) (2)               $ 52,684       $    555       $(13,920)      $(39,243)       $(30,982)
  Property, plant and equipment, net           112,754        156,100        150,156        144,696         129,600
  Total assets                                 374,131        405,857        410,918        385,703         366,900
  Total debt                                   106,844        131,764        146,857        146,008         146,455
  Redeemable preferred stock                     3,500              -              -           -                  -
  Stockholders' equity (deficit)                44,211         53,077         46,315         26,058            (336)

(1) Includes dividends on preferred stock of $280,000 and $157,000 in 1997 and 1998, respectively.

(2)  Working  capital   (deficit)   represents   current  assets  minus  current
     liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     The Company believes it is a leading manufacturer of fabricated wire products, industrial wire and wire rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets and believes it is the largest manufacturer of fabricated wire products in the United States based on tons shipped (281,000 in 2001). Keystone's operations benefit from vertical integration as the Company's mini-mill supplies wire rod produced from scrap steel to its downstream fabricated wire products and industrial wire operations. Sales of fabricated wire products and industrial wire by these downstream fabrication operations accounted for 72% of 2001 net sales. Keystone's fabricated wire products typically yield higher and less volatile gross margins compared to wire rod. Management believes Keystone's fabricated wire businesses help mitigate the adverse effect of wire rod imports on market prices compared to producers that rely primarily on wire rod sales. Moreover, historically over time, the Company's wire rod production costs have generally been below the market price for wire rod providing a significant cost advantage over wire producers who purchase wire rod as a raw material.

     During December 1998, the Company substantially completed a two-year $75 million capital improvements plan to upgrade certain of its plant and equipment and eliminate production capacity bottlenecks in order to reduce costs and improve production efficiency. The principal components of Keystone's capital improvements plan included reconfiguring its electric arc furnace, replacing its billet caster and upgrading its wire and rod mills. As a result of these capital improvements, beginning in 2001, the Company increased its annual billet production capacity to 1 million tons from 655,000 tons. However, despite the increase in billet production capacity, Keystone's wire rod production is constrained by the 800,000 ton capacity of its rod mill. The Company anticipates any excess billet production will be sold externally.

     The Company's steel making operations, together with billet purchases of 8,000 tons in 2000 (none in 2001) provided 686,000 tons and 682,000 tons of billets in 2001 and 2000, respectively. Despite marginally higher billet production and purchases in 2001, wire rod production decreased 4% from 678,000 tons (85% of estimated capacity) in 2000 to 651,000 tons (81% of estimated capacity) due primarily to lower sales demand. Keystone's estimated current fabricated wire products and industrial wire production capacity is 570,000 tons. The Company's fabricated wire products and industrial wire production facilities operated at about 84%, 78%, and 68% of their annual capacity during 1999, 2000 and 2001, respectively.

     In December 1997, Keystone purchased the remaining 80% of Engineered Wire Products, Inc. ("EWP") not already owned by Keystone. As a result of the acquisition of EWP, Keystone was able to convert additional volumes of lower-margin wire rod sales, into higher-margin fabricated wire product sales. This change in product mix between 1997 and 1998 resulted in a decline in overall fabricated wire product selling prices as EWP's fabricated wire products sell for lower prices than do Keystone's other fabricated wire products.

     The Company's profitability is dependent in large part on its ability to utilize effectively its production capacity, which is affected by the availability of raw material, plant efficiency and other production factors and to control its manufacturing costs, which are comprised primarily of raw materials, energy and labor costs. Keystone's primary raw material is scrap steel. The price of scrap steel is highly volatile and scrap steel prices are affected by periodic shortages, freight costs, weather and other conditions largely beyond the control of the Company. Scrap prices can vary widely from period to period. The average per-ton price paid for scrap by the Company was $94 in 1999, $100 in 2000 and $85 in 2001. Keystone's product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of any increases in scrap prices.

     The domestic steel rod industry continues to experience consolidation. During the last three years, eight of Keystone's nine major competitors have either filed for protection under Federal bankruptcy laws and discontinued operations or reduced or completely shut-down their operations. The Company believes these shut-downs or production curtailments represent a decrease of approximately 3.5 million tons of annual capacity compared to an estimated domestic annual capacity of 3.8 million tons after the decline. However, worldwide over capacity in the steel industry continues to exist and imports of wire rod and certain fabricated wire products in recent years have increased significantly. In an effort to stem increasing levels of imported wire rod, in December 1998, Keystone, joined by six other companies (representing more than 75% of the domestic market), and a labor union petitioned the U.S. International Trade Commission (the "ITC") seeking relief under Section 201 of the Trade Act of 1974. In February 2000, President Clinton announced the implementation of a Tariff-Rate Quota ("TRQ") for three years. The tariff will be imposed on wire rod imports from countries subject to the TRQ once imports initially exceed 1.6 million net tons in 2000 and 2001 and 1.7 million net tons in 2002 and 2003. The tariff rate is 10% in 2000, 7.5% in 2001 and 5% in 2002. The Company does not believe the TRQ has had a major impact on the domestic wire rod market and high levels of imported rod continue. However, in April 2002, the United States Department of Commerce announced a preliminary determination that wire rod from seven countries is being sold in the United States below fair value and required importers to immediately begin posting bonds or cash deposits in the amount of the preliminary margins. The preliminary duties are subject to verification by the Department of Commerce. Final anti-dumping duties will go into effect later this year if the ITC concludes the United States wire rod industry is being injured by imports. The Company believes it is too early to determine the impact on the industry of the April 2002 actions by the Department of Commerce.

     Keystone consumes a significant amount of energy in its manufacturing operations and, accordingly, its profitability can also be adversely affected by the volatility in the price of coal, oil and natural gas resulting in increased energy, transportation, freight, scrap and supply costs. The Company purchases electrical energy for its Peoria, Illinois facility from a utility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power to its manufacturing facilities. The utility has in the past, and may in the future, refuse or interrupt service to Keystone resulting in decreased production and increased costs associated with the related downtime. In addition, in the past the utility has had the right to pass through certain of its costs to consumers through fuel adjustment charges. The Company's current agreement with the utility does not provide for such fuel adjustment charges. During the 1999 third quarter, the Company received an unexpected $2.2 million fuel-adjustment charge from the Peoria plant's electricity provider. The $2.2 million charge, accrued in 1999, was paid during 2000, although during 2001 the Company received a $1.7 million credit with respect to the 1999 fuel-adjustment charge.

     In January 2001, Keystone's wholly-owned subsidiary, Fox Valley Steel & Wire ("Fox Valley") sold its sole business which was located in Hortonville, Wisconsin to a management group. The Company did not record any significant gain or loss as a result of the sale. Fox Valley manufactured industrial wire and fabricated wire products (primarily ladder rods and nails). Fox Valley's revenues in 1999 and 2000 amounted to $11.3 million and $10.3 million, respectively. During 1999 and 2000, approximately 30% and 32%, respectively of Fox Valley's sales were to a single customer. That customer is, subsequent to the sale, being serviced by Keystone's Peoria facility. During 1999 and 2000, Fox Valley recorded operating losses of $67,000 and $686,000, respectively.

     Keystone is also engaged in the marketing and distribution of wire, wood and plastic products to the consumer lawn and garden market, and the operation of a scrap recycling facility. These operations were insignificant when compared to the consolidated operations of the Company. As such, the results of their operations are not separately addressed in the discussion that follows.

Results Of Operations

     The following table sets forth Keystone's steel and wire production, scrap costs, sales volume and pricing data, for the periods indicated.

                                                       Years Ended December 31,
                                                      1999       2000       2001
                                                      ----       ----       ----
                                                          (Tons in thousands)

Production volume (tons):
  Billets:
    Produced ..................................        683        675        686
    Purchased .................................         45          8        --
  Wire rod ....................................        687        678        651

Average per-ton scrap purchase cost ...........       $ 94       $100       $ 85

Sales volume (tons):
  Fabricated wire products ....................        315        310        281
  Industrial wire .............................        144        128         94
  Wire rod ....................................        237        257        291
                                                      ----       ----       ----
                                                       696        695        666
                                                      ====       ====       ====

Per-ton selling prices:
  Fabricated wire products ....................       $683       $660       $649
  Industrial wire .............................        462        449        426
  Wire rod ....................................        261        266        264
  All steel and wire products .................        493        475        449

     The following table sets forth the components of the Company's net sales for the periods indicated.

                                                    Years Ended December 31,
                                                 1999         2000         2001
                                                 ----         ----         ----
                                                          (In millions)

Steel and wire products:
  Fabricated wire products ..............       $214.7       $204.7       $182.4
  Industrial wire .......................         66.6         57.4         40.3
  Wire rod ..............................         62.0         68.4         76.7
  Other .................................          1.4          1.5          1.3
                                                ------       ------       ------
                                                 344.7        332.0        300.7
Lawn and garden products ................         11.0          6.3          8.0
                                                ------       ------       ------
                                                $355.7       $338.3        308.7
                                                ======       ======       ======

     The following table sets forth selected operating data of Keystone as a percentage of net sales for the periods indicated.

                                                      Years Ended December 31,
                                                    1999       2000       2001
                                                    ----       ----       ----

Net sales .....................................    100.0%     100.0%     100.0%
Cost of goods sold ............................     93.5       97.9       95.7
                                                   -----      -----      -----
Gross profit ..................................      6.5%       2.1%       4.3%
                                                   =====      =====      =====

Selling expenses ..............................      1.9%       2.0%       2.1%
General and administrative expense ............      5.9        5.4        6.2
Overfunded defined benefit pension credit .....     (1.6)       (.1)      (1.8)

Loss before income taxes ......................     (3.4)%     (9.6)%     (6.6)%
Provision for income taxes (benefit) ..........     (1.3)      (3.4)       1.9
                                                   -----      -----      -----
Net loss ......................................     (2.1)%     (6.2)%     (8.5)%
                                                   =====      =====      =====


Year ended December 31, 2001 compared to year ended December 31, 2000

     Net sales declined $29.7 million, or 8.8%, in 2001 from 2000 due primarily to a 4.2% decline in shipment volume of steel and wire products combined with a 5.5% decline in overall per-ton steel and wire product selling prices. In addition, the product mix in 2001 was less favorable than in 2000. Fabricated wire products and industrial wire sell for higher per-ton selling prices and at higher margins than wire rod. During 2001, fabricated wire products and industrial wire represented 59% and 13%, respectively of net sales as compared to 60% and 17% respectively, in 2000. This decline in the percentage of net sales represented by fabricated wire products and industrial wire sales resulted in wire rod sales increasing from 20% in 2000 to 25% of net sales in 2001. The 5.5% decline in overall per-ton steel and wire product selling prices ($26 per-ton) adversely impacted net sales by $17.3 million. Lower net sales of the Company's steel and wire products were offset in part by Garden Zone's net sales which increased by 26.2% during 2001 from $6.3 million to $8.0 million.

     Fabricated wire products per-ton selling prices declined 1.6% and shipments declined 9.4% in 2001 as compared to 2000. Industrial wire per-ton selling prices declined 5.0% in 2001 when compared to 2000 while shipments declined 26.1% Per-ton selling price of wire rod declined .9% during 2001 as compared to 2000, while shipments increased 13.2%. The decline in both volume and per-ton selling prices of fabricated wire products and industrial wire was due to lower demand. As the demand for these products declined, the Company increased the volume of rod sold to external customers.

     Gross profit of $13.3 million during 2001 increased by $6.1 million over the 2000 gross profit of $7.2 million as gross margin increased from 2.1% in 2000 to 4.3% in 2001. This increase in gross margin was due primarily to lower costs in 2001 related to a reduction in unplanned production outages, lower costs for scrap steel (the Company's primary raw material) and purchased billets, $1.8 million of business interruption insurance proceeds received in 2001 related to incidents in prior years (as compared to $300,000 in 2000) and a favorable $1.7 million utility settlement relative to a charge by the utility in a prior year, all partially offset by higher natural gas and OPEB costs as well as the lower overall steel and wire product per-ton selling prices. In addition, during the 2001 fourth quarter, Keystone recorded a $1.3 million benefit as a result of a favorable legal settlement with an electrode vendor related to alleged price fixing. During 2000, Keystone recorded a $2.7 million benefit as a result of similar settlements with electrode vendors. The estimated adverse impact on gross profit from production outages amounted to approximately $800,000 during 2001 as compared to $5.3 million in 2000. Keystone's per-ton scrap costs declined 15% during 2001 as compared to 2000. During 2001, the Company purchased 788,000 tons of scrap at an average price of $85 per-ton as compared to 2000 purchases of 658,000 tons at an average price of $100 per-ton. This decline in per-ton scrap costs favorably impacted gross profit during 2001 by approximately $11.8 million as compared to 2000. Keystone currently expects average scrap costs in 2002 will approximate 2001 costs. The Company did not purchase any billets in 2001 as compared to 8,000 tons purchased in 2000 at an average cost of $215 per-ton. Keystone does not anticipate purchasing any billets during 2002. Natural gas costs during 2001 were approximately $900,000 higher than 2000's cost.

     Selling expense decreased 5.6% to $6.4 million in 2001 from $6.7 million in 2000 but was relatively constant as a percentage of sales.

     General and administrative expense of $19.1 million in 2001 increased $700,000 from $18.4 million in 2000 as the effect of higher legal and professional and OPEB costs and environmental expenses during 2001 was only partially offset by the effect of reductions in salaried headcount resulting from certain salaried employees accepting Keystone's early retirement package during the last quarter of 2000 and a $650,000 reimbursement of legal fees received in 2001.

     During 2001, Keystone recorded a non-cash pension credit of $5.5 million as compared to $380,000 in 2000. The lower pension credit in 2000 was primarily the result of a $3.7 million charge as a result of the implementation of an early retirement program for certain salaried employees. During the fourth quarter of 2000, in connection with Keystone's cost reduction plans, the Company offered a group of salaried employees enhanced pension benefits if they would retire by December 31, 2000, resulting in the $3.7 million charge for termination benefits for early retirement window. The Company currently estimates, for financial reporting purposes, that it will recognize a non-cash pension credit of approximately $3 million in 2002 and does not anticipate cash contributions for defined benefit pension plan fundings will be required in 2002. However, future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases in pension expense or credit and future funding requirements. See Note 7 to the Consolidated Financial Statements.

     Interest expense during 2001 was lower than 2000 due principally to lower interest rates. Average borrowings by the Company under its revolving credit facilities, EWP term loan and Senior Secured Notes approximated $149.0 million during 2001 as compared to $150.9 million in 2000. During 2001, the average interest rate paid by the Company was 8.9% per annum as compared to 9.6% per annum in 2000.

     At December 31, 2001, the Company's financial statements reflected total accrued liabilities of $15.6 million to cover estimated remediation costs arising from environmental issues. Although Keystone has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. See Note 12 to the Consolidated Financial Statements.

     During 2001, the Company recorded a provision for income taxes of $6.0 million on a loss before income taxes of $20.4 million compared to an effective tax rate of 35% in 2000. During the fourth quarter of 2001, the Company determined a portion of its gross deferred tax assets did not currently meet the "more-likely-than-not" realizability test, and accordingly provided a deferred tax asset valuation allowance of approximately $14.5 million resulting in the $6.0 million provision for income taxes. The principal reasons for the difference between the U.S. Federal Statutory income tax rate and the Company's effective income tax rates are explained in Note 5 to the Consolidated Financial Statements. The Company's deferred tax position at December 31, 2001 is also explained in Note 5 to the Consolidated Financial Statements and in "Liquidity and Capital Resources".

     As a result of the items discussed above, Keystone incurred a net loss of $26.4 million during 2001 as compared to a net loss in 2000 of $21.1 million.

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

     Fabricated wire products selling prices declined 3% while shipments declined 1% in 2000 as compared to 1999. Industrial wire selling prices also declined 3% in 2000 when compared to 1999 while shipments declined 11%. Carbon steel rod selling prices increased 2% while shipments increased 8% as compared to 1999. The decline in both volume and per-ton selling prices of fabricated wire products and industrial wire was due to lower demand. As the demand for these products declined, the Company increased the volume of rod sold to external customers.

     Gross profit declined approximately 69% to $7.2 million in 2000 from $23.0 million in 1999. Gross margin declined to 2.1% from 6.5% in 1999 due primarily to higher scrap costs, lower overall selling prices, and higher production costs during the second and fourth quarters of 2000. The higher production costs in the second quarter were due primarily to extended production outages caused by planned repairs and a furnace break-out. The higher production costs in the 2000 fourth quarter were primarily a result of a two-week production outage due to the failure of a furnace rocker arm and related repair costs of $1 million and slower production times due to high accumulations of snow and ice. In addition, during 1999, Keystone recorded a $2.7 million benefit as a result the favorable legal settlements with certain electrode vendors. Keystone's scrap costs increased 6% during 2000 as compared to 1999. During 2000, the Company purchased 658,000 tons of scrap at an average price of $100 per ton as compared to 1999 purchases of 768,000 tons at an average price of $94 per ton. This increase in per-ton scrap costs adversely impacted gross profit during 2000 by approximately $3.9 million as compared to 1999. The Company also purchased 8,000 tons of billets during 2000 at an average cost of $215 per ton as compared to 45,000 tons of billets in 1999 at an average cost of $195 per ton.

     Selling expenses decreased 2% to $6.7 million in 2000 from $6.8 million in 1999 but was relatively constant as a percentage of sales.

     General and administrative expenses decreased 12% to $18.4 million in 2000 from $20.9 million in 1999 primarily due to higher costs incurred in 1999 associated with the start-up of Garden Zone and unfavorable legal settlements during 1999.

     During 2000, Keystone recorded a non-cash pension credit of $380,000 as compared to $5.6 million in 1999. The lower pension credit in 2000 was primarily the result of increased pension benefits included in the Company's May 1999 labor contract with the Peoria facility's union and the $3.7 million charge as a result of the early retirement program for certain salaried employees.

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

Related party transactions

     As further discussed in Note 9 to the Consolidated Financial Statements, the Company is party to certain transactions with related parties.

Outlook for 2002

     Rod imports continue to cause disruption in the marketplace and market demand has weakened. However, management currently believes, despite the continued high level of rod imports, capacity utilization and shipment volumes in 2002 will approximate 2001 levels and per-ton selling prices will approximate those of the fourth quarter of 2001. In addition, management currently believes these volumes and per-ton selling prices combined with anticipated higher energy and OPEB costs, a lower pension credit and lower interest costs due to the events described in Note 15 to the Consolidated Financial Statements, will result in Keystone recording a loss before income taxes for calendar 2002. However, despite recording an anticipated operating loss and loss before income taxes in 2002, Keystone currently believes both operating loss and pre-tax loss (exclusive of non-recurring items discussed below) will decline in 2002 as compared to 2001 levels. As a result of the deferred tax asset valuation allowance recorded in 2001, the Company does not anticipate recognizing a tax benefit associated with its pre-tax losses during 2002 will be appropriate.

     Keystone will adopt Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets on January 1, 2002. As a result, negative goodwill at that date of approximately $20.0 million will be eliminated as a cumulative effect of change in accounting principle. In addition, as a result of the events described in Note 15 to the Consolidated Financial Statements Keystone will record a pre-tax extraordinary gain of approximately $54.7 million for financial reporting purposes during the first quarter of 2002. As a result of these items, the Company anticipates recording net income for calendar 2002.

Critical accounting policies and estimates

     The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventory reserves, the recoverability of other long-lived assets (including goodwill and other intangible assets), pension and other post-retirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for environmental remediation, litigation, income tax and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

     Keystone believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

     o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other factors. The Company takes into consideration the current financial condition of the customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     o Keystone provides reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for its products and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Keystone provides reserves for tools and supplies inventory based generally on both historical and expected future usage requirements.

     o The Company recognizes an impairment charge associated with its long-lived assets, primarily property and equipment, whenever it determines that recovery of such long-lived asset is not probable. Such determination is made in accordance with the applicable GAAP requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.

     o Keystone records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realized under the "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

     o The Company records an accrual for environmental, legal, income tax and other contingencies when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

     o Keystone sponsors a defined benefit pension plan covering substantially all employees who meet certain eligibility requirements. For financial reporting purposes, the pension plan is currently overfunded and as such, the Company's financial statements reflect prepaid pension cost on its balance sheets and an overfunded defined benefit pension credit in the statements of operations. In addition, the Company is not required to make cash contributions to the pension plan. The determination of the pension asset and pension credit is dependent on the selection of certain actuarial assumptions which attempt to anticipate future events. These pension actuarial assumptions, which are described in Note 7 to the Consolidated Financial Statements, include discount rate, expected return on plan assets, rate of future compensation increases, and mortality rates. Actual results that differ from the Company's pension actuarial assumptions are generally accumulated and amortized over future periods and therefore, generally affect the pension asset and pension credit in future periods. While the Company believes its pension actuarial assumptions are appropriate, future material differences between the Company's pension actuarial assumptions and actual results or significant changes in the Company's pension actuarial assumptions, could result in a material increase or decrease in the amount of the reported pension asset and credit, and therefore have a material impact on the Company's reported future results of operations. In addition, the plan could become underfunded under applicable federal regulations, which would require the Company to make cash contributions to the plan.

     o The determination of the Company's obligation and expense for OPEB benefits is dependent on the selection of certain actuarial assumptions which attempt to anticipate future events. These OPEB actuarial assumptions, which are also described in Note 7 to the Consolidated Financial Statements, include discount rate, rate of future increases in healthcare costs, and mortality rates. Actual results that differ from the Company's OPEB actuarial assumptions are, in accordance with GAAP, generally accumulated and amortized over future periods and therefore, generally affect OPEB obligations and expense in future periods. While the Company believes its OPEB actuarial assumptions are appropriate, future differences between the Company's OPEB actuarial assumptions and actual results or significant changes in the Company's OPEB actuarial assumptions could materially affect the reported amount of the Company's future OPEB obligation and expense, and therefore have a material impact on the Company's reported future results of operations. In addition, the amount the Company ultimately pays for future cash OPEB benefits could be materially different from the amounts inherent in the actuarial assumptions.

Accounting Principles Not Yet Adopted

     See Note 16 to the Consolidated Financial Statements.

Liquidity And Capital Resources

     At December 31, 2001, Keystone had negative working capital of $31.0 million, including $.5 million of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facilities of $45.8 million. The amount of available borrowings under these revolving credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. At December 31, 2001, unused credit available for borrowing under Keystone's $45 million revolving credit facility (the "Primary Revolver"), which expires March 31, 2005, EWP's $7 million revolving credit facility (the "EWP Revolver"), which expires June 30, 2002 and Garden Zone's $4 million revolving credit facility ("the Garden Zone Revolver"), which expires July 2, 2002 (as amended in April 2002) were $5.2 million, $3.6 million and $240,000, respectively. As a result of the events described in Note 15 to the Consolidated Financial Statements, as of April 9, 2002, unused credit availability under the Primarily Revolver had increased to $22.5 million. The Company's Primary Revolver requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. Accordingly, any outstanding balances under the Primary Revolver are always classified as a current liability regardless of the maturity date of the facility. Keystone currently intends to review or replace both the EWP Revolver and the Garden Zone Revolver upon their respective maturities in June 2002 and July 2002.

     As previously reported, the Company did not make the scheduled interest payments due August 1, 2001 and February 1, 2002 on its $100 million of Senior Secured Notes (the "Senior Notes"), and accordingly the Senior Notes and Primary Revolver were in technical default as of December 31, 2001. As more fully described in Note 15 to the Consolidated Financial Statements, the liquidity of the Company was significantly improved during the first four months of 2002 as a result of the following transactions:

     o Holders of $93.9 million principal amount of the Company's Senior Notes agreed to exchange their Senior Notes for various combinations of cash and new debt and equity securities of the Company, all financial and other restrictive covenants included in the indenture covering the remaining $6.1 million principal amount of the Senior Notes were eliminated and the collateral was released (making the remaining Senior Notes unsecured),

     o The Company obtained a new $10 million interest-free loan from the County of Peoria, Illinois with no principal amortization required prior to its 2007 maturity date,

     o The Company obtained a new $5 million three-year term loan from the same lender that provides the Company with its Primary Revolver,

     o The maturity date of the Company's Primarily Revolver was extended to March 31, 2005, and the size of the facility was reduced from $55 million to $45 million, and

     o    Two of the Company's major vendors agreed to a five-year  non-interest
          bearing   repayment  of  their  past  due  balances  which   aggregate
          approximately $16.1 million.

     All past due interest amounts on the remaining $6.1 million principal amount of the Senior Notes (including approximately $24,000 of default interest) was paid in March 2002, and the remaining Senior Notes and Primary Revolver are no longer in technical default.

     In addition, a wholly-owned subsidiary of Contran has agreed to loan the Company up to an aggregate of $6 million under the terms of a revolving credit facility that matures on December 31, 2002. Through April 2002, the Company has not borrowed any amounts under such facility.

     During 2001, the Company's operating activities provided approximately $2.1 million of cash, compared to $13.9 million of cash provided by operating activities in 2000. Cash flow from operations decreased in 2001 compared to 2000 due primarily to a larger net loss and relative changes in the levels of assets and liabilities (primarily accounts receivable, inventories and accounts payable).

     During 2001, Keystone made capital expenditures of approximately $3.9 million primarily related to upgrades of production equipment at its facility in Peoria, Illinois, as compared to $13.1 million in 2000. During 2001, Keystone deferred capital expenditures, including maintenance items, due to liquidity constraints, although many of these items cannot be deferred indefinitely. Capital expenditures for 2002 are currently estimated to be approximately $11.4 million and are related primarily to upgrades of production equipment. Keystone currently anticipates these capital expenditures will be funded using cash flows from operations together with borrowing availability under Keystone's credit facilities.

     At December 31, 2001, the Company's financial statements reflected accrued liabilities of $15.6 million for estimated remediation costs for those environmental matters which Keystone believes are reasonably estimable. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties.
Accordingly, the costs of remedial measures may exceed the amounts accrued. Keystone believes it is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to Keystone for sites for which the Company believes it is possible to estimate costs is approximately $22.0 million.

     Keystone does not expect to be required to make contributions to its pension plan during 2002. Future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases to pension expense or credit and funding requirements in future periods. See Note 7 to the Consolidated Financial Statements.

     The Company periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. At December 31, 2001, the Company expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax deductions. Although, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices; financial restructuring efforts and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes a portion of the gross deferred tax assets may not currently meet the "more-likely-than-not" realizability test. As such, during the fourth quarter of 2001, the Company provided a deferred tax asset valuation allowance of approximately $14.5 million. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could change the valuation allowance related to its deferred tax assets in the future. At December 31, 2001, the Company has recognized a net deferred tax asset of $21.6 million, which approximates the tax expense for financial reporting purposes which will be recorded during the first quarter of 2002 related to the cancellation of indebtedness income resulting from the events described in Note 15 to the Consolidated Financial Statements.

     Keystone incurs significant ongoing costs for plant and equipment and substantial employee medical benefits for both current and retired employees. As such, Keystone is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. In addition to the financial restructuring related items discussed previously, planned reductions in fixed costs and announced increases in certain product selling prices, Keystone is taking additional action towards improving its liquidity. These actions include, but are not limited to, reducing inventory levels through more efficient production schedules and modifying coverages and participant contribution levels of medical plans for both employees and retirees. Keystone has also considered, and may in the future consider, the sale of certain divisions or subsidiaries that are not necessary to achieve the Company's long-term business objectives. However, there can be no assurance Keystone will be successful in any of these or other efforts, or that if successful, they will provide sufficient liquidity for the Company's operations during the next year.

     Management currently believes the cash flows from operations together with funds available under the Company's credit facilities will be sufficient to fund the anticipated needs of the Company's operations and capital improvements for the year ending December 31, 2002. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, interest rates, repayments of long-term debt, capital expenditures, and available borrowings under the Company's credit facilities. However, there are many factors that could cause actual future results to differ materially from management's current assessment. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, including, but not limited to, future supply and demand for the Company's products (including cyclicality thereof), customer inventory levels, changes in raw material and other operating costs (such as scrap and energy), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, the possibility of labor disruptions, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, any significant increases in the cost of providing medical coverage to active and retired employees, the ultimate resolution of pending litigation, international trade policies of the United States and certain foreign countries and any possible future litigation and other risks and uncertainties as discussed in this Annual Report. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected and as a result, could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end-user markets or market share, the inability to maintain satisfactory billet and wire rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing. See Notes 12 and 14 to the Consolidated Financial Statements.

  Summary of debt and other contractual commitments

     As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 4, 13 and 14 to the Consolidated Financial Statements. The following table summarizes such contractual commitments for the Company and its consolidated subsidiaries that are unconditional both in terms of timing and amount by the type and date of payment (as adjusted for the events described in Note 15 to the Consolidated Financial Statements):

                                    Unconditional payment due date
                                                              2007 and
Contractual commitment          2002   2003/2004  2005/2006    after      Total
----------------------          ----   ---------  ---------   -------     -----
                                                  (In thousands)

Indebtedness ...............   $36,111   $ 4,208   $ 3,146   $ 57,638   $101,103

Operating leases ...........     1,899     1,831       175       --        3,905

Deferred vendor payment
 agreements ................     2,421     6,454     6,454        807     16,136

Product supply agreement ...     1,200     2,400     2,400      5,100     11,100
                               -------   -------   -------   --------   --------

                               $41,631   $14,893   $12,175   $ 63,545   $132,244
                               =======   =======   =======   ========   ========

     Payments under the deferred payment agreements in the above table reflect the minimum payments required under the agreements. Certain provisions of the agreements may require acceleration of the timing of the payments, but not an increase in the total amount to be paid. Payments under the product supply agreement in the above table reflect the minimum payments required under the agreement. However, it is probable the Company will make additional payments under the agreement based on actual consumption.

     In addition, the Company is party to an agreement that requires quarterly contributions of $75,000 to an environmental trust fund. Monies in the trust fund will be made available to the Company when the related environmental site is remediated or when the trust fund has a minimum excess of $2.0 million over the related site's estimated remaining remediation costs. At December 31, 2001, estimated remaining remediation costs exceeded the amount in the environmental trust fund.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Keystone's exposure to changes in interest rates relates primarily to long-term debt obligations. At December 31, 2001, substantially all of the Company's long-term debt was comprised of 9.6% average fixed rate instruments, which minimize earnings volatility related to interest expense. Keystone does not currently participate in interest rate-related derivative financial instruments.

     The table below presents principal amounts and related weighted-average interest rates by maturity date for Keystone's long-term debt obligations.

                                                                                                      Estimated
                                                 Contracted Maturity Date                             Fair Value
                          --------------------   -------------------------------------------
                             2002     2003    2004     2005    2006     Thereafter     Total      December 31, 2001
                             ----     ----    ----     ----    ----     ----------     -----      -----------------
                                                               ($ In thousands)

Fixed-rate debt -
  Principal amount        $    73     $ 57   $ 66       $ -    $ -      $100,000     $100,196            $25,196

  Weighted-average
    interest rate             7.8%     6.9%   9.0%        - %    - %         9.6%        9.6%

Variable-rate debt-
  Principal amount        $ 46,259    $ -    $ -         $ $ -    $ -      $   -     $ 46,259             $46,259


  Weighted-average
    interest rate             5.4%      - %    - %        - %    - %           - %       5.4%

     At December 31, 2000, long-term debt included fixed-rate debt of $100.7 million (fair value - $43.2 million) with a weighted average interest rate of 9.6% and $45.3 million variable-rate debt which approximated fair value, with a weighted-average interest rate of 9.8%.

     The table below presents principal amounts and related weighted-average interest rates by maturity date for Keystone's long-term debt obligations at December 31, 2001, as adjusted for the events described in Note 15 to the Consolidated Financial Statements.

                                                                                                        Estimated
                                                  Contracted Maturity Date                              Fair Value
                          --------------------    -------------------------------------------
                             2002       2003      2004     2005    2006     Thereafter     Total     December 31, 2001
                             ----       ----      ----     ----    ----     ----------     -----     -----------------
                                                                ($ In thousands)
Fixed-rate debt -
  Principal amount        $   469     $  849    $  858     $  792  $792     $57,638      $61,398            $61,398

  Weighted-average
    interest rate             1.2%        .5%       .6%      -  %    - %        2.1%         2.0%

Variable-rate debt-
  Principal amount        $35,642     $1,250    $1,250    $1,563   $ -      $  -         $39,705            $39,705

  Weighted-average
    interest rate             5.4%       5.5%      5.5%      5.5%    - %       -   %         5.4%

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

  3.2 Certificate of Designations, Rights and Preferences of the Series A 10% Cumulative Convertible Pay-In-Kind Preferred Stock of Registrant dated March 15, 2002.

  3.3 Bylaws of the Company, as amended and restated December 30, 1994 (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

  4.1 Indenture dated as of August 7, 1997 relating to the Registrant's 9 5/8% Senior Secured Notes due 2007 (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed September 4,
               1997).

  4.2 First Supplemental Indenture Dated as of March 15, 2002 to Indenture Dated as of August 7, 1997 Between Registrant as Issuer and the Bank of New York, as Trustee.

  4.3 Second Supplemental Indenture Dated as of March 15, 2002 to Indenture Dated as of August 7, 1997 Between Registrant as Issuer and the Bank of New York, as Trustee.

  4.4 Amended and Restated Revolving Loan And Security Agreement dated as of December 29, 1995 between the Company and Congress Financial Corporation (Central). (Incorporated by reference to
               Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 1995).

  4.5 First Amendment to Amended and Restated Revolving Loan And Security Agreement dated as of September 27, 1996 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1996).

  4.6 Second Amendment to Amended and Restated Revolving Loan And Security Agreement dated as of August 4, 1997 between Registrant and Congress Financial Corporation (Central).

Exhibit No.                          Exhibit

  4.7 Third Amendment to Amended and Restated Revolving Loan And Security Agreement dated as of May 14, 1999 between Registrant and Congress Financial Corporation (Central).

  4.8 Fourth Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of December 31, 1999 between Registrant and Congress Financial Corporation (Central)
               (Incorporated by reference to Exhibit 4.4 to the Registrant's Form 10-K for the year ended December 31, 1999).

  4.9 Fifth Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of February 3, 2000 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.6 to the Registrant's Form 10-K for the year ended December 31, 1999).

 4.10          Sixth  Amendment  to  Amended  and  Restated  Revolving  Loan and
               Security   Agreement   dated  as  of  January  17,  2001  between
               Registrant and Congress Financial Corporation (Central).

 4.11          Seventh  Amendment  to Amended and  Restated  Revolving  Loan and
               Security   Agreement   dated  as  of  November  1,  2001  between
               Registrant and Congress Financial Corporation (Central).

 4.12          Eighth  Amendment  to Amended  and  Restated  Revolving  Loan and
               Security   Agreement  dated  as  of  December  31,  2001  between
               Registrant and Congress Financial Corporation (Central).

 4.13          Ninth  Amendment  to  Amended  and  Restated  Revolving  Loan and
               Security   Agreement   dated  as  of  January  31,  2002  between
               Registrant and Congress Financial Corporation (Central).

 4.14          Tenth  Amendment  to  Amended  and  Restated  Revolving  Loan and
               Security   Agreement  dated  as  of  February  28,  2002  between
               Registrant and Congress Financial Corporation (Central).

 4.15 Eleventh Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of March 15, 2002 between Registrant and Congress Financial Corporation (Central).

 4.16 Twelfth Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of March 15, 2002 between Registrant and Congress Financial Corporation (Central).

 4.17 Loan Agreement dated as of March 13, 2002 between Registrant and the County of Peoria, Illinois.

 4.18 Subordinate Security Agreement dated as of March 13, 2002 made by Registrant in favor of the County of Peoria, Illinois.

 4.19 Amended and Restated EWP Bridge Loan Agreement dated as of November 21, 2001, by and between Registrant and EWP Financial LLC.

 4.20 First Amendment to Amended and Restated EWP Bridge Loan Agreement dated as of March 18, 2002, by and between Registrant and EWP Financial LLC.

 4.21 Stock Pledge Agreement dated as of November 21, 2001, by and between Registrant and EWP Financial LLC.

Exhibit No.                          Exhibit

 4.22 Form of Registrant's 6% Subordinated Unsecured Note dated as of March 15, 2002.

 4.23 Form of Registrant's 8% Subordinated Secured Note dated as of March 15, 2002.

 4.24 Indenture Dated as of March 15, 2002, related to Registrant's 8% Subordinated Secured Notes Between Registrant as Issuer, and U.S. Bank National Association, as Trustee.

 10.1 Intercorporate Services Agreement with Contran Corporation dated as of January 1, 2001.

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

 10.4* Keystone Consolidated Industries, Inc. 1992 Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit 99.2 to Registrant's Registration Statement on Form S-8 (Registration No. 33-63086)).

 10.5* Keystone Consolidated Industries, Inc. 1997 Long-Term Incentive Plan. (Incorporated by reference to Appendix A to Registrant's
               Schedule 14A filed April 25, 1997).

 10.6*         Amendment  to the Keystone  Consolidated  Industries,  Inc.  1997
               Long-Term   Incentive   Plan.   (Incorporated   by  reference  to
               Registrant's Schedule 14A filed April 24, 1998.)

 10.7* Form of Deferred Compensation Agreement between the Registrant and certain executive officers. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-3919) for the quarter ended March 31, 1999).

 10.8 Account Reconciliation Agreement dated as of March 12, 2002 between Registrant and Central Illinois Light Company.

 10.9 Account Reconciliation Agreement dated as of March 11, 2002 between Registrant and PSC Metals, Inc.

 21            Subsidiaries of the Company.

 23.1          Consent of PricewaterhouseCoopers LLP

 99            Annual  report  of the  Keystone  Consolidated  Industries,  Inc.
               Deferred Incentive Plan (Form 11-K) to be filed under Form 10-K/A to this Annual Report on Form 10-K within 180 days after December 31, 2001.

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 2001.

     *Management contract, compensatory plan or agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated April 15, 2002, thereunto duly authorized.

                                KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                           (Registrant)



                                /s/ GLENN R. SIMMONS
                                    -----------------------------------
                                    Glenn R. Simmons
                                    Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and dated as of April 15, 2002 by the following persons on behalf of the registrant and in the capacities indicated:


/s/ GLENN R. SIMMONS                         /s/ WILLIAM SPIER
-----------------------------------          -----------------------------------
Glenn R. Simmons                             William Spier
Chairman of the Board                        Director


/s/ J. WALTER TUCKER, JR.                    /s/ STEVEN L. WATSON
---------------------------                  -----------------------------------
J. Walter Tucker, Jr.                        Steven L. Watson
Vice Chairman of the Board                   Director


/s/ THOMAS E. BARRY                          /s/ DAVID L. CHEEK
------------------------------------         -----------------------------------
Thomas E. Barry                              David L. Cheek
Director                                     President and
                                             Chief Operating Officer


/s/ PAUL M. BASS, JR.                        /s/ BERT E. DOWNING, JR.
------------------------------------         --------------------------
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

             KEYSTONE CONSOLIDATED INDUSTRIES, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                            Items 8, 14(a) and 14(d)

   Index of Consolidated Financial Statements and Financial Statement Schedule

                                                                         Page
Financial Statements

  Report of Independent Accountants                                       F-2

  Consolidated Balance Sheets -
   December 31, 2000 and 2001                                             F-3

  Consolidated Statements of Operations -
   Years ended December 31, 1999, 2000 and 2001                           F-5

  Consolidated Statements of Stockholders' Equity (Deficit) -
   Years ended December 31, 1999, 2000 and 2001                           F-6

  Consolidated Statements of Cash Flows -
   Years ended December 31, 1999, 2000 and 2001                           F-7

  Notes to Consolidated Financial Statements                              F-9

Financial Statement Schedule

  Schedule II - Valuation and Qualifying Accounts                         S-1

     Schedules I, III and IV are omitted because they are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Keystone Consolidated Industries, Inc.


     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Keystone Consolidated Industries, Inc. and Subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.






PricewaterhouseCoopers LLP

Dallas, Texas
March 29, 2002

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 2001
                        (In thousands, except share data)


              ASSETS                                       2000            2001
                                                          ------          ------

Current assets:
  Notes and accounts receivable, net of allowances
    of $1,681 and $2,858 .........................       $ 21,813       $ 29,411
  Inventories ....................................         52,004         40,912
  Deferred income taxes ..........................         16,828          9,778
  Prepaid expenses and other .....................            786          3,211
                                                         --------       --------

      Total current assets .......................         91,431         83,312
                                                         --------       --------

Property, plant and equipment:
  Land, buildings and improvements ...............         55,297         55,520
  Machinery and equipment ........................        311,063        311,336
  Construction in progress .......................          1,335            700
                                                         --------       --------
                                                          367,695        367,556
  Less accumulated depreciation ..................        222,999        237,956
                                                         --------       --------

      Net property, plant and equipment ..........        144,696        129,600
                                                         --------       --------

Other assets:
  Restricted investments .........................          5,969          5,675
  Prepaid pension cost ...........................        126,506        131,985
  Deferred income taxes ..........................         10,696         11,844
  Deferred financing costs .......................          2,685          2,295
  Goodwill .......................................            877            752
  Other ..........................................          2,843          1,437
                                                         --------       --------

      Total other assets .........................        149,576        153,988
                                                         --------       --------

                                                         $385,703       $366,900
                                                         ========       ========

          See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2000 and 2001
                        (In thousands, except share data)



  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                           2000           2001
                                                          ------         ------

Current liabilities:
  Notes payable and current maturities of
    long-term debt .................................    $  45,728     $  46,332
  Accounts payable .................................       34,614        23,014
  Payables to affiliates ...........................         --             633
  Accrued OPEB cost ................................        8,767         7,215
  Other accrued liabilities ........................       41,565        37,100
                                                        ---------     ---------

      Total current liabilities ....................      130,674       114,294
                                                        ---------     ---------

Noncurrent liabilities:
  Long-term debt ...................................      100,280       100,123
  Accrued OPEB cost ................................       98,015       101,810
  Negative goodwill ................................       21,353        19,998
  Other ............................................        9,323        31,010
                                                        ---------     ---------

      Total noncurrent liabilities .................      228,971       252,941
                                                        ---------     ---------

Minority interest ..................................         --               1
                                                        ---------     ---------

Stockholders' equity (deficit):
  Common stock, $1 par value, 12,000,000 shares
    authorized; 10,063,103 shares issued at
    stated value ...................................       10,792        10,792
  Additional paid-in capital .......................       53,071        53,071
  Accumulated deficit ..............................      (37,793)      (64,187)
  Treasury stock - 1,134 shares, at cost ...........          (12)          (12)
                                                        ---------     ---------

      Total stockholders' equity (deficit) .........       26,058          (336)
                                                        ---------     ---------

                                                        $ 385,703     $ 366,900
                                                        =========     =========



Commitments and contingencies (Notes 12, 13 and 14).

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1999, 2000 and 2001
                      (In thousands, except per share data)



                                                 1999           2000        2001
                                                ------        --------     ------

Revenues and other income:
  Net sales ...............................   $ 355,688    $ 338,321    $ 308,670
  Interest ................................         452          599          253
  Other, net ..............................         463          183          565
                                              ---------    ---------    ---------

                                                356,603      339,103      309,488
                                              ---------    ---------    ---------

Costs and expenses:
  Cost of goods sold ......................     332,644      331,167      295,339
  Selling .................................       6,845        6,737        6,378
  General and administrative ..............      20,850       18,388       19,070
  Overfunded defined benefit pension credit      (5,610)        (380)      (5,479)
  Interest ................................      14,058       15,346       14,575
                                              ---------    ---------    ---------

                                                368,787      371,258      329,883
                                              ---------    ---------    ---------

                                                (12,184)     (32,155)     (20,395)
    Equity in losses of Alter Recycling
      Company L.L.C .......................         (54)        (281)        --
                                              ---------    ---------    ---------

      Loss before income taxes ............     (12,238)     (32,436)     (20,395)

Provision for income taxes (benefit) ......      (4,754)     (11,370)       5,998

Minority interest in after-tax earnings ...        --           --              1
                                              ---------    ---------    ---------

      Net loss ............................   $  (7,484)   $ (21,066)   $ (26,394)
                                              =========    =========    =========


Basic and diluted net loss per share ......   $    (.75)   $   (2.10)   $   (2.62)
                                              =========    =========    =========

Basic and diluted weighted average common
 and common equivalent shares outstanding .       9,904       10,039       10,062
                                              =========    =========    =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 1999, 2000 and 2001
                                 (In thousands)




                                                Additional
                               Common stock       paid-in  Accumulated Treasury
                              Shares   Amount     capital   (deficit)    stock    Total

Balance - December 31, 1998    9,839   $10,569   $51,763   $ (9,243)   $(12)   $ 53,077

Net loss ..................     --        --        --       (7,484)    --       (7,484)
Issuance of stock .........       87        87       635       --       --          722
                              ------   -------   -------   --------    ----    --------

Balance - December 31, 1999    9,926    10,656    52,398    (16,727)    (12)     46,315

Net loss ..................     --        --        --      (21,066)    --      (21,066)
Issuance of stock .........      136       136       673       --       --          809
                              ------   -------   -------   --------    ----    --------

Balance - December 31, 2000   10,062    10,792    53,071    (37,793)    (12)     26,058

Net loss ..................     --        --        --      (26,394)    --      (26,394)
                              ------   -------   -------   --------    ----    --------

Balance - December 31, 2001   10,062   $10,792   $53,071   $(64,187)   $(12)   $   (336)
                              ======   =======   =======   ========    ====    ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 2000 and 2001
                                 (In thousands)


                                                 1999        2000         2001
                                                -------     -------      ------

Cash flows from operating activities:
  Net loss .................................   $ (7,484)   $(21,066)   $(26,394)
  Depreciation and amortization ............     21,051      17,224      16,992
  Amortization of deferred financing costs .        519         479         540
  Deferred income taxes ....................     (3,363)    (11,229)      5,902
  Other, net ...............................     (3,089)     (1,883)      3,780
  Change in assets and liabilities:
    Notes and accounts receivable ..........      4,323      11,605      (8,310)
    Inventories ............................    (14,685)     14,080      10,354
    Prepaid pension cost ...................     (5,610)       (380)     (5,479)
    Accounts payable .......................     (1,923)      3,855     (10,616)
    Other, net .............................     11,312       1,236      15,329
                                               --------    --------    --------

      Net cash provided by operating
        activities .........................      1,051      13,921       2,098
                                               --------    --------    --------

Cash flows from investing activities:
  Capital expenditures .....................    (16,873)    (13,052)     (3,889)
  Proceeds from sale of business unit ......       --          --           757
  Other, net ...............................        729         (20)        587
                                               --------    --------    --------

      Net cash used by investing activities     (16,144)    (13,072)     (2,545)
                                               --------    --------    --------

Cash flows from financing activities:
  Revolving credit facilities, net .........   $ 15,437    $    777    $    992
  Other notes payable and long-term debt:
    Additions ..............................      1,125          26          56
    Principal payments .....................     (1,469)     (1,652)       (601)
                                               --------    --------    --------

    Net cash provided (used) by financing
       activities ..........................     15,093        (849)        447
                                               --------    --------    --------

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1999, 2000 and 2001
                                 (In thousands)


                                                  1999        2000        2001
                                                -------      -------     ------

Cash and cash equivalents:
  Net change from operations, investing
   and financing activities .................       --          --         --

  Balance at beginning of year ..............       --          --         --
                                                --------    --------    -------

  Balance at end of year ....................   $   --      $   --      $  --
                                                ========    ========    =======


Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized ....   $ 13,887    $ 14,867    $ 9,189
    Income taxes paid (refund), net .........     (3,575)       (807)      (194)

  Common stock contributed to employee
    Benefit plan ............................   $    722    $    809    $  --

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

     Principles of consolidation and management's estimates. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2001 presentation.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously estimated amounts under different assumptions or conditions.

     Primarily as a result of a $54.7 million pre-tax extraordinary gain from cancellation of indebtedness (See Note 15), management expects to report net income for the year ending December 31, 2002. Keystone management also currently expects to report positive cash flow from operations during 2002. In addition, as a result of the events discussed in Note 15, Keystone's management believes the Company's liquidity in 2002 will be substantially improved over that experienced in 2001. As such, Keystone's management believes its available credit facilities and cash flows from operating activities will be sufficient to fund the anticipated needs of the Company's operations and capital expenditures for the year ending December 31, 2002. However, such expectation is based on various operating assumptions and goals. Failure to achieve these goals could have a material adverse effect on the Company's ability to achieve its intended business objectives and may result in cash flow needs in excess of its current borrowing availability under existing credit facilities.

     Fiscal year. The Company's fiscal year is 52 or 53 weeks and ends on the last Sunday in December. Each of fiscal 1999 and 2001 were 52-week years, and 2000 was a 53 week year.

     Net sales. Sales are recorded when products are shipped and title and other risks and rewards of ownership have passed to the customer. In general, sales from Keystone's steel and wire products segment include prepaid freight to the customer with the resulting freight cost absorbed by the Company. Keystone's reported sales in 1999, 2000 and 2001 are stated net of shipping and handling costs of $20.6 million, $19.9 million and $19.2 million, respectively. In general, sales from Keystone's lawn and garden products segment are also shipped freight prepaid to the customer with the resulting freight cost absorbed by the Company. Shipping and handling costs of the Company's lawn and garden products segment are included in cost of goods sold and were approximately $345,000, $169,000 and $208,000 in 1999, 2000 and 2001, respectively. The Company adopted Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, as amended in 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue. The impact of adopting SAB No. 101 was not material.

     Inventories. Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 75% and 74% of the inventories held at December 31, 2000 and 2001, respectively. The first-in, first-out or average cost methods are used to determine the cost of all other inventories.

     Property, plant, equipment and depreciation. Property, plant and equipment are stated at cost. Interest cost capitalized in 1999, 2000 and 2001 amounted to $50,000, $124,000 and $17,000 respectively. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. Keystone will perform certain planned major maintenance activities during the year (generally during the fourth quarter). Repair and maintenance costs estimated to be incurred in connection with such planned major maintenance activities are accrued in advance and are included in cost of goods sold.

     Depreciation for financial reporting purposes is computed using principally the straight-line method over the estimated useful lives of 10 to 30 years for buildings and improvements and three to 12 years for machinery and equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Depreciation expense amounted to $21,741,000, $18,252,000 and $18,184,000 during the years ended December 31, 1999, 2000 and 2001, respectively. Upon the sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

     When events or changes in circumstances indicate assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. If the asset being tested for impairment was acquired in a business combination accounted for by the purchase method, any goodwill which arose out of that business combination may also be considered in the impairment test if the goodwill related specifically to the acquired asset and not to other aspects of the acquired business, such as the customer base or product lines. See Note 16.

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

     Environmental liabilities. Keystone records liabilities related to environmental issues at such time as information becomes available and is sufficient to support a reasonable estimate of range of probable loss. If the Company is unable to determine that a single amount in an estimated range is more likely, the minimum amount of the range is recorded. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. At both December 31, 2000 and 2001 Keystone had such assets recorded of approximately $323,000.

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

     Advertising costs. Advertising costs, expensed as incurred, were $.5 million in 1999, $.9 million in 2000 and $.6 million in 2001.

     Loss per share. Basic and diluted loss per share is based upon the weighted average number of common shares actually outstanding during each year. The impact of outstanding stock options was antidilutive. The weighted average number of shares of outstanding stock options which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive approximated 725,000, 795,000 and 651,000 in 1999, 2000 and 2001,
respectively.

     Deferred financing costs. Deferred financing costs relate primarily to the issuance of Keystone's 9 5/8% Senior Secured Notes (the "Senior Notes") and are amortized by the interest method over 10 years (term of the Senior Notes). Deferred financing costs are stated net of accumulated amortization of $1,962,000 and $2,501,000 at December 31, 2000 and 2001, respectively.

     Goodwill. Goodwill, representing the excess of cost over the fair value of the net assets of Engineered Wire Products, Inc., ("EWP") acquired in a business combination accounted for by the purchase method, was amortized by the straight-line method over 10 years through December 31, 2001 and is stated net of accumulated amortization of approximately $352,000 at December 31, 2000 and $477,000 at December 31, 2001. Amortization of goodwill amounted to $113,000 in 1999, and $125,000 in each of 2000 and 2001. Upon adoption of SFAS No. 142, effective January 1, 2002, goodwill will no longer be subject to periodic amortization. See Note 16.

     Negative goodwill. Negative goodwill, representing the excess of fair value over cost of individual net assets acquired in business combinations accounted for by the purchase method, was amortized by the straight-line method over 20 years through December 31, 2001, and is stated net of accumulated amortization of approximately $5,762,000 and $7,118,000 at December 31, 2000 and 2001,
respectively. Amortization of negative goodwill in each of 1999, 2000 and 2001 amounted to $1,356,000. Upon adoption of SFAS No. 142, effective January 1, 2002, negative goodwill will be eliminated as a cumulative effect of change in accounting principle. See Note 16.

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

     Business interruption insurance recoveries. Business interruption insurance recoveries related to production outages due primarily to equipment failures or malfunctions are recorded as a reduction of cost of good sold when the recovery is received. During 1999, 2000 and 2001 Keystone received such business interruption insurance recoveries of approximately $1.6 million, $300,000 and $1.8 million, respectively.

     Derivative activities. Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, Keystone has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were acquired or issued prior to January 1, 1999. Keystone is not a party to any significant derivative or hedging instrument covered by SFAS No. 133 and therefore the Company's financial statements were not impacted by adopting SFAS No. 133.

     Business combinations. Effective July 1, 2001 the Company adopted SFAS No. 141, Business Combinations, for all business combinations initiated on or after July 1, 2001, and all purchase business combinations completed on or after July 1, 2001. Under SFAS No. 141, all business combinations initiated on or after July 1, 2001 will be accounted for by the purchase method, and the pooling-of-interests method is prohibited.

Note 2 - Joint ventures

     In January 1999, Keystone and two unrelated parties formed Garden Zone LLC ("Garden Zone") to supply wire, wood and plastic products to the consumer lawn and garden market. Keystone owns 51% of Garden Zone and, as such, Keystone's consolidated financial statements include the accounts of Garden Zone. Neither Keystone nor the other owners contributed capital or assets to the Garden Zone joint venture, but Keystone did guarantee 51% of Garden Zone's $4 million revolving credit agreement. See Note 4. Garden Zone commenced operations in February 1999 and its earnings since that date, of which 51% accrue to Keystone for financial reporting purposes, have been insignificant.

     In July 1999, Keystone formed Alter Recycling Company, L.L.C. ("ARC"), a joint venture with Alter Peoria, Inc., to operate a scrap recycling operation at Keystone's facility in Peoria, Illinois. ARC sells scrap steel to Keystone and others. Upon formation, Keystone contributed the property and equipment of its Peoria scrap facility (net book value of approximately $335,000) to the joint venture in return for its 50% ownership interest. Keystone is not required to, nor does it currently anticipate it will, make any other contributions to fund or operate this joint venture. Keystone has not guaranteed any debt or other liability of the joint venture. Keystone recognized no gain or loss upon formation of ARC and the investment in ARC is accounted for by the equity method. In addition, Keystone sold its scrap facility's existing inventory to ARC upon commencement of ARC's operations. At December 31, 2000 and 2001, due to operating losses incurred by ARC, Keystone had reduced its investment in ARC to zero. ARC commenced operations in August 1999 and through December 31, 1999, Keystone purchased approximately $2.7 million of scrap from ARC. During 2000 and 2001, Keystone purchased approximately $7.2 million and $6.0 million, respectively of scrap from ARC. At December 31, 2000 and 2001, ARC owed Keystone approximately $818,000 and $1.0 million respectively, primarily for the scrap inventory purchased by ARC from Keystone at formation, and such amounts are included in notes and accounts receivable. However, during the fourth quarter of 2001, Keystone recorded a $1.0 million charge to provide an allowance for the full amount of the net receivable from ARC. Such allowance is included in allowance for notes and accounts receivable on the December 31, 2001 balance sheet. At December 31, 2000, Keystone owed ARC approximately $171,000 primarily for scrap purchases by Keystone from ARC.

Note 3 - Inventories

                                                                December 31,
                                                             2000          2001
                                                             ----          ----
                                                               (In thousands)
Steel and wire products:
  Raw materials ......................................      $11,101      $ 9,818
  Work in process ....................................        9,492        9,912
  Finished products ..................................       23,954       16,132
  Supplies ...........................................       15,520       13,446
                                                            -------      -------
                                                             60,067       49,308
  Less LIFO reserve ..................................       11,083       10,768
                                                            -------      -------
                                                             48,984       38,540

Lawn and garden products - finished products .........        3,020        2,372
                                                            -------      -------

                                                            $52,004      $40,912
                                                            =======      =======

Note 4 - Notes payable and long-term debt

                                                               December 31,
                                                         2000             2001
                                                         ----             ----
                                                             (In thousands)

9 5/8% Senior Secured Notes,
 due August 2007 .............................         $100,000         $100,000
Commercial credit agreements:
  Revolving credit facilities:
    Keystone .................................           37,772           40,823
    EWP ......................................            4,203            3,225
    Garden Zone ..............................            2,819            1,738
  Term loan - EWP ............................              164             --
Other ........................................            1,050              669
                                                       --------         --------
                                                        146,008          146,455
  Less current maturities ....................           45,728           46,332
                                                       --------         --------

                                                       $100,280         $100,123

     The Company did not make the scheduled interest payments due August 1, 2001 and February 1, 2002 on its Senior Notes, and accordingly the Senior Notes and the Company's primary revolving credit facility ("the Keystone Revolver") were in technical default as of December 31, 2001. During the first quarter of 2002, $93.9 million principal amount of the Senior Notes and the related accrued and unpaid interest were retired in exchange for various combinations of cash and new debt and equity securities of the Company, and all past due interest amounts on the remaining $6.1 million principal amount of the Senior Notes (including approximately $24,000 of default interest) were paid. See Note 15. After such exchanges and payment of accrued interest, the remaining Senior Notes and the Keystone Revolver are no longer in technical default. Accordingly, the Senior Notes and a portion of the related accrued interest as of December 31, 2001 have been classified as noncurrent liabilities. A portion of the accrued interest related to the Senior Notes as of December 31, 2001 has been classified as a current liability at such date to the extent that such accrued interest was subsequently paid or is expected to be paid during 2002, either under the terms of the existing Senior Notes (for those Senior Notes which remain outstanding), or as part of the consideration received by the Senior note holders (for those Senior Notes which were exchanged, in part, for cash). See Note 8.

     The Keystone Revolver, as amended in April 2002, provides for revolving borrowings of up to $45 million based upon formula-determined amounts of trade receivables and inventories. Borrowings bear interest, at the Company's option, at prime rate plus .5% or LIBOR plus 2.5%, mature no later than March, 2005 and are collateralized by certain of the Company's trade receivables and inventories. In addition, the Keystone Revolver is cross-collateralized with junior liens on certain of the Company's property, plant and equipment. The effective interest rate on outstanding borrowings under the Keystone Revolver was 10.0% and 5.5% at December 31, 2000 and 2001, respectively. At December 31, 2001, $1.2 million of letters of credit were outstanding, and $3.0 million was available for additional borrowings based upon April 2002 amended size of the facility. The Keystone Revolver requires the Company's daily net cash receipts to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances so long as there is an outstanding balance under the Keystone Revolver. Accordingly, any outstanding balances under the Keystone Revolver are always classified as a current liability, regardless of the maturity date of the facility. The Keystone Revolver contains restrictive covenants, including certain minimum working capital and net worth requirements, maintenance of financial ratios requirements and other customary provisions relative to payment of dividends on Keystone's common stock and on the Company's new 10% Pay-In-Kind Preferred Stock (See Note 15).

     EWP's $7 million revolving credit facility (the "EWP Revolver") expires in June 2002. Borrowings under the EWP Revolver bear interest at either the prime rate or LIBOR plus 2.25% (8.7% and 4.2% at December 31, 2000 and 2001, respectively). At December 31, 2001, $3.6 million was available for additional borrowings under the EWP revolver. EWP's accounts receivable, inventories and property, plant and equipment collateralize the EWP Revolver. The EWP Revolver
Agreement contains covenants with respect to working capital, additional borrowings, payment of dividends and certain other matters. Keystone currently intends to renew or replace the EWP Revolver upon its maturity in June 2002.

     Garden Zone has a $4.0 million revolving credit facility (the "Garden Zone Revolver") which, as amended in April 2002, matures on July 2, 2002 and bears interest at the LIBOR rate plus 2.4%. During 2000 and 2001 the Garden Zone Revolver bore interest at the LIBOR rate plus 2% (8.7% and 4.6% at December 31, 2000 and 2001, respectively). Garden Zone's accounts receivable and inventories collateralize the Garden Zone Revolver. At December 31, 2001, approximately $240,000 was available for additional borrowings under the Garden Zone Revolver. Keystone has guaranteed 51% of the outstanding borrowings under the Garden Zone revolver. The Company currently intends to renew or replace the Garden Zone Revolver upon its maturity in July 2002.

     At December 31, 2000 and 2001, other notes payable and long-term debt included $474,000 advanced to Garden Zone by one of its other owners. The advance bears interest at the prime rate. Interest paid on this advance during 1999, 2000 and 2001 amounted to approximately $33,000, $64,000 and $34,000, respectively. Aggregate future maturities of other notes payable and long-term debt at December 31, 2001 amounted to $546,000, $57,000 and $66,000 in 2002,
2003 and 2004, respectively.

     Excluding the Senior Notes, substantially all of the Company's notes payable and long-term debt reprice with changes in interest rates. The aggregate fair value of the Senior Notes, based on quoted market prices at December 31, 2000 and management's estimate of fair value at December 31, 2001, approximated $42.5 million and $25.0 million, respectively. The book value of all other indebtedness is deemed to approximate market value.

Note 5 - Income taxes

     At December 31, 2001, the Company expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax attributes. However, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices; financial restructuring efforts and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes a portion of the gross deferred tax assets may not currently meet the "more-likely-than-not" realizability test. As such, during the fourth quarter of 2001, the Company provided a deferred tax asset valuation allowance of approximately $14.5 million. The resulting net deferred tax asset of approximately $21.6 million at December 31, 2001 approximates the tax expense for financial reporting purposes which will be recorded during the first quarter of 2002 related to the cancellation of indebtedness income resulting from the events described in Note 15.

     Summarized below are (i) the differences between the provision (benefit) for income taxes and the amounts that would be expected using the U. S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision (benefit) for income taxes.

                                                     Years ended December 31,
                                                    1999       2000          2001
                                                    ----       ----          ----
                                                           (In thousands)

Expected tax benefit, at statutory rate ......   $ (4,283)   $(11,353)   $ (7,138)
U.S. state income taxes (benefit), net .......       (157)        157        (399)
Amortization of goodwill and negative goodwill       (435)       (431)       (431)
Deferred tax asset valuation allowance .......       --          --        14,510
Other, net ...................................        121         257        (544)
                                                 --------    --------    --------

Provision (benefit) for income taxes .........   $ (4,754)   $(11,370)   $  5,998
                                                 ========    ========    ========

Provision (benefit) for income taxes:
  Currently payable (refundable):
    U.S. federal .............................   $   (930)   $   (278)   $    (37)
    U.S. state ...............................       (461)        137         133
                                                 --------    --------    --------

      Net currently payable (refundable) .....     (1,391)       (141)         96
  Deferred income taxes, net .................     (3,363)    (11,229)      5,902
                                                 --------    --------    --------

                                                 $ (4,754)   $(11,370)   $  5,998
                                                 ========    ========    ========

     At  December  31,  2001,   Keystone  had  approximately   $6.3  million  of
alternative minimum tax credit carryforwards which have no expiration date.

     At December 31, 2001, the Company had $24.7 million of net operating loss carryforwards expiring in 2003 through 2010 which may only be used to reduce future taxable income of an acquired subsidiary and which are limited in utilization to approximately $1.9 million per year. At December 31, 2001 Keystone has other net operating loss carryforwards of approximately $64.7 million which expire in 2019 through 2021, and which may be used to reduce future taxable income of the entire Company.

     The components of the net deferred tax asset are summarized below.

                                                                           December 31,
                                                                        ----------------------
                                                                  2000                  2001
                                                          ---------------------------------------------
                                                          Assets   Liabilities    Assets    Liabilities
                                                                       (In thousands)

Tax effect of temporary differences relating to:
  Inventories .......................................   $  2,639    $   --      $  2,453    $   --
  Property and equipment ............................       --        (5,738)       --        (5,513)
  Prepaid pension ...................................       --       (49,337)       --       (51,474)
  Accrued OPEB cost .................................     41,633        --        42,507
  Accrued liabilities and other deductible
   Differences ......................................     14,811        --        14,130        --
  Other taxable differences .........................       --        (6,298)       --        (6,260)
  Net operating loss carryforwards ..................     23,554        --        34,029        --
  Alternative minimum tax credit carryforwards ......      6,260        --         6,260        --
  Deferred tax asset valuation allowance ............       --          --       (14,510)       --
                                                        --------    --------    --------    --------

    Gross deferred tax assets .......................     88,897     (61,373)     84,869     (63,247)
Reclassification, principally netting by tax
 jurisdiction .......................................    (61,373)     61,373     (63,247)     63,247
                                                        --------    --------    --------    --------

    Net deferred tax asset ..........................     27,524        --        21,622        --
Less current deferred tax asset, net of pro rata
 allocation of deferred tax asset valuation allowance     16,828        --         9,778        --
                                                        --------    --------    --------    --------

    Noncurrent net deferred tax asset ...............   $ 10,696    $   --      $ 11,844    $   --
                                                        ========    ========    ========    ========

Note 6 - Stock options, warrants and stock appreciation rights plan

     In 1997, Keystone adopted its 1997 Long-Term Incentive Plan (the "1997 Plan"). Under the 1997 Plan, the Company may make awards that include, but need not be limited to, one or more of the following types: stock options, stock appreciation rights, restricted stock, performance grants and any other type of award deemed consistent with the purposes of the plan. Subject to certain adjustments, an aggregate of not more than 500,000 shares of Keystone's common stock may be issued under the 1997 Plan. Stock options granted under the 1997 Plan may include options that qualify as incentive stock options as well as options which are not so qualified. Incentive stock options are granted at a price not less than 100%, or in certain instances, 110% of a fair market value of such stock on the date of the grant. Stock options granted under the 1997 Plan may be exercised over a period of ten, or in certain instances, five years. The vesting period, exercise price, length of period during which awards can be exercised, and restriction periods of all awards are determined by the Incentive Compensation Committee of the Board of Directors. At December 31, 2001, there were 432,000 options outstanding under this plan.

     During 1997, the Company granted all remaining options available under Keystone's 1992 Option Plan. At December 31, 2001, there were 206,300 options outstanding under this plan. Also during 1997, the Company terminated its 1992 Non-Employee Director Stock Option Plan (the "Director Plan"). At December 31, 2001, there were 3,000 options outstanding under this plan.

     Changes in outstanding options, including options outstanding under the former 1992 Option Plan, the Director Plan and 15,000 options outstanding under another plan which was terminated in a prior year, all pursuant to which no further grants can be made are summarized in the table below.

                                                                              Price per           Amount payable
                                                            Options            share              upon exercise

Outstanding at December 31, 1998                              402,066      $8.13 -$13.94              $3,653,724

  Granted                                                     342,000       7.63 -  9.19               3,124,938
  Canceled                                                    (16,000)      8.38 - 13.94                (191,438)
                                                              -------      -------------              ----------

Outstanding at December 31, 1999                              728,066       7.63 - 13.94               6,587,224

  Granted                                                     146,000       4.25 -  5.50                 765,500
  Canceled                                                   (116,000)      5.13 - 13.38              (1,035,594)
                                                             --------      -------------             -----------

Outstanding at December 31, 2000                              758,066       4.25 - 13.94               6,317,130

  Canceled                                                   (101,766)      5.13 - 13.94                (863,624)
                                                             --------      -------------             -----------

Outstanding at December 31, 2001                              656,300      $4.25 -$13.94             $ 5,453,506
                                                             ========      =============             ===========

     The following table summarizes weighted average information about fixed stock options outstanding at December 31, 2001.

                                          Outstanding                                      Exercisable
                                                 Weighted Average                                 Weighted Average
       Range of                           Remaining                                        Remaining
       Exercise                          Contractual        Exercise                      Contractual        Exercise
        Prices             Options          Life              Price        Options           Life              Price
      ----------           -------       -----------        --------       -------        -----------        -------

$ 4.25-$ 5.50            114,500            8.2 years         $ 5.24      37,785             8.2 years        $ 5.24
$ 7.63-$10.25            506,800            5.7 years         $ 8.65     428,425             5.4 years        $ 8.56
$12.86-$13.94             35,000            3.5 years         $13.48      35,000             3.5 years        $13.48
                         -------                                         -------
                         656,300            6.0 years         $ 8.31     501,210             5.5 years        $ 8.65
                         =======                                         =======

     At December 31, 2001, options to purchase 501,210 shares were exercisable (none at prices lower than the December 31, 2001 quoted market price of $.65 per share) and options to purchase an additional 117,305 shares will become exercisable in 2002. At December 31, 2001, an aggregate of 68,000 shares were available for future grants under the 1997 Plan.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options granted subsequent to 1994 in accordance with the fair value based accounting method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for options granted in 1999 and 2000. There were no options granted in 2001.

                                                           Years ended December 31,
                                                            1999            2000
                                                            ----            ----

Risk-free interest rate .........................            5.5%          6.66%
Dividend yield ..................................           --             --
Volatility factor ...............................             43%            45%
Weighted average expected life ..................          10 years       10 years

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and basic and diluted net loss per common share were as follows:

                                                                                  Years ended December 31,

                                                                             1999           2000            2001
                                                                             ----           ----            ----
                                                                                  (In thousands except per
                                                                                        share amounts)

Net loss  -  as reported                                                $(7,484)        $(21,066)      $(26,394)
Net loss  -  pro forma                                                  $(8,228)        $(21,639)      $(26,892)
Basic and diluted net loss per share
 - as reported                                                          $  (.75)        $  (2.10)      $  (2.62)
Basic and diluted net loss per share
 - pro forma                                                            $  (.83)        $  (2.16)      $  (2.67)
Weighted average fair value per share of
  options granted during the year                                       $  5.66         $   3.52       $   -

Note 7 - Pensions and other post retirement benefits plans

     Keystone sponsors several pension plans and other post retirement benefit plans for its employees and certain retirees. Under plans currently in effect, most active employees would be entitled to receive OPEB upon retirement. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 2000 and 2001:

                                                Pension Benefits            Other Benefits
                                                -----------------         -----------------
                                                2000         2001         2000         2001
                                                ----         ----         ----         ----
                                                             (In thousands)

Change in benefit obligation:
  Benefit obligation at beginning of year    $ 298,130    $ 308,494    $ 101,523    $ 106,703
  Service cost ...........................       2,915        2,954        1,623        1,506
  Interest cost ..........................      21,333       21,419        7,427        9,739
  Plan participants' contributions .......        --           --            587          933
  Actuarial loss .........................       4,765        6,702        6,357       44,146
  Termination benefits for early
   retirement window .....................       4,367         --           --           --
  Benefits paid ..........................     (23,016)     (25,463)     (10,814)     (10,729)
                                             ---------    ---------    ---------    ---------
  Benefit obligation at end of year ......     308,494      314,106      106,703      152,298
                                             ---------    ---------    ---------    ---------

Change in plan assets:
  Fair value of plan assets at beginning
    of year ..............................     336,673      343,501         --           --
  Actual return on plan assets ...........      29,844       14,952         --           --
  Company contributions ..................        --           --         10,227        9,796
  Plan participants' contributions .......        --           --            587          933
  Benefits paid ..........................     (23,016)     (25,463)     (10,814)     (10,729)
                                             ---------    ---------    ---------    ---------

  Fair value of plan assets at end of year     343,501      332,990         --           --
                                             ---------    ---------    ---------    ---------

Funded status ............................      35,007       18,884     (106,703)    (152,298)
Unrecognized net loss ....................      77,883      100,367        3,100       46,109
Unrecognized prior service cost (credit) .      13,616       12,734       (3,179)      (2,836)
                                             ---------    ---------    ---------    ---------

Prepaid (accrued) benefit cost ...........     126,506      131,985     (106,782)    (109,025)

Less current portion .....................        --           --         (8,767)      (7,215)
                                             ---------    ---------    ---------    ---------

Noncurrent portion .......................   $ 126,506    $ 131,985    $ (98,015)   $(101,810)
                                             =========    =========    =========    =========

     The  assumptions   used  in  the  measurement  of  the  Company's   benefit
obligations at December 31, are shown in the following table:

                                        Pension Benefits         Other Benefits
                                     ---------------------    -------------------
                                     1999    2000     2001    1999   2000    2001
                                     ----    ----     ----    ----   ----    ----

Discount rate ...................     7.5%   7.25%     7.0%    7.5%  7.25%    7.0%
Expected return on plan assets ..    10.0%   10.0%    10.0%   --     --      --
Rate of compensation increase ...     3.0%    3.0%     3.0%   --     --      --

     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31,:

                                               Pension Benefits                   Other Benefits
                                        ---------------------------        ---------------------------
                                        1999        2000       2001        1999       2000        2001
                                        ----        ----       ----        ----       ----        ----
                                                                 (In thousands)

Service cost .....................   $  3,074    $  2,915    $  2,954    $ 1,986    $ 1,623    $  1,506
Interest cost ....................     21,008      21,333      21,419      7,030      7,427       9,739
Expected return on plan assets ...    (34,219)    (32,544)    (33,142)      --         --          --
Amortization of unrecognized:
  Net obligation as of
    January 1, 1987 ..............      1,810       1,199        --         --         --
  Prior service cost .............        511         882         882       (343)      (343)       (343)
  Net loss .......................      2,206       2,112       2,408       --         --         1,137
                                     --------    --------    --------    -------    -------    --------

Net periodic benefit cost (credit)     (5,610)     (4,103)     (5,479)   $ 8,673    $ 8,707    $ 12,039
                                     ========     ========   ========    =======    =======    ========
Termination benefits for early
  retirement window                      -          3,723        -
                                     --------     --------   -------

Total pension cost (credit)          $ (5,610)     $ (380)  $ (5,479)
                                     ========    ========   ========

     During the fourth quarter of 2000, in connection with Keystone's cost reduction plans, the Company offered a group of salaried employees enhanced pension benefits if they would retire by December 31, 2000, resulting in the $3.7 million charge for termination benefits for early retirement window.

     During the fourth quarter of 2001, based on an actuarial valuation, the Company recorded an increase in 2001 OPEB expense and liability of approximately $2.9 million resulting in OPEB expense for the year 2001 of approximately $12.0 million. The Company had previously estimated OPEB expense for 2001 would approximate $9.1 million.

     At December 31, 2001, substantially all of Keystone's defined benefit pension plan's (the "Plan") net assets were invested in a collective investment trust (the "Collective Trust") established by Valhi, Inc. ("Valhi"), a majority-owned subsidiary of Contran, to permit the collective investment by certain master trusts which fund certain employee benefit plans maintained by Contran, Valhi and related companies, including the Company. The remainder of the Plan's assets at December 31, 2001 were invested in investment partnerships, mortgages and other short-term investments. Harold C. Simmons is the sole trustee of the Collective Trust. Mr. Simmons and two members of Keystone's board of directors and Master Trust Investment Committee comprise the Trust Investment Committee for the Collective Trust. Neither Mr. Simmons nor the Keystone directors receive any compensation for serving in such capacities.

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

     For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5% in 2005 and remain at that level thereafter.

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

                                                   Change in Health Care Cost Trend
                                                      1% Increase      1% Decrease
                                                              (In thousands)

Increase (decrease):
  Effect on total of service and interest
    cost components for the year ended
  December 31, 2001 ............................        $ 2,370        $ (1,949)

Effect on postretirement benefit
  obligation at December 31, 2001 ..............        $31,343        $(25,956)

     The Company also maintains several defined contribution pension plans. Expense related to these plans was $2.9 million in 1999, $2.8 million in 2000 and $1.6 million in 2001.

Note 8 - Other accrued liabilities

                                                               December 31,
                                                           2000            2001
                                                           ----            ----

Current:
  Employee benefits ..............................        $12,137        $11,168
  Self insurance .................................          7,993          8,906
  Environmental ..................................          8,398          8,068
  Deferred vendor payments .......................           --            2,488
  Interest .......................................          4,160          1,287
  Legal and professional .........................            836            887
  Disposition of former facilities ...............            384            530
  Unearned revenue ...............................          3,008              6
  Other ..........................................          4,649          3,760
                                                          -------        -------

                                                          $41,565        $37,100
                                                          =======        =======
Noncurrent:
  Deferred vendor payments .......................        $  --          $13,648
  Interest .......................................           --            7,735
  Environmental ..................................          8,395          7,508
  Workers compensation payments ..................            593          1,762
  Other ..........................................            335            357
                                                          -------        -------

                                                          $ 9,323        $31,010
                                                          =======        =======

     Noncurrent accrued interest is discussed in Note 15.

     As further discussed in Note 15, during March 2002, the Company entered into agreements with certain vendors whereby the Company agreed that it would repay the vendors approximately $16.1 million owed to the vendors at December 31, 2001, over a five-year period with no interest. Accordingly, the Company reclassified this amount from accounts payable to current and noncurrent accrued liabilities.

Note 9 - Related party transactions

     The Company may be deemed to be controlled  by Harold C. Simmons.  See Note
1. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. The Company continuously considers, reviews and evaluates, and understands that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future.

     It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

     J. Walter Tucker, Jr., Vice Chairman of the Company, is a principal stockholder of Tucker & Branham, Inc., Orlando, Florida. Although the Company does not pay Mr. Tucker a salary, the Company has contracted with Tucker & Branham, Inc. for management consulting services by Mr. Tucker. Fees paid to Tucker & Branham, Inc. were $66,000 in 1999, $87,000 in 2000 and $52,000 in
2001.

     Under the terms of an intercorporate services agreement ("ISA") entered into between the Company and Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the Company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of Contran to the affairs of the Company, and the compensation of such persons. Because of the large number of companies affiliated with Contran, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. The ISA agreement is reviewed and approved by the applicable independent directors of the Company. The ISA fees charged by Contran to the Company aggregated approximately $656,000 in 1999, $750,000 in 2000 and $1,005,000 in 2001. At December 31, 2001, the Company
owed Contran approximately $633,000, primarily for ISA fees. Such amount is included in payables to affiliates on the Company's balance sheet. In addition, Keystone purchased certain aircraft services from Valhi in the amount of $175,000 in 1999, $111,000 in 2000 and $124,000 in 2001.

     Tall Pines Insurance Company ("Tall Pines"), Valmont Insurance Company ("Valmont") and EWI RE, Inc. ("EWI") provide for or broker certain of Keystone's insurance policies. Tall Pines is a wholly-owned captive insurance company of Tremont Corporation ("Tremont"), a company controlled by Contran. Valmont is a wholly-owned captive insurance company of Valhi. Parties related to Contran own all of the outstanding common stock of EWI. Through December 31, 2000, a son-in-law of Harold C. Simmons managed the operations of EWI. Subsequent to December 31, 2000, such son-in-law provides advisory services to EWI as requested by EWI. Consistent with insurance industry practices, Tall Pines,
Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. During 1999, 2000 and 2001, the Company and it subsidiaries paid approximately $2.7 million, $2.0 million and $2.2 million, respectively, for policies provided or brokered by Tall Pines, Valmont and/or EWI. These amounts principally include payments for reinsurance and insurance premiums paid to unrelated third parties, but also include commissions paid to Tall Pines, Valmont and EWI. In the Company's opinion, the amounts that Keystone and its subsidiaries paid for these insurance policies are reasonable and similar to those they could have obtained through unrelated insurance companies and/or brokers. The Company expects that these relationships with Tall Pines, Valmont and EWI will continue in 2002.

     Dallas Compressor Company, a wholly-owned subsidiary of Contran sells compressors and related services to Keystone. During 1999, 2000 and 2001 Keystone purchased products and services from Dallas Compressor Company in the amount of $170,000, $67,000 and $31,000, respectively.

     During 2001, Garden Zone paid approximately $60,000 to one of its other owners for accounting and financial services.

     EWP Financial, LLC, a wholly-owned subsidiary of Contran, has agreed to loan the Company up to an aggregate of $6 million through December 31, 2002. Borrowings bear interest at the prime rate plus 3%, and are collateralized by the stock of EWP. In addition, the Company pays a commitment fee of .375% on the unutilized portion of the facility. At December 31, 2001, no amounts were outstanding under the facility, and $6 million was available for borrowing by the Company. During 2001, the Company paid Contran an up-front facility fee of $120,000 related to this facility. The terms of this loan were approved by the independent directors of the Company.

Note 10 - Quarterly financial data (unaudited)

                                         March 31,   June 30,  September 30, December 31,
                                         ---------   --------   ---------     ---------
                                             (In thousands, except per share data)

Year ended December 31, 2001:
  Net sales ..........................   $ 77,763    $ 86,294    $ 82,329    $ 62,284
  Gross profit (loss) ................      1,406       5,833       6,636        (544)

  Net loss ...........................   $ (3,706)   $ (1,628)   $ (1,250)   $(19,810)
                                         ========    ========    ========    ========

  Basic and diluted net loss per share   $   (.37)   $   (.16)   $   (.12)   $  (1.97)
                                         ========    ========    ========    ========

Year ended December 31, 2000:
  Net sales ..........................   $ 96,422    $ 95,382    $ 82,787    $ 63,730
  Gross profit .......................      6,441       3,867       3,943      (7,097)

  Net loss ...........................   $ (1,932)   $ (3,395)   $ (3,093)   $(12,646)
                                         ========    ========    ========    ========

  Basic and diluted net loss per share   $   (.19)   $   (.34)   $   (.31)   $  (1.26)
                                         ========    ========    ========    ========

     During the fourth quarter of 2000, the Company offered a group of salaried employees enhanced pension benefits if they could retire by December 31, 2000, resulting in a $3.7 million charge for termination benefits for early retirement window.

     During the fourth quarter of 2001, the Company recorded a (i) $1.0 million charge to provide an allowance for the full amount of the net receivable from ARC, and (ii) a $14.5 million charge to provide a deferred tax asset valuation allowance for the portion of the Company's deferred tax asset that the Company believes does not currently meet the "more-likely-than-not" realizability test.

     During the fourth quarter of 2001, based on an actuarial valuation, the Company recorded an increase in 2001 OPEB expense and liability of approximately $2.9 million resulting in OPEB expense for the year 2001 of approximately $12.0 million. The Company had previously estimated OPEB expense for 2001 would approximate $9.1 million.

     During the fourth quarter of 2001, Keystone recorded a $1.3 million benefit as a result of a favorable legal settlement with an electrode vendor related to alleged price fixing.

     See Notes 2, 5 and 7.

Note 11 - Operations

     Keystone's operations are comprised of two segments; the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets and the distribution of wire, wood and plastic products to the consumer lawn and garden markets through Garden Zone. Keystone owns 51% of Garden Zone. The Company's steel and wire products are distributed primarily in the Midwestern and Southwestern United States. Garden Zone's products are distributed primarily in the Southeastern United States.

     In January 2001, Keystone's wholly-owned subsidiary, Fox Valley Steel & Wire ("Fox Valley") sold its business which was located in Hortonville, Wisconsin. The Company did not record any significant gain or loss as a result of the sale. Fox Valley manufactured industrial wire and fabricated wire products (primarily ladder rods and nails). Fox Valley's revenues, in 1999 and 2000 amounted to $11.3 million and $10.3 million, respectively. During 1999 and 2000 Fox Valley recorded operating losses of $67,000 and $686,000, respectively.

Business Segment             Principal entities            Location

Steel and wire products      Keystone Steel & Wire         Peoria, Illinois
                             Sherman Wire                  Sherman, Texas
                             Sherman Wire
                              of Caldwell, Inc.            Caldwell, Texas
                             Keystone Fasteners            Springdale, Arkansas
                             Engineered Wire Products      Upper Sandusky, Ohio

Lawn and garden products     Garden Zone LLC (1)           Charleston, South
                                                            Carolina


(1)      51.0% subsidiary.

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

     Keystone's operating segments are defined as components of consolidated operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company's chief operating decision maker is Mr. David L. Cheek. Each operating segment is separately managed, and each operating segment represents a strategic business unit offering different products.

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

                                    Steel and  Lawn and                Corporate
                                      Wire      Garden     Segment         and
                                    Products   Products     Total     Eliminations    Total
                                                         (In thousands)

Year ended December 31, 2001:

Net sales ......................   $ 300,659    $ 8,483   $ 309,142    $    (472)   $ 308,670
Depreciation and amortization ..      18,215       --        18,215       (1,223)      16,992
Operating profit (loss) ........      (4,673)       210      (4,463)        --         (4,463)
Identifiable segment assets ....     203,060      2,812     205,872      161,028      366,900
Capital expenditures ...........       3,888       --         3,888            1        3,889

Year ended December 31, 2000:

Net sales ......................   $ 331,975    $ 6,760   $ 338,735    $    (414)   $ 338,321
Depreciation and amortization ..      18,446       --        18,446       (1,222)      17,224
Equity in loss of unconsolidated
 affiliate .....................        (281)      --          (281)        --           (281)
Operating profit (loss) ........     (15,760)       345     (15,415)        --        (15,415)
Identifiable segment assets ....     219,662      3,990     223,652      162,051      385,703
Capital expenditures ...........      13,045       --        13,045            7       13,052

Year ended December 31, 1999:

Net sales ......................   $ 344,738    $13,968   $ 358,706    $  (3,018)   $ 355,688
Depreciation and amortization ..      22,282       --        22,282       (1,231)      21,051
Equity in loss of unconsolidated
 affiliate .....................         (54)      --           (54)        --            (54)
Operating profit ...............       2,311        267       2,578         --          2,578
Identifiable segment assets ....     249,165      6,894     256,059      154,859      410,918
Capital expenditures ...........      16,857       --        16,857           16       16,873

                                                     Years ended December 31,
                                                  1999        2000         2001
                                                  ----        ----         ----
                                                         (In thousands)

Operating profit (loss) ....................   $  2,578    $(15,415)   $ (4,463)
Equity in loss of unconsolidated affiliate .        (54)       (281)       --
General corporate items:
  Interest income ..........................        452         599         253
  General income (expenses), net ...........     (1,156)     (1,993)     (1,610)
Interest expense ...........................    (14,058)    (15,346)    (14,575)
                                               --------    --------    --------

  Loss before income taxes .................   $(12,238)   $(32,436)   $(20,395)
                                               ========    ========    ========

     All of the Company's assets are located in the United States. Information concerning geographic concentration of net sales based on location of customer is as follows:

                                                  Year ended December 31,
                                        1999              2000             2001
                                        ----              ----             ----
                                                     (In thousands)

United States ...............         $353,151         $336,288         $307,064
Canada ......................            2,449            1,949            1,217
Mexico ......................             --                  7              189
Great Britain ...............               88               77              100
Japan .......................             --               --                100
                                      --------         --------         --------

                                      $355,688         $338,321         $308,670
                                      ========         ========         ========

Note 12 - Environmental matters

     At December 31, 2001, Keystone's financial statements reflected total accrued liabilities of $15.6 million to cover estimated remediation costs for those environmental matters which Keystone believes are reasonably estimable, including those discussed below. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. Keystone believes it is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to Keystone for sites for which the Company believes it is possible to estimate costs is approximately $22.0 million.

     The Company is currently involved in the closure of inactive waste disposal units at its Peoria facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992. The original closure plan provides for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. The Company recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. The Company adjusts the recorded liability for each Phase as actual remediation costs become known. During 1995, the Company began remediation of Phases II and III and completed these Phases, as well as Phase IV during 1996. During 1998 and 1999 the Company did not have any significant remediation efforts relative to Phases V and VI. During 2000, Keystone began preliminary efforts relative to Phase V. Pursuant to agreements with the IEPA and Illinois Attorney General's office, the Company is depositing $75,000 per quarter into a trust fund. The Company must continue these quarterly deposits and cannot withdraw funds from the trust fund until the fund balance exceeds the sum of the estimated remaining remediation costs plus $2 million. At December 31, 2000 and 2001 the trust fund had balances of $4.4 million and $4.8 million, respectively, which amounts are included in other noncurrent assets because the Company does not expect to have access to any of these funds until after 2002.

     In February 2000, Keystone received a notice from the United States Environmental Protection Agency ("U.S. EPA") giving formal notice of the U.S. EPA's intent to issue a unilateral administrative order to Keystone pursuant to section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"). The draft order enclosed with this notice would require Keystone to: (1) investigate the nature and extent of hazardous constituents present at and released from five alleged solid waste management units at the Peoria facility; (2) investigate hazardous constituent releases from "any other past or present locations at the Peoria facility where past waste treatment, storage or disposal may pose an unacceptable risk to human health and the environment"; (3) complete by June 30, 2001 an "environmental indicators report" demonstrating the containment of hazardous substances that could pose a risk to "human receptors" and further demonstrating that Keystone "has stabilized the migration of contaminated groundwater at or from the facility;" (4) submit by January 30, 2002 proposed "final corrective measures necessary to protect human health and the environment from all current and future unacceptable risks of releases of hazardous waste or hazardous constituents at or from the Peoria facility; and
(5) complete by June 30, 2001 the closure of the sites discussed in the preceding paragraph now undergoing RCRA closure under the supervision of the IEPA. Keystone has complied with deadlines in the draft order. During the fourth quarter of 2000, Keystone entered into a modified Administrative Order on Consent, which may require the Company to conduct cleanup activities at certain solid waste management units at its Peoria facility depending on the results of soil and groundwater sampling and risk assessment to be conducted by Keystone during future periods pursuant to the order.

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

"Superfund" sites

     The Company is subject to federal and state "Superfund" legislation that imposes cleanup and remediation responsibility upon present and former owners and operators of, and persons that generated hazardous substances deposited upon, sites determined by state or federal regulators to contain hazardous substances. Keystone has been notified by U.S. EPA that the Company is a potentially responsible party ("PRP") under the federal "Superfund" legislation for the alleged release or threat of release of hazardous substances into the environment at eight sites. These situations involve cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. Although Keystone believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the "Superfund" sites discussed below, it has only recorded receivables for the estimated insurance recoveries at three of those sites. During 1999, 2000 and 2001, the Company received approximately $725,000, $140,000 and $88,000, respectively, from certain of its insurers in exchange for releasing such insurers from coverage for certain years of environmental related liabilities. Such amounts are included in Keystone's self insurance accruals.

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

     Prior to its acquisition by Keystone, DeSoto, Inc. ("DeSoto") was notified by U.S. EPA that it is one of approximately 50 PRPs at the Chemical Recyclers, Inc. site in Wylie, Texas. In January 1999, DeSoto changed its name to Sherman Wire Company ("Sherman"). Under a consent order with the U.S. EPA, the PRP group has performed a removal action and an investigation of soil and groundwater contamination. Such investigation revealed certain environmental contamination. It is anticipated U.S. EPA will order further remedial action, the exact extent of which is not currently known. Sherman is paying on a non-binding interim basis, approximately 10% of the costs for this site. Remediation costs, at Sherman's present allocation level, are estimated at a range of from $1.5 million to $4 million.

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

     In 1995, DeSoto was notified by the Texas Natural Resource Conservation Commission ("TNRCC") that there were certain deficiencies in prior reports to TNRCC relative to one of its non-operating facilities located in Gainesville, Texas. During 1999, Sherman entered into TNRCC's Voluntary Cleanup Program. Remediation costs are presently estimated to be between $1.2 million and $2 million. Investigation activities are on-going including additional soil and groundwater sampling.

     In December 1991, DeSoto and approximately 600 other PRPs were named in a complaint alleging DeSoto and the PRPs generated wastes that were disposed of at a Pennsauken, New Jersey municipal landfill. The plaintiffs in the complaint were ordered by the court to show in what manner the defendants were connected to the site. The plaintiffs provided an alleged nexus indicating garbage and construction materials from DeSoto's former Pennsauken facility were disposed of at the site and such waste allegedly contained hazardous material to which DeSoto objected. The claim was dismissed without prejudice in August 1993. In 1996, DeSoto received an amended complaint containing the same allegations. This matter is in discovery stage at December 31, 2001. Sherman has denied any liability with regard to this matter and expects to vigorously defend the action.

     Sherman has received notification from the TNRCC stating that DeSoto is a PRP at the Material Recovery Enterprises Site near Ovalo, Texas, with approximately 3% of the total liability. The matter has been tendered to the Valspar Corporation ("Valspar") pursuant to a 1990 agreement whereby Valspar purchased certain assets of DeSoto. Valspar has been handling the matter under reservation of rights. At the request of Valspar, Sherman has signed a participation agreement which would require Sherman to pay no less than 3% of the remediation costs. Valspar continues to pay for legal fees in this matter and has reimbursed Sherman for all assessments.

     In addition to the sites discussed above, Sherman is allegedly involved at various other sites and in related toxic tort lawsuits which it does not currently expect to incur significant liability.

     Under the terms of a 1990 asset sale agreement, DeSoto established two trust funds totaling $6 million to fund potential clean-up liabilities relating to the assets sold. Sherman has access to the trust funds for any expenses or liabilities it incurs relative to environmental claims relating to the sites identified in the trust agreements. The trust funds are primarily invested in United States Treasury securities and are classified as restricted investments on the balance sheet. In October 2000, one of the trust's term expired and the $3.6 million trust balance was returned to Sherman. As of December 31, 2000 and 2001, the balance in the trust funds were approximately $1.5 million and $900,000, respectively.

Note 13 - Lease commitments

     During years prior to its acquisition by Keystone, DeSoto sold four of its real properties to a real property trust created by DeSoto's pension plan. This trust entered into ten-year leases of the properties to DeSoto. The amount paid to DeSoto by the trust and DeSoto's annual rental obligation were based upon independent appraisals and approved by DeSoto's Board of Directors. During 1998, the Plan sold two of the locations and, as part of the terms of the sale of one of the locations, DeSoto leased back the property for a period of two years. The Plan sold the third and fourth locations during 1999 and 2000, respectively, and Sherman was released from the leases. Payments, net of subtenant rent payments, under these leases during 1999 and 2000 amounted to approximately $324,000, and $24,000, respectively. There were no payments under these leases in 2001 and there are no required payments under these leases in subsequent years.

     In addition, the Company is obligated under certain other operating leases through 2006. Future commitments under these leases are summarized below.

                                                         Lease commitment
                                                          (In thousands)

2002                                                          $1,899
2003                                                           1,371
2004                                                             460
2005                                                             137
2006                                                              38
                                                              ------
                                                              $3,905
                                                              ======

Note 14 -  Other commitments and contingencies

Current litigation

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

     In July 2001, Sherman received a letter from a law firm advising them that Sears Roebuck & Co. ("Sears") had been named as a defendant in a lead paint personal injury case. Sears claimed contractual indemnity against Sherman and demanded that Sherman defend and indemnify Sears with regard to any losses or damages Sears may sustain in the case. Sears was named as an additional insured on insurance policies, in which DeSoto, the manufacturer of the paint, was the named insured. DeSoto's insurance carriers were notified of the action and asked to indemnify Sherman with respect to the complaint. Sherman has not indemnified Sears and is unaware if the insurors have agreed to indemnify Sears.

     The Company is also engaged in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of such proceedings is material in relation to the Company's consolidated financial position, results of operations or liquidity.

Product supply agreement

     In 1996, Keystone entered into a fifteen-year product supply agreement (the "Supply Agreement") with a vendor. The Supply Agreement provides, among other things, that the vendor will construct a plant at the Company's Peoria facility and, after completion of the plant, provide Keystone with all, subject to certain limitations, of its gaseous oxygen and nitrogen needs for a 15-year period ending in 2011. In addition to specifying rates to be paid by the Company, including a minimum facility fee of approximately $1.2 million per year, the Supply Agreement also specifies provisions for adjustments to the rates and term of the Supply Agreement. Purchases made pursuant to the Supply Agreement during 1999, 2000 and 2001 amounted to $2.1 million, $2.7 million and $2.2 million, respectively.

Concentration of credit risk

     Steel and Wire Products. The Company sells its products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail distributors primarily in the Midwestern and Southwestern regions of the United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's ten largest steel and wire customers accounted for approximately 34% of steel and wire product sales in 1999, 2000 and 2001. These customers accounted for approximately 20% of steel and wire products notes and accounts receivable at December 31, 2000 and 34% at December 31, 2001.

     Lawn and garden products. The Company sells its products primarily to retailers in the Southeastern United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's ten largest lawn and garden customers accounted for significantly all of lawn and garden product sales in 1999, 2000 and 2001 and lawn and garden products notes and accounts receivable at December 31, 2000 and 2001.

Note 15 - Subsequent Events

     During March 2002, Keystone completed an exchange offer with respect to the Senior Notes pursuant to which, among other things, holders of $93.9 million principal amount of the Senior Notes agreed to exchange their Senior Notes (along with accrued interest of approximately $10.1 million through the date of exchange, including $2.1 million which accrued during the first quarter of 2002) for various forms of consideration, including newly-issued debt and equity securities of the Company, as described below, and such Senior Notes were retired:

     o $79.2 million principal amount of Senior Notes were exchanged for (i) $19.8 million principal amount of 8% Subordinated Secured Notes due 2009 and (ii) 59,399 shares of the Company's Series A 10% Convertible Pay-In-Kind Preferred Stock,

     o $14.5 million principal amount of Senior Notes were exchanged for $14.5 million principal amount of 6% Subordinated Unsecured Notes due 2011, and

     o $175,000 principal amount of Senior Notes were exchanged for $36,000 in cash and 6,481 shares of Keystone common stock.

     As a result of the exchange offer, the collateral previously securing the Senior Notes was released, and the Senior Note indenture was amended to eliminate substantially all covenants related to the Senior Notes, including all financial-related covenants.

     The 8% Subordinated Secured Notes bear simple interest at 8% per annum, one-half of which will be paid in cash on a semi-annual basis and one-half will be deferred and be paid together with the principal in three installments, one-third in each of March 2007, 2008 and 2009. The Subordinated Secured Notes are collateralized by a second-priority lien on substantially all of the existing fixed and intangible assets of the Company and its wholly-owned subsidiaries (excluding EWP and Garden Zone), other than the real property and other fixed assets comprising Keystone's steel mill in Peoria, Illinois, on which there will be a third-priority lien. Keystone may redeem the New Secured Notes, at its option, in whole or in part at any time with no prepayment penalty. The Subordinated Secured Notes are subordinated to all existing senior indebtedness of Keystone, including, without limitation, the Keystone, EWP and Garden Zone Revolvers, the new Term Loan (as defined below) and, to the extent of the Company's steel mill in Peoria, Illinois, the County Loan (as defined below). The Subordinated Secured Notes rank senior to any expressly subordinated indebtedness of Keystone, including the new 6% Subordinated Unsecured Notes.

     The 6% Subordinated Unsecured Notes bear simple interest at 6% per annum, of which one-fourth will be paid in cash on a semi-annual basis and three-fourths will accrue and be paid together with the principal in four installments, one-fourth in each of May 2008, 2009, 2010 and 2011. Keystone may redeem the Subordinated Unsecured Notes, at its option, in whole or in part at any time with no prepayment penalty. The Subordinated Unsecured Notes are subordinated to all existing and future senior or secured indebtedness of the Company, including, without limitation, the Keystone, EWP and Garden Zone Revolvers, the new Term Loan, the new County Loan, the Subordinated Secured Notes and any other future indebtedness of the Company which is expressly subordinated to the Subordinated Unsecured Notes.

     The Series A 10% Convertible Pay-In-Kind Preferred Stock has a stated value of $1,000 per share and has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The Series A preferred shares have an annual dividend of $100 per share, and such dividends may be paid in cash or, at the Company's option, in whole or in part in new Series A preferred shares based on their stated value. After March 2003, the Series A preferred shares may be converted into shares of Keystone common stock at the exchange rate of $4.00 per share, and holders of the Series A preferred shares will be entitled to vote on any matter brought before Keystone shareholders on an as-converted basis, voting together with Keystone common shareholders as a single class. The Company may redeem the Series A shares at any time, in whole or in part, at a redemption price of $1,000 per share plus accrued and unpaid dividends. In addition, in the event of certain sales of the Company's assets outside the ordinary course of business, the Company will be required to offer to purchase a specified portion of the Series A shares, at a purchase price of $1,000 per share plus accrued and unpaid dividends, based upon the proceeds to the Company from such asset sale. Otherwise, holders of the Series A shares have no mandatory redemption rights.

     Keystone will account for the Senior Notes retired in the exchange offer in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In accordance with SFAS No. 15:

     o The 6,481 shares of Keystone common stock will be recorded at their fair value at issuance of $7,000 based on the quoted market price for Keystone common stock on the date of exchange,

     o The 59,399 shares of Series A preferred stock will be recorded at their estimated fair value at issuance of $2.1 million,

     o The 8% Subordinated Secured Notes will initially be recorded at their aggregate undiscounted future cash flows (both principal and interest) of $29.3 million, and thereafter both principal and interest payments will be accounted for as a reduction of the carrying amount of the debt, and no interest expense will be recognized, and

     o The 6% Subordinated Unsecured Notes will initially be recorded at the $16.0 million carrying amount of the associated Senior Notes (both principal and interest), and future interest expense on such debt will be recognized on the effective interest method at a rate of 3.8%.

     As a result, for financial reporting purposes the Company expects to report a $54.7 million pre-tax extraordinary gain ($33.1 million net of income taxes) in the first quarter of 2002 related to the exchange of the Senior Notes. Because of differences between the income tax treatment and the financial reporting treatment of the exchange, the Company expects to report $65.8 million of income for federal income tax purposes resulting from the exchange. However, all of the taxable income generated from the exchange is expected to be offset by utilization of the Company's net operating loss carryforwards, and no significant cash income tax payments are expected to be required to be paid as a result of the exchange.

     As part of its efforts to restructure the Senior Notes, in April 2002 Keystone received a new $10 million term loan from the County of Peoria, Illinois (the "County Loan") and a new $5 million term loan (the "Term Loan") from the same lender providing the Keystone Revolver. The County Loan does not bear interest, requires no amortization of principal and is due in 2007. The Term Loan bears interest at prime plus .5% or LIBOR plus 2.5% at the Company's option, with principal payments amortized over a four-year period and due in March 2005. The County Loan is collateralized by a second primary lien on the real property and other fixed assets comprising Keystone's Steel mill in Peoria, Illinois. The Term Loan is collateralized by a first-priority lien on all of the fixed assets of the Company and its subsidiaries, other than EWP and Garden Zone.

     In addition, two of the Company's major vendors, representing approximately $16.1 million of trade payables, have agreed to be paid over a five-year period ending in March 2007 with no interest. The repayment of a portion of such deferred vendor payments could be accelerated if the Company achieves specified levels of future earnings.

     The following table sets forth the capitalization of the Company (i) on an actual basis as of December 31, 2001 and (ii) on an as adjusted basis after giving effect to the exchange of the Senior Notes and other transactions described above, as if such transactions had occurred on December 31, 2001 The aggregate $15 million proceeds from the new County and Term loans are assumed to
(i) pay expenses associated with the exchange offer and related transactions of $3.1 million, (ii) pay $309,000 of accrued interest related to Senior Notes that remain outstanding and (iii) reduce the outstanding balance of the Keystone
Revolver by $11.6 million. The actual carrying amounts of the Secured Subordinated Notes and Unsecured Subordinated Notes at their date of issuance will differ slightly from the amounts shown below because they will reflect the effect of accrued interest on the associated Senior Notes during the first quarter of 2002 up to the date of exchange.

                                                            December 31, 2001
                                                         Actual        As Adjusted
                                                            (Unaudited)
                                                           (In thousands)

Notes payable and long-term debt:
  9 5/8% Senior Notes, due August 2007 ...........     $ 100,000      $   6,150
  Commercial credit agreements:
    Revolving credit facilities:
      Keystone ...................................        40,823         29,269
      EWP ........................................         3,225          3,225
      Garden Zone ................................         1,738          1,738
    Term loan ....................................          --            5,000
  8% Subordinated Secured Notes ..................          --           29,304
  6% Subordinated Unsecured Notes ................          --           15,748
  County Loan ....................................          --           10,000
  Accrued interest on exchanged
   Senior Notes ..................................         8,255           --
  Other indebtedness .............................           669            669
                                                       ---------      ---------

      Total ......................................       154,710        101,103
                                                       ---------      ---------

Preferred stock ..................................          --            2,112
                                                       ---------      ---------

Stockholders' equity (deficit):
    Common stock .................................        10,792         10,798
    Additional paid-in-capital ...................        53,071         53,071
    Accumulated deficit ..........................       (64,187)       (32,055)
    Treasury stock ...............................           (12)           (12)
                                                       ---------      ---------

      Total stockholders' equity (deficit) .......          (336)        31,802
                                                       ---------      ---------

      Total capitalization .......................     $ 154,374      $ 135,017
                                                       =========      =========

     The following table sets forth the aggregate maturities of notes payable and long-term debt of the Company as adjusted after giving effect to the Exchange Offer and related transactions as if such transactions had occurred on December 31, 2001.

Year ending December 31,                                   As Adjusted

2002                                                        $ 36,111
2003                                                           2,099
2004                                                           2,108
2005                                                           2,355
2006                                                             792
Thereafter                                                    57,638
                                                            --------

                                                            $101,103
                                                            ========

Note 16 - Accounting principles not yet adopted

     Goodwill. The Company will adopt SFAS No. 142, effective January 1, 2002. Under SFAS No. 142, goodwill, including goodwill arising from the difference between the cost of an investment accounted for by the equity method and the amount of the underlying equity in net assets of such equity method investee ("equity method goodwill"), will not be amortized on a periodic basis. Instead, goodwill (other than equity method goodwill) will be subject to an impairment test to be performed at least on an annual basis, and impairment reviews may result in future periodic write-downs charged to earnings. Equity method goodwill will not be tested for impairment in accordance with SFAS No. 142; rather, the overall carrying amount of an equity method investee will continue to be reviewed for impairment in accordance with existing GAAP. There is currently no equity method goodwill associated with any of the Company's equity method investees. Under the transition provisions of SFAS No. 142, all goodwill existing as of June 30, 2001 will cease to be periodically amortized as of January 1, 2002, but any goodwill arising in a purchase business combination (including step acquisitions) completed on or after July 1, 2001 would not be periodically amortized from the date of such combination. In addition, negative goodwill of approximately $20.0 million recorded at January 1, 2002 will be eliminated as a cumulative effect of change in accounting principle at that date. The Company would have reported a net loss of $8.7 million or $.88 per share; $22.3 million or $2.22 per share and $27.6 million or $2.75 per share in 1999, 2000 and 2001, respectively if the goodwill and negative goodwill amortization included in the Company's net loss, as reported, had not been recognized.

     As discussed in Note 1, the Company has assigned its goodwill to the reporting unit (as that term is defined in SFAS No. 142) consisting of EWP. Under SFAS No. 142, such goodwill will deemed to not be impaired if the estimated fair value of EWP exceeds the net carrying value of EWP, including the allocated goodwill. If the fair value of EWP is less than the carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying of goodwill). The implied fair value of EWP goodwill would be the amount equal to the excess of the estimated fair value of EWP over the amount that would be allocated to the tangible and intangible net assets of EWP (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with SFAS No. 141.

     The Company will use appropriate valuation techniques, such as discounted cash flows, to estimate the fair value of EWP.

     The Company has completed its initial, transitional goodwill impairment analysis under SFAS No. 142 as of January 1, 2002, and no goodwill impairment was deemed to exist. In accordance with requirements of SFAS No. 142, the Company will review goodwill for impairment during the third quarter of each year starting in 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate an impairment might be present.

     Impairment of long-lived assets. The Company will adopt SFAS No. 144, effective January 1, 2002. SFAS No. 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Lived-Lived Assets to be Disposed Of. However, SFAS No. 144 provides new guidance intended to address certain implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS No. 144 will not have a significant effect on the Company as of January 1, 2002.

     Asset retirement obligations. The Company will adopt SFAS No. 143, Accounting for Asset Retirement Obligations, no later than January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is still studying this standard to determine, among other things, whether it has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, to the Company of adopting SFAS No. 143 has not yet been determined.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           SCHEDULE II - VALUATION AND
                               QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                Additions
                                                  Balance at    Charged to    Deductions  Balance at
                                                   beginning    costs and      (net of      end of
Description                                        of period     expenses    recoveries)    period

Year ended December 31, 1999:

  Allowance for doubtful accounts and
    notes receivable                                 $4,915       $   523       $3,141      $2,297
                                                     ======       =======       ======      ======

Year ended December 31, 2000:

  Allowance for doubtful accounts and
    Notes receivable                                 $2,297        $  200       $  816      $1,681
                                                     ======        ======       ======      ======

Year ended December 31, 2001:

  Allowance for doubtful accounts and
    notes receivable                                 $1,681        $1,589       $  412      $2,858
                                                     ======        ======       ======      ======

  Deferred tax asset valuation allowance             $  -         $14,510       $  -       $14,510
                                                     ======       =======       ======     =======

                                                                     EXHIBIT 21

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES


                         SUBSIDIARIES OF THE REGISTRANT




                                    Jurisdiction of            Percent of
                                     Incorporation          Voting Securities
      Name of Corporation           or Organization              Held (1)

Sherman Wire of Caldwell, Inc.       Nevada                      100.0%

FV Steel and Wire Company (3)        Wisconsin                   100.0%

Sherman Wire Company (2)             Delaware                    100.0%
  J.L. Prescott Company              New Jersey                  100.0%
  DeSoto Environmental
   Management, Inc.                  Delaware                    100.0%

Engineered Wire Products, Inc.       Ohio                        100.0%

Garden Zone LLC                      Delaware                    51.0%

     (1) Held by the Registrant or the indicated subsidiary of the Registrant.

     (2) Formerly DeSoto, Inc.

     (3) Formerly Fox Valley Steel and Wire Company.