Form 10-Q
period 2002-03-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2002-05-14
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period March 31, 2002          Commission file number 1-3919
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

                           Yes   X                            No _____
                               -----

Number of shares of common stock outstanding at May 10, 2002:  10,068,450

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                        Page
                                                                       Number

PART I.        FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets - December 31, 2001
            and March 31, 2002                                          3

           Consolidated Statements of Operations - Three months
            ended March 31, 2001 and 2002                                5

           Consolidated Statements of Cash Flows - Three months
            ended March 31, 2001 and 2002                                6

           Consolidated Statement of Stockholders' Equity (Deficit) -
            Three months ended March 31, 2002                            7

           Notes to Consolidated Financial Statements                    8

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         18


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                            25

  Item 6.  Exhibits and Reports on Form 8-K                             25

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                       December 31,      March 31,
                                   ASSETS                  2001            2002
                                                        ---------        -------

Current assets:
  Notes and accounts receivable ..................       $ 29,411       $ 42,676
  Inventories ....................................         40,912         36,908
  Deferred income taxes ..........................          9,778           --
  Prepaid expenses and other .....................          3,211          2,711
                                                         --------       --------

     Total current assets ........................         83,312         82,295
                                                         --------       --------

Property, plant and equipment ....................        367,556        368,572
Less accumulated depreciation ....................        237,956        242,176
                                                         --------       --------

     Net property, plant and equipment ...........        129,600        126,396
                                                         --------       --------

Other assets:
  Restricted investments .........................          5,675          5,773
  Prepaid pension cost ...........................        131,985        132,735
  Deferred income taxes ..........................         11,844           --
  Deferred financing costs .......................          2,295          2,598
  Goodwill .......................................            752            752
  Other ..........................................          1,437          1,318
                                                         --------       --------

     Total other assets ..........................        153,988        143,176
                                                         --------       --------

                                                         $366,900       $351,867
                                                         ========       ========

          See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                      December 31,     March 31,
                                                         2001            2002
                                                      ----------      ---------

Current liabilities:
  Notes payable and current maturities of
    long-term debt ...............................     $  46,332      $  47,625
  Accounts payable ...............................        23,014         26,689
  Accounts payable to affiliates .................           633            617
  Accrued OPEB cost ..............................         7,215          7,215
  Other accrued liabilities ......................        37,100         39,932
                                                       ---------      ---------

      Total current liabilities ..................       114,294        122,078
                                                       ---------      ---------

Noncurrent liabilities:
  Long-term debt .................................       100,123         50,822
  Accrued OPEB cost ..............................       101,810        102,929
  Negative goodwill ..............................        19,998           --
  Other ..........................................        31,010         22,084
                                                       ---------      ---------

      Total noncurrent liabilities ...............       252,941        175,835
                                                       ---------      ---------

Minority interest ................................             1            161
                                                       ---------      ---------

Redeemable Series A preferred stock ..............          --            2,112
                                                       ---------      ---------

Stockholders' equity (deficit):
  Common stock ...................................        10,792         10,798
  Additional paid-in capital .....................        53,071         53,071
  Accumulated deficit ............................       (64,187)       (12,176)
  Treasury stock, at cost ........................           (12)           (12)
                                                       ---------      ---------

      Total stockholders' equity (deficit) .......          (336)        51,681
                                                       ---------      ---------

                                                       $ 366,900      $ 351,867
                                                       =========      =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                              Three months ended
                                                                  March 31,
                                                             2001         2002
                                                             ----         ----
Revenues and other income:
  Net sales ............................................   $ 77,763    $ 85,912
  Interest .............................................         71          20
  Other, net ...........................................         77           1
                                                           --------    --------
                                                             77,911      85,933
                                                           --------    --------
Costs and expenses:
  Cost of goods sold ...................................     76,357      77,179
  Selling ..............................................      1,607       1,839
  General and administrative ...........................      3,286       5,915
  Overfunded defined benefit pension credit ............       (750)       (750)
  Interest .............................................      3,746       2,694
                                                           --------    --------
                                                             84,246      86,877
                                                           --------    --------

      Loss before income taxes, extraordinary item and
       cumulative effect of change in accounting
       principle .......................................     (6,335)       (944)

Income tax benefit .....................................     (2,636)       --

Minority interest in after-tax earnings ................          7         160
                                                           --------    --------

    Loss before extraordinary item and cumulative
     effect of change in accounting principle ..........     (3,706)     (1,104)

Extraordinary item, net of income tax ..................       --        33,117
                                                           --------    --------

  Income (loss) before cumulative effect of change in
   accounting principle ................................     (3,706)     32,013

Cumulative effect of change in accounting principle ....       --        19,998
                                                           --------    --------

    Net income (loss) ..................................   $ (3,706)   $ 52,011
                                                           ========    ========

Basic and diluted earnings (loss) per share:
  Loss before extraordinary item and
   cumulative effect of change in accounting principle .   $   (.37)   $   (.11)
  Extraordinary item ...................................       --          3.29
  Cumulative effect of change in accounting principle ..       --          1.99
                                                           --------    --------

    Net income (loss) ..................................   $   (.37)   $   5.17
                                                           ========    ========

Basic and diluted shares outstanding ...................     10,062      10,064
                                                           ========    ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Three months ended
                                                                  March 31,
                                                              2001        2002
                                                              ----        ----

Cash flows from operating activities:
  Net income (loss) ....................................   $ (3,706)   $ 52,011
  Depreciation and amortization ........................      4,559       4,466
  Amortization of deferred financing costs .............        119         166
  Deferred income taxes ................................     (2,651)       --
  Non-cash OPEB expense ................................         30       1,119
  Extraordinary item ...................................       --       (33,117)
  Cumulative effect of change in accounting principle ..       --       (19,998)
  Other, net ...........................................        156          71
  Change in assets and liabilities:
    Notes and accounts receivable ......................    (18,476)    (14,332)
    Inventories ........................................      3,380       4,004
    Prepaid pension cost ...............................       (750)       (750)
    Accounts payable ...................................     14,371       1,642
    Other, net .........................................     (5,037)      4,409
                                                           --------    --------

      Net cash used by operating activities ............     (8,005)       (309)
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures .................................       (197)     (1,288)
  Proceeds from sale of business unit ..................        757        --
  Collection of notes receivable .......................         44       1,127
  Other, net ...........................................       --           160
                                                           --------    --------

      Net cash provided (used) by investing activities .        604          (1)
                                                           --------    --------

Cash flows from financing activities:
  Revolving credit facilities, net .....................      7,668         504
  Other notes payable and long-term debt:
    Additions ..........................................       --            38
    Principal payments .................................       (259)        (71)
    Deferred financing costs paid ......................         (8)       (161)
                                                           --------    --------

      Net cash provided by financing activities ........      7,401         310
                                                           --------    --------

Net change in cash and cash equivalents ................       --          --

Cash and cash equivalents, beginning of period .........       --          --
                                                           --------    --------

Cash and cash equivalents, end of period ...............   $   --      $   --
                                                           ========    ========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized ................   $  6,030    $  1,341
    Income taxes (refund received) .....................       (184)         69

  Note received in connection with sale
   of business unit ....................................   $    440    $   --

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF
                         STOCKHOLDERS' EQUITY (DEFICIT)

                        Three months ended March 31, 2002
                                 (In thousands)


                                       Additional
                                Common   Paid-in  Accumulated Treasury
                                Stock    Capital    Deficit    Stock      Total

Balance - December 31, 2001    $10,792   $53,071   $(64,187)   $(12)   $   (336)

Net income .................      --        --       52,011     --       52,011

Issuance of common stock ...         6      --         --       --            6
                               -------   -------   --------    ----    --------

Balance - March 31, 2002 ...   $10,798   $53,071   $(12,176)   $(12)   $ 51,681
                               =======   =======   ========    ====    ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     The consolidated balance sheet of Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") at December 31, 2001 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2002 and the consolidated statements of operations and cash flows for the interim periods ended March 31, 2001 and 2002, and the consolidated statement of stockholders' equity (deficit) for the interim period ended March 31, 2002, have each been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "Annual Report").

     At March 31, 2002, Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons, beneficially owned approximately 50% of the Company. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee. Keystone may be deemed to be controlled by Contran and Mr. Simmons.

Note 2 - Inventories:

     Inventories are stated at the lower of cost or market. At December 31, 2001 and March 31, 2002, the last-in, first-out ("LIFO") method was used to determine the cost of approximately 74% and 73%, respectively, of total inventories and the first-in, first-out or average cost methods were used to determine the cost of other inventories.

                                                         December 31,    March 31,
                                                            2001           2002
                                                          --------        ------
                                                               (In thousands)

Steel and wire products:
  Raw materials ....................................       $ 9,818       $ 8,215
  Work in process ..................................         9,912         7,425
  Finished goods ...................................        16,132        16,856
  Supplies .........................................        13,446        12,750
                                                           -------       -------
                                                            49,308        45,246
  Less LIFO reserve ................................        10,768        10,768
                                                           -------       -------
                                                            38,540        34,478

Lawn and garden products - finished goods ..........         2,372         2,430
                                                           -------       -------

                                                           $40,912       $36,908
                                                           =======       =======

Note 3 - Notes payable and long-term debt:

                                                      December 31,        March 31,
                                                         2001               2002
                                                       --------           -------
                                                              (In thousands)

Revolving credit facilities:
  Keystone ..................................          $ 40,823          $40,271
  EWP .......................................             3,225            3,486
  Garden Zone ...............................             1,738            2,533
8% Notes ....................................              --             29,304
6% Notes ....................................              --             16,031
9 5/8% Notes ................................           100,000            6,150
Other .......................................               669              672
                                                       --------          -------
                                                        146,455           98,447
  Less current maturities ...................            46,332           47,625
                                                       --------          -------

                                                       $100,123          $50,822
                                                       ========          =======


     During March 2002, Keystone completed an exchange offer (the "Exchange Offer") with respect to its 9 5/8% Notes pursuant to which, among other things, holders of $93.9 million principal amount of the 9 5/8% Notes exchanged their 9 5/8% Notes (along with accrued interest of approximately $10.1 million through the date of exchange, including $2.1 million which accrued during the first quarter of 2002) for various forms of consideration, including newly-issued debt and equity securities of the Company, as described below, and such 9 5/8% Notes were retired:

o $79.2 million principal amount of 9 5/8% Notes were exchanged for (i) $19.8 million principal amount of 8% Subordinated Secured Notes due 2009 (the "8% Notes") and (ii) 59,399 shares of the Company's Series A 10% Convertible Pay-In-Kind Preferred Stock,

o $14.5 million principal amount of 9 5/8% Notes were exchanged for $14.5 million principal amount of 6% Subordinated Unsecured Notes due 2011 (the "6% Notes"), and

o $175,000 principal amount of 9 5/8% Notes were exchanged for $36,000 in cash and 6,481 shares of Keystone common stock.

     As a result of the Exchange Offer, the collateral previously securing the 9 5/8% Notes was released, and the 9 5/8% Note indenture was amended to eliminate substantially all covenants related to the 9 5/8% Notes, including all financial-related covenants.

     The 8% Notes bear simple interest at 8% per annum, one-half of which will be paid in cash on a semi-annual basis and one-half will be deferred and be paid together with the principal in three installments, one-third in each of March 2007, 2008 and 2009. The 8% Notes are collateralized by a second-priority lien on substantially all of the existing fixed and intangible assets of the Company and its wholly-owned subsidiaries (excluding EWP and Garden Zone LLC ("Garden Zone")), other than the real property and other fixed assets comprising Keystone's steel mill in Peoria, Illinois, on which there is a third-priority lien. Keystone may redeem the 8% Notes, at its option, in whole or in part at any time with no prepayment penalty. The 8% Notes are subordinated to all existing senior indebtedness of Keystone, including, without limitation, the revolving credit facilities of Keystone, EWP and Garden Zone, the new Term Loan (as defined below) and, to the extent of the Company's steel mill in Peoria, Illinois, the County Loan (as defined below). The 8% Notes rank senior to any expressly subordinated indebtedness of Keystone, including the 6% Notes.

     The 6% Notes bear simple interest at 6% per annum, of which one-fourth will be paid in cash on a semi-annual basis and three-fourths will accrue and be paid together with the principal in four installments, one-fourth in each of March 2009, 2010, 2011 and May 2011. Keystone may redeem the 6% Notes, at its option, in whole or in part at any time with no prepayment penalty. The 6% Notes are subordinated to all existing and future senior or secured indebtedness of the Company, including, without limitation, the revolving credit facilities of Keystone, EWP and Garden Zone, the new Term Loan (as defined below), the new County Loan (as defined below), the 8% Notes and any other future indebtedness of the Company which is expressly subordinated to the 6% Notes.

     Keystone accounted for the 9 5/8% Notes retired in the Exchange Offer in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In accordance with SFAS No. 15:

o The 6,481 shares of Keystone common stock were recorded at their aggregate fair value at issuance of $7,000 based on the quoted market price for Keystone common stock on the date of exchange,

o The 59,399 shares of Series A preferred stock were recorded at their aggregate estimated fair value at issuance of $2.1 million,

o The 8% Notes were recorded at their aggregate undiscounted future cash flows (both principal and interest) of $29.3 million, and thereafter both principal and interest payments will be accounted for as a reduction of the carrying amount of the debt, and no interest expense will be recognized, and

o The 6% Notes were recorded at the $16.0 million carrying amount of the associated 9 5/8% Notes (both principal and interest), and future interest expense on such debt will be recognized on the effective interest method at a rate of 3.8%.

     As a result, for financial reporting purposes the Company reported a $54.7 million pre-tax extraordinary gain ($33.1 million net of income taxes) in the first quarter of 2002 related to the exchange of the 9 5/8% Notes. Because of differences between the income tax treatment and the financial reporting treatment of the exchange, the Company reported $65.8 million of income for federal income tax purposes resulting from the exchange. However, all of the taxable income generated from the exchange was offset by utilization of the Company's net operating loss carryforwards, and no cash income tax payments were required to be paid as a result of the exchange.

     As part of its efforts to restructure the 9 5/8% Notes, in April 2002 Keystone received a new $10 million term loan from the County of Peoria, Illinois (the "County Loan") and a new $5 million term loan (the "Term Loan") from the same lender providing the Keystone revolving credit facility. The County Loan does not bear interest, requires no amortization of principal and is due in 2007. The Term Loan bears interest at prime plus .5% or LIBOR plus 2.5% at the Company's option, with principal payments amortized over a four-year period and due in March 2005. The County Loan is collateralized by a second priority lien on the real property and other fixed assets comprising Keystone's steel mill in Peoria, Illinois. The Term Loan is collateralized by a first-priority lien on all of the fixed assets of the Company and its subsidiaries, other than EWP and Garden Zone. Proceeds from the Term Loan and County Loan were used by Keystone to reduce the outstanding balance of Keystone's revolving credit facility. In addition, during April 2002, the Company extended Keystone's revolving credit facility through March 2005 under substantially the same terms as the existing facility.

     In addition, a wholly-owned subsidiary of Contran has agreed to loan the Company up to an aggregate of $6 million under the terms of a revolving credit facility that matures on December 31, 2002. This facility is collateralized by the common stock of EWP owned by Keystone. Through April 2002, the Company has not borrowed any amounts under such facility.

Note 4 - Redeemable Series A preferred stock:

     In connection with the Exchange Offer, Keystone issued 59,399 shares of Series A 10% Convertible Pay-In-Kind Preferred Stock (the "Series A Preffered Stock"). The Series A Preferred Stock has a stated value of $1,000 per share and has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The Series A Preferred Stock has an annual dividend commencing in December 2002 of $100 per share, and such dividends may be paid in cash or, at the Company's option, in whole or in part in new Series A Preferred Stock based on their stated value. After March 2003, the Series A Preferred Stock may be converted into shares of Keystone common stock at the exchange rate of $4.00 per share, and holders of the Series A Preferred Stock will be entitled to vote on any matter brought before Keystone shareholders on an as-converted basis, voting together with Keystone common shareholders as a single class. The Company may redeem the Series A Preferred Stock at any time, in whole or in part, at a redemption price of $1,000 per share plus accrued and unpaid dividends. In addition, in the event of certain sales of the Company's assets outside the ordinary course of business, the Company will be required to offer to purchase a specified portion of the Series A Preferred Stock, at a purchase price of $1,000 per share plus accrued and unpaid dividends, based upon the proceeds to the Company from such asset sale. Otherwise, holders of the Series A Preferred Stock have no mandatory redemption rights.

Note 5 - Income taxes:

     At March 31, 2002, the Company expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax attributes. However, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices; and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes the gross deferred tax assets may not currently meet the "more-likely-than-not" realizability test. As such, during the fourth quarter of 2001, the Company provided a deferred tax asset valuation allowance of approximately $14.5 million. The resulting net deferred tax asset of approximately $21.6 million at December 31, 2001 approximated the tax expense for financial reporting purposes which was recorded during the first quarter of 2002 related to the cancellation of indebtedness income resulting from the Exchange Offer. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing a tax benefit associated with its expected pre-tax losses during 2002 will be appropriate. Accordingly, during the first quarter of 2002, the Company increased the deferred tax asset valuation allowance by $361,000. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the valuation allowance related to its deferred tax assets in the future.

     Summarized below are (i) the differences between the income tax provision (benefit) and the amounts that would be expected by applying the U.S. federal statutory income tax rate of 35% to the loss before income taxes, extraordinary item and cumulative effect of change in accounting principle and (ii) the components of the income tax provision (benefit).

                                                              Three months ended
                                                                  March 31,
                                                              2001        2002
                                                              ----        ----
                                                                (In thousands)

Expected tax provision (benefit), at statutory rate ....   $ (2,217)   $   (330)
U. S. state income taxes, net ..........................       (138)        (35)
Amortization of goodwill and negative goodwill .........       (108)       --
Deferred tax asset valuation allowance .................       --           361
Other, net .............................................       (173)          4
                                                           --------    --------

Income tax provision (benefit) .........................   $ (2,636)   $   --
                                                           ========    ========

Comprehensive provision (benefit) for income taxes:
  Currently refundable:
    U.S. federal .......................................   $     (9)   $     (8)
    U.S. state .........................................         24           8
                                                           --------    --------
      Net currently refundable .........................         15        --

  Deferred income taxes, net ...........................     (2,651)       --
                                                           --------    --------

                                                           $ (2,636)   $   --
                                                           ========    ========

  Comprehensive provision (benefit)
   for income taxes allocable to:
    Income before extraordinary item and cumulative
     effect of change in accounting principle ..........   $ (2,636)   $   --
    Extraordinary item .................................       --        21,622
    Cumulative effect of change in accounting
     principle .........................................       --          --
                                                           --------    --------

                                                           $ (2,636)   $ 21,622
                                                           ========    ========

Note 6 - Other accrued liabilities:


                                                        December 31,     March 31,
                                                           2001             2002
                                                         ---------        -------
                                                                (In thousands)

Current:
  Employee benefits ..............................        $11,168        $12,250
  Self insurance .................................          8,906          8,870
  Environmental ..................................          8,068          8,049
  Deferred vendor payments .......................          2,488          3,313
  Legal and professional .........................            887            954
  Disposition of former facilities ...............            530            584
  Interest .......................................          1,287            130
  Other ..........................................          3,766          5,782
                                                          -------        -------

                                                          $37,100        $39,932
                                                          =======        =======
Noncurrent:
  Deferred vendor payments .......................        $13,648        $12,616
  Environmental ..................................          7,508          7,501
  Workers compensation payments ..................          1,762          1,602
  Interest .......................................          7,735           --
  Other ..........................................            357            365
                                                          -------        -------

                                                          $31,010        $22,084
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

Note 7 - Operations:

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

                                                            Three months ended
                                                                 March 31,
                                                           2001           2002
                                                           ----           ----
                                                              (In thousands)

Revenues:
  Steel and wire products ........................      $ 75,313       $ 82,009
  Lawn and garden products .......................         2,798          4,340
                                                        --------       --------
                                                          78,111         86,349
  Elimination of intersegment revenues ...........          (348)          (437)
                                                        --------       --------

                                                        $ 77,763       $ 85,912
                                                        ========       ========

Loss before income taxes, extraordinary
 item and cumulative effect of change in
 accounting principle:
  Operating profit (loss):
    Steel and wire products ......................      $ (3,407)      $  1,870
    Lawn and garden products .....................            78            356
                                                        --------       --------
                                                          (3,329)         2,226

  General corporate items:
    Interest income ..............................            71             20
    General income (expense), net ................           669           (496)
  Interest expense ...............................        (3,746)        (2,694)
                                                        --------       --------

                                                        $ (6,335)      $   (944)
                                                        ========       ========

Note 8 - Contingencies:

     At March 31, 2002, the Company's financial statements reflected accrued liabilities of $15.6 million for estimated remedial costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

     For additional information related to commitments and contingencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Annual Report.

Note 9 - Accounting principles newly adopted in 2002:

     Goodwill. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill, including goodwill arising from the difference between the cost of an investment accounted for by the equity method and the amount of the underlying equity in net assets of such equity method investee ("equity method goodwill"), is not amortized on a periodic basis. Goodwill (other than equity method goodwill) is subject to an impairment test to be performed at least on an annual basis, and impairment reviews may result in future periodic write-downs charged to earnings. Equity method goodwill is not tested for impairment in accordance with SFAS No. 142; rather, the overall carrying amount of an equity method investee will continue to be reviewed for impairment in accordance with existing GAAP. There is currently no equity method goodwill associated with any of the Company's equity method investees. Under the transition provisions of SFAS No. 142, all goodwill existing as of June 30, 2001 ceased to be periodically amortized as of January 1, 2002. Also, in connection with the adoption of SFAS No. 142, negative goodwill of approximately $20.0 million recorded at December 31, 2001 was eliminated as a cumulative effect of change in accounting principle as of January 1, 2002.

     The Company has assigned its goodwill to the reporting unit (as that term is defined in SFAS No. 142) consisting of Engineered Wire Products, Inc. ("EWP"). Under SFAS No. 142, such goodwill is deemed to not be impaired if the estimated fair value of EWP exceeds the net carrying value of EWP, including the allocated goodwill. If the fair value of EWP is less than the carrying value, then a goodwill impairment loss is recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying of goodwill). The implied fair value of EWP goodwill is the amount equal to the excess of the estimated fair value of EWP over the amount that would be allocated to the tangible and intangible net assets of EWP (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with SFAS No. 141. The Company will use appropriate valuation techniques, such as discounted cash flows, to estimate the fair value of EWP.

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

     As shown in the following table, the Company would have reported a net loss of $4.0 million or $.40 per share during the three months ended March 31, 2001 if the goodwill and negative goodwill amortization included in the Company's net loss, as reported, had not been recognized.

                                                            Three months ended
                                                                March 31,
                                                          2001             2002
                                                          ----             ----
                                                      (In thousands, except per share
                                                               amounts)


Loss before extraordinary item and
 cumulative effect of change in accounting
 principle as reported ................................   $(3,706)   $   (1,104)
Adjustments:
  Goodwill amortization ...............................        32          --
  Negative goodwill amortization ......................      (339)         --
                                                          -------    ----------
    Adjusted loss before extraordinary item and
     cumulative effect of change in accounting
     principle ........................................   $(4,013)   $   (1,104)
                                                          =======    ==========

Basic and diluted loss per share before extraordinary
 item and cumulative effect of change in accounting
 principle as reported ................................   $  (.37)   $     (.11)
Adjustments:
  Goodwill amortization ...............................      --            --
  Negative goodwill amortization ......................      (.03)         --
                                                          -------    ----------
    Adjusted basic and diluted loss per share before
     extraordinary item and cumulative effect of
     change in accounting principle ...................   $  (.40)   $     (.11)
                                                          =======    ==========

Net income (loss) as reported .........................   $(3,706)   $   52,011
Adjustments:
  Goodwill amortization ...............................        32          --
  Negative goodwill amortization ......................      (339)         --
  Cumulative effect of change in accounting principle .      --         (19,998)
                                                          -------    ----------

    Adjusted net income (loss) ........................   $(4,013)   $   32,013
                                                          =======    ==========

Basic and diluted earnings per share as reported ......   $  (.37)   $     5.17
Adjustments:
  Goodwill amortization ...............................      --            --
  Negative goodwill amortization ......................      (.03)         --
  Cumulative effect of change in accounting principle .      --           (1.99)
                                                          -------    ----------

    Adjusted basic and diluted earnings per share .....   $  (.40)   $     3.18
                                                          =======    ==========


     Impairment  of  long-lived  assets.  The  Company  adopted  SFAS  No.  144,
Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. SFAS No. 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Lived-Lived Assets to be Disposed Of. However, SFAS No. 144 provides new guidance intended to address certain implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS No. 144 did not have a significant effect on the Company as of January 1, 2002.

Note 10 - Accounting principle not yet adopted:

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

     The Company will adopt SFAS No. 145 no later than January 1, 2003. SFAS No. 145, among other things, eliminates the prior requirement that all gains and losses from the early extinguishment of debt are to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt will be classified as an extraordinary item only if they meet the "unusual and infrequent" criteria for extraordinary items in Accounting Principles Bulletin Opinion ("APBO") No. 30. In addition, subsequent to adoption of SFAS No. 145, any gain or loss on the early extinguishment of debt that had been classified as an extraordinary item in prior periods will have to be reassessed to determine if they meet the criteria of APBO No. 30. Any such gain or loss that does not meet the APBO No. 30 criteria will be retroactively reclassified and reported as a component of income from continuing operations. The Company is still studying SFAS No. 145 to determine if the Company's gain on extinguishment of debt resulting from the Exchange Offer meets the criteria of APBO No. 30, and the effect, if any, to the Company of adopting SFAS No. 145 has not yet been determined.

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

     The following table sets forth Keystone's steel and wire production, scrap costs, sales volume and pricing data for the periods indicated:

                                                               Three months ended
                                                                    March 31,
                                                               2001          2002
                                                               ----          ----
                                                               (Tons in thousands)

Production volume (tons):
  Billets ............................................          163          175
  Wire rod ...........................................          150          182

Average per-ton scrap purchase cost ..................         $ 88         $ 82

Sales volume (tons):
  Fabricated wire products ...........................           71           75
  Industrial wire ....................................           27           25
  Wire rod ...........................................           64           81
                                                               ----         ----

                                                                162          181
                                                               ====         ====

Per-ton selling prices:
  Fabricated wire products ...........................         $671         $662
  Industrial wire ....................................          430          423
  Wire rod ...........................................          250          269
  All steel and wire products ........................          464          452

     The following table sets forth the components of the Company's net sales for the periods indicated.

                                                             Three months ended
                                                                 March 31,
                                                                (In millions)
                                                           2001             2002
                                                           ----             ----

Steel and wire products:
  Fabricated wire products .....................           $47.5           $49.4
  Industrial wire ..............................            11.4            10.6
  Wire rod .....................................            16.2            21.8
  Other ........................................              .2              .2
                                                           -----           -----
                                                            75.3            82.0

Lawn and garden products .......................             2.5             3.9
                                                           -----           -----
                                                           $77.8           $85.9
                                                           =====           =====



     The following table sets forth selected operating data of Keystone as a percentage of net sales for the periods indicated.

                                                             Three months ended
                                                                  March 31,
                                                             2001         2002
                                                             ----         ----

Net sales ..............................................     100.0%      100.0%
Cost of goods sold .....................................      98.2        89.8
                                                             -----       -----
Gross profit ...........................................       1.8%       10.2%
                                                             =====       =====

Selling expense ........................................       2.1%        2.1%
General and administrative expense .....................       4.2%        6.9%
Overfunded defined benefit pension credit ..............      (1.0)%       (.9)%

Loss before income taxes, extraordinary item
 and cumulative effect of change in accounting
 principle .............................................      (8.1)%      (1.1)%
Income tax benefit .....................................      (3.4)       --
                                                             -----       -----

Loss before extraordinary item and cumulative
 effect of change in accounting principle ..............      (4.7)%      (1.1)%
                                                             =====       =====

     Net sales of $85.9 million in the 2002 first quarter were up 10% from $77.8 million during the same period in 2001. The increase in sales was due to a 12% increase in shipments of the Company's steel and wire products partially offset by a 3% overall decrease in steel and wire product per-ton selling prices. Management believes high levels of imports of steel and wire products continue to depress per-ton selling prices. However, the increase in shipment volume during the 2002 first quarter was due primarily to lower 2001 first quarter shipments resulting from production problems during that quarter. Shipments of wire rod increased 27% while per-ton selling prices of wire rod increased 8%. Industrial wire shipments during 2002 declined 7% from the 2001 quarter while per-ton selling prices declined 2%. Fabricated wire product shipments increased 6% during the 2002 first quarter as compared to the 2001 first quarter while per-ton selling prices declined 1%. The lower per-ton selling price of the Company's steel and wire products during the 2002 first quarter adversely impacted total net sales by $2.1 million.

     Billet production of 175,000 tons during the first quarter of 2002 increased 7% from 2001's first quarter production level of 163,000 tons. The production increase was due primarily to lower production in the 2001 first quarter as a result of a ladle breakout that occurred at Keystone's electric arc furnace during March 2001. This breakout resulted in lost billet production of approximately 17,000 tons. Keystone did not purchase any billets during the first quarter of either year. Wire rod production increased 21% to 182,000 tons from 150,000 tons in the 2001 first quarter. The increase in rod production was due primarily to the higher billet production.

     Gross profit during the 2002 first quarter increased to $8.7 million from $1.4 million in the 2001 first quarter as the Company's gross margin increased from 1.8% in the 2001 period to 10.2% in the 2002 first quarter. This increase in gross margin was due primarily to lower costs for scrap steel, Keystone's primary raw material, lower utility costs and the adverse effect of the 2001 furnace breakout, all partially offset by the lower overall per-ton selling price of the Company's steel and wire products. In addition, during the 2001 first quarter, the Company received $1.6 million of insurance proceeds from business interruption policies related to incidents in prior years as compared to $428,000 received during the 2002 first quarter. The lower scrap and utility costs between the 2001 and 2002 first quarters favorably impacted gross profit by $1.2 million and $1.0 million, respectively. The adverse effect of the 2001 furnace breakout amounted to approximately $800,000.

     Selling expenses in the 2002 first quarter of $1.8 million were, as a percentage of sales, comparable with selling expenses in the first quarter of 2001 of $1.6 million.

     General and administrative expenses during the 2002 first quarter increased $2.6 million to $5.9 million from $3.3 million in the 2001 first quarter due primarily to higher legal and professional and OPEB expenses in 2002 and a $650,000 reimbursement of legal fees received in 2001.

     The overfunded defined benefit pension credit in the first quarter of both 2002 and 2001 was $750,000. Keystone currently anticipates the total 2002 overfunded defined benefit pension credit will approximate $3.0 million.

     Interest expense in the first quarter of 2002 was lower than the first quarter of 2001 due principally to lower debt levels and lower interest rates. Average borrowings by the Company approximated $137.8 million in the first quarter of 2002 as compared to $150.0 million in the first quarter of 2001. During the first quarter of 2002, the Company's weighted-average interest rate was 7.7% per annum as compared to 9.5% per annum in the first quarter of 2001.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 5 to the Consolidated Financial Statements. At March 31, 2002, the Company had recorded a deferred tax asset valuation allowance of $14.9 million resulting in no net deferred tax assets. Keystone periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the recorded valuation allowance related to its deferred tax assets in the future. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing a tax benefit associated with its expected pre-tax losses during 2002 will be appropriate.

     In the first quarter of 2002, the Company completed an exchange offer related to its 9 5/8% Notes whereby 94% of the holders of the 9 5/8% Notes, exchanged their notes for either a discounted cash amount and common stock, new preferred equity and subordinated secured debt securities, or subordinated unsecured debt securities (the "Exchange Offer"). As a result of the Exchange Offer, for financial reporting purposes the Company reported a $54.7 million pre-tax extraordinary gain ($33.1 million net of income taxes). See Note 3 to Consolidated Financial Statements.

     During the 2002 first quarter, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, negative goodwill of approximately $20.0 million recorded at January 1, 2002 was eliminated as a cumulative effect of change in accounting principle at that date. See Note 9 to Consolidated Financial Statements.

     As a result of the items discussed above, Keystone recorded net income during the first quarter of 2002 of $52.0 million as compared to a net loss of $3.7 million in the first quarter of 2001.


Outlook for 2002

     Management currently believes, despite the current level of rod imports, capacity utilization and shipment volumes in 2002 will approximate 2001 levels. Although the 2002 first quarter average per-ton selling prices were slightly higher than the 2001 fourth quarter per-ton selling prices, management currently believes for the year 2002, average per-ton selling prices will approximate those of the fourth quarter of 2001. In addition, management currently anticipates the effect of higher energy and OPEB costs, a lower pension credit, offset in part by lower interest costs, will result in Keystone recording a loss before income taxes (exclusive of non-recurring effects of the Exchange Offer and adoption of SFAS No. 142) for calendar 2002, although, both operating loss and pre-tax loss are expected to decline in 2002 as compared to 2001 levels.

Accounting principle not yet adopted

     See Note 10 to the Consolidated Financial Statements.

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

     At March 31, 2002 Keystone had negative working capital of $39.8 million, including $1.3 million of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facilities of $46.3 million. The amount of available borrowings under these revolving credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. At March 31, 2002, unused credit available for borrowing under Keystone's $45 million revolving credit facility (the "Keystone Revolver"), which expires March 31, 2005, as amended in April 2002, EWP's $7 million revolving credit facility, which expires June 30, 2002 (the "EWP Revolver") and Garden Zone's $4 million revolving credit facility, which expires July 2, 2002, as amended in April 2002, the ("Garden Zone Revolver") were $3.5 million, $2.1 million, and $1.5 million, respectively. In April 2002, Keystone received a $10 million term loan and a $5 million term loan. Proceeds from the term loans were used by Keystone to reduce the outstanding balance of the Keystone Revolver. As a result, unused credit availability under the Keystone Revolver had increased to $11.5 million as of May 10, 2002. The Keystone Revolver requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. Keystone currently intends to renew or replace both the EWP Revolver and the Garden Zone Revolver upon their respective maturities in June 2002 and July 2002. A wholly-owned subsidiary of Contran has agreed to loan Keystone up to an aggregate of $6 million under the terms of a revolving credit facility that matures on December 31, 2002. Through May 10, 2002, the Company had not borrowed any amounts under such facility.

     In addition, in connection with the Exchange Offer, during the first quarter of 2002, two of the Company's major vendors agreed to a five-year non-interest bearing repayment of their past due balances which aggregated $16.1 million.

     During the first quarter of 2002, Keystone's operating activities used approximately $309,000 of cash compared to $8.0 million used in the first quarter of 2001, due primarily to higher earnings, a higher increase in receivables and a lower increase in accounts payable.

     During the first quarter of 2002, the Company made capital expenditures of approximately $1.3 million as compared to $197,000 in the 2001 first quarter. During 2001 and the first quarter of 2002, Keystone deferred capital expenditures, including maintenance items, due to liquidity constraints, although many of these items cannot be deferred indefinitely. Capital expenditures for calendar year 2002 are currently estimated to be approximately $10 million and are related primarily to upgrades of production equipment. Keystone currently anticipates these capital expenditures will be funded using cash flows from operations together with borrowing availability under the Company's credit facilities.

     At March 31, 2002, the Company's financial statements reflected accrued liabilities of $15.6 million for estimated remediation costs for those environmental matters which Keystone believes are reasonably estimable. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties.
Accordingly, the costs of remedial measures may exceed the amounts accrued. Keystone believes it is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to Keystone for sites for which the Company believes it is possible to estimate costs is approximately $22.0 million.

     The Company periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. At March 31, 2002, the Company expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax deductions. Although, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes the gross deferred tax assets may not currently meet the "more-likely-than-not" realizability test. As such, the Company has a deferred tax asset valuation allowance of approximately $14.9 million. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could change the valuation allowance related to its deferred tax assets in the future.

     Keystone incurs significant ongoing costs for plant and equipment and substantial employee medical benefits for both current and retired employees. As such, Keystone is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. In addition to planned reductions in fixed costs and announced increases in certain product selling prices, Keystone is taking additional action towards improving its liquidity. These actions include, but are not limited to, reducing inventory levels through more efficient production schedules and modifying coverages and participant contribution levels of medical plans for both employees and retirees. Keystone has also considered, and may in the future consider, the sale of certain divisions or subsidiaries that are not necessary to achieve the Company's long-term business objectives. However, there can be no assurance Keystone will be successful in any of these or other efforts, or that if successful, they will provide sufficient liquidity for the Company's operations during the next year.

     Management currently believes cash flows from operations together with funds available under the Company's credit facilities will be sufficient to fund the anticipated needs of the Company's operations and capital improvements for the year ending December 31, 2002. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, interest rates, repayments of long-term debt, capital expenditures, and available borrowings under the Company's credit facilities. However, there are many factors that could cause actual future results to differ materially from management's current assessment. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, including, but not limited to, future supply and demand for the Company's products (including cyclicality thereof), customer inventory levels, changes in raw material and other operating costs (such as scrap and energy), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, the possibility of labor disruptions, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, any significant increases in the cost of providing medical coverage to active and retired employees, the ultimate resolution of pending litigation, international trade policies of the United States and certain foreign countries and any possible future litigation and other risks and uncertainties as discussed in this Quarterly Report. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected and as a result, could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end-user markets or market share, the inability to maintain satisfactory billet and wire rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing. See Notes 12 and 14 to the Consolidated Financial Statements in the Annual Report.

PART II.

ITEM 1. Legal Proceedings

     Reference is made to disclosure provided under the caption "Current litigation" in Note 14 to the Consolidated Financial Statements included in the Annual Report.

ITEM 6. Exhibits and Reports on Form 8-K.
        --------------------------------

(a)     The following exhibits are included herein:

        None

(b)     Reports on Form 8-K filed during the quarter ended March 31, 2002:

        None

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Keystone Consolidated Industries, Inc.
                                              (Registrant)


Date:  May 14, 2002               By /s/Bert E. Downing, Jr.
                                     ----------------------------------
                                    Bert E. Downing, Jr.
                                    Vice President and Corporate Controller
                                    (Principal Financial and Accounting Officer)