Form 10-K/A
period 2001-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2002-06-28
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A-1

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
            ACT OF 1934 - For the fiscal year ended December 31, 2001

                         Commission file number 1-3919

                     Keystone Consolidated Industries, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                       37-0364250
---------------------------------                    ---------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                           identification No.)

5430 LBJ Freeway, Suite 1740
Three Lincoln Centre, Dallas, TX                           75240-2697
----------------------------------------      ---------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:           (972) 458-0028
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

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2001 as set forth below and in the pages attached hereto:

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Exhibit No.

99.1 -- Annual Report of the Keystone Consolidated Industries, Inc. Deferred Incentive Plan (Form 11-K) for the year ended December 31, 2001 (filed as an amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

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

                                      KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                      --------------------------------------
                                                   (Registrant)


Date: June 26, 2002                   By: /s/ Bert E. Downing, Jr.
                                          ---------------------------
                                          Bert E. Downing, Jr.
                                          Vice President, Treasurer and
                                          Corporate Controller
                                          (Principal Financial and Accounting
                                          Officer)

                                                                   EXHIBIT 99.1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 11-K

ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         Keystone Consolidated Industries, Inc. Deferred Incentive Plan

B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

                     Keystone Consolidated Industries, Inc.
                          5430 LBJ Freeway, Suite 1740
                               Dallas, Texas 75240

         KEYSTONE CONSOLIDATED INDUSTRIES, INC. DEFERRED INCENTIVE PLAN

                                    FORM 11-K

                                      Index




                                                                        Page

Signature Page.... .......................................................2

Financial Statements

  Report of Independent Accountants.......................................3

  Financial Statements
    Statements of Net Assets Available for Benefits -
      December 31, 2000 and 2001..........................................4

    Statement of Changes in Net Assets Available for Benefits -
      Year ended December 31, 2001........................................5

    Notes to Financial Statements........................................6-8

Supplemental Schedule

  Schedule H, Line 4i -  Schedule of Assets Held for Investment
    Purposes - December 31, 2001..........................................9

  Exhibit I - Consent of Independent Accountants..........................10

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

                                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                           DEFERRED INCENTIVE PLAN

                                By:      ADMINISTRATIVE COMMITTEE OF THE
                                         KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                            DEFERRED INCENTIVE PLAN


                                By:  /s/ Bert E. Downing, Jr.
                                     -----------------------------------
                                     Bert E. Downing, Jr.
                                     Committee Member


June 26, 2002

Report of Independent Accountants

To the Participants and Administrator of Keystone Consolidated Industries, Inc. Deferred Incentive Plan


In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of Keystone Consolidated Industries, Inc. Deferred Incentive Plan (the "Plan") at December 31, 2000 and 2001, and the changes in net assets available for benefits for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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





                                                   PricewaterhouseCoopers LLP



Dallas, Texas
June 26, 2002

         KEYSTONE CONSOLIDATED INDUSTRIES, INC. DEFERRED INCENTIVE PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                           December 31, 2000 and 2001



                                                      2000                2001
                                                      ----                ----

Net assets available for benefits:

Investments ..................................      $39,402,355      $26,520,639
Employer contribution receivable .............          362,209           23,600
Participant contributions receivable .........           85,236           38,349
                                                    -----------      -----------

                                                    $39,849,800      $26,582,588
                                                    ===========      ===========

         KEYSTONE CONSOLIDATED INDUSTRIES, INC. DEFERRED INCENTIVE PLAN

            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                          Year ended December 31, 2001



Additions:
  Investment income - Interest and dividends .................       $ 1,057,069
                                                                     -----------

  Contributions:
    Employer .................................................            23,600
    Participants .............................................         1,261,225
                                                                     -----------
                                                                       1,284,825

      Total additions ........................................         2,341,894
                                                                     -----------

Deductions:
  Investment loss - Net depreciation in fair
   value of investments ......................................         7,427,954
  Benefits to participants ...................................         8,180,180
  Administrative expenses ....................................               972
                                                                     -----------

      Total deductions .......................................        15,609,106
                                                                     -----------

Net decrease in net assets available for benefits ............        13,267,212

Net assets available for benefits:
  December 31, 2000 ..........................................        39,849,800
                                                                     -----------

  December 31, 2001 ..........................................       $26,582,588
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

     The Plan is a defined contribution plan in which eligible employees of Keystone Consolidated Industries, Inc. and certain of its subsidiaries ("Keystone" or the "Employer") who have at least one year of eligible service and are at least 21 years old may elect to participate. The Plan is a qualified cash or deferred profit-sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

     Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons beneficially own approximately 50% of Keystone. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee. Keystone may be deemed to be controlled by Contran and Mr. Simmons.

     Contributions. The Plan permits participants to defer 3% to 15% of their pre-tax annual compensation as contributions, not to exceed an annual deferral of $10,500 (subject to adjustment in future years), through payroll deductions. At its discretion, the Employer may contribute cash or shares of Keystone common stock to the Plan based on a matching or other formula. The Employer's cash contributions are allocated to participants' accounts on a percentage or matching basis relative to the participants' contributions for the year. The Employer's contributions of Keystone common stock are allocated to the respective participants' accounts in the Keystone Restricted Stock Fund. The
Employer's contribution is reduced, as provided by the Plan, by nonvested amounts forfeited by participants who withdraw from the Plan. At December 31, 2000 and 2001, unallocated forfeited nonvested accounts were $20,990 and $24,872 respectively. The Employer may use forfeited nonvested accounts to reduce Employer contributions in the fifth year following the plan year of forfeiture. There was no allocation of forfeited nonvested accounts to participant accounts during the year ended December 31, 2001.

     Vesting and benefits. Salary deferrals (including earnings thereon) are immediately vested while Employer contributions (including earnings thereon) vest at the rate of 20% per year of service, as defined.

     Upon termination of employment, retirement, death or disability, a participant (or beneficiary, if applicable) may elect to receive either (i) a lump sum amount equal to the vested value of the participant's accounts or (ii) installments over a period of not more than 30 years. With the consent of the Plan administrators, participants can borrow amounts from their vested account balances, subject to certain limitations under the Plan.

     Participants' accounts. The Plan currently provides participants with options to invest account balances in 11 different publicly-traded mutual or pooled funds administered by Putnam Investments, as well as two other publicly-traded mutual funds administered by companies other than Putnam Investments. Participants can direct the Plan administrator to invest, in 10% increments, such account balances in any of the Plan's investment fund options. Employer contributions of shares of Keystone common stock are allocated to participant accounts through the "Keystone Restricted Stock Fund." Participants are not permitted to redirect Keystone Restricted Stock to other investment options.

     During 1988, in connection with a rights offering of Keystone's common stock, certain participants were permitted to direct part of their account balance into an investment in Keystone's common stock (the "Keystone Unrestricted Stock Fund").

     In addition to the Plan's investment fund options, a "Loan Fund" is maintained to account for loans to participants, as permitted by the Plan. These loans, with interest rates ranging from 5.75% to 10.50%, mature through 2031.

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

     Expenses of administering the Plan. To the extent not paid by the Employer, administrative expenses are paid by the Plan. The Employer paid a significant portion of 2001 administrative expenses.

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

     Tax status. Effective January 1, 2001, the Plan was amended and restated to comply with new Internal Revenue Service ("IRS") regulations. The Plan has requested a determination letter from the IRS. The Employer believes the Plan is a qualified plan under Section 401(a) and Section 401(k) of the Code, and is therefore exempt from federal income taxes under provisions of Section 501(a) of the Code.

Note 2 - Investments

     General. The assets of the Plan are held and the related investment transactions are executed by Putnam Fiduciary Trust Company as trustee (the "Trustee") of the Keystone Master Deferred Incentive Trust (the "Keystone Trust"). The Keystone Trust currently invests in eleven publicly-traded mutual or pooled funds administered by Putnam Investments as well as two other publicly-traded mutual funds administered by companies other than Putman Investments (see Note 1). The Plan's investments are stated at fair value based on quoted market prices and net appreciation for the year is reflected in the Plan's statement of changes in net assets available for plan benefits.

     Investments that individually represent 5% or more of the Plan's net assets at year end are as follows:

                                                           December 31,
                                                      2000               2001
                                                      ----               ----

Putnam Funds:
Voyager .................................         $13,136,753         $7,976,060
Stable Value ............................         $ 6,586,692         $5,845,961
Vista ...................................         $11,039,816         $5,641,942
PIMCO Total Return ......................         $      --           $2,149,065
Diversified Income Trust ................         $ 2,394,523         $     --


Note 3 -  Non-participant-directed investments

     Information about the net assets, and the significant components of the changes in such net assets, relating to non-participant-directed investments is as follows:

                                                              December 31,
                                                         2000             2001
                                                         ----             ----

Net assets available for benefits
- Keystone Restricted Stock ..................         $547,413         $214,984
                                                       ========         ========

                                                                     Year ended
                                                                  December 31, 2001

Changes in net assets available for benefits
- Keystone Restricted Stock

Net depreciation in fair value of investments ................        $(205,118)
Benefits to participants .....................................         (127,311)
                                                                      ---------

Net decrease in net assets available for
  benefits ...................................................        $(332,429)
                                                                      =========

         KEYSTONE CONSOLIDATED INDUSTRIES, INC. DEFERRED INCENTIVE PLAN

      Schedule H, Line 4i - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                December 31, 2001



                                                                           Fair
                                                     Shares      Cost      value
                                                                    ($000s)

*Putnam Funds:
  Voyager .....................................      448,850   $13,394   $ 7,976
  Stable Value ................................    5,845,961     5,846     5,846
  Vista .......................................      633,926    11,415     5,642
  George Putnam Fund of Boston ................       63,947     1,072     1,073
  Equity Income ...............................       50,987       760       750
  OTC and Emerging Growth .....................       76,269     1,371       584
  International Growth ........................       29,145       645       581
  S&P 500 Index ...............................       12,990       387       362
  Asset Allocation - Conservative Portfolio ...       40,468       412       352
  Asset Allocation - Balanced Portfolio .......       20,259       241       199
  Asset Allocation - Growth Portfolio .........        5,430        68        52
*PIMCO Total Return ...........................      205,456     2,191     2,149
*UAM ICM Small Company Portfolio ..............        2,971        76        77
*Keystone Restricted Stock ....................      330,745     2,866       215
*Keystone Unrestricted Stock Fund .............       28,303        70        18
*Loans to participants (5.75% - 10.50%;
   mature through 2031) .......................                   --         645
                                                               -------   -------

                                                               $40,814   $26,521
                                                               =======   =======




*    Party in interest.

                                                                     Exhibit I


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-71441) of Keystone Consolidated Industries, Inc. of our report dated June 26, 2002, relating to the financial statements of the Keystone Consolidated Industries, Inc. Deferred Incentive Plan, which appears in this Form 11-K.


PricewaterhouseCoopers LLP




June 26, 2002