Form 10-Q
period 2002-06-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2002-08-14
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2002

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

                           Yes   X                            No _____
                               -----

Number of shares of common stock outstanding at August 14, 2002: 10,068,450

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                        Page
                                                                       number

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets - December 31, 2001
             and June 30, 2002                                           3-4

            Consolidated Statements of Operations - Three months
             and six months ended June 30, 2001 and 2002                 5-6

            Consolidated Statements of Cash Flows - Six months
             ended June 30, 2001 and 2002                                 7

            Consolidated Statement of Common Stockholders'
             Equity (Deficit) - Six months ended June 30, 2002            8

            Notes to Consolidated Financial Statements                   9-20

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        21-28

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings                                             29

  Item 4.   Submission of Matters to a Vote of Security Holders           29

  Item 6.   Exhibits and Reports on Form 8-K                              29

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                       December 31,      June 30,
                                   ASSETS                  2001            2002
                                                         --------        -------

Current assets:
  Notes and accounts receivable ..................       $ 29,411       $ 43,693
  Inventories ....................................         40,912         37,805
  Deferred income taxes ..........................          9,778           --
  Prepaid expenses and other .....................          3,211          2,343
                                                         --------       --------

     Total current assets ........................         83,312         83,841
                                                         --------       --------

Property, plant and equipment ....................        367,556        370,115
Less accumulated depreciation ....................        237,956        246,229
                                                         --------       --------

     Net property, plant and equipment ...........        129,600        123,886
                                                         --------       --------

Other assets:
  Restricted investments .........................          5,675          5,777
  Prepaid pension cost ...........................        131,985        133,485
  Deferred income taxes ..........................         11,844           --
  Deferred financing costs .......................          2,295          2,717
  Goodwill .......................................            752            752
  Other ..........................................          1,437          1,292
                                                         --------       --------

     Total other assets ..........................        153,988        144,023
                                                         --------       --------

                                                         $366,900       $351,750
                                                         ========       ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)




LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        December 31,      June 30,
                                                          2001            2002
                                                        --------        -------

Current liabilities:
  Notes payable and current maturities of
    long-term debt ...............................     $  46,332      $  32,399
  Accounts payable ...............................        23,014         23,079
  Payables to affiliates .........................           633            946
  Accrued OPEB cost ..............................         7,215          7,215
  Accrued preferred stock dividends ..............          --            1,713
  Other accrued liabilities ......................        37,100         42,101
                                                       ---------      ---------

      Total current liabilities ..................       114,294        107,453
                                                       ---------      ---------

Noncurrent liabilities:
  Long-term debt .................................       100,123         64,364
  Accrued OPEB cost ..............................       101,810        104,002
  Negative goodwill ..............................        19,998           --
  Other ..........................................        31,010         21,573
                                                       ---------      ---------

      Total noncurrent liabilities ...............       252,941        189,939
                                                       ---------      ---------

Minority interest ................................             1            274
                                                       ---------      ---------

Redeemable Series A preferred stock ..............          --            2,112
                                                       ---------      ---------

Common stockholders' equity (deficit):
  Common stock ...................................        10,792         10,798
  Additional paid-in capital .....................        53,071         51,358
  Accumulated deficit ............................       (64,187)       (10,172)
  Treasury stock, at cost ........................           (12)           (12)
                                                       ---------      ---------

      Total stockholders' equity (deficit) .......          (336)        51,972
                                                       ---------      ---------

                                                       $ 366,900      $ 351,750
                                                       =========      =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                        Three months ended        Six months ended
                                             June 30,                  June 30,
                                       ---------------------   ------------------------
                                          2001         2002        2001         2002
                                          ----         ----        ----         ----

Revenues and other income:
  Net sales ........................   $ 86,294    $  94,244    $ 164,057    $ 180,156
  Gain on early extinguishment of
   debt ............................       --           --           --         54,739
  Interest .........................         53           21          124           41
  Other, net .......................        418           36          495           37
                                       --------    ---------    ---------    ---------
                                         86,765       94,301      164,676      234,973
                                       --------    ---------    ---------    ---------

Costs and expenses:
  Cost of goods sold ...............     80,461       83,433      156,818      160,612
  Selling ..........................      1,668        1,735        3,275        3,574
  General and administrative .......      4,531        6,812        7,817       12,727
  Overfunded defined benefit pension
   credit ..........................       (750)        (750)      (1,500)      (1,500)
  Interest .........................      3,601          953        7,347        3,647
                                       --------    ---------    ---------    ---------
                                         89,511       92,183      173,757      179,060
                                       --------    ---------    ---------    ---------

  Income (loss) before income taxes
   and cumulative effect of change
   in accounting principle .........     (2,746)       2,118       (9,081)      55,913

Income tax expense (benefit) .......     (1,276)        --         (3,912)      21,622

Minority interest in after-tax
  earnings .........................        158          114          165          274
                                       --------    ---------    ---------    ---------

Income (loss) before cumulative
 effect of change in accounting
 principle .........................     (1,628)       2,004       (5,334)      34,017

Cumulative effect of change in
 accounting principle ..............       --           --           --         19,998
                                       --------    ---------    ---------    ---------

   Net income (loss) ...............     (1,628)       2,004       (5,334)      54,015

Dividends on preferred stock .......       --          1,713         --          1,713
                                       --------    ---------    ---------    ---------

Net income (loss) available for
 common shares .....................   $ (1,628)   $     291    $  (5,334)   $  52,302
                                       ========    =========    =========    =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                      (In thousands, except per share data)

                                       Three months ended           Six months ended
                                             June 30,                  June 30,
                                    -------------------------   ----------------------
                                        2001          2002        2001            2002
                                        ----          ----        ----            ----

Basic earnings (loss) per share
 available for common shares:

  Income (loss) before cumulative
   effect of change in accounting
   principle ....................   $     (.16)   $      .03   $     (.53)   $     3.21

  Cumulative effect of change in
   accounting principle .........         --            --           --            1.99
                                    ----------    ----------   ----------    ----------

    Net income (loss) ...........   $     (.16)   $      .03   $     (.53)   $     5.20
                                    ==========    ==========   ==========    ==========

Basic shares
 Outstanding ....................       10,062        10,068       10,062        10,066
                                    ==========    ==========   ==========    ==========

Diluted earnings (loss) per share
 available for common shares:

  Income (loss) before cumulative
   effect of change in accounting
   principle ....................   $     (.16)   $      .03   $     (.53)   $     1.94

  Cumulative effect of change in
   accounting principle .........         --            --           --            1.14
                                    ----------    ----------   ----------    ----------

    Net income (loss) ...........   $     (.16)   $      .03   $     (.53)   $     3.08
                                    ==========    ==========   ==========    ==========

Diluted shares outstanding ......       10,062        10,068       10,062        17,491
                                    ==========    ==========   ==========    ==========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Six months ended
                                                                   June 30,
                                                              2001         2002
                                                              ----         ----

Cash flows from operating activities:
  Net income (loss) ....................................   $ (5,334)   $ 54,015
  Depreciation and amortization ........................      8,599       8,931
  Amortization of deferred financing costs .............        239         334
  Deferred income taxes ................................     (3,976)     21,622
  Non-cash OPEB expense ................................       (424)      2,192
  Gain on early extinguishment of debt .................       --       (54,739)
  Cumulative effect of change in accounting principle ..       --       (19,998)
  Other, net ...........................................        278         124
  Change in assets and liabilities:
    Notes and accounts receivable ......................    (20,773)    (15,369)
    Inventories ........................................      8,121       3,107
    Prepaid pension cost ...............................     (1,500)     (1,500)
    Accounts payable ...................................      7,691         378
    Other, net .........................................       (230)      6,452
                                                           --------    --------

      Net cash provided (used) by operating activities .     (7,309)      5,549
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures .................................     (1,535)     (3,271)
  Proceeds from sale of business unit ..................        757        --
  Collection of notes receivable .......................        726       1,127
  Other, net ...........................................        165         273
                                                           --------    --------

      Net cash provided (used) by investing activities .        113      (1,871)
                                                           --------    --------

Cash flows from financing activities:
  Revolving credit facilities, net .....................      7,636     (15,980)
  Other notes payable and long-term debt:
    Additions ..........................................       --        15,066
    Principal payments .................................       (425)       (299)
    Deferred financing costs paid ......................        (15)     (2,465)
                                                           --------    --------

      Net cash provided (used) by financing activities .      7,196      (3,678)
                                                           --------    --------

Net change in cash and cash equivalents ................       --          --

Cash and cash equivalents, beginning of period .........       --          --
                                                           --------    --------

Cash and cash equivalents, end of period ...............   $   --      $   --
                                                           ========    ========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized ................   $  7,117    $  1,835
    Income taxes (refund received) .....................       (158)        108

  Note received in connection with sale of
   business unit .......................................   $    440    $   --

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)

                         Six months ended June 30, 2002
                                 (In thousands)


                                        Additional
                               Common    paid-in   Accumulated  Treasury
                               Stock     capital     deficit      stock       Total

Balance - December 31, 2001   $10,792   $ 53,071    $(64,187)   $   (12)   $   (336)

Net income ................      --         --        54,015       --        54,015

Issuance of common stock ..         6       --          --         --             6

Preferred stock dividends .      --       (1,713)       --         --        (1,713)
                              -------   --------    --------    -------    --------

Balance - June 30, 2002 ...   $10,798   $ 51,358    $(10,172)   $   (12)   $ 51,972
                              =======   ========    ========    =======    ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     The consolidated balance sheet of Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") at December 31, 2001 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2002 and the consolidated statements of operations and cash flows for the interim periods ended June 30, 2001 and 2002, and the consolidated statement of common stockholders' equity (deficit) for the interim period ended June 30, 2002, have each been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "Annual Report").

     At June 30, 2002, Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons, beneficially owned approximately 50% of the Company. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee. Keystone may be deemed to be controlled by Contran and Mr. Simmons.

Note 2 - Inventories:

     Inventories are stated at the lower of cost or market. At December 31, 2001 and June 30, 2002, the last-in, first-out ("LIFO") method was used to determine the cost of approximately 74% and 71% respectively, of total inventories and the first-in, first-out or average cost methods were used to determine the cost of other inventories.

                                                        December 31,    June 30,
                                                            2001           2002
                                                          --------       -------
                                                              (In thousands)

Steel and wire products:
  Raw materials ....................................       $ 9,818       $ 7,963
  Work in process ..................................         9,912         9,383
  Finished goods ...................................        16,132        14,803
  Supplies .........................................        13,446        13,852
                                                           -------       -------
                                                            49,308        46,001
  Less LIFO reserve ................................        10,768        10,768
                                                           -------       -------
                                                            38,540        35,233

Lawn and garden products - finished goods ..........         2,372         2,572
                                                           -------       -------

                                                           $40,912       $37,805
                                                           =======       =======

Note 3 - Notes payable and long-term debt:

                                                     December 31,       June 30,
                                                         2001             2002
                                                       --------         -------
                                                              (In thousands)

Revolving credit facilities:
  Keystone ..................................          $ 40,823          $26,197
  EWP .......................................             3,225            2,541
  Garden Zone ...............................             1,738            1,068
8% Notes ....................................              --             29,304
6% Notes ....................................              --             16,031
9 5/8% Notes ................................           100,000            6,150
Keystone Term Loan ..........................              --              4,791
County Term Loan ............................              --             10,000
Other .......................................               669              681
                                                       --------          -------
                                                        146,455           96,763
  Less current maturities ...................            46,332           32,399
                                                       --------          -------

                                                       $100,123          $64,364
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

     The 8% Notes bear simple interest at 8% per annum, one-half of which will be paid in cash on a semi-annual basis and one-half will be deferred and be paid together with the principal in three installments, one-third in each of March 2007, 2008 and 2009. The 8% Notes are collateralized by a second-priority lien on substantially all of the existing fixed and intangible assets of the Company and its subsidiaries (excluding EWP and Garden Zone LLC ("Garden Zone")), other than the real property and other fixed assets comprising Keystone's steel mill in Peoria, Illinois, on which there is a third-priority lien. Keystone may redeem the 8% Notes, at its option, in whole or in part at any time with no prepayment penalty. The 8% Notes are subordinated to all existing senior indebtedness of Keystone, including, without limitation, the revolving credit facilities of Keystone, EWP and Garden Zone, the Keystone Term Loan (as defined below) and, to the extent of the Company's steel mill in Peoria, Illinois, the County Term Loan (as defined below). The 8% Notes rank senior to any expressly subordinated indebtedness of Keystone, including the 6% Notes.

     The 6% Notes bear simple interest at 6% per annum, of which one-fourth will be paid in cash on a semi-annual basis and three-fourths will accrue and be paid together with the principal in four installments, one-fourth in each of March 2009, 2010, 2011 and May 2011. Keystone may redeem the 6% Notes, at its option, in whole or in part at any time with no prepayment penalty. The 6% Notes are subordinated to all existing and future senior or secured indebtedness of the Company, including, without limitation, the revolving credit facilities of Keystone, EWP and Garden Zone, the Keystone Term Loan (as defined below), the County Term Loan (as defined below), the 8% Notes and any other future indebtedness of the Company which is not expressly subordinated to the 6% Notes.

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

     As a result, for financial reporting purposes the Company reported a $54.7 million pre-tax gain ($33.1 million net of income taxes) in the first quarter of 2002 related to the exchange of the 9 5/8% Notes. Because of differences between the income tax treatment and the financial reporting treatment of the exchange, the Company reported $65.8 million of income for federal income tax purposes resulting from the exchange. However, all of the taxable income generated from the exchange was offset by utilization of the Company's net operating loss carryforwards, and no cash income tax payments were required to be paid as a result of the exchange.

     As part of its efforts to restructure the 9 5/8% Notes, in April 2002 Keystone received a new $10 million term loan from the County of Peoria, Illinois (the "County Term Loan"), and a new $5 million term loan (the "Keystone Term Loan") from the same lender providing the Keystone revolving credit facility. The County Term Loan does not bear interest, requires no amortization of principal and is due in 2007. The Keystone Term Loan bears interest at prime plus .5% or LIBOR plus 2.5% at the Company's option, with principal payments amortized over a four-year period and due in March 2005. The County Term Loan is collateralized by a second priority lien on the real property and other fixed assets comprising Keystone's steel mill in Peoria, Illinois. The Keystone Term Loan is collateralized by a first-priority lien on all of the fixed assets of the Company and its subsidiaries, other than EWP and Garden Zone. Proceeds from the Keystone Term Loan and County Term Loan were used by Keystone to reduce the outstanding balance of Keystone's revolving credit facility. During April 2002, the Company also extended Keystone's revolving credit facility through March 2005 under substantially the same terms as the existing facility. In June 2002, the EWP Revolver was extended through June 2004 and in July 2002, the Garden Zone Revolver was extended through April 2003, both under the same terms as the existing facilities.

     In addition, a wholly-owned subsidiary of Contran has agreed to loan the Company up to an aggregate of $6 million under the terms of a revolving credit facility that matures on December 31, 2002. This facility is collateralized by the common stock of EWP owned by Keystone. Through August 14, 2002, the Company has not borrowed any amounts under such facility.

Note 4 - Redeemable Series A preferred stock:

     In connection with the Exchange Offer, Keystone issued 59,399 shares of Series A 10% Cumulative Convertible Pay-In-Kind Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock has a stated value of $1,000 per share and has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The Series A Preferred Stock has an annual dividend commencing in December 2002 of $100 per share, and such dividends may be paid in cash or, at the Company's option, in whole or in part in new Series A Preferred Stock based on their stated value. The amount of dividends accrued at June 30, 2002 ($1.7 million) has been determined based on the assumption such dividends will be paid in cash rather than in the form of additional shares of Series A Preferred Stock. After March 2003, the Series A Preferred Stock may be converted into shares of Keystone common stock at the exchange rate of $4.00 per share, and holders of the Series A Preferred Stock will be entitled to vote on any matter brought before Keystone shareholders on an as-converted basis, voting together with Keystone common shareholders as a single class. The Company may redeem the Series A Preferred Stock at any time, in whole or in part, at a redemption price of $1,000 per share plus accrued and unpaid dividends. In addition, in the event of certain sales of the Company's assets outside the ordinary course of business, the Company will be required to offer to purchase a specified portion of the Series A Preferred Stock, at a purchase price of $1,000 per share plus accrued and unpaid dividends, based upon the proceeds to the Company from such asset sale. Otherwise, holders of the Series A Preferred Stock have no mandatory redemption rights. The Company does not currently believe it is probable that holders of the Series A Preferred Stock will be able to require the Company to purchase any of their stock, and accordingly the Company is not accreting the Series A Preferred Stock up to its redemption value.

Note 5 - Income taxes:

     At June 30, 2002, the Company expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax attributes. However, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices; and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes the gross deferred tax assets may not currently meet the "more-likely-than-not" realizability test. As such, during the fourth quarter of 2001, the Company provided a deferred tax asset valuation allowance of approximately $14.5 million. The resulting net deferred tax asset of approximately $21.6 million at December 31, 2001 approximated the tax expense for financial reporting purposes which was recorded during the first quarter of 2002 related to the cancellation of indebtedness income resulting from the Exchange Offer. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing a tax benefit associated with its expected pre-tax losses during 2002 will be appropriate. Accordingly, during the first six months of 2002, the Company decreased the deferred tax asset valuation allowance by approximately $400,000. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the valuation allowance related to its deferred tax assets in the future.

     Summarized below are (i) the differences between the income tax provision (benefit) and the amounts that would be expected by applying the U.S. federal statutory income tax rate of 35% to the income (loss) before income taxes and cumulative effect of change in accounting principle, and (ii) the components of the income tax provision (benefit).

                                                             Six months ended
                                                                  June 30,
                                                             2001         2002
                                                             ----         ----
                                                              (In thousands)

Expected tax provision (benefit), at statutory rate ....   $ (3,178)   $ 19,570
U. S. state income taxes, net ..........................       (170)      2,471
Amortization of goodwill and negative goodwill .........       (215)       --
Deferred tax asset valuation allowance .................       --          (428)
Other, net .............................................       (349)          9
                                                           --------    --------

Income tax provision (benefit) .........................   $ (3,912)   $ 21,622
                                                           ========    ========

Comprehensive provision (benefit) for income taxes:
  Currently refundable:
    U.S. federal .......................................   $    (20)   $    (18)
    U.S. state .........................................         84          18
                                                           --------    --------
      Net currently refundable .........................         64        --

  Deferred income taxes, net ...........................     (3,976)     21,622
                                                           --------    --------

                                                           $ (3,912)   $ 21,622
                                                           ========    ========

Note 6 - Other accrued liabilities:

                                                       December 31,      June 30,
                                                           2001            2002
                                                          ------          ------
                                                               (In thousands)

Current:
  Employee benefits ..............................        $11,168        $12,398
  Self insurance .................................          8,906          9,095
  Environmental ..................................          8,068          7,991
  Deferred vendor payments .......................          2,488          3,304
  Legal and professional .........................            887          1,459
  Disposition of former facilities ...............            530            638
  Interest .......................................          1,287            433
  Other ..........................................          3,766          6,783
                                                          -------        -------

                                                          $37,100        $42,101
                                                          =======        =======
Noncurrent:
  Deferred vendor payments .......................        $13,648        $11,838
  Environmental ..................................          7,508          7,472
  Workers compensation payments ..................          1,762          1,890
  Interest .......................................          7,735           --
  Other ..........................................            357            373
                                                          -------        -------

                                                          $31,010        $21,573
                                                          =======        =======

     During the first quarter of 2002, two of the Company's major vendors, representing approximately $16.1 million of trade payables, agreed to be paid over a five-year period ending in March 2007 with no interest. The repayment of a portion of such deferred vendor payments could be accelerated if the Company achieves specified levels of future earnings.

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

Note 7 - Operations:

     The Company's operations are comprised of two segments; the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets and the distribution of wire, plastic and wood lawn and garden products to retailers through Garden Zone (a 51% owned subsidiary).

     Keystone is also engaged in a scrap recycling joint venture through its 50% interest in Alter Recycling Company, L.L.C. ("ARC"), an unconsolidated equity affiliate.

                                      Three months ended        Six months ended
                                             June 30,                 June 30,
                                     ---------------------    ----------------------
                                       2001         2002         2001          2002
                                       ----         ----         ----          ----
                                                     (In thousands)

Revenues:
  Steel and wire products ........   $ 82,401    $  90,892    $ 157,714    $ 172,901
  Lawn and garden products .......      3,893        3,794        6,691        8,134
                                     --------    ---------    ---------    ---------
                                       86,294       94,686      164,405      181,035

  Elimination of intersegment
    revenues .....................       --           (442)        (348)        (879)
                                     --------    ---------    ---------    ---------

                                     $ 86,294    $  94,244    $ 164,057    $ 180,156
                                     ========    =========    =========    =========

Income (loss) before income taxes
 and cumulative effect of change
 in accounting principle:
  Operating profit (loss):
    Steel and wire products ......   $    712    $   4,069    $  (2,695)   $   5,939
    Lawn and garden products .....        386          248          464          604
                                     --------    ---------    ---------    ---------
                                        1,098        4,317       (2,231)       6,543

    General corporate items:
      Interest income ............         53           21          124           41
      General income
       (expense), net ............       (296)      (1,267)         373       (1,763)
      Gain on early extinguishment
       of debt ...................       --           --           --         54,739
    Interest expense .............     (3,601)        (953)      (7,347)      (3,647)
                                     --------    ---------    ---------    ---------

                                     $ (2,746)   $   2,118    $  (9,081)   $  55,913
                                     ========    =========    =========    =========

Note 8 - Contingencies:

         At June 30, 2002, the Company's financial statements reflected accrued liabilities of $15.5 million for estimated remedial costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

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

     As shown in the following table, the Company would have reported a net loss of $1.9 million, or $.19 per basic share, for the 2001 second quarter and a net loss of $5.9 million, or $.59 per basic share, during the six months ended June 30, 2001, if the goodwill and negative goodwill amortization included in the Company's net loss, as reported, had not been recognized.

                                               Three months ended          Six months ended
                                                     June 30,                    June 30,
                                               ------------------          ---------------
                                                 2001        2002          2001       2002
                                                 ----        ----          ----       ----
                                                   (In thousands, except per share data)

Income (loss)
 available for common shares .............   $   (1,628)  $      291 $   (5,334)  $   52,302
Adjustments:
  Goodwill amortization ..................                                 --           --
                                                                             31           63
  Negative goodwill amortization
                                                   (339)        --         (678)        --
                                             ----------   ---------- ----------   ----------
    Adjusted income (loss) before
     cumulative effect of change in
     accounting principle
                                             $   (1,936)  $      291 $   (5,949)  $   52,302
                                             ==========   ========== ==========   ==========

Basic earnings (loss) per
 share available for common shares
 before cumulative effect of change
 in accounting principle as reported
                                             $     (.16)  $      .03 $     (.53)  $     3.21
Adjustments:
  Goodwill amortization ..................                                 --           --
                                                                           --            .01
  Negative goodwill amortization
                                                   (.03)        --         (.07)        --
                                             ----------   ---------- ----------   ----------
    Adjusted basic earnings (loss)
     per share available for common
     shares before cumulative effect
     of change in accounting principle ...   $     (.19)  $      .03 $     (.59)  $     3.21
                                             ==========   ========== ==========   ==========

Diluted earnings (loss) per share
 available for common shares before
 cumulative effect of change in
 accounting principle as reported ........   $     (.16)  $      .03 $     (.53)  $     1.94

Adjustments:
  Goodwill amortization ..................                                 --           --
                                                                           --            .01
  Negative goodwill amortization
                                                   (.03)        --         (.07)        --
                                             ----------   ---------- ----------   ----------
    Adjusted diluted earnings (loss)
     per share available for common shares
     before cumulative effect of change
     in accounting principle .............   $     (.19)  $      .03 $     (.59)  $     1.94
                                             ==========   ========== ==========   ==========

                                            Three months ended          Six months ended
                                                  June 30,                 June 30,
                                            ------------------        ------------------
                                            2001          2002        2001          2002
                                            ----          ----        ----          ----
                                                (In thousands, except per share data)

Net income (loss) as reported .......   $   (1,628)  $    2,004   $   (5,334)  $   54,015
Adjustments:
  Goodwill amortization .............                                                --
                                                             31           63         --
  Negative goodwill amortization ....                                                --
                                                           (339)        (678)        --
  Cumulative effect of change in
   accounting principle
                                              --           --           --        (19,998)
                                        ----------   ----------   ----------   ----------

    Adjusted net income (loss)
                                        $   (1,936)  $    2,004   $   (5,949)  $   34,017
                                        ==========   ==========   ==========   ==========

Basic earnings (loss) per
 share available for common shares as
 reported ...........................   $     (.16)  $      .03   $     (.53)  $     5.20
Adjustments:
  Goodwill amortization .............         --           --            .01         --
  Negative goodwill amortization ....         (.03)        --           (.07)        --
  Cumulative effect of change in
   accounting principle .............         --           --           --          (1.99)
                                        ----------   ----------   ----------   ----------

    Adjusted basic earnings
     (loss) per share available for
     common shares ..................   $     (.19)         .03   $     (.59)  $     3.21
                                        ==========   ==========   ==========   ==========

Diluted earnings (loss) per
 share available for common shares as
 reported ...........................   $     (.16)  $      .03         (.53)        3.09
Adjustments:
  Goodwill amortization .............         --           --            .01         --
  Negative goodwill amortization ....         (.03)        --           (.07)        --
  Cumulative effect of change in
   accounting principle .............         --           --           --          (1.15)
                                        ----------   ----------   ----------   ----------

    Adjusted diluted earnings
     (loss) per share available for
     common shares ..................   $     (.19)         .03   $     (.59)  $     1.94
                                        ==========   ==========   ==========   ==========


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

     Gain or loss on early extinguishment of debt. The Company adopted SFAS No. 145 effective April 1, 2002. SFAS No. 145, among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Bulletin ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30; any such gain or loss that would not have met the APBO No. 30 criteria are retroactively reclassified and reported as a component of income before extraordinary item. The Company has concluded that its 2002 first quarter $54.7 million pre-tax extraordinary gain ($33.1 million, or $3.29 per basic share, net of income taxes) discussed in Note 3 would not have met the APBO No. 30 criteria for classification as an extraordinary item, and accordingly such gain has been retroactively reclassified and is now reported as a component of income before extraordinary item.

Note 10 - Earnings per share:

     Net income (loss) per share is based upon the weighted average number of common shares and dilutive securities. A reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share computations of income (loss) before cumulative effect of change in accounting principle is presented below. The effect of the assumed conversion of the Series A Convertible Preferred Stock was antidilutive in the three months ended June 30, 2002 period. The dilutive effect of the assumed conversion of the Series A Preferred Stock in the six month ended June 30, 2002 period is calculated from its issuance in March 2002. Keystone stock options were omitted from the calculation because they were antidilutive in all periods presented.

                                           Three months ended       Six months ended
                                                June 30,                 June 30,
                                            ----------------        ----------------
                                            2001        2002        2001        2002
                                            ----        ----        ----        ----
                                                         (In thousands)

Numerator:
  Net income (loss) before cumulative
   effect of change in accounting
   principle .........................   $ (1,628)   $  2,004    $ (5,334)   $ 34,017

  Less  Series A Preferred Stock
   Dividends .........................       --        (1,713)       --        (1,713)
                                         --------    --------    --------    --------
  Basic net income (loss) before
   cumulative effect of change in
   accounting principle ..............     (1,628)        291      (5,334)     32,304

    Series A Preferred Stock dividends       --          --         1,713
                                         --------    --------    --------    --------

  Diluted net income (loss) before
   cumulative effect of change in
   accounting principle ..............   $ (1,628)   $    291    $ (5,334)   $ 34,017
                                         ========    ========    ========    ========

Denominator:
  Average common shares outstanding ..     10,062      10,068      10,062      10,066
  Dilutive effect of Preferred Stock
   Series A ..........................       --          --          --         7,425
                                         --------    --------    --------    --------

  Diluted shares .....................     10,062      10,068      10,062      17,491
                                         ========    ========    ========    ========

Note 11 - Accounting principle not yet adopted:

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

     The Company will adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, no later than January 1, 2003 for exit or disposal activities initiated on or after the date of adoption. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 will be recognized and measured initially at fair value, generally in the period in which the liability is incurred. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). Under existing GAAP, a liability for such an exit cost is recognized at the date an exit plan is adopted, which may or may not be the date at which the liability has been incurred.

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

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts including, but not limited to, statements found in this "Management's Discussion And Analysis Of Financial Condition And Results Of Operations," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes", "intends", "may", "should", "could", "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although Keystone believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission including, but not limited to, future supply and demand for the Company's products (including cyclicality thereof), customer inventory levels, changes in raw material and other operating costs (such as scrap and energy) general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, the possibility of labor disruptions, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, any significant increases in the cost of providing medical coverage to employees and retirees, the ultimate resolution of pending litigation, successful implementation of the Company's capital improvements plan, international trade policies of the United States and certain foreign countries, and any possible future litigation and other risks and uncertainties as discussed in this Quarterly Report and the Annual Report, including, without limitation, the section referenced above. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. Keystone disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

     The following table sets forth Keystone's billet and wire rod production, scrap costs sales volume and pricing data for the periods indicated. The per-ton selling prices shown reflect the average price of all grades of all products sold to all customers in each product category.

                                            Three months ended    Six months ended
                                                  June 30,            June 30,
                                              --------------      ---------------
                                              2001      2002      2001       2002
                                              ----      ----      ----       ----
                                                        (Tons in thousands)

Production volume (tons):
 Billets ...............................       189       209       352       384
 Wire rod ..............................       186       192       336       374

Average per-ton scrap
 purchase cost .........................      $ 85      $ 93      $ 87      $ 88

Sales volume(tons):
 Fabricated wire products ..............        82        85       153       159
 Industrial wire .......................        27        28        54        52
 Wire rod ..............................        68        80       132       162
                                              ----      ----      ----      ----

                                               177       193       339       373
                                              ====      ====      ====      ====

Per-ton selling prices:
  Fabricated wire products .............      $646      $660      $657      $661
  Industrial wire ......................      $421      $420      $426      $421
  Wire rod .............................      $257      $286      $254      $277
  All steel and wire products ..........      $463      $469      $463      $461


     The following table sets forth the components of the Company's net sales for the periods indicated.

                                         Three months ended    Six months ended
                                              June 30,              June 30,
                                          ----------------     ----------------
                                           2001      2002       2001       2002
                                           ----      ----       ----       ----
                                                       (In millions)

Steel and wire products:
  Fabricated wire products ..........     $ 53.3    $ 56.0     $100.8     $105.4
  Industrial wire ...................       11.2      11.5       22.6       22.1
  Wire rod ..........................       17.5      23.0       33.7       44.8
  Other .............................         .5        .4         .7         .6
                                          ------    ------     ------     ------
                                            82.5      90.9      157.8      172.9

Lawn and garden products ............        3.8       3.3        6.3        7.3
                                          ------    ------     ------     ------

                                          $ 86.3    $ 94.2     $164.1     $180.2
                                          ======    ======     ======     ======

     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                       Three months ended   Six months ended
                                             June 30,            June 30,
                                        2001        2002      2001        2002
                                        ----        ----      ----        ----

Net sales ..........................   100.0 %     100.0 %   100.0 %     100.0 %
Cost of goods sold .................      93.2        88.5      95.6        89.2
                                       -------     -------   -------     -------
Gross profit .......................     6.8 %      11.5 %     4.4 %      10.8 %
                                       =======     =======   =======     =======

Selling expense ....................     1.9 %       1.8 %     2.0 %       2.0 %
General and administrative expense .     5.2 %       7.2 %     4.8 %       7.1 %
Overfunded defined benefit pension
 Credit ............................       (.9)%       (.8)%     (.9)%       (.8)%
Gain on early extinguishment of
 Debt ..............................       - %         - %       - %       (30.4)%

Income (loss) before income taxes
 and cumulative effect of change in
 accounting principle ..............      (3.2)%     2.2 %      (5.5)%    31.0 %
Income tax provision (benefit) .....      (1.5)       --        (2.3)     12.0 %
Minority interest in after-tax
  Earnings .........................        .2          .1        .1          .1
                                       -------     -------   -------     -------

Net income (loss) before cumulative
 effect of change in accounting
 principle .........................      (1.9)%     2.1 %      (3.3)%    18.9 %
                                       =======     =======   =======     =======


     Net sales of $94.2 million in the 2002 second quarter were up 9% from $86.3 million during the same period in 2001. This increase in sales was due primarily to a 9% increase in shipments of the Company's steel and wire products combined with a $6 per-ton increase in overall steel and wire product selling prices, partially offset by a decline in Garden Zone's sales. Garden Zone's sales during the 2002 second quarter declined $500,000 from the 2001 second quarter to $3.3 million. Shipments of wire rod increased 18% during the 2002 second quarter as compared to the 2001 second quarter while per-ton selling prices increased 11%. Industrial wire shipments increased 4% while per-ton selling prices remained relatively constant. Fabricated wire products shipments during the 2002 second quarter increased 3% as compared to the 2001 second quarter while per-ton selling prices increased 2%. Management believes the increase in shipment volume during the 2002 second quarter was due to abnormally low shipment volume in the 2001 second quarter resulting from high levels of imported steel and wire products. The 2002 second quarter shipment volume was consistent with those levels in years prior to 2001. Although high levels of imported steel and wire products continues, these import levels have been somewhat mitigated by former competitors of the Company exiting the marketplace. However, despite this decline in competition, Keystone has still been unable to achieve historic levels of per-ton selling prices.

     Net sales of $180.2 million in the first six months of 2002 were up 10% from $164.1 million in the first six months of 2001. This increase in sales was primarily due to a 10% increase in shipments of Keystone's steel and wire products and a $900,000 increase in Garden Zone's sales partially offset by a $2 per-ton decline in selling prices of the Company's steel and wire products during the first six months of 2002. Garden Zone's sales during the first six months of 2002 amounted to $7.3 million as compared to $6.3 million during the same period in 2001. Wire rod shipments during the first six months of 2002 increased 22% over the first six months of 2001 while per-ton selling prices increased 9%. Industrial wire shipments declined 1% while per-ton selling prices declined 1%. Fabricated wire products shipments during the first six months of 2002 increased 4% as compared to the first six months of 2001 while per-ton selling prices increased 1%. Despite increases in per-ton selling prices of wire rod and fabricated wire products, overall per-ton selling prices declined as a result of a change in the product mix between the first six months of 2001 and 2002. Management believes the increase in shipment volume during the first six months of 2002 was also due to abnormally low shipment volume during the first six months of 2001. The shipment volume during the first six months of 2002 was consistent with those levels in years prior to 2001.

     Billet production during the second quarter of 2002 increased 20,000 tons or 10% to 209,000 tons from 189,000 tons during the second quarter of 2001. The primary reason for the higher production levels during the 2002 second quarter was improved performance from Keystone's steel mill. Keystone did not purchase any billets during the second quarter of either 2001 and 2002. Wire rod production during the second quarter of 2002 increased to 192,000 tons as compared to production of 186,000 tons in the 2001 second quarter, primarily as a result of the higher billet production during the 2002 second quarter.

     The increased billet production during the first and second quarters of 2002 as compared to the first two quarters of 2001 resulted in billet production during the first six months of 2002 increasing 32,000 tons to 384,000 tons from 352,000 tons during the first six months of 2001. Keystone did not purchase any billets during the first six months of either 2001 or 2002. Increased wire rod production during the first quarter of 2002 as compared to the 2001 first quarter resulted in an increase of 38,000 tons of wire rod produced during the first six months of 2002 to 374,000 tons from 336,000 tons during the first six months of 2001. The low wire rod production during the first quarter of 2001 was due primarily to intentional production curtailments designed to avoid using high cost natural gas and to allow billet inventories to build in anticipation of planned outages for repair and maintenance projects in the steel mill during that quarter.

     Gross profit during the 2002 second quarter increased to $10.8 million from $5.8 million in the 2001 second quarter as the Company's gross margin increased from 6.8% in the 2001 period to 11.5% in the 2002 second quarter. This increase in gross margin was due primarily to the higher per-ton steel and wire product selling prices, increased production efficiencies in the Company's steel mill and lower natural gas costs partially offset by higher costs for scrap steel, Keystone's primary raw material, and electricity. The higher selling prices and lower gas costs during the 2002 second quarter favorably impacted gross profit by $1.2 million and $800,000, respectively, whereas higher scrap and electricity costs negatively impacted gross profit by $1.8 million and $1.7 million, respectively. In addition, during the 2002 second quarter, Keystone received $400,000 of insurance proceeds from business interruption policies related to incidents in prior years as compared to none received during the 2001 second quarter.

     Gross profit during the first six months of 2002 increased to $19.5 million from $7.2 million in the first six months of 2001 as the Company's gross margin increased from 4.4% in the 2001 period to 10.8% in the first six months of 2002. This increase in gross margin was due primarily to increased production efficiencies in the Company's steel mill and lower natural gas costs partially offset by the lower steel and wire product selling prices and higher costs for electricity and scrap steel. The lower natural gas costs during the first half of 2002 favorably impacted gross profit by $3.8 million, whereas higher electricity and scrap costs negatively impacted gross profit by $3.4 million and $400,000, respectively. The lower selling prices adversely impacted gross profit during the first six months of 2002 by approximately $900,000. In addition, during the first six months of 2002, Keystone received $800,000 of insurance proceeds from business interruption policies related to incidents in prior years as compared to $1.6 million received during the first six months of 2001. During the first six months of 2001, Keystone experienced certain production outages that adversely impacted gross profit by approximately $800,000. Keystone did not experience any such production outages during the first six months of 2002.

     Selling expense was $1.7 million during the second quarter of both 2002 and 2001. Selling expense of $3.6 million during the first six months of 2002 was approximately $300,000 higher than the same period in 2001, but was constant as a percentage of sales.

     General and administrative expense increased to $6.8 million during the second quarter of 2002 as compared to $4.5 million during the second quarter of 2001 primarily due to higher legal and professional and OPEB expenses in the second quarter of 2002 partially offset by an unfavorable legal settlement of $500,000 during the second quarter of 2001. General and administrative expense increased from $7.8 million during the first half of 2001 to $12.7 million during the first half of 2002, primarily due to higher legal and professional and OPEB expenses in the first half of 2002 as well as a $650,000 reimbursement of legal fees received during the first half of 2001 all partially offset by the unfavorable legal settlement during the first half of 2001. The higher legal and professional expenses during the first half of 2002 were primarily related to the Exchange Offer described below.

     The overfunded defined benefit pension credit in the second quarter of both 2001 and 2002 was $750,000 and during the first six months of both 2001 and 2002 was $1.5 million. Keystone currently anticipates the total 2002 overfunded defined benefit pension credit will approximate $3.0 million as compared to a total credit in 2001 of $5.5 million.

     Interest expense in the second quarter of 2002 was lower than the second quarter of 2001 due principally to lower debt levels and interest rates. Average borrowings by Keystone approximated $97.1 million in the second quarter of 2002 as compared to $152.2 million in the second quarter of 2001. During the second quarter of 2002, Keystone's weighted-average interest rate was 3.0% per annum as compared to 8.9% per annum in the second quarter of 2001.

     Interest expense in the first half of 2002 was also lower than the first half of 2001 due principally to lower debt levels and interest rates. Average borrowings by Keystone approximated $116.5 million in the first half of 2002 as compared to $151.1 million in the first half of 2001. During the first half of 2002, Keystone's weighted-average interest rate was 5.8% per annum as compared to 9.2% per annum in the first half of 2001.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 5 to the Consolidated Financial Statements. At June 30, 2002, the Company had recorded a deferred tax asset valuation allowance of $14.1 million resulting in no net deferred tax assets. Keystone periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the recorded valuation allowance related to its deferred tax assets in the future. As a result of the deferred tax asset valuation allowance, other than the tax provision recorded in connection with the Exchange Offer described below, the Company does not anticipate recording a tax benefit associated with its expected pre-tax losses during 2002 will be appropriate.

     In the first quarter of 2002, the Company completed an exchange offer related to its 9 5/8% Notes whereby 94% of the holders of the 9 5/8% Notes, exchanged their notes for either a discounted cash amount and common stock, new preferred equity and subordinated secured debt securities, or subordinated unsecured debt securities (the "Exchange Offer"). As a result of the Exchange Offer, for financial reporting purposes the Company reported a $54.7 million pre-tax gain ($33.1 million net of income taxes). See Note 3 to Consolidated Financial Statements.

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

     As a result of the items discussed above, Keystone recorded net income during the second quarter of 2002 of $2.0 million as compared to a net loss of $1.6 million in the second quarter of 2001, and net income during the first half of 2002 of $54.0 million as compared to a net loss in the first half of 2000 of $5.3 million.

Outlook for 2002

     Management currently believes, despite the current level of rod imports, capacity utilization and shipment volumes in 2002 will only be slightly higher than 2001 levels and average per-ton selling prices for the 2002 year will approximate those of the fourth quarter of 2001. In addition, management currently anticipates the effect of higher energy and OPEB costs, a lower pension credit, offset in part by lower interest costs, will result in Keystone recording a loss before income taxes (exclusive of non-recurring effects of the Exchange Offer) for calendar 2002, although the pre-tax loss is expected to significantly decline in 2002 as compared to the 2001 level.

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

     At June 30, 2002 Keystone had negative working capital of $23.6 million, including $2.6 of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facilities of $29.8 million. The amount of available borrowings under these revolving credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. At June 30, 2002, unused credit available for borrowing under Keystone's $45 million revolving credit facility (the "Keystone Revolver"), which expires March 31, 2005, EWP's $7 million revolving credit facility, which expires June 30, 2004, (the "EWP Revolver") and Garden Zone's $4 million revolving credit facility, which expires April 2, 2003 (as amended in July 2002) were $16.6 million, $4.1 million and $2.3 million, respectively. The Keystone Revolver requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. A wholly-owned subsidiary of Contran has agreed to loan Keystone up to an aggregate of $6 million under the terms of a revolving credit facility that matures on December 31, 2002. Through August 14, 2002, the Company had not borrowed any amounts under such facility.

     In addition, in connection with the Exchange Offer, during the first quarter of 2002, two of the Company's major vendors agreed to a five-year non-interest bearing repayment of their past due balances which aggregated $16.1 million at the completion of the Exchange Offer.

     During the first half of 2002, the Company's operating activities provided approximately $5.5 million of cash compared to $7.3 million used in operations in the first half of 2001 due primarily to a greater decline in accounts receivable and a greater increase in accrued expenses.

     During the first half of 2002, Keystone made capital expenditures of $3.3 million as compared to $1.5 million in the first half of 2001. During 2001 and the first quarter of 2002, Keystone deferred capital expenditures, including maintenance items, due to liquidity constraints although many of these items cannot be deferred indefinitely. Capital expenditures for calendar year 2002 are currently estimated to be approximately $10 million and are related primarily to upgrades of production equipment. Keystone currently anticipates these capital expenditures will be funded using cash flows from operations together with borrowing availability under the Company's existing credit facilities.

     At June 30, 2002,  the Company's  financial  statements  reflected  accrued liabilities of $15.5 million for estimated remediation costs for those environmental matters which Keystone believes are reasonably estimable. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties.
Accordingly, the costs of remedial measures may exceed the amounts accrued. Keystone believes it is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to Keystone for sites for which the Company believes it is possible to estimate costs is $21.5 million.

     The Company periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. At June 30, 2002, the Company expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax deductions. Although, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes the gross deferred tax assets may not currently meet the "more-likely-than-not" realizability test. As such, the Company has a deferred tax asset valuation allowance of approximately $14.1 million. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could change the valuation allowance related to its deferred tax assets in the future.

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


ITEM 4. Submission of Matters to a Vote of Security Holders

     On May 16, 2002, the annual meeting of the stockholders of Keystone was held for the purpose of voting to elect one director for a term of two years and two directors for terms of three years.

     Results of voting at the annual meeting are detailed below (10,068,450 common shares were entitled to vote at the meeting).

                                           For           Withheld        Total

Director -

  Two-year term
J. Walter Tucker, Jr .............       9,157,749       102,186       9,259,935

Three-year term
Glenn R. Simmons .................       9,181,704        78,231       9,259,935
Steven L. Watson .................       9,182,796        77,139       9,259,935

ITEM 6. Exhibits and Reports on Form 8-K

(a)     The following exhibit is included herein:

          99.1 Chief  Executive  Officer's  Certification  Pursuant to 18 U.S.C.
               Section   1350  as  Adopted   Pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002

          99.2 Chief  Financial  Officer's  Certification  Pursuant to 18 U.S.C.
               Section   1350  as  Adopted   Pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K filed during the quarter ended June 30, 2002:

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


                                Keystone Consolidated Industries, Inc.
                                --------------------------------------
                                              (Registrant)



Date:  August 14, 2002               By /s/Bert E. Downing, Jr.
                                        -------------------------------------
                                        Bert E. Downing, Jr.
                                        Vice President and Corporate Controller
                                        (Principal Financial and Accounting
                                        Officer)