Form 10-Q
period 2002-09-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2002-11-14
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2002

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

                           Yes   X                            No _____
                               -----

Number of shares of common stock outstanding at November 14, 2002: 10,068,450

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                          Page
                                                                         number

PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Balance Sheets - December 31, 2001
                   and September 30, 2002                                 3-4

                  Consolidated Statements of Operations - Three months
                   and nine months ended September 30, 2001 and 2002      5-6

                  Consolidated Statements of Cash Flows - Nine months
                   ended September 30, 2001 and 2002                        7

                  Consolidated Statement of Common Stockholders'
                   Equity (Deficit) - Nine months ended September 30, 2002  8

                  Notes to Consolidated Financial Statements              9-21

  Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   22-30

  Item 4.         Controls and Procedures                                  30

PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings                                        31

  Item 6.         Exhibits and Reports on Form 8-K                         31

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                        December 31,   September 30,
                  ASSETS                                    2001          2002
                                                         --------       --------

Current assets:
  Notes and accounts receivable ..................       $ 29,411       $ 36,787
  Inventories ....................................         40,912         45,419
  Deferred income taxes ..........................          9,778           --
  Prepaid expenses and other .....................          3,211          3,304
                                                         --------       --------

     Total current assets ........................         83,312         85,510
                                                         --------       --------

Property, plant and equipment ....................        367,556        371,449
Less accumulated depreciation ....................        237,956        250,290
                                                         --------       --------

     Net property, plant and equipment ...........        129,600        121,159
                                                         --------       --------

Other assets:
  Restricted investments .........................          5,675          5,633
  Prepaid pension cost ...........................        131,985        133,188
  Deferred income taxes ..........................         11,844           --
  Deferred financing costs .......................          2,295          2,560
  Goodwill .......................................            752            752
  Other ..........................................          1,437          1,274
                                                         --------       --------

     Total other assets ..........................        153,988        143,407
                                                         --------       --------

                                                         $366,900       $350,076
                                                         ========       ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)




  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      December 31,  September 30,
                                                          2001           2002
                                                       ---------      ---------

Current liabilities:
  Notes payable and current maturities of
    long-term debt ...............................     $  46,332      $  35,272
  Accounts payable ...............................        23,014         22,616
  Payables to affiliates .........................           633          1,197
  Accrued OPEB cost ..............................         7,215          7,215
  Accrued preferred stock dividends ..............          --            3,198
  Other accrued liabilities ......................        37,100         42,398
                                                       ---------      ---------

      Total current liabilities ..................       114,294        111,896
                                                       ---------      ---------

Noncurrent liabilities:
  Long-term debt .................................       100,123         63,639
  Accrued OPEB cost ..............................       101,810        105,480
  Negative goodwill ..............................        19,998           --
  Other ..........................................        31,010         21,096
                                                       ---------      ---------

      Total noncurrent liabilities ...............       252,941        190,215
                                                       ---------      ---------

Minority interest ................................             1            167
                                                       ---------      ---------

Redeemable Series A preferred stock ..............          --            2,112
                                                       ---------      ---------

Common stockholders' equity (deficit):
  Common stock ...................................        10,792         10,798
  Additional paid-in capital .....................        53,071         49,873
  Accumulated deficit ............................       (64,187)       (14,973)
  Treasury stock, at cost ........................           (12)           (12)
                                                       ---------      ---------

      Total stockholders' equity (deficit) .......          (336)        45,686
                                                       ---------      ---------

                                                       $ 366,900      $ 350,076
                                                       =========      =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                         Three months ended         Nine months ended
                                           September 30,              September 30,
                                         ------------------         -----------------
                                         2001          2002         2001         2002
                                         ----          ----         ----         ----

Revenues and other income:
  Net sales ........................   $  82,329    $  79,445    $ 246,386    $ 259,601
  Gain on early extinguishment of
   debt ............................        --           --           --         54,739
  Interest .........................          42           22          166           63
  Other, net .......................          58          (12)         553           25
                                       ---------    ---------    ---------    ---------
                                          82,429       79,455      247,105      314,428
                                       ---------    ---------    ---------    ---------

Costs and expenses:
  Cost of goods sold ...............      75,693       75,111      232,511      235,723
  Selling ..........................       1,513        1,666        4,788        5,240
  General and administrative .......       4,674        6,353       12,491       19,080
  Overfunded defined benefit pension
   expense (credit) ................        (750)         297       (2,250)      (1,203)
  Interest .........................       3,605          937       10,952        4,584
                                       ---------    ---------    ---------    ---------
                                          84,735       84,364      258,492      263,424
                                       ---------    ---------    ---------    ---------

  Income (loss) before income taxes
   and cumulative effect of change
   in accounting principle .........      (2,306)      (4,909)     (11,387)      51,004

Income tax expense (benefit) .......        (952)        --         (4,864)      21,622

Minority interest in after-tax
  earnings (losses) ................        (104)        (108)          61          166
                                       ---------    ---------    ---------    ---------

Income (loss) before cumulative
 effect of change in accounting
 principle .........................      (1,250)      (4,801)      (6,584)      29,216

Cumulative effect of change in
 accounting principle ..............        --           --           --         19,998
                                       ---------    ---------    ---------    ---------

   Net income (loss) ...............      (1,250)      (4,801)      (6,584)      49,214

Dividends on preferred stock .......        --          1,485         --          3,198
                                       ---------    ---------    ---------    ---------

Net income (loss) available for
 common shares .....................   $  (1,250)   $  (6,286)   $  (6,584)   $  46,016
                                       =========    =========    =========    =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                      (In thousands, except per share data)

                                        Three months ended           Nine months ended
                                          September 30,                September 30,
                                        -----------------           ------------------
                                        2001         2002           2001          2002
                                        ----         ----           ----          ----

Basic earnings (loss) per share
 available for common shares:
  Income (loss) before cumulative
   effect of change in accounting
   principle ....................   $     (.12)   $     (.63)   $     (.65)   $     2.58

  Cumulative effect of change in
   accounting principle .........         --            --            --            1.99
                                    ----------    ----------    ----------    ----------

    Net income (loss) ...........   $     (.12)   $     (.63)   $     (.65)   $     4.57
                                    ==========    ==========    ==========    ==========

Basic shares outstanding ........       10,062        10,068        10,062        10,067
                                    ==========    ==========    ==========    ==========

Diluted earnings (loss) per share
 available for common shares:
  Income (loss) before cumulative
   effect of change in accounting
   principle ....................   $     (.12)   $     (.63)   $     (.65)   $     1.46

  Cumulative effect of change in
   accounting principle .........         --            --            --            1.00
                                    ----------    ----------    ----------    ----------

    Net income (loss) ...........   $     (.12)   $     (.63)   $     (.65)   $     2.46
                                    ==========    ==========    ==========    ==========

Diluted shares outstanding ......       10,062        10,068        10,062        19,967
                                    ==========    ==========    ==========    ==========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Nine months ended
                                                                September 30,
                                                              2001        2002
                                                              ----        ----

Cash flows from operating activities:
  Net income (loss) ....................................   $ (6,584)   $ 49,214
  Depreciation and amortization ........................     12,771      13,105
  Amortization of deferred financing costs .............        359         498
  Deferred income taxes ................................     (4,977)     21,622
  Non-cash OPEB expense (payments in excess of expense)        (497)      3,670
  Gain on early extinguishment of debt .................       --       (54,739)
  Cumulative effect of change in accounting principle ..       --       (19,998)
  Other, net ...........................................        288         250
  Change in assets and liabilities:
    Notes and accounts receivable ......................    (14,934)     (8,499)
    Inventories ........................................     10,873      (4,507)
    Prepaid pension cost ...............................     (2,250)     (1,203)
    Accounts payable ...................................      3,116         166
    Other, net .........................................         (5)      5,468
                                                           --------    --------

      Net cash provided (used) by operating activities .     (1,840)      5,047
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures .................................     (2,532)     (4,803)
  Proceeds from sale of business unit ..................        757        --
  Collection of notes receivable .......................        730       1,127
  Other, net ...........................................         61         166
                                                           --------    --------

      Net cash used by investing activities ............       (984)     (3,510)
                                                           --------    --------

Cash flows from financing activities:
  Revolving credit facilities, net .....................      3,256     (13,106)
  Other notes payable and long-term debt:
    Additions ..........................................         15      15,066
    Principal payments .................................       (425)     (1,025)
  Deferred financing costs paid ........................        (22)     (2,472)
                                                           --------    --------

      Net cash provided (used) by financing activities .      2,824      (1,537)
                                                           --------    --------

Net change in cash and cash equivalents ................       --          --

Cash and cash equivalents, beginning of period .........       --          --
                                                           --------    --------

Cash and cash equivalents, end of period ...............   $   --      $   --
                                                           ========    ========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized ................   $  8,133    $  2,739
    Income taxes .......................................       (158)        108

  Note received in connection with sale of
   business unit .......................................   $    440    $   --

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)

                      Nine months ended September 30, 2002
                                 (In thousands)


                                         Additional
                                Common    paid-in  Accumulated Treasury
                                stock     capital   deficit     stock      Total

Balance - December 31, 2001    $10,792   $ 53,071    $(64,187)   $(12)   $   (336)

Net income .................      --         --        49,214     --       49,214

Issuance of common stock ...         6       --          --       --            6

Preferred stock dividends ..      --       (3,198)       --       --       (3,198)
                               -------   --------    --------    ----    --------

Balance - September 30, 2002   $10,798   $ 49,873    $(14,973)   $(12)   $ 45,686
                               =======   ========    ========    ====    ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     The consolidated balance sheet of Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") at December 31, 2001 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2002 and the consolidated statements of operations and cash flows for the interim periods ended September 30, 2001 and 2002, and the consolidated statement of stockholders' equity (deficit) for the interim period ended September 30, 2002, have each been prepared by the
Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

     At September 30, 2002, Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons, beneficially owned approximately 50% of the outstanding common stock of the Company. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee. Keystone may be deemed to be controlled by Contran and Mr. Simmons. In October 2002, Contran purchased 54,956 shares of the 59,399 shares of the Company's Redeemable Series A Preferred Stock. See Note 4. On or after March 15, 2003, each share of Series A Preferred Stock will entitle the holder to 250 votes on any matter brought before Keystone common shareholders, voting together with the Keystone common stockholders as a single class. Assuming Keystone's outstanding voting securities and Contran's and Mr. Simmons' current beneficial ownership of such securities remain the same, after March 15, 2003, Contran and other entities related to Mr. Simmons, will control approximately 75% of the combined voting power of the Company's voting securities.

Note 2 - Inventories:

     Inventories are stated at the lower of cost or market. At both December 31, 2001 and September 30, 2002, the last-in, first-out ("LIFO") method was used to determine the cost of approximately 74% of total inventories and the first-in, first-out or average cost methods were used to determine the cost of other inventories.

                                                        December 31,   September 30,
                                                            2001           2002
                                                           -------       --------
                                                               (In thousands)

Steel and wire products:
  Raw materials ....................................       $ 9,818       $ 8,214
  Work in process ..................................         9,912        14,293
  Finished goods ...................................        16,132        16,133
  Supplies .........................................        13,446        14,607
                                                           -------       -------
                                                            49,308        53,247
  Less LIFO reserve ................................        10,768        10,768
                                                           -------       -------
                                                            38,540        42,479

Lawn and garden products - finished goods ..........         2,372         2,940
                                                           -------       -------


                                                           $40,912       $45,419
                                                           =======       =======

Note 3 - Notes payable and long-term debt:

                                                     December 31,      September 30,
                                                         2001               2002
                                                       --------          -------
                                                              (In thousands)

Revolving credit facilities:
  Keystone ..................................          $ 40,823          $29,412
  EWP .......................................             3,225            2,205
  Garden Zone ...............................             1,738            1,063
8% Notes ....................................              --             28,908
6% Notes ....................................              --             16,031
9 5/8% Notes ................................           100,000            6,150
Keystone Term Loan ..........................              --              4,479
County Term Loan ............................              --             10,000
Other .......................................               669              663
                                                       --------          -------
                                                        146,455           98,911
  Less current maturities ...................            46,332           35,272
                                                       --------          -------

                                                       $100,123          $63,639
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

     As part of its efforts to restructure the 9 5/8% Notes, in April 2002 Keystone received a new $10 million term loan from the County of Peoria, Illinois (the "County Term Loan"), and a new $5 million term loan (the "Keystone Term Loan") from the same lender providing the Keystone revolving credit facility. The County Term Loan does not bear interest, requires no amortization of principal and is due in 2007. The Keystone Term Loan bears interest at prime plus .5% or LIBOR plus 2.5% at the Company's option, with principal payments amortized over a four-year period and due in March 2005. The County Term Loan is collateralized by a second priority lien on the real property and other fixed assets comprising Keystone's steel mill in Peoria, Illinois. The Keystone Term Loan is collateralized by a first-priority lien on all of the fixed assets of the Company and its subsidiaries, other than EWP and Garden Zone. Proceeds from the Keystone Term Loan and County Term Loan were used by Keystone to reduce the outstanding balance of Keystone's revolving credit facility. During April 2002, the Company also extended Keystone's revolving credit facility through March 2005 under substantially the same terms as the existing facility. In June 2002, the EWP Revolver was extended through June 2004, and in July 2002 the Garden Zone Revolver was extended through April 2003, both under the same terms as the prior facilities.

     In addition, a wholly-owned subsidiary of Contran has agreed to loan the Company up to an aggregate of $6 million under the terms of a revolving credit facility that matures on December 31, 2002. This facility is collateralized by the common stock of EWP owned by Keystone. Through November 14, 2002, the Company has not borrowed any amounts under such facility.

     In October 2002, Contran purchased $18.3 million of the total $19.8 million principal amount of maturity of the 8% Notes. As such, approximately $26.6 million of the recorded $28.9 million liability for the 8% Notes as of September 30, 2002 is payable to Contran subsequent to October 2002.

Note 4 - Redeemable Series A preferred stock:

     In connection with the Exchange Offer, Keystone issued 59,399 shares of Series A 10% Cumulative Convertible Pay-In-Kind Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock has a stated value of $1,000 per share and has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The Series A Preferred Stock has an annual dividend commencing in December 2002 of $100 per share, and such dividends may be paid in cash or, at the Company's option, in whole or in part in new Series A Preferred Stock based on their stated value. The amount of dividends accrued at September 30, 2002 ($3.2 million) has been determined based on the assumption such dividends will be paid in cash rather than in the form of additional shares of Series A Preferred Stock. After March 2003, each share of Series A Preferred Stock may be converted into 250 shares of Keystone common stock at the exchange rate of $4.00 per share based on the stated value of each Series A share, and holders of the Series A Preferred Stock will be entitled to vote on any matter brought before Keystone shareholders on an as-converted basis, voting together with Keystone common shareholders as a single class. The Company may redeem the Series A Preferred Stock at any time, in whole or in part, at a redemption price of $1,000 per share plus accrued and unpaid dividends. In addition, in the event of certain sales of the Company's assets outside the ordinary course of business, the Company will be required to offer to purchase a specified portion of the Series A Preferred Stock, at a purchase price of $1,000 per share plus accrued and unpaid dividends, based upon the proceeds to the Company from such asset sale. Otherwise, holders of the Series A Preferred Stock have no mandatory redemption rights. The Company does not currently believe it is probable that holders of the Series A Preferred Stock will be able to require the Company to purchase any of their stock, and accordingly the Company is not accreting the Series A Preferred Stock up to its redemption value.

Note 5 - Income taxes:

     At September 30, 2002, the Company expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax attributes. However, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices; and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes the gross deferred tax assets may not currently meet the "more-likely-than-not" realizability test. As such, during the fourth quarter of 2001, the Company provided a deferred tax asset valuation allowance of approximately $14.5 million. The resulting net deferred tax asset of approximately $21.6 million at December 31, 2001 approximated the tax expense for financial reporting purposes which was recorded during the first quarter of 2002 related to the cancellation of indebtedness income resulting from the Exchange Offer. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing a tax benefit associated with its expected pre-tax losses during 2002 will be appropriate. Accordingly, during the first nine months of 2002, the Company increased the deferred tax asset valuation allowance by approximately $1.4 million. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the valuation allowance related to its deferred tax assets in the future.

     Summarized below are (i) the differences between the income tax provision (benefit) and the amounts that would be expected by applying the U.S. federal statutory income tax rate of 35% to the income (loss) before income taxes and cumulative effect of change in accounting principle, and (ii) the components of the income tax provision (benefit).

                                                             Nine months ended
                                                                September 30,
                                                           --------------------
                                                              2001        2002
                                                              ----        ----
                                                               (In thousands)

Expected tax provision (benefit), at statutory rate ....   $ (3,985)   $ 17,851
U. S. state income taxes, net ..........................       (126)      2,315
Amortization of goodwill and negative goodwill .........       (323)       --
Deferred tax asset valuation allowance .................       --         1,429
Other, net .............................................       (430)         27
                                                           --------    --------

Income tax provision (benefit) .........................   $ (4,864)   $ 21,622
                                                           --------    --------

Comprehensive provision (benefit)
 for income taxes:
  Currently payable:
    U.S. federal .......................................   $    (30)   $    (28)
    U.S. state .........................................        143          28
      Net currently payable ............................        113        --
                                                           --------    --------

  Deferred income taxes, net ...........................     (4,977)     21,622
                                                           --------    --------

                                                           $ (4,864)   $ 21,622
                                                           ========    ========


Note 6 - Other accrued liabilities:

                                                        December 31,   September 30,
                                                           2001            2002
                                                        -----------    -------------
                                                               (In thousands)

Current:
  Employee benefits ..............................        $11,168        $13,999
  Self insurance .................................          8,906          9,471
  Environmental ..................................          8,068          8,171
  Deferred vendor payments .......................          2,488          3,305
  Legal and professional .........................            887            860
  Disposition of former facilities ...............            530            638
  Interest .......................................          1,287            127
  Other ..........................................          3,766          5,827
                                                          -------        -------
                                                          $37,100        $42,398
                                                          =======        =======

Noncurrent:
  Deferred vendor payments .......................        $13,648        $11,051
  Environmental ..................................          7,508          7,312
  Workers compensation payments ..................          1,762          2,155
  Interest .......................................          7,735            198
  Other ..........................................            357            380
                                                          -------        -------
                                                          $31,010        $21,096
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

                                         Three months ended        Nine months ended
                                            September 30,             September 30,
                                         -----------------        ------------------
                                         2001         2002        2001          2002
                                         ----         ----        ----          ----
                                                (In thousands)

Revenues:
  Steel and wire products .........   $ 81,427    $  78,255    $ 239,141    $ 251,156
  Lawn and garden products ........      1,007        1,347        7,698        9,481
                                      --------    ---------    ---------    ---------
                                        82,434       79,602      246,839      260,637

  Elimination of intersegment
    revenues ......................       (105)        (157)        (453)      (1,036)
                                      --------    ---------    ---------    ---------

                                      $ 82,329    $  79,445    $ 246,386    $ 259,601
                                      ========    =========    =========    =========

Income (loss) before income taxes
 and cumulative effect of change in
 accounting principle:
  Operating profit (loss):
    Steel and wire products .......   $  2,054    $  (3,476)   $    (641)   $   2,463
    Lawn and garden products ......       (163)        (200)         301          404
                                      --------    ---------    ---------    ---------
                                         1,891       (3,676)        (340)       2,867

    General corporate items:
      Interest income .............         42           22          166           63
      General expense, net ........       (634)        (318)        (261)      (2,081)
      Gain on early extinguishment
       of debt ....................       --           --           --         54,739
    Interest expense ..............     (3,605)        (937)     (10,952)      (4,584)
                                      --------    ---------    ---------    ---------

                                      $ (2,306)   $  (4,909)   $ (11,387)   $  51,004
                                      ========    =========    =========    =========

Note 8 - Contingencies:

     At September 30, 2002, the Company's financial statements reflected accrued liabilities of $15.5 million for estimated remedial costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

     At December 31, 2001, the Company's defined benefit pension plan's (the "Plan") assets exceeded the Plan's accumulated benefit obligation and as such, was considered over-funded for financial reporting purposes. Due to an expected significant decline in the value of the Plan's assets during 2002 and based on expected interest rates at the end of 2002, it is likely the Plan's accumulated benefit obligation at December 31, 2002 will exceed the Plan's assets. If the Plan's accumulated benefit obligation exceeds the Plan's assets at December 31, 2002, SFAS No. 87, Employers' Accounting for Pensions, provides that the Company would be required to record an additional minimum liability that is at least equal to the amount by which the Plan's accumulated benefit obligation exceeds the Plan's assets, eliminate any recorded prepaid pension cost, record an intangible asset equal to the amount of any unrecognized prior service cost and charge a separate component of stockholders' equity for the difference. If required to be recorded, the charge to stockholders' equity at December 31, 2002, is expected to approximate at least $123 million.

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

     In accordance with requirements of SFAS No. 142, the Company reviews goodwill for impairment during the third quarter of each year starting in 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate an impairment might be present. Based on the Company's 2002 third quarter review, no impairment of goodwill was deemed to exist at September 30, 2002.

     As shown in the following table, the Company would have reported a net loss of $1.6 million, or $.15 per basic share, for the 2001 third quarter and a net loss of $7.5 million, or $.74 per basic share, during the nine months ended September 30, 2001, if the goodwill and negative goodwill amortization included in the Company's net loss, as reported, had not been recognized. The per share amounts shown in the following tables reflect the dilutive effect of the assumed conversion of the Series A Convertible Preferred Stock. See Note 10.

                                                    Three months ended        Nine months ended
                                                      September 30,              September 30,
                                                 -----------------------   -----------------------
                                                     2001        2002          2001         2002
                                                     ----        ----          ----         ----
                                                        (In thousands, except per share data)

Income (loss) before cumulative effect
 of change in accounting principle as reported   $   (1,250)  $   (4,801)  $   (6,584)  $   29,216
Adjustments:
  Goodwill amortization ......................           31         --             94         --
  Negative goodwill amortization .............         (338)        --         (1,016)        --
                                                 ----------   ----------   ----------   ----------
    Adjusted income (loss) before
     cumulative effect of change in
     accounting principle ....................   $   (1,557)  $   (4,801)  $   (7,506)  $   29,216
                                                 ==========   ==========   ==========   ==========

Basic earnings (loss) per
 share available for common shares
 before cumulative effect of change
 in accounting principle as reported .........   $     (.12)  $     (.63)  $     (.65)  $     2.58
Adjustments:
  Goodwill amortization ......................         --           --            .01         --
  Negative goodwill amortization .............         (.03)        --           (.10)        --
                                                 ----------   ----------   ----------   ----------
    Adjusted basic earnings (loss)
     per share available for common shares
     before cumulative effect of change in
     accounting principle ....................   $     (.15)  $     (.63)  $     (.74)  $     2.58
                                                 ==========   ==========   ==========   ==========

Diluted earnings (loss) per
 share available for common shares
 before cumulative effect of change
 in accounting principle as reported .........   $     (.12)  $     (.63)  $     (.65)  $     1.46
Adjustments:
  Goodwill amortization ......................         --           --            .01         --
  Negative goodwill amortization .............         (.03)        --           (.10)        --
                                                 ----------   ----------   ----------   ----------
    Adjusted diluted earnings (loss)
     per share available for common shares
     before cumulative effect of change in
     accounting principle ....................   $     (.15)  $     (.63)  $     (.74)  $     1.46
                                                 ==========   ==========   ==========   ==========

                                           Three months ended        Nine months ended
                                              September 30,            September 30,
                                        -----------------------   -----------------------
                                             2001         2002         2001         2002
                                             ----         ----         ----         ----
                                              (In thousands, except per share data)

Net income (loss) as reported .......   $   (1,250)  $   (4,801)  $   (6,584)  $   49,214
Adjustments:
  Goodwill amortization .............           31         --             94         --
  Negative goodwill amortization ....         (338)        --         (1,016)        --
  Cumulative effect of change in
   accounting principle .............         --           --           --        (19,998)
                                        ----------   ----------   ----------   ----------

    Adjusted net income (loss) ......   $   (1,557)  $   (4,801)  $   (7,506)  $   29,216
                                        ==========   ==========   ==========   ==========

Basic earnings (loss) per
 share available for common shares as
 reported ...........................   $     (.12)  $     (.63)        (.65)  $     4.75
Adjustments:
  Goodwill amortization .............         --           --            .01         --
  Negative goodwill amortization ....         (.03)        --           (.10)        --
  Cumulative effect of change in
   accounting principle .............         --           --           --          (1.99)
                                        ----------   ----------   ----------   ----------

    Adjusted basic earnings
     (loss) per share available for
     common shares ..................   $     (.15)        (.63)  $     (.74)  $     2.58
                                        ==========   ==========   ==========   ==========

Diluted earnings (loss) per
 share available for common shares as
 reported ...........................   $     (.12)  $     (.63)  $     (.65)  $     2.46

Adjustments:
  Goodwill amortization
                                              --           --            .01         --
  Negative goodwill amortization ....         (.03)        --           (.10)        --
                                        ----------   ----------   ----------   ----------
  Cumulative effect of change in
   accounting principle .............         --           --           --          (1.00)
                                        ----------   ----------   ----------   ----------

    Adjusted diluted earnings
     (loss) per share available for
     common shares ..................   $     (.15)        (.63)  $     (.74)  $     1.46
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

Note 10 - Earnings per share:

     Net income (loss) per share is based upon the weighted average number of common shares and dilutive securities. A reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share computations of income (loss) before cumulative effect of change in accounting principle is presented below. The effect of the assumed conversion of the Series A Convertible Preferred Stock was antidilutive in the three months ended September 30, 2002 period. The dilutive effect of the assumed conversion of the Series A Preferred Stock in the nine month ended September 30, 2002 period is calculated from its issuance in March 2002. Keystone stock options were omitted from the calculation because they were antidilutive in all periods presented.

                                         Three months ended     Nine months ended
                                            September 30,          September 30,
                                         ------------------       ---------------
                                          2001        2002       2001         2002
                                          ----        ----       ----         ----
                                                        (In thousands)

Numerator:
  Net income (loss) before cumulative
   effect of change in accounting
   principle .......................   $ (1,250)   $ (4,801)   $ (6,584)   $ 29,216

  Less  Series A Preferred Stock
   Dividends .......................       --        (1,485)       --        (3,198)
                                       --------    --------    --------    --------
  Basic net income (loss) before
   cumulative effect of change in
   accounting principle ............     (1,250)     (6,286)     (6,584)     26,018
  Series A Preferred Stock dividends       --          --          --         3,198
                                       --------    --------    --------    --------
  Diluted net income (loss) before
   cumulative effect of change in
   accounting principle ............   $ (1,250)   $ (6,286)   $ (6,584)   $ 29,216
                                       ========    ========    ========    ========
Denominator:
  Average common shares outstanding      10,062      10,068      10,062      10,067
  Dilutive effect of Preferred Stock
   Series A ........................       --          --          --         9,900
                                       --------    --------    --------    --------

  Diluted shares ...................     10,062      10,068      10,062      19,967
                                       ========    ========    ========    ========

Note 11 - Accounting principles not yet adopted:

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

                                            Three months ended   Nine months ended
                                               September 30,       September 30,
                                           -------------------   ----------------
                                              2001      2002      2001      2002
                                              ----      ----      ----      ----

Production volume (000 tons):
 Billets ...............................       190       202       542       586
 Wire rod ..............................       174       182       509       556

Sales volume(000 tons):
 Fabricated wire products ..............        72        71       225       230
 Industrial wire .......................        22        24        75        76
 Wire rod ..............................        97        75       230       236
                                              ----      ----      ----      ----

                                               191       170       530       542
                                              ====      ====      ====      ====

Per-ton selling prices:
  Fabricated wire products .............      $636      $642      $651      $655
  Industrial wire ......................      $422      $425      $425      $423
  Wire rod .............................      $270      $299      $261      $284
  All steel and wire products ..........      $425      $460      $449      $461


     The following table sets forth the components of the Company's net sales for the periods indicated.

                                          Three months ended   Nine months ended
                                             September 30,       September 30,
                                         -------------------  ------------------
                                           2001      2002       2001        2002
                                           ----      ----       ----        ----
                                                         (In millions)

Steel and wire products:
  Fabricated wire products ..........     $ 45.5    $ 45.5     $146.3     $150.9
  Industrial wire ...................        9.3      10.1       31.9       32.2
  Wire rod ..........................       26.3      22.4       60.0       67.1
  Other .............................         .3        .3        1.0        1.0
                                          ------    ------     ------     ------
                                            81.4      78.3      239.2      251.2

Lawn and garden products ............         .9       1.1        7.2        8.4
                                          ------    ------     ------     ------

                                          $ 82.3    $ 79.4     $246.4     $259.6
                                          ======    ======     ======     ======

     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                       Three months ended     Nine months ended
                                         September 30,          September 30,
                                       ------------------     -----------------
                                         2001     2002        2001         2002
                                         ----     ----        ----         ----

Net sales ...........................   100.0 %  100.0 %     100.0 %     100.0 %
Cost of goods sold ..................      91.9     94.5        94.4        90.8
                                        -------  -------     -------     -------
Gross profit ........................     8.1 %    5.5 %       5.6 %       9.2 %
                                        =======  =======     =======     =======

Selling expense .....................     1.8 %    2.1 %       1.9 %       2.0 %
General and administrative expense ..     5.7 %    8.0 %       5.1 %       7.3 %
Overfunded defined benefit pension
 expense (credit) ...................       (.9)%   .4 %         (.9)%       (.5)%
Gain on early extinguishment of debt       --       --          --          21.1

Income (loss) before income taxes
 and cumulative effect of change
 in accounting principle ............      (2.8)%   (6.2)%      (4.6)%    19.7 %
Income tax provision (benefit) ......      (1.2)    --          (1.9)        8.3
Minority interest in after-tax
  earnings (losses) .................        .1      (.2)       --            .1
                                        -------  -------     -------     -------

Net income (loss) before cumulative
 effect of change in accounting
 principle ..........................      (1.5)%   (6.0)%      (2.7)%    11.3 %
                                        =======  =======     =======     =======


     Net sales of $79.4 million in the 2002 third quarter were down 4% from $82.3 million during the same period in 2001. This decline in sales was due primarily to an 11% decline in shipments of the Company's steel and wire products partially offset by a $35 per-ton increase in overall steel and wire product selling prices. Shipments of wire rod declined 23% during the 2002 third quarter as compared to the 2001 third quarter while per-ton selling prices increased 11%. Industrial wire shipments increased 9% while per-ton selling prices increased 1%. Fabricated wire products shipments during the 2002 third quarter declined 1% as compared to the 2001 third quarter while per-ton selling prices increased 1%. Management believes the decline in shipment volume of wire rod during the 2002 third quarter was due to large volumes of import product and softening demand. Although high levels of imported steel and wire products continues, these import levels have been somewhat mitigated by former competitors of the Company exiting the marketplace. However, despite this decline in competition, rod imports have filled the production shortfall caused by former competitors leaving the marketplace and as such, Keystone has still been unable to achieve levels of per-ton selling prices that Keystone realized in the late 1990's.

     Net sales of $259.6 million in the first nine months of 2002 were up 5% from $246.4 million in the first nine months of 2001. This increase in sales was primarily due to a 2% increase in shipments of Keystone's steel and wire products, a $1.2 million increase in Garden Zone's sales and a $12 per-ton increase in selling prices of the Company's steel and wire products during the first nine months of 2002. Garden Zone's sales during the first nine months of 2002 amounted to $8.4 million as compared to $7.2 million during the same period in 2001. Wire rod shipments during the first nine months of 2002 increased 3% over the first nine months of 2001 while per-ton selling prices increased 9%. Industrial wire shipments increased 1% while per-ton selling prices declined 1%. Fabricated wire products shipments during the first nine months of 2002 increased 2% as compared to the first nine months of 2001 while per-ton selling prices increased 1%. Management believes the increase in shipment volume during the first nine months of 2002 was due to abnormally low shipment volume during the first six months of 2001 as compared to the first six months of 2002 partially offset by the lower shipping volume of wire rod during the third quarter of 2002. The shipment volume during the first six months of 2002 was consistent with those levels in years prior to 2001.

     Billet production during the third quarter of 2002 increased 12,000 tons or 6% to 202,000 tons from 190,000 tons during the third quarter of 2001. The primary reason for the higher billet production level during the 2002 third quarter was improved performance from Keystone's steel mill. Keystone did not purchase any billets during the third quarters of either 2001 or 2002. Wire rod production during the third quarter of 2002 increased to 182,000 tons as compared to production of 174,000 tons in the 2001 third quarter, primarily as a result of the higher billet production during the 2002 third quarter.

     Increased billet production during each of the first three quarters of 2002 as compared to the first three quarters of 2001 resulted in billet production during the first nine months of 2002 increasing 44,000 tons to 586,000 tons from 542,000 tons during the first nine months of 2001. Keystone did not purchase any billets during the first nine months of either 2001 or 2002. Increased wire rod production during the first and third quarters of 2002 as compared to the 2001 periods resulted in an increase of 47,000 tons of wire rod produced during the first nine months of 2002 to 556,000 tons from 509,000 tons during the first nine months of 2001. The lower wire rod production during the first nine months of 2001 was due primarily to intentional production curtailments during the first quarter of 2001 designed to avoid using high cost natural gas and to allow billet inventories to build in anticipation of planned outages for repair and maintenance projects in the steel mill during that quarter.

     Gross profit during the 2002 third quarter declined to $4.3 million from $6.6 million in the 2001 third quarter as the Company's gross margin declined from 8.1% in the 2001 period to 5.5% in the 2002 third quarter. This decline in gross margin was due primarily to higher costs for scrap steel, Keystone's primary raw material and a favorable $1.7 million settlement recorded in the third quarter of 2001 with a utility provider in connection with litigation over a 1999 fuel-adjustment surcharge billed to the Company by the utility, all partially offset by increased production efficiencies in the Company's steel mill. The higher costs for scrap steel adversely impacted gross profit by $4.7 million.

     Gross profit during the first nine months of 2002 increased to $23.9 million from $13.9 million in the first nine months of 2001 as the Company's gross margin increased from 5.6% in the 2001 period to 9.2% in the first nine months of 2002. This increase in gross margin was due primarily to the higher steel and wire per-ton product selling prices, increased shipment volume, a more favorable product mix and increased production efficiencies in the Company's steel mill, all partially offset by higher costs for scrap steel and the $1.7 million utility settlement received in the 2001 third quarter. The higher selling prices, increased shipment volumes and more favorable product mix combined to favorably impact gross profit by $2.6 million. The higher scrap steel costs adversely impacted gross profit by $4.8 million. In addition, during the first nine months of 2002, Keystone received $925,000 of insurance proceeds from business interruption policies related to incidents in prior years as compared to $1.6 million received during the first nine months of 2001. During the first nine months of 2001, Keystone experienced certain production outages that adversely impacted gross profit by approximately $800,000. Keystone did not experience any such production outages during the first nine months of 2002.

     Selling expense was approximately $1.7 million during the third quarter of 2002 as compared to $1.5 million in the third quarter of 2001, but was relatively constant as a percentage of sales. Selling expense of $5.2 million during the first nine months of 2002 was approximately $500,000 higher than the same period in 2001, but was also relatively constant as a percentage of sales.

     General and administrative expense increased to $6.4 million during the third quarter of 2002 as compared to $4.7 million during the third quarter of 2001 primarily due to higher OPEB expense. General and administrative expense increased from $12.5 million during the first nine months 2002. The higher legal and professional expenses during the first nine months of 2002 were primarily related to the Exchange Offer described below. In addition, amortization of negative goodwill reduced general and administrative expenses during 2001 by $328,000 and $1.0 million during the third quarter and first nine months, respectively. As a result of adopting SFAS No. 142, there was no amortization of negative goodwill during the 2002 period.

     During the first two quarters of 2002, Keystone anticipated the total 2002 overfunded defined benefit pension credit would approximate $3.0 million and accordingly, recorded a $750,000 credit in each quarter. During the third quarter of 2002, Keystone determined the 2002 overfunded defined benefit pension credit would approximate only $1.6 million, and accordingly, recorded pension expense during the 2002 third quarter of $297,000. As such the net overfunded defined benefit pension credit recorded during the first nine months of 2002 amounted to $1.2 million as compared to $2.3 million recorded during the first nine months of 2001. The total overfunded defined benefit pension credit recorded during 2001 amounted to $5.5 million.

     Interest expense in the third quarter of 2002 was lower than the third quarter of 2001 due principally to lower debt levels and interest rates. Average borrowings by Keystone approximated $97.1 million in the third quarter of 2002 as compared to $149.5 million in the third quarter of 2001. During the third quarter of 2002, the Keystone's weighted-average interest rate was 2.9% per annum as compared to 8.5% per annum in the third quarter of 2001.

     Interest expense in the first nine months of 2002 was also lower than the first nine months of 2001 due principally to lower debt levels and interest rates. Average borrowings by Keystone approximated $110.5 million in the first nine months of 2002 as compared to $150.6 million in the first nine months of 2001. During the first nine months of 2002, the Keystone's weighted-average interest rate was 4.9% per annum as compared to 9.0% per annum in the first nine months of 2001.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 5 to the Consolidated Financial Statements. At September 30, 2002, the Company had recorded a deferred tax asset valuation allowance of $15.9 million resulting in no net deferred tax assets. Keystone periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the recorded valuation allowance related to its deferred tax assets in the future. As a result of the deferred tax asset valuation allowance, other than the tax provision recorded in connection with the Exchange Offer described below, the Company does not anticipate recording a tax benefit associated with its expected pre-tax losses during 2002 will be appropriate.

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

     As a result of the items discussed above, Keystone recorded a net loss during the third quarter of 2002 of $4.8 million as compared to a net loss of $1.3 million in the third quarter of 2001, and net income during the first nine-months of 2002 of $49.2 million as compared to a net loss in the first nine months of 2001 of $6.6 million.

Outlook for 2002

     Management currently believes, despite the current level of wire rod imports, capacity utilization and shipment volumes in 2002 will only be slightly higher than 2001 levels and average per-ton selling prices for the 2002 year will approximate those of the fourth quarter of 2001. In addition, management currently anticipates the effect of higher raw material, energy and OPEB costs and a lower pension credit, offset in part by lower interest costs, will result in Keystone recording a loss before income taxes (exclusive of non-recurring effects of the Exchange Offer) for calendar 2002, although the pre-tax loss is expected to significantly decline in 2002 as compared to the 2001 level.

     At December 31, 2001, the Company's defined benefit pension plan's (the "Plan") assets exceeded the Plan's accumulated benefit obligation and as such, was considered over-funded for financial reporting purposes. Due to an expected significant decline in the value of the Plan's assets during 2002 and based on expected interest rates at the end of 2002, it is likely the Plan's accumulated benefit obligation at December 31, 2002 will exceed the Plan's assets. If the Plan's accumulated benefit obligation exceeds the Plan's assets at December 31, 2002, SFAS No. 87, Employers' Accounting for Pensions, provides that the Company would be required to record an additional minimum liability that is at least equal to the amount by which the Plan's accumulated benefit obligation exceeds the Plan's assets, eliminate any recorded prepaid pension cost, record an intangible asset equal to the amount of any unrecognized prior service cost and charge a separate component of stockholders' equity for the difference. If required to be recorded, the charge to stockholders' equity at December 31, 2002, is expected to approximate at least $123 million.

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

     At September 30, 2002 Keystone had negative working capital of $26.4 million, including $2.6 of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facilities of $32.7 million. The amount of available borrowings under these revolving credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. At September 30, 2002, unused credit available for borrowing under Keystone's $45 million revolving credit facility (the "Keystone Revolver"), which expires March 31, 2005, EWP's $7 million revolving credit facility, which expires June 30, 2004, (the "EWP Revolver") and Garden Zone's $4 million revolving credit facility, which expires April 2, 2003 were $13.4 million, $4.8 million and $1.6 million, respectively. The Keystone Revolver requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. A wholly-owned subsidiary of Contran has agreed to loan Keystone up to an aggregate of $6 million under the terms of a revolving credit facility that matures on December 31, 2002. Through November 14, 2002, the Company had not borrowed any amounts under such facility.

     In addition, in connection with the Exchange Offer, during the first quarter of 2002, two of the Company's major vendors agreed to a five-year non-interest bearing repayment of their past due balances which aggregated $16.1 million at the completion of the Exchange Offer.

     During the first nine months of 2002, the Company's operating activities provided approximately $5.0 million of cash compared to $1.8 million used by operations in the first nine months of 2001 principally due to changes in relative balances of accounts receivable and other liabilities.

     During the first nine months of 2002, Keystone made capital expenditures of $4.8 million as compared to $2.5 million in the first nine months of 2001. During 2001 and the first nine months of 2002, Keystone deferred capital expenditures, including maintenance items, due to liquidity constraints, although many of these items cannot be deferred indefinitely. Capital expenditures for 2002 are currently estimated to be approximately $8 million and are related primarily to upgrades of production equipment. Keystone currently anticipates these capital expenditures will be funded using cash flows from operations together with borrowing availability under Keystone's revolving credit facilities.

     At September 30, 2002, the Company's financial statements reflected accrued liabilities of $15.5 million for estimated remediation costs for those environmental matters which Keystone believes are reasonably estimable. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties.
Accordingly, the costs of remedial measures may exceed the amounts accrued. Keystone believes it is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to Keystone for sites for which the Company believes it is possible to estimate costs is $21.7 million.

     The Company periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. At September 30, 2002, the Company expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax deductions. Although, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes the gross deferred tax assets may not currently meet the "more-likely-than-not" realizability test. As such, the Company has a deferred tax asset valuation allowance of approximately $15.9 million. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could change the valuation allowance related to its deferred tax assets in the future.

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

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, the Company's President and Chief Operating Officer, and Bert E. Downing, Jr., the Company's Vice President, Corporate Controller and Treasurer, have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-Q. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     The Company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company's financial reporting, the effectiveness and efficiency of the Company's operations and the Company's compliance with applicable laws and regulations. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls, subsequent to the date of their last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

     Reference is made to disclosure provided under the caption "Current litigation" in Note 14 to the Consolidated Financial Statements included in the Annual Report.


ITEM 6. Exhibits and Reports on Form 8-K

(a)     The following exhibit is included herein:

         99.1       ChiefExecutive Officer's Certification Pursuant to 18 U.S.C.
                    Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                              Keystone Consolidated Industries, Inc.
                              --------------------------------------
                                          (Registrant)



Date:  November 14, 2002      By /s/Bert E. Downing, Jr.
                                 -------------------------------------
                                 Bert E. Downing, Jr.
                                 Vice President, Corporate Controller
                                  and Treasurer (Principal Financial
                                  and Accounting Officer)

                                 CERTIFICATIONS


     I, David L. Cheek, the President and Chief Operating Officer of Keystone Consolidated Industries, Inc. certify that:

1) I have reviewed this quarterly report on Form 10-Q of Keystone Consolidated Industries, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  November 14, 2002

/s/ David L. Cheek


--------------------------
David L. Cheek
President and Chief Operating Officer
(Chief Executive Officer)

                                 CERTIFICATIONS



I, Bert E. Downing, Jr., the Vice President, Corporate Controller and Treasurer of Keystone Consolidated Industries, Inc. certify that:

1) I have reviewed this quarterly report on Form 10-Q of Keystone Consolidated Industries, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002

/s/ Bert E. Downing, Jr.
--------------------------
Bert E. Downing, Jr.
Vice President, Corporate Controller and Treasurer
(Chief Financial Officer)