Form 10-K
period 2002-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2003-04-11
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
         ACT OF 1934 - For the fiscal year ended December 31, 2002
                                                 -----------------

Commission file number      1-3919

                     Keystone Consolidated Industries, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                       37-0364250
---------------------------------                    ---------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                         Identification No.)

5430 LBJ Freeway, Suite 1740
Three Lincoln Centre, Dallas, TX                           75240-2697
----------------------------------------             ---------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:           (972) 458-0028
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

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes      No  X
                                                                    ---     ---

The aggregate market value of the 5,077,977 shares of voting stock held by nonaffiliates of the Registrant, as of June 28, 2002 (the last business day of the Registrant's most-recently completed second fiscal quarter), was approximately $5.1 million.

As of March 31, 2003 10,068,450 shares of common stock were outstanding.

                       Documents incorporated by reference

Certain of the information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1. BUSINESS.

General

     Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") believes it is a leading domestic manufacturer of steel fabricated wire products, industrial wire and wire rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets, and believes it is one of the largest manufacturers of fabricated wire products in the United States based on tons shipped (283,000 tons in 2002). Keystone is vertically integrated, converting substantially all of its fabricated wire products and industrial wire from wire rod produced in its steel mini-mill. The Company's vertical integration has historically allowed it to benefit from the higher and more stable margins associated with fabricated wire products as compared to wire rod, as well as from lower production costs of wire rod as compared to wire fabricators which purchase wire rod in the open market. Moreover, management believes Keystone's downstream fabricated wire products and industrial wire businesses better insulate it from the effects of wire rod imports as compared to non-integrated wire rod producers. In 2002, Keystone had net sales of $318 million. Approximately 71% of the Company's net sales were generated from sales of fabricated wire products and industrial wire with the balance generated primarily from sales of wire rod not used in Keystone's downstream operations.

     The Company's fabricated wire products, which comprised 58% of its 2002 net sales, include agricultural fencing, barbed wire, hardware cloth, welded and woven wire mesh and nails. These products are sold to agricultural, construction, industrial, consumer do-it-yourself and other end-user markets. Keystone serves these markets through distributors, agricultural retailers, building supply centers and consumer do-it-yourself chains such as Tractor Supply Co., Lowe's Companies, Inc., and Ace Hardware Corporation. A significant proportion of these products are sold to agricultural, consumer do-it-yourself and other end-user markets which in management's opinion are typically less cyclical than many steel consuming end-use markets such as the automotive, construction, appliance and machinery manufacturing industries. Management believes the Company's ability to service these customers with a wide range of fabricated wire products through multiple production and distribution locations provides it a competitive advantage in accessing these growing and less cyclical markets. Approximately 63% of Keystone's fabricated wire products net sales are generated by sales under the RED BRAND trademark, a widely recognized brand name in the agricultural and construction fencing marketplaces for more than 75 years.

     The Company also sells industrial wire, an intermediate product used in the manufacture of fabricated wire products, to third parties who are generally not competitors. Keystone's industrial wire customers include manufacturers of nails, coat hangers, barbecue grills, air conditioners, tools, containers, refrigerators and other appliances. In 2002, net sales of industrial wire accounted for 13% of Company net sales. In addition, Keystone also sells carbon steel rod into the open market which it is not able to consume in its downstream fabricated wire products and industrial wire operations. During 2002, open market sales of wire rod accounted for 26% of Company net sales.

     Keystone is also engaged in the distribution of wire, plastic and wood lawn and garden products to retailers through its 51% owned subsidiary Garden Zone LLC ("Garden Zone"). During 2002, sales by Garden Zone accounted for 3% of Company net sales. In addition, Keystone is engaged in ferrous scrap recycling through its unconsolidated 50% interest in Alter Recycling Company, L.L.C. ("ARC"). See Note 2 to the Consolidated Financial Statements.

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

     The Company's annual billet production capacity is 1 million tons. However, since Keystone's rod production is constrained by the 800,000 ton capacity of its rod mill, the Company anticipates any excess billet production will be sold externally.

     The Company is the successor to Keystone Steel & Wire Company, which was founded in 1889. Contran Corporation ("Contran") and other entities controlled by Mr. Harold C. Simmons beneficially own approximately 50% of the Company's voting stock at December 31, 2002. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee. Keystone may be deemed to be controlled by Contran and Mr. Simmons. In October 2002, Contran purchased 54,956 shares of the 59,399 shares of the Company's Redeemable Series A Preferred Stock. After March 15, 2003, each share of Series A Preferred Stock is convertible, at the option of the holder, into 250 shares of the Company's common stock (equivalent to a $4.00 per share exchange rate).

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts including, but not limited to, statements found in this Item 1 - "Business",
Item 3 - "Legal Proceedings", Item 7 - "Management's Discussion And Analysis Of Financial Condition And Results Of Operations", and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk", are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes", "intends", "may", "should", "could", "anticipates", "expected", or comparable terminology, or by discussions of strategies or trends. Although Keystone believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission (the "SEC"), including, but not limited to:

o Future supply and demand for the Company's products (including cyclicality thereof),
o    Customer inventory levels,
o Changes in raw material and other operating costs (such as ferrous scrap and energy),
o    General economic conditions,
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    The possibility of labor disruptions,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o    Government regulations and possible changes therein,
o Significant increases in the cost of providing medical coverage to employees and retirees,
o    The ultimate resolution of pending litigation,
o    International  trade  policies  of the United  States and  certain  foreign countries,
o    Any possible future litigation, and
o    Other  risks  and   uncertainties  as  discussed  in  this  Annual  Report,
     including, without limitation, the sections referenced above.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. Keystone disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Manufacturing

     The Company's manufacturing operations consist of an electric arc furnace mini-mill, a rod mill and five wire and wire product fabrication facilities. The manufacturing process commences in Peoria, Illinois with ferrous scrap being loaded into an electric arc furnace where it is converted into molten steel and then transferred to a ladle refining furnace where chemistries and temperatures are monitored and adjusted to specifications prior to casting. The Company believes it is one of the largest recyclers of ferrous scrap in the State of Illinois. The molten steel is transferred from the ladle refining furnace into a six-strand continuous casting machine which produces five-inch square strands referred to as billets that are cut to predetermined lengths. These billets, along with any billets purchased, if any, from outside suppliers, are then transferred to the adjoining rod mill.

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

Products, Markets and Distribution

     The following table sets forth certain information with respect to the Company's steel and wire product mix in each of the last three years.

                                                    Year Ended December 31,
                                           2000                        2001                        2002
                                     ----------------            ----------------           -----------
                                  Percent       Percent       Percent       Percent      Percent       Percent
                                  of Tons          Of         of Tons         of         of Tons          of
           Product                Shipped        Sales        Shipped        Sales       Shipped        Sales
      -----------------           -------        -----        -------        -----       -------        -----

Fabricated wire
  products                         44.7%         61.9%         42.2%         60.9%        42.2%         60.0%
Industrial wire                    18.4          17.4          14.2          13.5         14.3          13.2
Wire rod                           36.9          20.7          43.6          25.6         42.7          26.6
Billets                             -             -             -             -             .8            .2
                                  -----         -----         -----         -----        -----         -----
                                  100.0%        100.0%        100.0%        100.0%       100.0%        100.0%
                                  =====         =====         =====         =====        =====         =====


     Fabricated Wire Products. Keystone is one of the leading suppliers in the United States of agricultural fencing, barbed wire, stockade panels and a variety of welded and woven wire mesh, fabric and netting for agricultural, construction and industrial applications. The Company produces these products at its Peoria, Illinois, Sherman, Texas and Caldwell, Texas facilities. These products are distributed by Keystone through farm supply distributors, agricultural retailers, building supply centers, building and industrial materials distributors and consumer do-it-yourself chains such as Tractor Supply Co., Lowe's Companies, Inc., and Ace Hardware Corporation. Many of the Company's fencing and related wire products are marketed under the Company's RED BRAND label, a recognized trademark of Keystone for more than 75 years. As part of its marketing strategy, Keystone designs merchandise packaging, and supportive product literature for marketing many of these products to the retail consumer market. Keystone also manufactures products for residential and commercial construction, including bulk, packaged and collated nails, rebar ty wire, stucco netting, welded wire mesh, forms and reinforcing building fabric at its Peoria, Illinois; Sherman, Texas; Caldwell, Texas; Springdale, Arkansas; and Upper Sandusky, Ohio facilities. The primary customers for these products are construction contractors and building materials manufacturers and distributors. The Company sells approximately 64% of its nails through PrimeSource, Inc., one of the largest nail distributors in the United States, under PrimeSource's Grip-Rite(R) label.

     Keystone believes its fabricated wire products are less susceptible to the cyclical nature of the steel business than industrial wire or wire rod because the commodity-priced raw materials used in such products, such as ferrous scrap, represent a lower percentage of the total cost of such value-added products when compared to wire rod or other less value-added products.

     Industrial Wire. Keystone is one of the largest manufacturers of industrial wire in the United States. At its Peoria, Illinois and Sherman, Texas and Caldwell, Texas facilities, the Company produces custom-drawn industrial wire in a variety of gauges, finishes and packages for further consumption by Keystone's fabricated wire products operations or for sale to industrial fabrication and original equipment manufacturer customers. The Company's industrial wire is used by customers in the production of a broad range of finished goods, including nails, coat hangers, barbecue grills, air conditioners, tools, containers, refrigerators and other appliances. Management believes that with a few exceptions, its industrial wire customers do not generally compete with Keystone.

     Wire Rod. Keystone produces carbon steel wire rod at its rod mill located in Peoria, Illinois. Low carbon steel wire rod, with carbon content of up to 0.38%, is more easily shaped and formed than higher carbon wire rod and is suitable for a variety of applications where ease of forming is a consideration. High carbon steel wire rod, with carbon content of up to 0.65%, is used for high tensile wire applications as well as for furniture and bedding springs. Although Keystone's five wire fabrication facilities on occasion buy wire rod from outside suppliers, during 2002, approximately 58% of the wire rod manufactured by the Company was used internally to produce wire and fabricated wire products. The remainder of Keystone's wire rod production was sold directly to producers of construction products, fabricated wire products and industrial wire, including products similar to those manufactured by the Company.

     Billets. Keystone's annual billet production capacity is 1 million tons. However, since the Company's rod production is constrained by the 800,000 ton capacity of its rod mill, periodic excess billet production is sold externally to producers of products manufactured from low carbon steel. Keystone sold 5,000 tons of excess billets in 2002. The company did not sell any excess billets during 2000 or 2001.

     Business Disposition. In January 2001, Keystone's wholly-owned subsidiary, Fox Valley Steel & Wire ("Fox Valley") sold its sole business which was located in Hortonville, Wisconsin to a management group. The Company did not record any significant gain or loss as a result of the sale. Fox Valley manufactured industrial wire and fabricated wire products (primarily ladder rods and nails). Fox Valley's revenues in 2000 amounted to $10.3 million and approximately 32% of Fox Valley's sales were to a single customer. That customer is, subsequent to the sale, being serviced by Keystone's Peoria, Illinois facility. During 2000, Fox Valley recorded an operating loss of $686,000.

Industry and Competition

     The fabricated wire products, industrial wire and wire rod businesses in the United States are highly competitive and are comprised primarily of several large mini-mill wire rod producers, many small independent wire companies and a few large diversified wire producers. Keystone's principal competitors in the fabricated wire products and industrial wire markets are Leggett and Platt, Deacero, Merchants Metals, Inc. and Davis Wire Corporation. Competition in the fabricated wire product and industrial wire markets is based on a variety of factors, including channels of distribution, price, delivery performance, product quality, service, and brand name preference. Since wire rod is a commodity steel product, management believes the domestic wire rod market is more competitive than the fabricated wire products and industrial wire markets, and price is the primary competitive factor. Among Keystone's principal domestic wire rod competitors are North Star Steel, Gerdau Ameristeel, Georgetown Steel and Rocky Mountain Steel.

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

     The domestic steel wire rod industry continues to experience consolidation. During the last five years, the majority of Keystone's major domestic competitors have either filed for protection under federal bankruptcy laws and discontinued operations or reduced or completely shut-down their operations. The Company believes these shut-downs or production curtailments represent a significant decrease in estimated domestic annual capacity. However, worldwide overcapacity in the steel industry continues to exist and imports of wire rod and certain fabricated wire products in recent years have increased significantly. In an effort to stem increasing levels of imported wire rod, in December 1998, Keystone, joined by six other companies (representing more than 75% of the domestic market), and a labor union petitioned the U.S. International Trade Commission (the "ITC") seeking relief under Section 201 of the Trade Act of 1974. In February 2000, President Clinton announced the implementation of a Tariff-Rate Quota ("TRQ"). The tariff was imposed on wire rod imports from countries subject to the TRQ once imports initially exceed 1.6 million net tons in 2000 and 2001 and 1.7 million net tons in 2002 and 2003. The tariff rate was 10% in 2000, 7.5% in 2001 and 5% in 2002. The Company does not believe the TRQ, which expired in March 2003, has had a major impact on the domestic wire rod market and high levels of imported rod continue.

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

Raw Materials and Energy

     The primary raw material used in Keystone's operations is ferrous scrap. The Company's steel mill is located close to numerous sources of high density automobile, industrial and railroad ferrous scrap, all of which are currently available. The purchase of ferrous scrap is highly competitive and its price volatility is influenced by periodic shortages, export activity, freight costs, weather, and other conditions beyond the control of the Company. The cost of ferrous scrap can fluctuate significantly and product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of increases in ferrous scrap prices. The Company has not entered into any long-term contracts for the purchase or supply of ferrous scrap and it is, therefore, subject to the price fluctuation of ferrous scrap. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Keystone's manufacturing processes consume large amounts of energy in the form of electricity and natural gas. The Company purchases electrical energy for its Peoria, Illinois facility from a utility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power to Keystone's Peoria, Illinois manufacturing facilities. This utility has in the past, and may in the future, refuse or interrupt service to the Company resulting in decreased production and increased costs associated with the related downtime. In addition, in the past the utility has had the right to pass through certain of its costs to consumers through fuel adjustment charges. However, the Company's current agreement with the utility does not provide for such fuel adjustment charges. During the 1999 third quarter, Keystone recorded a $2.2 million charge as a result of an unexpected fuel adjustment charge received from the Peoria plant's electricity provider. The $2.2 million charge was paid during 2000, although during 2001, the Company received a $1.7 million credit on the 1999 fuel adjustment charge.

Trademarks

     The Company has registered the trademark RED BRAND for field fence and related products. Adopted by Keystone in 1924, the RED BRAND trademark has been widely advertised and enjoys high levels of market recognition. The Company also maintains other trademarks for various products which have been promoted in their respective markets.

Employment

     As of December 31, 2002, Keystone employed approximately 1,580 people, of whom approximately 1,000 are represented by the Independent Steel Workers' Alliance ("ISWA") at its Peoria, Illinois facilities, approximately 100 are represented by the International Association of Machinists and Aerospace Workers (Local 1570) ("IAMAW") at its Sherman, Texas facilities and approximately 60 are represented by Local Union #40, An Affiliate to the International Brotherhood of Teamsters' Chauffeurs Warehousemen and Helpers of America, AFL-CIO ("IBTCWHA") at its Upper Sandusky, Ohio facility. The current collective bargaining agreements with the ISWA, IAMAW and IBTCWHA expire in May 2006, October 2005, and November 2006, respectively. The Company believes its relationship with its employees are good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Customers

     The Company sells its products to customers in the agricultural, industrial, construction, commercial, original equipment manufacturer and retail markets primarily in the Midwestern, Southwestern and Southeastern regions of the United States. Customers vary considerably by product and management believes Keystone's ability to offer a broad range of products represents a competitive advantage in servicing the diverse needs of its customers.

         A listing of end-user markets by products follows:

Product                               Principal Markets Served

Fencing products            Agricultural, construction, do-it-yourself retailers
Wire mesh products          Agricultural, construction
Nails                       Construction, do-it-yourself retailers
Industrial wire             Producers of fabricated wire products
Wire rod                    Producers of industrial wire and
                             fabricated wire products
Billets                     Producers of products manufactured from low carbon
                             steel
Lawn and garden products    Do-it-yourself retailers

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

     The Company's ten largest customers represented approximately 34%, 33% and 37% of Keystone's net sales in 2000, 2001 and 2002, respectively. No single customer accounted for more than 9% of the Company's net sales during each of 2000, 2001 or 2002. Keystone's fabricated wire products, industrial wire and rod business is not dependent upon a single customer or a few customers, the loss of any one, or a few, of which would have a material adverse effect on its business.

Backlog

     The Company's backlog of unfilled cancelable fabricated wire products, industrial wire and rod purchase orders, for delivery generally within three months, approximated $24 million at December 31, 2001 and $22 million at December 31, 2002. Keystone believes backlog is not a significant factor in its business, and all of the backlog at December 31, 2002 is expected to be shipped during 2003.

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

     The Company records liabilities related to environmental issues at such time as information becomes available and is sufficient to support a reasonable estimate of a range of probable loss. If Keystone is unable to determine that a single amount in an estimated range is more likely, the minimum amount of the range is recorded. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

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

Acquisition and Restructuring Activities

     The Company routinely compares its liquidity requirements against its estimated future cash flows. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, consider the sale of interests in subsidiaries, business units or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies. From time to time, the Company and related entities also evaluate the restructuring of ownership interests among its subsidiaries and related companies and expects to continue this activity in the future and may in connection with such activities, consider issuing additional equity securities and increasing the indebtedness of the Company or its subsidiaries.

Website and Availability of Company Reports Filed with the SEC

     The Company does not maintain a website on the internet. The Company will provide without charge copies of this Annual Report on Form 10-K for the year ended December 31, 2002, copies of the Company's Quarterly Reports on Form 10-Q for 2002 and 2003 and any Current Reports on Form 8-K for 2002 and 2003, and any amendments thereto, as soon as they are filed with the SEC upon written request to the Company. Such requests should be directed to the attention of the Corporate Secretary at the Company's address on the cover page of this Form 10-K.

     The general public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

ITEM 2. PROPERTIES.

     The Company's principal executive offices are located in approximately 1,200 square feet of leased space at 5430 LBJ Freeway, Suite 1740, Dallas, Texas 75240-2697.

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

                                                           Approximate
                                                               Size
     Facility Name                   Location              (Square Feet)              Products Produced

Keystone Steel & Wire             Peoria, IL                 2,012,000     Fabricated wire products, industrial
                                                                             wire, wire rod
Sherman Wire                      Sherman, TX                  299,000     Fabricated wire products and
                                                                            industrial wire
Engineered Wire Products          Upper Sandusky, OH            83,000     Fabricated wire products
Keystone Fasteners                Springdale, AR                76,000     Fabricated wire products
Sherman Wire of Caldwell          Caldwell, TX                  73,000     Fabricated wire products and
                                                             ---------     industrial wire
                                                             2,543,000


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prior to December 13, 2001, Keystone's common stock was listed and traded on the New York Stock Exchange (symbol: KES). Subsequent to December 12, 2001, Keystone's common stock is traded on the OTC Bulletin Board (Symbol: KESN). The number of holders of record of the Company's common stock as of March 21, 2003 was 1,660. The following table sets forth the high and low closing sales prices of the Company's common stock for the calendar years indicated, according to published sources.

                                                             High               Low

Year ended December 31, 2002

  First quarter ................................           $   1.39        $    .34
  Second quarter ...............................           $   1.30        $    .78
  Third quarter ................................           $   1.01        $    .44
  Fourth quarter ...............................           $    .70        $    .39

Year ended December 31, 2001

  First quarter ................................           $   2.50        $   1.50
  Second quarter ...............................           $   2.00        $   1.20
  Third quarter ................................           $   1.70        $    .96
  Fourth quarter ...............................           $   1.40        $    .48


     The Company has not paid cash dividends on its common stock since 1977. Keystone is subject to certain covenants under its commercial revolving credit facilities that restrict its ability to pay dividends, including a prohibition against the payment of dividends on its common stock without lender consent.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected consolidated financial data should be read in conjunction with Keystone's Consolidated Financial Statements and Item 7 -- "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

                                                                    Years ended December 31,
                                                        ------------------------------------------
                                                  1998        1999         2000        2001          2002
                                                  ----        ----         ----        ----          ----
                                                    (In thousands, except per share and per ton amounts)

Statement of Operations Data:
  Net sales .................................   $370,022   $ 355,688    $ 338,321    $ 308,670    $ 317,980
  Cost of goods sold ........................    339,625     332,644      331,167      295,339      295,157
                                                --------   ---------    ---------    ---------    ---------
  Gross profit ..............................   $ 30,397   $  23,044    $   7,154    $  13,331    $  22,823
                                                ========   =========    =========    =========    =========

  Selling expenses ..........................   $  6,042   $   6,845    $   6,737    $   6,378    $   7,717
  General and administrative
    expenses ................................     19,139      20,850       18,388       19,070       25,935
  Operating income (loss) ...................     14,021       2,578      (15,415)      (4,463)      (5,616)
  Gain on early extinguishment of
   debt .....................................       --          --           --           --         54,739
  Interest expense ..........................     10,460      14,058       15,346       14,575        5,569

  Income (loss) before income taxes .........   $  5,006   $ (12,238)   $ (32,436)   $ (20,395)   $  40,045
  Minority interest in after-tax
   earnings .................................       --          --           --              1            1
  Provision (benefit) for income taxes ......      1,095      (4,754)     (11,370)       5,998       21,622
                                                --------   ---------    ---------    ---------    ---------
  Income (loss) before cumulative
   effect of change in accounting
   principle ................................      3,911      (7,484)     (21,066)     (26,394)      18,422
  Cumulative effect of change in
   accounting principle .....................       --          --           --           --         19,998
                                                --------   ---------    ---------    ---------    ---------

  Net income (loss) .........................   $  3,911   $  (7,484)   $ (21,066)   $ (26,394)   $  38,420
                                                ========   =========    =========    =========    =========
  Net income (loss) available for
   common shares (1) ........................   $  3,754   $  (7,484)   $ (21,066)   $ (26,394)   $  33,737
                                                ========   =========    =========    =========    =========

 Basic net income (loss) available
  for common shares per share ...............   $    .41   $    (.75)   $   (2.10)   $   (2.62)   $    3.35
                                                ========   =========    =========    =========    =========
 Diluted net income (loss) available
  for common shares per share ...............   $    .40   $    (.75)   $   (2.10)   $   (2.62)   $    1.76
                                                ========   =========    =========    =========    =========
  Weighted average common and common
   equivalent shares outstanding:
    Basic ...................................      9,544       9,904       10,039       10,062       10,067
                                                ========   =========    =========    =========    =========
    Diluted .................................      9,669       9,904       10,039       10,062       21,823
                                                ========   =========    =========    =========    =========

Other Financial Data:
  Capital expenditures ......................   $ 64,541   $  16,873    $  13,052    $   3,889    $   7,973
  Depreciation and amortization .............     20,140      21,051       17,224       16,992       17,396

Other Steel and Wire Products
 operating data:
  Shipments (000 tons):
    Fabricated wire products ................        327         315          310          281          283
    Industrial wire .........................        170         144          128           94           96
    Wire rod ................................        212         237          257          291          287
    Billets .................................       --          --           --           --              5
                                                --------   ---------    ---------    ---------    ---------
      Total .................................        709         696          695          666          671
                                                ========   =========    =========    =========    =========

  Average selling prices (per ton):
    Fabricated wire products ................   $    662   $     683    $     660    $     649    $     651
    Industrial wire .........................        476         462          449          426          422
    Wire rod ................................        288         261          266          264          284
    Billets .................................       --          --           --           --            140

    Steel and wire products in total ........        506         493          475          449          457

  Average total production cost per ton .....   $    464   $     461    $     470    $     434    $     429
  Average ferrous scrap purchase cost per ton        112          94          100           85           94

                                                                        As of December 31,
                                                   1998           1999           2000           2001            2002
                                                   ----           ----           ----           ----            ----
                                                                             (In thousands)

Balance Sheet Data:
  Working capital (deficit) (2)                  $    555       $(13,920)      $(39,243)       $(30,982)      $(41,790)
  Property, plant and equipment, net              156,100        150,156        144,696         129,600        119,984
  Total assets                                    405,857        410,918        385,703         366,900        215,495
  Total debt                                      131,764        146,857        146,008         146,455         97,241
  Redeemable preferred stock                            -              -           -                  -          2,112
  Stockholders' equity (deficit)                   53,077         46,315         26,058            (336)      (136,900)

(1) Includes dividends on preferred stock of $157,000 and $4,683,000 in 1998 and 2002, respectively.

(2)  Working  capital   (deficit)   represents   current  assets  minus  current
     liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     The Company believes it is a leading domestic manufacturer of fabricated wire products, industrial wire and wire rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets and believes it is one of the largest manufacturers of fabricated wire products in the United States based on tons shipped (283,000 in 2002). Keystone's operations benefit from vertical integration as the Company's mini-mill supplies wire rod produced from ferrous scrap to its downstream fabricated wire products and industrial wire operations. Sales of fabricated wire products and industrial wire by these downstream fabrication operations accounted for 71% of 2002 net sales. Keystone's fabricated wire products typically yield higher and less volatile gross margins compared to wire rod. Management believes Keystone's fabricated wire businesses help mitigate the adverse effect of wire rod imports on market prices compared to producers that rely primarily on wire rod sales. Moreover, historically over time, the Company's wire rod production costs have generally been below the market price for wire rod providing a significant cost advantage over wire producers who purchase wire rod as a raw material.

     The Company's annual billet production capacity is 1 million tons. However, Keystone's wire rod production is constrained by the 800,000 ton capacity of its rod mill. The Company anticipates any excess billet production will be sold externally.

     The Company's steel making operations provided 723,000 tons and 686,000 tons and tons of billets in 2002 and 2001, respectively. The 723,000 tons of billets produced by Keystone in 2002 was an annual production record. As a result of the higher billet production in 2002, wire rod production increased 6% from 651,000 tons (81% of estimated capacity) in 2001 to 687,000 tons (86% of estimated capacity). Keystone's estimated current fabricated wire products and industrial wire production capacity is 614,000 tons. The Company's fabricated wire products and industrial wire production facilities operated at about 78%, 68% and 67% of their annual capacity during 2000, 2001 and 2002, respectively.

     The Company's profitability is dependent in large part on its ability to utilize effectively its production capacity, which is affected by the availability of raw materials, plant efficiency and other production factors and to control its manufacturing costs, which are comprised primarily of raw materials, energy and labor costs. Keystone's primary raw material is ferrous scrap, and during 2002 ferrous scrap costs represented approximately one-fourth of cost of goods sold. The price of ferrous scrap is highly volatile and ferrous scrap prices are affected by periodic shortages, export activity, freight costs, weather and other conditions largely beyond the control of the Company. Ferrous scrap prices can vary widely from period to period. The average per-ton price paid for ferrous scrap by the Company was $100 in 2000, $85 in 2001 and $94 in 2002. Keystone's product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of any increases in ferrous scrap prices.

     The domestic  steel rod industry  continues  to  experience  consolidation.
During the last five years, the majority of Keystone's major domestic competitors have either filed for protection under Federal bankruptcy laws and discontinued operations or reduced or completely shut-down their operations. The Company believes these shut-downs or production curtailments represent a significant decrease in domestic annual capacity. However, worldwide over capacity in the steel industry continues to exist and imports of wire rod and certain fabricated wire products in recent years have increased significantly. In an effort to stem increasing levels of imported wire rod, in December 1998, Keystone, joined by six other companies (representing more than 75% of the domestic market), and a labor union petitioned the U.S. International Trade Commission (the "ITC") seeking relief under Section 201 of the Trade Act of 1974. In February 2000, President Clinton announced the implementation of a Tariff-Rate Quota ("TRQ") for three years. The tariff was imposed on wire rod imports from countries subject to the TRQ once imports initially exceed 1.6 million net tons in 2000 and 2001 and 1.7 million net tons in 2002 and 2003. The tariff rate was 10% in 2000, 7.5% in 2001 and 5% in 2002. The Company does not believe the TRQ, which expired in March 2003, has had a major impact on the domestic wire rod market and high levels of imported rod continue.

     Keystone consumes a significant amount of energy in its manufacturing operations and, accordingly, its profitability can also be adversely affected by the volatility in the price of coal, oil and natural gas resulting in increased energy, transportation, freight, ferrous scrap and supply costs. During 2002, energy costs represented approximately 10% of cost of goods sold. The Company purchases electrical energy for its Peoria, Illinois facility from a utility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power to its manufacturing facilities. The utility has in the past, and may in the future, refuse or interrupt service to Keystone resulting in decreased production and increased costs associated with the related downtime. In addition, in the past the utility has had the right to pass through certain of its costs to consumers through fuel adjustment charges. The Company's current agreement with the utility does not provide for such fuel adjustment charges. During the 1999 third quarter, the Company received an unexpected $2.2 million fuel-adjustment charge from the Peoria plant's electricity provider. The $2.2 million charge, accrued in 1999, was paid during 2000, although during 2001 the Company received a $1.7 million credit with respect to the 1999 fuel-adjustment charge.

     In January 2001, Keystone's wholly-owned subsidiary, Fox Valley Steel & Wire ("Fox Valley") sold its sole business which was located in Hortonville, Wisconsin to a management group. The Company did not record any significant gain or loss as a result of the sale. Fox Valley manufactured industrial wire and fabricated wire products (primarily ladder rods and nails). Fox Valley's revenues in 2000 amounted to $10.3 million and approximately 32% of Fox Valley's sales were to a single customer. That customer is, subsequent to the sale, being serviced by Keystone's Peoria facility. During 2000, Fox Valley recorded operating losses of $686,000.

     Keystone is also engaged in the marketing and distribution of wire, wood and plastic products to the consumer lawn and garden market, and the operation of a ferrous scrap recycling facility. These operations were insignificant when compared to the consolidated operations of the Company. As such, the results of their operations are not separately addressed in the discussion that follows.

Results Of Operations

     The following table sets forth Keystone's steel and wire production, ferrous scrap costs, sales volume and pricing data, for the periods indicated.

                                                        Years Ended December 31,
                                                        2000      2001      2002
                                                        ----      ----      ----
                                                           (Tons in thousands)

Production volume (tons):
  Billets:
    Produced .....................................       675       686       723
    Purchased ....................................         8       --        --
  Wire rod .......................................       678       651       687

Average per-ton ferrous scrap purchase cost ......      $100      $ 85      $ 94

Sales volume (tons):
  Fabricated wire products .......................       310       281       283
  Industrial wire ................................       128        94        96
  Wire rod .......................................       257       291       287
  Billets ........................................       --        --          5
                                                        ----      ----      ----
                                                         695       666       671
                                                        ====      ====      ====

Per-ton selling prices:
  Fabricated wire products .......................      $660      $649      $651
  Industrial wire ................................       449       426       422
  Wire rod .......................................       266       264       284
  Billets ........................................       --        --        140
  All steel and wire products ....................       475       449       457


     The following table sets forth the components of the Company's net sales for the periods indicated.

                                                    Years Ended December 31,
                                                 2000         2001          2002
                                                 ----         ----          ----
                                                          (In millions)

Steel and wire products:
  Fabricated wire products ..............       $204.7       $182.4       $184.3
  Industrial wire .......................         57.4         40.3         40.6
  Wire rod ..............................         68.4         76.7         81.6
  Billets ...............................         --           --             .7
  Other .................................          1.5          1.3          1.2
                                                ------       ------       ------
                                                 332.0        300.7        308.4
Lawn and garden products ................          6.3          8.0          9.5
                                                ------       ------       ------
                                                $338.3       $308.7       $317.9
                                                ======       ======       ======

     The following table sets forth selected operating data of Keystone as a percentage of net sales for the periods indicated.

                                                     Years Ended December 31,
                                                    2000       2001       2002
                                                    ----       ----       ----

Net sales .....................................    100.0%     100.0%     100.0%
Cost of goods sold ............................     97.9       95.7       92.8
                                                   -----      -----      -----
Gross profit ..................................      2.1%       4.3%       7.2%
                                                   =====      =====      =====

Selling expenses ..............................      2.0%       2.1%       2.4%
General and administrative expense ............      5.4        6.2        8.2
Overfunded defined benefit pension credit .....      (.1)      (1.8)       (.5)

Income (loss) before income taxes .............     (9.6)%     (6.6)%     12.6%
Provision for income taxes (benefit) ..........     (3.4)       1.9        6.8
                                                   -----      -----      -----
Income (loss) before cumulative effect of
 change in accounting principle ...............     (6.2)      (8.5)       5.8
Cumulative effect of change in accounting
 principle ....................................     --         --          6.3
                                                   -----      -----      -----
Net income (loss) .............................     (6.2)%     (8.5)%     12.1%
                                                   =====      =====      =====


Year ended December 31, 2002 compared to year ended December 31, 2001

     Net sales increased $9.3 million, or 3.0%, in 2002 from 2001 due primarily to a .8% increase in shipment volume of steel and wire products combined with a 1.8% increase in overall per-ton steel and wire product selling prices. There was no significant change in Keystone's steel and wire products product mix between 2001 and 2002. The 1.8% increase in overall per-ton steel and wire product selling prices ($8 per-ton) favorably impacted net sales by $5.4 million. In addition, Garden Zone's net sales increased by 18.8% during 2002 from $8.0 million to $9.5 million.

     Fabricated wire products per-ton selling prices increased .3% and shipments increased .7% in 2002 as compared to 2001. Industrial wire per-ton selling prices declined .9% in 2002 when compared to 2001 while shipments increased 2.1%. The per-ton selling price of wire rod increased 7.6% during 2002 as compared to 2001, while shipments declined 1.4%. The increase in shipment volume of fabricated wire products and industrial wire was due to higher demand. As the demand for these products increased, the Company decreased the volume of rod sold to external customers.

     Despite a 5,000 ton increase in volume during 2002, as compared to 2001, cost of goods sold of $295.2 million during 2002 declined by $182,000 over the 2001 cost of goods sold of $295.3 million as the cost of goods sold percentage declined from 95.7% in 2001 to 92.8% in 2002. This decline in the cost of goods sold percentage was due primarily to lower rod conversion costs, fixed costs at the Company's Peoria, Illinois facility, natural gas costs, healthcare costs for active employees and zinc costs partially offset by higher costs for ferrous scrap, Keystone's primary raw material, and electricity. In addition, during 2002, Keystone received $900,000 in business interruption insurance proceeds related to incidents in prior years (as compared to $1.8 million in 2001). Also in 2001, the Company received a favorable $1.7 million utility settlement relative to a charge by the utility in a prior year, and, during the 2001 fourth quarter, Keystone recorded a $1.3 million benefit as a result of a favorable legal settlement with an electrode vendor related to alleged price fixing. No such settlements were received in 2002. Keystone's per-ton ferrous scrap costs increased 11% during 2002 as compared to 2001. During 2002, the Company purchased 810,000 tons of ferrous scrap at an average price of $94 per-ton as compared to 2001 purchases of 788,000 tons at an average price of $85 per-ton. This increase in per-ton ferrous scrap costs adversely impacted gross profit during 2002 by approximately $7.5 million as compared to 2001. Keystone currently expects average ferrous scrap costs in 2003 will approximate $96 per-ton. The Company did not purchase any billets in either of 2002 or 2001 and does not anticipate purchasing any billets during 2003. Prices for electrical power during 2002 were approximately $1.8 million higher than 2001's prices although natural gas prices in 2002 were approximately $1.9 million lower than in 2001. Lower rod conversion costs and fixed costs at the Company's Peoria, Illinois facility were due primarily to increased production efficiencies combined with lower employee related costs and workers compensation expense. The decline in healthcare costs for active employees is due primarily to the Company increasing the number of employees required to contribute to their healthcare coverage during 2002.

     Gross profit of $22.8 million during 2002 increased by $9.5 million over the 2001 gross profit of $13.3 million as the gross margin increased from 4.3% in 2001 to 7.2% in 2002. This increase in gross margin was due primarily to the increased overall steel and wire product per-ton selling prices in 2002 combined with lower costs in 2002.

     Selling expense increased 21.0% to $7.7 million in 2002 from $6.4 million in 2001 due primarily to increased advertising expenses and higher employee related costs.

     General and administrative expense of $25.9 million in 2002 increased $6.8 million from $19.1 million in 2001 due to higher legal and OPEB costs during 2002 as compared to 2001. In addition, during 2001, the Company recorded amortization of negative goodwill of approximately $1.4 million. Effective January 1, 2002, the Company's recorded negative goodwill was eliminated as a cumulative effect of change in accounting principle and as such, no further amortization was recorded. See Note 17 to the Consolidated Financial Statements. Legal expenses increased by approximately $1.0 million in 2002 primarily due to Keystone pursuing a trademark infringement case against several companies that Keystone believes are infringing upon a number of Keystone's trademarks as well as a $650,000 reimbursement of legal fees that was received in 2001. No such reimbursement was received in 2002. OPEB expense included in general and administrative expense during 2002 was approximately $3.9 million higher than in 2001.

     During 2002, Keystone recorded a non-cash pension credit of $1.6 million as compared to $5.5 million in 2001. The lower pension credit in 2002 was primarily the result of higher amortization of prior years' actuarial losses and a lower expected return on plan assets during 2002. Although the rate of return was unchanged from 2001 to 2002, the lower, expected return on plan assets during 2002 was due primarily to a $10.5 million decline in plan assets from December 31, 2000 to December 31, 2001. The Company currently estimates for financial reporting purposes, due primarily to a $50 million decline in plan assets during 2002, it will be required to recognize non-cash pension expense of approximately $11.9 million in 2003 (as compared to a $1.6 million credit in 2002) although it does not anticipate cash contributions for defined benefit pension plan fundings will be required in 2003. However, future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases in pension expense or credit and future funding requirements. See Note 8 to the Consolidated Financial Statements. See following discussion of Assumptions on Defined Benefit Pension Plans - Defined benefit pension plan.

     In the first quarter of 2002, the Company completed an exchange offer related to its 9 5/8% Notes whereby 94% of the holders of the 9 5/8% Notes, exchanged their notes for either a discounted cash amount and common stock, new preferred equity and subordinated secured debt securities, or subordinated unsecured debt securities (the "Exchange Offer"). As a result of the Exchange Offer, for financial reporting purposes the Company reported a $54.7 million pre-tax gain ($33.1 million net of income taxes). See Note 4 to Consolidated Financial Statements.

     Interest expense during 2002 was lower than 2001 due principally to lower debt levels and interest rates. Average borrowings by the Company approximated $106.5 million during 2002 as compared to $149.0 million in 2001. During 2002, the average interest rate on outstanding indebtedness was 4.5% per annum as compared to 8.9% per annum in 2001. The decline in both debt levels and interest rates during 2002 was due primarily to the Exchange Offer. The Company currently anticipates average interest rates in 2003 will approximate those at the end of 2002 and average debt levels during 2003 will be slightly less than the 2002 average debt levels.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 6 to the Consolidated Financial Statements. At December 31, 2002, the Company had recorded a deferred tax asset valuation allowance of $20.0 million resulting in no net deferred tax assets. Keystone periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the recorded valuation allowance related to its deferred tax assets in the future. As a result of the deferred tax asset valuation allowance, other than the $21.6 million tax provision recorded in connection with the Exchange Offer, the Company did not record a tax benefit during 2002 associated with its remaining pre-tax loss.

     During the 2002 first quarter, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, negative goodwill of approximately $20.0 million recorded at January 1, 2002 was eliminated as a cumulative effect of change in accounting principle at that date. See Note 17 to the Consolidated Financial Statements.

     As a result of the items discussed above, Keystone recorded net income of $38.4 million during 2002 as compared to a net loss in 2001 of $26.4 million.

     At December 31, 2002, the Company's financial statements reflected total accrued liabilities of $15.2 million to cover estimated remediation costs arising from environmental issues. Although Keystone has established an accrual for future required environmental remediation costs that are probable and reasonably estimable, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. See
Note 13 to the Consolidated Financial Statements.

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

     Fabricated wire products per-ton selling prices declined 1.6% and shipments declined 9.4% in 2001 as compared to 2000. Industrial wire per-ton selling prices declined 5.0% in 2001 when compared to 2000 while shipments declined 26.1% Per-ton selling price of wire rod declined .9% during 2001 as compared to 2000, while shipments increased 13.2%. The decline in both volume and per-ton selling prices of fabricated wire products and industrial wire was due to lower demand. As the demand for these products declined, the Company increased the volume of wire rod sold to external customers.

     Cost of goods sold of $295.3 million during 2001 declined by $35.9 million over the 2000 cost of goods sold of $331.2 million as the cost of goods sold percentage declined from 97.9% in 2000 to 95.7% in 2001. This decline in costs of goods sold percentage was due primarily to lower costs in 2001 related to a reduction in unplanned production outages, lower costs for ferrous scrap and purchased billets, $1.8 million of business interruption insurance proceeds received in 2001 related to incidents in prior years (as compared to $300,000 in 2000) and a favorable $1.7 million utility settlement that represented a refund of a fuel adjustment charge by the utility in 1999, all partially offset by higher natural gas and OPEB costs. In addition, during the 2001 fourth quarter, Keystone recorded a $1.3 million benefit as a result of a favorable legal settlement with an electrode vendor related to alleged price fixing. During 2000, Keystone recorded a $2.7 million benefit as a result of similar settlements with electrode vendors. The estimated adverse impact on cost of goods sold from production outages amounted to approximately $800,000 during 2001 as compared to $5.3 million in 2000. Keystone's per-ton ferrous scrap costs declined 15% during 2001 as compared to 2000. During 2001, the Company purchased 788,000 tons of ferrous scrap at an average price of $85 per-ton as compared to 2000 purchases of 658,000 tons at an average price of $100 per-ton. This decline in per-ton ferrous scrap costs favorably impacted cost of goods sold during 2001 by approximately $11.8 million as compared to 2000. The Company did not purchase any billets in 2001 as compared to 8,000 tons purchased in 2000 at an average cost of $215 per-ton. Natural gas costs during 2001 were approximately $900,000 higher compared to 2000.

     Gross profit of $13.3 million during 2001 increased by $6.1 million over the 2000 gross profit of $7.2 million as the gross margin increased from 2.1% in 2000 to 4.3% in 2001. This increase in gross margin was due primarily to the lower costs in 2001 partially offset by the lower overall steel and wire product per-ton selling prices during 2001.

     Selling expense decreased 5.3% to $6.4 million in 2001 from $6.7 million in 2000 but was relatively constant as a percentage of sales.

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

     During 2001, Keystone recorded a non-cash pension credit of $5.5 million as compared to $380,000 in 2000. The lower pension credit in 2000 was primarily the result of a $3.7 million charge relating to the implementation of an early retirement program for certain salaried employees. During the fourth quarter of 2000, in connection with Keystone's cost reduction plans, the Company offered a group of salaried employees enhanced pension benefits if they would retire by December 31, 2000, resulting in the $3.7 million charge for termination benefits for the early retirement window.

     Interest expense during 2001 was lower than 2000 due principally to lower interest rates. Average borrowings by the Company approximated $149.0 million during 2001 as compared to $150.9 million in 2000. During 2001, the average interest rate on outstanding indebtedness was 8.9% per annum as compared to 9.6% per annum in 2000.

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

Related Party Transactions

     As further discussed in Note 10 to the Consolidated Financial Statements, the Company is party to certain transactions with related parties.

Outlook for 2003

     Rod imports continue to cause disruption in the marketplace and market demand has weakened. However, management currently believes, despite the continued high level of rod imports, shipment volumes in 2003 will increase slightly and average overall per-ton selling prices will approximate those of the fourth quarter of 2002. In addition, management currently believes these volumes and per-ton selling prices combined with anticipated higher energy costs and a $13.4 million increase in pension expense will result in Keystone recording a loss before income taxes and cumulative effect of change in accounting principle for calendar 2003 in excess of the comparable amount in 2002 (exclusive of the $54.7 million gain in 2002 on early extiguishment of debt). However, despite anticipating recording an operating loss and a loss before income taxes in 2003, Keystone currently believes it will show positive cash flows from operating activities in 2003, in part because no contribution to the Company's defined benefit pension plan is currently expected to be required. In addition, the Company does not currently anticipate that recognizing a tax benefit associated with its pre-tax losses during 2003 will be appropriate.

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

     Keystone believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other factors. The Company takes into consideration the current financial condition of the customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2000, 2001 and 2002, the net amount written off against the allowance for doubtful accounts as a percentage of the allowance for doubtful accounts as of the beginning of the year ranged from 25% to 45%.

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

     Under applicable GAAP (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2002, impairment indicators were present with respect to the property and equipment associated with the Company's steel and wire products segment, which represented significantly all of the Company's consolidated net property and equipment as of such date. Keystone completed an impairment review of such net property and equipment and related net assets as of December 31, 2002. Such analysis indicated no impairment was present as the estimated future undiscounted cash flows associated with such segment exceeded the carrying value of such segment's net assets by approximately 31%. Significant judgement is required in estimating such undiscounted cash flows. Such estimated cash flows are inherently uncertain, and there can be no assurance that the Company's steel and wire products segment will achieve the future cash flows reflected in its projections.

o The Company reviews goodwill for impairment at least on an annual basis. Goodwill will also be reviewed for impairment at other times during each year when impairment indicators, as defined, are present. As discussed in Notes 1 and 17 to the Consolidated Financial Statements, the Company has assigned its goodwill to the reporting unit (as that term is defined in SFAS No. 142) consisting of Engineered Wire Products, Inc. ("EWP"). No goodwill impairment was deemed to exist as a result of the Company's annual impairment review completed during the third quarter of 2002, as the estimated fair value of EWP exceeded the net carrying value by over 300%. The estimated fair value of EWP was determined based on discounted cash flow projections. Significant judgment is required in estimating the discounted cash flows for the EWP reporting unit. Such estimated cash flows are inherently uncertain, and there can be no assurance that EWP will achieve the future cash flows reflected in its projections.

o    Keystone  records a valuation  allowance to reduce its deferred  income tax
     assets  to  the  amount  that  is   believed  to  be  realized   under  the
     "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income or loss in the period such change in estimate was made. At December 31, 2002, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test and accordingly has provided a valuation allowance for the total gross deferred tax assets.

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

o Keystone sponsors a defined benefit pension plan covering substantially all employees who meet certain eligibility requirements. For financial reporting purposes at December 31, 2002, the pension plan's accumulated benefit obligation exceeded the plan's assets, and as such, the Company's financial statements reflect an additional minimum pension liability, an intangible asset equal to the amount of unrecognized prior service cost and a charge to stockholders' deficit on its balance sheets. However, the Company was not required to make cash contributions to the pension plan during 2002 and does not anticipate a requirement to make cash contributions to its pension plan during 2003. The determination of additional minimum liability, intangible asset, charge to stockholders' equity and pension expense is dependent on the selection of certain actuarial assumptions which attempt to anticipate future events. These pension actuarial assumptions, which are described in Note 8 to the Consolidated Financial Statements, include discount rate, expected return on plan assets, rate of future compensation increases, and mortality rates. Actual results that differ from the Company's pension actuarial assumptions are generally accumulated and amortized over future periods and therefore, generally affect the pension asset or liability and pension expense or credit in future periods. While the Company believes its pension actuarial assumptions are appropriate, future material differences between the Company's pension actuarial assumptions and actual results or significant changes in the Company's pension actuarial assumptions, could result in a material increase or decrease in the amount of the reported pension asset or liability and expense or credit, and therefore have a material impact on the Company's reported future results of operations. In addition, the plan could become underfunded under applicable federal regulations, which would require the Company to make cash contributions to the plan. See following discussion of Assumptions on Defined Benefit Pension Plans and OPEB Plans - Defined Benefit Pension Plan.

o The determination of the Company's obligation and expense for OPEB benefits is dependent on the selection of certain actuarial assumptions which attempt to anticipate future events. These OPEB actuarial assumptions, which are also described in Note 8 to the Consolidated Financial Statements, include discount rate, rate of future increases in healthcare costs, and mortality rates. Actual results that differ from the Company's OPEB actuarial assumptions are, in accordance with GAAP, generally accumulated and amortized over future periods and therefore, generally affect OPEB obligations and expense in future periods. While the Company believes its OPEB actuarial assumptions are appropriate, future differences between the Company's OPEB actuarial assumptions and actual results or significant changes in the Company's OPEB actuarial assumptions could materially affect the reported amount of the Company's future OPEB obligation and expense, and therefore have a material impact on the Company's reported future results of operations. In addition, the amount the Company ultimately pays for future cash OPEB benefits could be materially different from the amounts inherent in the actuarial assumptions. See following discussion of Assumptions on Defined Benefit Pension Plans and OPEB Plans - OPEB plans.

Accounting Principles Newly Adopted in 2002

     See Note 17 to the Consolidated Financial Statements.

Accounting Principles Not Yet Adopted

     See Note 18 to the Consolidated Financial Statements.

Assumptions on Defined Benefit Pension Plans and OPEB Plans

     Defined benefit pension plan. The Company accounts for its defined benefit pension plan using SFAS No. 87, Employer's Accounting for Pensions. Under SFAS No. 87, defined benefit pension plan expense or credit and prepaid or accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. The Company recognized a consolidated defined benefit pension plan credit of $380,000 in 2000, $5.5 million in 2001 and $1.6 million in 2002. The amount of funding requirements for the defined benefit pension plan is based upon applicable regulations, and will generally differ from pension expense or credit recognized under SFAS No. 87 for financial reporting purposes. No contributions were required to be made to the Company's defined benefit pension plan during the past three years.

     The discount rates the Company utilizes for determining defined benefit pension expense or credit and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies. In addition, the Company receives advice about appropriate discount rates from the Company's third-party actuaries, who may in some cases utilize their own market indices. The discount rates are adjusted as of each valuation date (December 31st) to reflect then-current interest rates on such long-term bonds. Such discount rates are used to determine the actuarial present value of the pension obligations as of December 31st of that year, and such discount rates are also used to determine the interest component of defined benefit pension expense or credit for the following year.

     The Company used the following discount rates for its defined benefit pension plan during the last three years:

                                             Discount rates used for:
                       -----------------------------------------------------------------
                Obligations at                   Obligations at                   Obligations at
        December 31, 2000 and expense     December 31, 2001 and expense       December 31, 2002 and
                  in 2001                           in 2002                     expense in 2003
        -----------------------------     -----------------------------       ---------------------

                   7.25%                               7.0%                           6.5%

     The assumed long-rate return on plan assets represents the estimated average rate of earnings expected to be earned on the funds invested or to be invested in the plans' assets provided to fund the benefit payments inherent in the projected benefit obligations. Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual, short-term performance of the plan assets in any given year. Defined benefit pension expense or credit each year is based upon the assumed long-term rate of return on plan assets for each plan and the actual fair value of the plan assets as of the beginning of the year. Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based upon the expected average remaining service life of the active plan participants.

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets of its plan and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Substantially all of Keystone's plan assets are invested in the Combined Master Retirement Trust ("CMRT"), a collective investment trust established by Valhi Inc. ("Valhi"), a majority owned subsidiary of Contran, to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold Simmons is the sole trustee of the CMRT. The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 15-year history of the CMRT through December 31, 2002, the average annual rate of return has been 10.8%

     The Company regularly reviews its actual asset allocation for its defined benefit pension plan, and will periodically rebalance the investments in the plan to more accurately reflect a targeted allocation when considered appropriate.

     The Company's assumed long-term rate of return on plan assets was 10% for each of 2000, 2001 and 2002. The Company currently expects to utilize the same long-term rate of return assumption on plan assets in 2003 as it used in 2002 for purposes of determining the 2003 defined benefit pension plan expense.

     To the extent the defined benefit pension plan's particular pension benefit formula calculates the pension benefit in whole or in part based upon future compensation levels, the projected benefit obligations and the pension expense will be based in part upon expected increases in future compensation levels. For pension benefits which are so calculated, the Company generally bases the assumed expected increase in future compensation levels upon average long-term inflation rates.

     Based on the actuarial assumptions described above, Keystone expects its defined benefit pension expense will approximate $11.9 million in 2003 compared to a defined benefit pension credit of $1.6 million in 2002. However, Keystone does not currently expect to be required to make contributions to the defined benefit pension plan during 2003 (none were required in 2002 or 2001).

     As noted above, defined benefit pension expense or credit and the amount recognized as prepaid or accrued pension costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If Keystone had lowered the assumed discount rate by 25 basis points as of December 31, 2002, the Company's projected and accumulated benefit obligations would have increased by approximately $8.7 million and $8.3 million, respectively at that date, and the defined benefit pension expense would be expected to increase by approximately $400,000 during 2003. Similarly, if Keystone lowered the assumed long-term rate of return on plan assets by 25 basis points for its defined benefit pension plan, the defined benefit pension expense would be expected to increase by approximately $700,000 during 2003.

     OPEB plans. The Company currently provides certain health care and life insurance benefits for eligible retired employees. See Note 8 to the Consolidated Financial Statements. The Company accounts for such OPEB costs under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions. Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. The Company recognized consolidated OPEB expense of $8.7 million in 2000, $12.0 million in 2001 and $14.3 million in 2002. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $10.2 million in 2000, $9.8 million in 2001 and $9.2 million in 2002.

     The assumed discount rates the Company utilizes for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates the Company utilizes for its defined benefit pension plan.

     In estimating the health care cost trend rate, the Company considers its actual health care cost experience, future benefit structures, industry trends and advice from its third-party actuaries. During each of the past three years, the Company has assumed the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. For example, at December 31, 2002, the expected rate of increase in future health care costs was 9% in 2003, declining to 5% in 2007 and thereafter.

     Based on the actuarial assumptions described above, the Company expects its consolidated OPEB expense will approximate $14.7 million in 2003. In comparison, the Company expects to be required to make approximately $11.4 million of contributions to such plans during 2003.

     As noted above, OPEB expense and the amount recognized as accrued OPEB costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its OPEB plans as of December 31, 2002, the Company's aggregate projected benefit obligations would have increased by approximately $5.0 million at that date, and the Company's OPEB expense would be expected to increase by $325,000 during 2003. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, the Company's accumulated OPEB obligations would have increased by approximately $31.1 million at December 31, 2002, and OPEB expense would have increased by $2.4 million in 2002.

Liquidity And Capital Resources

     At December 31, 2002, Keystone had negative working capital of $41.8 million, including $2.6 million of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facilities of $31.3 million. The amount of available borrowings under these revolving credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. At December 31, 2002, unused credit available for borrowing under Keystone's $45 million revolving credit facility (the "Keystone Revolver"), which expires March 31, 2005, EWP's $7 million revolving credit facility (the "EWP Revolver"), which expires June 30, 2004 and Garden Zone's $4 million revolving credit facility ("the Garden Zone Revolver"), which expires May 15, 2003 were $14.5 million, $4.7 million and $1.4 million, respectively. The Keystone Revolver requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. Accordingly, any outstanding balances under the Keystone Revolver are always classified as a current liability regardless of the maturity date of the facility. Keystone currently intends to renew or replace the Garden Zone Revolver upon its maturity in May 2003.

     In addition, a wholly-owned subsidiary of Contran has agreed to loan the Company up to an aggregate of $6 million under the terms of a revolving credit facility that matures on June 30, 2003. Through March 2003, the Company has not borrowed any amounts under such facility.

     During 2002, the Company's operating activities provided approximately $10.1 million of cash, compared to $2.1 million of cash provided by operating activities in 2001. Cash flow from operating activites increased in 2002 compared to 2001 due primarily to a smaller loss from operations and relative changes in the levels of assets and liabilities (primarily accounts receivable, inventories and accounts payable), reflecting the Company's emphasis on working capital management.

     During 2002, Keystone made capital expenditures of approximately $8.0 million primarily related to upgrades of production equipment at its facility in Peoria, Illinois, as compared to $3.9 million in 2001. Capital expenditures for 2003 are currently estimated to be approximately $9 million and are related primarily to upgrades of production equipment. However, this amount of capital expenditures can be adjusted based on the actual amount of available cash flows during 2003. Keystone currently anticipates the 2003 capital expenditures will be funded using cash flows from operations together with borrowing availability under Keystone's credit facilities.

     At December 31, 2002, the Company's financial statements reflected accrued liabilities of $15.2 million for estimated remediation costs for those environmental matters which Keystone believes are probable and reasonably estimable. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. Keystone believes it is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to Keystone for sites for which the Company believes it is possible to estimate costs is approximately $20.7 million.

     Keystone does not expect to be required to make contributions to its pension plan during 2003. Future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases to pension expense or credit and funding requirements in future periods. See Note 8 to the Consolidated Financial Statements.

     The Company periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. At December 31, 2002, the Company expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax deductions, in part due to the long-term nature of its net operating loss carryforwards, which expire in 2019 to 2022. Although, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test. As such, during the fourth quarter of 2001, the Company provided a deferred tax asset valuation allowance of approximately $14.5 million. During 2002, Keystone increased the valuation allowance by $5.5 million and at December 31, 2002, the Company has recognized a deferred tax asset valuation allowance of $20.0 million, or all of the Company's deferred tax asset. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could change the valuation allowance related to its deferred tax assets in the future. The Company does not currently expect it will be appropriate to recognize a tax benefit associated with its expected pre-tax losses during 2003.

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

     Management currently believes the cash flows from operations together with funds available under the Company's credit facilities will be sufficient to fund the anticipated needs of the Company's operations and capital improvements for the year ending December 31, 2003. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, interest rates, repayments of long-term debt, capital expenditures, and available borrowings under the Company's credit facilities. However, there are many factors that could cause actual future results to differ materially from management's current assessment. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the SEC, including, but not limited to, future supply and demand for the Company's products (including cyclicality thereof), customer inventory levels, changes in raw material and other operating costs (such as ferrous scrap and energy), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, the possibility of labor disruptions, environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, any significant increases in the cost of providing medical coverage to active and retired employees, the ultimate resolution of pending litigation, international trade policies of the United States and certain foreign countries and any possible future litigation and other risks and uncertainties as discussed in this Annual Report. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected and as a result, could have a material adverse effect on the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end-user markets or market share, the inability to maintain satisfactory billet and wire rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing. See Notes 13 and 15 to the Consolidated Financial Statements.

  Summary of Debt and Other Contractual Commitments

     As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 4, 14 and 15 to the Consolidated Financial Statements. The following table summarizes such contractual commitments of the Company and its consolidated subsidiaries that are unconditional both in terms of timing and amount by the type and date of payment:

                                        Unconditional payment due date
                                                             2008 and
Contractual commitment           2003   2004/2005 2006/2007    after      Total
----------------------           ----    -------   -------   --------     -----
                                                   (In thousands)

Indebtedness ...............   $33,935   $ 4,593   $25,522   $ 33,191   $ 97,241

Operating leases ...........       937       684        79       --        1,700

Deferred vendor payment
 agreements ................     3,227     6,454     4,034       --       13,715

Product supply agreement ...     1,200     2,400     2,400      3,900      9,900
                               -------   -------   -------   --------   --------

                               $39,299   $14,131   $32,035   $ 37,091   $122,556
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

     In addition, the Company is party to an agreement that requires quarterly contributions of $75,000 to an environmental trust fund. Monies in the trust fund will be made available to the Company when the related environmental site is remediated or when the trust fund has a minimum excess of $2.0 million over the related site's estimated remaining remediation costs. At December 31, 2002, estimated remaining remediation costs exceeded the amount in the environmental trust fund.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Keystone's exposure to changes in interest rates relates primarily to long-term debt obligations. At December 31, 2002, 93% of the Company's long-term debt was comprised of fixed rate instruments, which minimize earnings volatility related to interest expense. Keystone does not currently participate in interest rate-related derivative financial instruments.

     The table below presents principal amounts and related weighted-average interest rates by maturity date for Keystone's long-term debt obligations.


                                                   Contracted Maturity Date                               Estimated
                                  ---------------------------------------------------------               Fair Value
                             2003      2004     2005     2006      2007      Thereafter    Total       December 31, 2002
                             ----      ----     ----     ----      ----      ----------    -----       -----------------
                                                                 ($ In thousands)

Fixed-rate debt -
  Principal amount        $   871     $  880   $  797     $792    $24,730     $ 33,191    $ 61,261         $35,000

  Weighted-average
    interest rate             7.9%      8.0%     8.0%      8.0%      5.2%         7.0%        6.3%

Variable-rate debt-
  Principal amount        $33,064     $1,250   $1,667     $ -     $ -         $   -       $ 35,981         $35,981

  Weighted-average
    interest rate            4.3%       4.8%     4.8%       - %     - %          -   %        4.3%


     At December 31, 2001, long-term debt included fixed-rate debt of $100.2 million (fair value - $25.2 million) with a weighted average interest rate of 9.6% and $46.3 million variable-rate debt which approximated fair value, with a weighted-average interest rate of 5.4%.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to Keystone's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "Keystone Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the Keystone Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to the Keystone Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the Keystone Proxy Statement. See also Note 10 to the Consolidated Financial Statements.

ITEM 14.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, the Company's President and Chief Executive Officer, and Bert E. Downing, Jr., the Company's Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-K. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     The Company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company's financial reporting, the effectiveness and efficiency of the Company's operations and the Company's compliance with applicable laws and regulations. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

Exhibit No.                          Exhibit


  3.1 Certificate of Incorporation, as amended and filed with the Secretary of State of Delaware. (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

  3.2          Amended and  Restated  Certificate  of  Designations,  Rights and
               Preferences   of  the   Series  A  10%   Cumulative   Convertible
               Pay-In-Kind Preferred Stock of Registrant dated March 12, 2003.

  3.3 Bylaws of the Company, as amended and restated December 30, 1994 (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

  4.1 Indenture dated as of August 7, 1997 relating to the Registrant's 9 5/8% Senior Secured Notes due 2007. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed September 4,
               1997).

  4.2 First Supplemental Indenture Dated as of March 15, 2002 to Indenture Dated as of August 7, 1997 Between Registrant as Issuer and the Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

  4.3 Second Supplemental Indenture Dated as of March 15, 2002 to Indenture Dated as of August 7, 1997 Between Registrant as Issuer and the Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

  4.4 Amended and Restated Revolving Loan And Security Agreement dated as of December 29, 1995 between the Company and Congress Financial Corporation (Central). (Incorporated by reference to
               Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 1995).

Exhibit No.                          Exhibit


  4.5 First Amendment to Amended and Restated Revolving Loan And Security Agreement dated as of September 27, 1996 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1996).

  4.6 Second Amendment to Amended and Restated Revolving Loan And Security Agreement dated as of August 4, 1997 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

  4.7 Third Amendment to Amended and Restated Revolving Loan And Security Agreement dated as of May 14, 1999 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

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

 4.10 Sixth Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of January 17, 2001 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.11 Seventh Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of November 1, 2001 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.12 Eighth Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of December 31, 2001 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.13 Ninth Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of January 31, 2002 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit No.                          Exhibit

 4.14 Tenth Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of February 28, 2002 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.15 Eleventh Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of March 15, 2002 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.16 Twelfth Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of March 15, 2002 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.17 Loan Agreement dated as of March 13, 2002 between Registrant and the County of Peoria, Illinois. (Incorporated by reference to Exhibit 4.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.18 Subordinate Security Agreement dated as of March 13, 2002 made by Registrant in favor of the County of Peoria, Illinois. (Incorporated by reference to Exhibit 4.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.19 Amended and Restated EWP Bridge Loan Agreement dated as of November 21, 2001, by and between Registrant and EWP Financial LLC. (Incorporated by reference to Exhibit 4.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.20 First Amendment to Amended and Restated EWP Bridge Loan Agreement dated as of March 18, 2002, by and between Registrant and EWP Financial LLC. (Incorporated by reference to Exhibit 4.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

4.21           Second   Amendment  to  Amended  and  Restated  EWP  Bridge  Loan
               Agreement   dated  as  of  December  31,  2002,  by  and  between
               Registrant and EWP Financial LLC.

 4.22 Stock Pledge Agreement dated as of November 21, 2001, by and between Registrant and EWP Financial LLC. (Incorporated by reference to Exhibit 4.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

4.23 Form of Registrant's 6% Subordinated Unsecured Note dated as of March 15, 2002. (Incorporated by reference to Exhibit 4.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.24 Form of Registrant's 8% Subordinated Secured Note dated as of March 15, 2002. (Incorporated by reference to Exhibit 4.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit No.                          Exhibit

 4.25 Indenture Dated as of March 15, 2002, related to Registrant's 8% Subordinated Secured Notes Between Registrant as Issuer, and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 10.1 Intercorporate Services Agreement with Contran Corporation dated as of January 1, 2002.

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

 10.8 Account Reconciliation Agreement dated as of March 12, 2002 between Registrant and Central Illinois Light Company. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 10.9 Account Reconciliation Agreement dated as of March 11, 2002 between Registrant and PSC Metals, Inc. (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 21            Subsidiaries of the Company.

 23.1          Consent of PricewaterhouseCoopers LLP

 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.3          Annual  report  of the  Keystone  Consolidated  Industries,  Inc.
               Deferred Incentive Plan (Form 11-K) to be filed under Form 10-K/A to this Annual Report on Form 10-K within 180 days after December 31, 2002.

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 2002.

  *Management contract, compensatory plan or agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated April 11, 2003, thereunto duly authorized.

                                      KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                              (Registrant)



                                     /s/ GLENN R. SIMMONS
                                         -----------------------------------
                                         Glenn R. Simmons
                                         Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and dated as of April 11, 2003 by the following persons on behalf of the registrant and in the capacities indicated:


/s/ GLENN R. SIMMONS                        /s/ WILLIAM SPIER
---------------------------                 -----------------------------------
Glenn R. Simmons                            William Spier
Chairman of the Board                       Director


/s/ J. WALTER TUCKER, JR.                   /s/ STEVEN L. WATSON
---------------------------                 -----------------------------------
J. Walter Tucker, Jr.                       Steven L. Watson
Vice Chairman of the Board                  Director


/s/ THOMAS E. BARRY                         /s/ DAVID L. CHEEK
------------------------------------        -----------------------------------
Thomas E. Barry                             David L. Cheek
Director                                    President and
                                            Chief Executive Officer


/s/ PAUL M. BASS, JR.                       /s/ BERT E. DOWNING, JR.
------------------------------------        --------------------------
Paul M. Bass, Jr.                           Bert E. Downing, Jr.
Director                                    Vice President, Chief
                                            Financial Officer, Corporate
                                            Controller and Treasurer
                                            (Principal Accounting and
                                            Financial Officer)

I, David L. Cheek, the President and Chief Executive Officer of Keystone Consolidated Industries, Inc., certify that:

I have reviewed this annual report on Form 10-K of Keystone Consolidated Industries, Inc.;

1) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

3) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

A signed original of this written statement required by Section 906 has been provided to Keystone Consolidated Industries, Inc. and will be retained by Keystone Consolidated Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Date: April 11, 2003

/s/ David L. Cheek
David L. Cheek
President and Chief Executive Officer

I, Bert E. Downing, Jr., the Vice President, Chief Financial Officer, Corporate Controller and Treasurer of Keystone Consolidated Industries, Inc., certify that:

I have reviewed this annual report on Form 10-K of Keystone Consolidated Industries, Inc.;

1) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

3) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

A signed original of this written statement required by Section 906 has been provided to Keystone Consolidated Industries, Inc. and will be retained by Keystone Consolidated Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Date: April 11, 2003

/s/ Bert E. Downing, Jr.
------------------------
Bert E. Downing, Jr.
Vice President, Chief Financial Officer, Corporate Controller and Treasurer

             KEYSTONE CONSOLIDATED INDUSTRIES, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                            Items 8, 14(a) and 14(d)

   Index of Consolidated Financial Statements and Financial Statement Schedule

                                                                         Page
Financial Statements

  Report of Independent Accountants                                       F-2

  Consolidated Balance Sheets -
   December 31, 2001 and 2002                                             F-3

  Consolidated Statements of Operations -
   Years ended December 31, 2000, 2001 and 2002                           F-5

  Consolidated Statements of Comprehensive Loss -
   Years ended December 31, 2000, 2001 and 2002                           F-7

  Consolidated Statements of Stockholders' Equity (Deficit) -
   Years ended December 31, 2000, 2001 and 2002                           F-8

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2000, 2001 and 2002                           F-9

  Notes to Consolidated Financial Statements                              F-11

Financial Statement Schedule

  Schedule II - Valuation and Qualifying Accounts                         S-1

     Schedules I, III and IV are omitted because they are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Keystone Consolidated Industries, Inc.


     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Keystone Consolidated Industries, Inc. and its subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 17 to the consolidated financial statements, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142.




PricewaterhouseCoopers LLP

Dallas, Texas
April 9, 2003

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2002
                        (In thousands, except share data)




              ASSETS                                        2001           2002
                                                           ------         ------

Current assets:
  Notes and accounts receivable, net of allowances
    of $2,858 and $1,762 .........................       $ 29,411       $ 22,578
  Inventories ....................................         40,912         50,089
  Deferred income taxes ..........................          9,778           --
  Prepaid expenses and other .....................          3,211            893
                                                         --------       --------

      Total current assets .......................         83,312         73,560
                                                         --------       --------

Property, plant and equipment:
  Land, buildings and improvements ...............         55,520         55,949
  Machinery and equipment ........................        311,336        317,064
  Construction in progress .......................            700            820
                                                         --------       --------
                                                          367,556        373,833
  Less accumulated depreciation ..................        237,956        253,849
                                                         --------       --------

      Net property, plant and equipment ..........        129,600        119,984
                                                         --------       --------

Other assets:
  Restricted investments .........................          5,675          5,730
  Prepaid pension cost ...........................        131,985           --
  Unrecognized net pension obligation ............           --           11,852
  Deferred income taxes ..........................         11,844           --
  Deferred financing costs .......................          2,295          2,319
  Goodwill .......................................            752            752
  Other ..........................................          1,437          1,298
                                                         --------       --------

      Total other assets .........................        153,988         21,951
                                                         --------       --------

                                                         $366,900       $215,495
                                                         ========       ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2001 and 2002
                        (In thousands, except share data)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           2001          2002
                                                          ------        ------

Current liabilities:
  Notes payable and current maturities of
    long-term debt .................................    $  46,332     $  33,935
  Accounts payable .................................       23,014        23,696
  Payables to affiliates ...........................          633         1,448
  Accrued OPEB cost ................................        7,215        11,372
  Accrued preferred stock dividends ................         --           4,683
  Other accrued liabilities ........................       37,100        40,216
                                                        ---------     ---------

      Total current liabilities ....................      114,294       115,350
                                                        ---------     ---------

Noncurrent liabilities:
  Long-term debt ...................................      100,123        63,306
  Accrued OPEB cost ................................      101,810       102,717
  Accrued pension costs ............................         --          48,571
  Negative goodwill ................................       19,998          --
  Other ............................................       31,010        20,337
                                                        ---------     ---------

      Total noncurrent liabilities .................      252,941       234,931
                                                        ---------     ---------

Minority interest ..................................            1             2
                                                        ---------     ---------

Series A preferred stock, $1,000 stated value;
 250,000 shares authorized; 59,399
 shares
 issued ............................................         --           2,112
                                                        ---------     ---------

Stockholders' equity (deficit):
  Common stock, $1 par value, 12,000,000 shares
    authorized; 10,063,103 and 10,069,584 shares
    issued at stated value .........................       10,792        10,798
  Additional paid-in capital .......................       53,071        48,388
  Accumulated other comprehensive loss -
    pension liabilities ............................     (170,307)
  Accumulated deficit ..............................      (64,187)      (25,767)
  Treasury stock - 1,134 shares, at cost ...........          (12)          (12)
                                                        ---------     ---------

      Total stockholders' equity (deficit) .........         (336)     (136,900)
                                                        ---------     ---------

                                                        $ 366,900     $ 215,495
                                                        =========     =========



Commitments and contingencies (Notes 13, 14 and 15).

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2000, 2001 and 2002
                      (In thousands, except per share data)



                                                 2000        2001          2002
                                                ------      ------        ------

Revenues and other income:
  Net sales ...............................   $ 338,321    $ 308,670    $ 317,980
  Gain on early extinguishment of debt ....        --           --         54,739
  Interest ................................         599          253           66
  Other, net ..............................         183          565           34
                                              ---------    ---------    ---------

                                                339,103      309,488      372,819
                                              ---------    ---------    ---------

Costs and expenses:
  Cost of goods sold ......................     331,167      295,339      295,157
  Selling .................................       6,737        6,378        7,717
  General and administrative ..............      18,388       19,070       25,935
  Overfunded defined benefit pension credit        (380)      (5,479)      (1,604)
  Interest ................................      15,346       14,575        5,569
                                              ---------    ---------    ---------

                                                371,258      329,883      332,774
                                              ---------    ---------    ---------

                                                (32,155)     (20,395)      40,045
    Equity in losses of Alter Recycling
      Company L.L.C .......................        (281)        --           --
                                              ---------    ---------    ---------

      Income (loss) before income taxes ...     (32,436)     (20,395)      40,045

Provision for income taxes (benefit) ......     (11,370)       5,998       21,622

Minority interest in after-tax earnings ...        --              1            1
                                              ---------    ---------    ---------

  Income (loss) before cumulative effect of
   change in accounting principle .........     (21,066)     (26,394)      18,422

  Cumulative effect of change in accounting
   principle ..............................        --           --         19,998
                                              ---------    ---------    ---------

      Net income (loss) ...................     (21,066)     (26,394)      38,420

  Dividends on preferred stock ............        --           --          4,683
                                              ---------    ---------    ---------

  Net income (loss) available for
   common shares ..........................   $ (21,066)   $ (26,394)   $  33,737
                                              =========    =========    =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                  Years ended December 31, 2000, 2001 and 2002
                      (In thousands, except per share data)

                                               2000         2001           2002
                                               ----         ----           ----

Basic earnings (loss) per share
 available for common shares:
  Income (loss) before cumulative effect
   of change in accounting principle ...   $    (2.10)   $    (2.62)   $     1.36

  Cumulative effect of change in
   accounting principle ................         --            --            1.99
                                           ----------    ----------    ----------

    Net income (loss) ..................   $    (2.10)   $    (2.62)   $     3.35
                                           ==========    ==========    ==========

Basic shares outstanding ...............       10,039        10,062        10,067
                                           ==========    ==========    ==========

Diluted earnings (loss) per share
 available for common shares:
  Income (loss) before cumulative effect
   of change in accounting principle ...   $    (2.10)   $    (2.62)   $      .84

  Cumulative effect of change in
   accounting principle ................         --            --             .92
                                           ----------    ----------    ----------

    Net income (loss) ..................   $    (2.10)   $    (2.62)   $     1.76
                                           ==========    ==========    ==========

Diluted shares outstanding .............       10,039        10,062        21,823
                                           ==========    ==========    ==========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                  Years ended December 31, 2000, 2001 and 2002
                                 (In thousands)



                                                2000        2001         2002
                                                ----        ----         ----

Net income (loss) .........................   $(21,066)   $(26,394)   $  38,420

Other comprehensive loss, net of tax -
  Pension liabilities adjustment ..........       --          --       (170,307)
                                              --------    --------    ---------

    Comprehensive loss ....................   $(21,066)   $(26,394)   $(131,887)
                                              ========    ========    =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 2000, 2001 and 2002
                                 (In thousands)




                                                             Accumulated
                                                                other
                                                            comprehensive
                                Common stock      Additional    loss-
                              ----------------     paid-in     pension              Treasury
                              Shares    Amount     capital   liabilities  (deficit)   stock      Total
                              ------    ------    --------   -----------  ---------   -----   ----------


Balance - December 31, 1999    9,926   $10,656   $ 52,398    $    --      $(16,727)   $(12)   $  46,315

Net loss ..................     --        --         --           --       (21,066)    --       (21,066)

Issuance of stock .........      136       136        673         --          --       --           809
                              ------   -------   --------    ---------    --------    ----    ---------

Balance - December 31, 2000   10,062    10,792     53,071         --       (37,793)    (12)      26,058

Net loss ..................     --        --         --           --       (26,394)    --       (26,394)
                              ------   -------   --------    ---------    --------    ----    ---------

Balance - December 31, 2001   10,062    10,792     53,071         --       (64,187)    (12)        (336)

Net income ................     --        --         --           --        38,420     --        38,420

Issuance of common stock ..        6         6       --           --          --       --             6

Preferred stock dividends .     --        --       (4,683)        --          --       --        (4,683)

Other comprehensive loss ..     --        --         --       (170,307)       --       --      (170,307)
                              ------   -------   --------    ---------    --------    ----    ---------

Balance - December 31, 2002   10,068   $10,798   $ 48,388    $(170,307)   $(25,767)   $(12)   $(136,900)
                              ======   =======   ========    =========    ========    ====    =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2000, 2001 and 2002
                                 (In thousands)


                                                  2000        2001        2002
                                                 ------      ------      ------

Cash flows from operating activities:
  Net income (loss) ........................   $(21,066)   $(26,394)   $ 38,420
  Depreciation and amortization ............     17,224      16,992      17,396
  Amortization of deferred financing costs .        479         540         747
  Deferred income taxes ....................    (11,229)      5,902      21,622
  Non-cash OPEB expense ....................     (1,521)      2,243       5,064
  Gain on early extinguishment of debt .....       --          --       (54,739)
  Cumulative effect of change in accounting
   principle ...............................       --          --       (19,998)
  Other, net ...............................       (362)      1,537        (882)
  Change in assets and liabilities:
    Notes and accounts receivable ..........     11,605      (8,310)      6,901
    Inventories ............................     14,080      10,354      (9,177)
    Pensions ...............................       (380)     (5,479)     (1,604)
    Accounts payable .......................      3,855     (10,616)      1,497
    Other, net .............................      1,236      15,329       4,813
                                               --------    --------    --------

      Net cash provided by operating
        activities .........................     13,921       2,098      10,060
                                               --------    --------    --------

Cash flows from investing activities:
  Capital expenditures .....................    (13,052)     (3,889)     (7,973)
  Proceeds from sale of business unit ......       --           757        --
  Collection of notes receivable ...........        103         735       1,127
  Other, net ...............................          7           2           1
                                               --------    --------    --------

      Net cash used by investing activities     (12,942)     (2,395)     (6,845)
                                               --------    --------    --------

Cash flows from financing activities:
  Revolving credit facilities, net .........        777         992     (14,446)
  Other notes payable and long-term debt:
    Additions ..............................         26          56      15,065
    Principal payments .....................     (1,652)       (601)     (1,354)
  Deferred financing costs paid ............       (130)       (150)     (2,480)
                                               --------    --------    --------

    Net cash provided (used) by financing
       activities ..........................       (979)        297      (3,215)
                                               --------    --------    --------

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2000, 2001 and 2002
                                 (In thousands)


                                                   2000        2001        2002
                                                  -------     -------     ------

Cash and cash equivalents:
  Net change from operations, investing
   and financing activities .................        --          --         --

  Balance at beginning of year ..............        --          --         --
                                                 --------     -------     ------

  Balance at end of year ....................    $   --       $  --       $ --
                                                 ========     =======     ======


Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized ....    $ 14,867     $ 9,189     $4,669
    Income taxes paid (refund), net .........        (807)       (194)        74

  Common stock contributed to employee
    benefit plan ............................    $    809     $  --       $ --


  See Note 4.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies

     Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") is 50% owned by Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee. The Company may be deemed to be controlled by Contran and Mr. Simmons. In October 2002, Contran purchased 54,956 shares of the 59,399 shares of the Company's Redeemable Series A Preferred Stock. See Notes 4 and 5. After March 15, 2003, each share of Series A Preferred Stock is convertible, at the option of the holder, into 250 shares of the Company's common stock, (equivalent to a $4.00 per share exchange rate).

     Management's Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

     Principles of consolidation. The consolidated financial statements include the accounts of Keystone and its majority-owned subsidiaries. All material intercompany accounts and balances have been eliminated. The Company has no involvement with any variable interest entity covered by the Scope of Financial Accounting Standards Board Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. Certain prior year amounts have been reclassified to conform with the 2002 presentation.

     Although Keystone management expects to report a net loss for the year ending December 31, 2003, management also expects to report positive cash flow from operating activities during 2003. As such, Keystone's management believes its available credit facilities and cash flows from operating activities will be sufficient to fund the anticipated needs of the Company's operations and capital expenditures for the year ending December 31, 2003. However, such expectation is based on various operating assumptions and goals. Failure to achieve these goals could have a material adverse effect on the Company's ability to achieve its intended business objectives and may result in cash flow needs in excess of its current borrowing availability under existing credit facilities.

     Fiscal year. The Company's fiscal year is 52 or 53 weeks and ends on the last Sunday in December. Each of fiscal 2001 and 2002 were 52-week years, and 2000 was a 53 week year.

     Net sales. Sales are recorded when products are shipped because title and other risks and rewards of ownership have passed to the customer. In general, sales from Keystone's steel and wire products segment include prepaid freight to the customer with the resulting freight cost absorbed by the Company. Keystone's reported sales in 2000, 2001 and 2002 are stated net of shipping and handling costs of $19.9 million, $19.2 million and $19.5 million, respectively. In general, sales from Keystone's lawn and garden products segment are also shipped freight prepaid to the customer with the resulting freight cost absorbed by the Company. Shipping and handling costs of the Company's lawn and garden products segment are included in cost of goods sold and were approximately $169,000, $208,000 and $155,000 in 2000, 2001 and 2002, respectively. The Company adopted Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, as amended in 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue. The impact of adopting SAB No. 101 was not material.

     Inventories. Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 74% and 77% of the inventories held at December 31, 2001 and 2002, respectively. The first-in, first-out or average cost methods are used to determine the cost of all other inventories.

     Property, plant, equipment and depreciation. Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is computed using principally the straight-line method over the estimated useful lives of 10 to 30 years for buildings and improvements and three to 12 years for machinery and equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Depreciation expense amounted to $18,252,000, $18,184,000 and $17,376,000 during the years ended December 31, 2000, 2001 and
2002, respectively. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

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

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized in 2000, 2001 and 2002 amounted to $124,000, $17,000 and $79,000 respectively.

     When events or changes in circumstances indicate assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Through December 31, 2001, if the asset being tested for impairment was acquired in a business combination accounted for by the purchase method, any goodwill which arose out of that business combination was also considered in the impairment test if the goodwill related specifically to the acquired asset and not to other aspects of the acquired business, such as the customer base or product lines. Effective January 1, 2002, the Company commenced assessing impairment of goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, and the Company commenced assessing impairment of other long-lived assets (such as property and equipment) in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. See Note 17.

     Investment in joint ventures. Investments in 20% but less than majority-owned companies are accounted for by the equity method. Differences between the cost of the investments and Keystone's pro rata share of separately-reported net assets, if any, are not significant.

     Retirement  plans  and   post-retirement   benefits  other  than  pensions.
Accounting and funding policies for retirement plans and post retirement benefits other than pensions ("OPEB") are described in Note 8.

     Environmental liabilities. Keystone records liabilities related to environmental issues at such time as information becomes available and is sufficient to support a reasonable estimate of range of probable loss. If the Company is unable to determine that a single amount in an estimated range is more likely, the minimum amount of the range is recorded. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. At both December 31, 2001 and 2002 Keystone had such assets recorded of approximately $323,000.

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

     Advertising costs. Advertising costs, expensed as incurred, were $.9 million in 2000, $.6 million in 2001 and $.8 million in 2002.

     Income (loss) per share. Basic and diluted income (loss) per share is based upon the weighted average number of common shares actually outstanding during each year. The impact of outstanding stock options was antidilutive for all periods presented. The weighted average number of outstanding stock options which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive approximated 795,000, 651,000 and 606,000 in 2000, 2001 and 2002, respectively.

     Deferred financing costs. At December 31, 2001, deferred financing costs related primarily to the issuance of Keystone's 9 5/8% Notes (the "9 5/8% Notes") and were amortized by the interest method over 10 years (term of the 9 5/8% Notes). At December 31, 2002, deferred financing costs related primarily to the issuance of substantially all of Keystone's long-term debt as well as its primary revolving credit facility and are amortized by the interest method over the respective terms of these debt facilities. Deferred financing costs are stated net of accumulated amortization of $2,501,000 and $4,957,000 at December 31, 2001 and 2002, respectively.

     Goodwill and negative goodwill. Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method. Through December 31, 2001, goodwill was amortized by the straight-line method over not more than 40 years. Upon adoption of SFAS No. 142, effective January 1, 2002, goodwill was no longer subject to periodic amortization. Goodwill is stated net of accumulated amortization of approximately $477,000 at December 31, 2001 and 2002. Amortization of goodwill amounted to $125,000 in each of 2000 and 2001.

     Through December 31, 2001, when events or changes in circumstances indicated that goodwill may be impaired, an evaluation was performed to determine if an impairment existed. All relevant factors were considered in determining whether an impairment existed. If an impairment had been determined to exist, goodwill, and if appropriate, the underlying long-lived assets associated with the goodwill, would have been written down to reflect the estimated future discounted cash flows expected to be generated by the underlying business. Effective January 1, 2002, the Company commenced assessing impairment of goodwill in accordance with SFAS No. 142.

     Negative goodwill represented the excess of fair value over cost of individual net assets acquired in business combinations accounted for by the purchase method and was amortized by the straight-line method over 20 years through December 31, 2001. Negative goodwill is stated net of accumulated amortization of approximately $7,118,000 at December 31, 2001. Amortization of negative goodwill in each of 2000 and 2001 amounted to $1,356,000. Upon adoption of SFAS No. 142, effective January 1, 2002, negative goodwill was eliminated as a cumulative effect of change in accounting principle. See Note 17.

     Employee stock options. Keystone accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. See Note 7. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is equal to or greater than the market price on the grant date. Compensation cost related to stock options recognized by the Company in accordance with APBO No. 25 has not been significant in each of the past three years.

     The following  table  presents what the Company's  consolidated  net income
(loss), and related per share amounts, would have been in 2000, 2001 and 2002 if Keystone would have elected to account for its stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all awards granted subsequent to January 1, 1995.


                                                 Years ended December 31,
                                             2000         2001            2002
                                             ----         ----            ----
                                                  (In thousands except per
                                                      share amounts)

Net income (loss) as reported ........   $  (21,066)   $  (26,394)   $   38,420
Adjustments, net of applicable income
 tax effects:
  Stock-based employee compensation
   expense under APBO No. 25 .........         --            --            --
  Stock-based employee compensation
   expense under SFAS No. 123 ........         (573)         (498)         (185)
                                         ----------    ----------    ----------

Pro forma net income (loss) ..........   $  (21,639)   $  (26,892)   $   38,235
                                         ==========    ==========    ==========

Basic net income (loss) per share:
 As reported .........................   $    (2.10)   $    (2.62)   $     3.35
 Pro forma ...........................   $    (2.16)   $    (2.67)   $     3.33

Diluted net income (loss) per share:
 As reported .........................   $    (2.10)   $    (2.62)   $     1.76
 Pro forma ...........................   $    (2.16)   $    (2.67)   $     1.75


     Business interruption insurance recoveries. Business interruption insurance recoveries related to production outages due primarily to equipment failures or malfunctions are recorded as a reduction of cost of goods sold when the recovery is received. During 2000, 2001 and 2002 Keystone received such business interruption insurance recoveries of approximately $300,000, $1.8 million and $934,000, respectively.

     Derivative activities. Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, Keystone has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were acquired or issued prior to January 1, 1999. Keystone is and was not a party to any significant derivative or hedging instrument covered by SFAS No. 133 and therefore the Company's financial statements were not impacted by adopting SFAS No. 133.

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

Note 2 - Joint ventures

     In January 1999, Keystone and two unrelated parties formed Garden Zone LLC ("Garden Zone") to supply wire, wood and plastic products to the consumer lawn and garden market. Keystone owns 51% of Garden Zone and, as such, Keystone's consolidated financial statements include the accounts of Garden Zone. Neither Keystone nor the other owners contributed capital or assets to the Garden Zone joint venture, but Keystone did guarantee 51% of Garden Zone's $4 million revolving credit agreement. See Note 4. Garden Zone commenced operations in February 1999 and its net income since that date, of which 51% accrue to Keystone for financial reporting purposes, has been insignificant.

     In July 1999, Keystone formed Alter Recycling Company, L.L.C. ("ARC"), a joint venture with Alter Peoria, Inc., to operate a ferrous scrap recycling operation at Keystone's facility in Peoria, Illinois. ARC sells ferrous scrap to Keystone and others. Upon formation, Keystone contributed the property and equipment of its Peoria ferrous scrap facility (net book value of approximately $335,000) to the joint venture in return for its 50% ownership interest. Keystone is not required to, nor does it currently anticipate it will, make any other contributions to fund or operate this joint venture. Keystone has not guaranteed any debt or other liability of the joint venture. Keystone recognized no gain or loss upon formation of ARC and the investment in ARC is accounted for by the equity method. In addition, Keystone sold its ferrous scrap facility's existing inventory to ARC upon commencement of ARC's operations. At December 31, 2001 and 2002, due to operating losses incurred by ARC, Keystone had reduced its investment in ARC to zero. During 2000, 2001 and 2002, Keystone purchased approximately $7.2 million, $6.0 million and $5.2 million, respectively of ferrous scrap from ARC. At December 31, 2001, ARC owed Keystone approximately $1.0 million, primarily for the ferrous scrap inventory purchased by ARC from Keystone at formation, and such amount was included in notes and accounts receivable at December 31, 2001. However, during the fourth quarter of 2001, Keystone recorded a $1.0 million charge to provide an allowance for the full amount of the net receivable from ARC. During 2002, Keystone increased the allowance by $152,000. Such allowance was included in allowance for notes and accounts receivable on the December 31, 2001 balance sheet. During 2002, Keystone wrote off the ARC receivable against the recorded allowance.

Note 3 - Inventories

                                                                December 31,
                                                             2001           2002
                                                             ----           ----
                                                                (In thousands)
Steel and wire products:
  Raw materials ......................................      $ 9,818      $ 8,825
  Work in process ....................................        9,912       14,920
  Finished products ..................................       16,132       21,178
  Supplies ...........................................       13,446       14,710
                                                            -------      -------
                                                             49,308       59,633
  Less LIFO reserve ..................................       10,768       13,352
                                                            -------      -------
                                                             38,540       46,281

Lawn and garden products - finished products .........        2,372        3,808
                                                            -------      -------

                                                            $40,912      $50,089

Note 4 - Notes payable and long-term debt

                                                              December 31,
                                                           2001           2002
                                                           ----           ----
                                                             (In thousands)

Revolving credit facilities:
  Keystone ..................................          $ 40,823          $28,328
  EWP .......................................             3,225            1,362
  Garden Zone ...............................             1,738            1,650
8% Notes ....................................              --             28,908
6% Notes ....................................              --             16,031
9 5/8% Notes ................................           100,000            6,150
Keystone Term Loan ..........................              --              4,167
County Term Loan ............................              --             10,000
Other .......................................               669              645
                                                       --------          -------
                                                        146,455           97,241
  Less current maturities ...................            46,332           33,935
                                                       --------          -------

                                                       $100,123          $63,306

     During March 2002, Keystone completed an exchange offer (the "Exchange Offer") with respect to the 9 5/8% Notes pursuant to which, among other things, holders of $93.9 million principal amount of the 9 5/8% Notes exchanged their 9 5/8% Notes (along with accrued interest of approximately $10.1 million through the date of exchange, including $2.1 million which accrued during the first quarter of 2002) for various forms of consideration, including newly-issued debt and equity securities of the Company, as described below, and such 9 5/8% Notes were retired:

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

     The 8% Notes bear simple interest at 8% per annum, one-half of which will be paid in cash on a semi-annual basis and one-half will be deferred and be paid together with the principal in three installments, one-third in each of March 2007, 2008 and 2009. The 8% Notes are collateralized by a second-priority lien on substantially all of the existing fixed and intangible assets of the Company and its subsidiaries (excluding EWP and Garden Zone LLC ("Garden Zone")), other than the real property and other fixed assets comprising Keystone's steel mill in Peoria, Illinois, on which there is a third-priority lien. Keystone may redeem the 8% Notes, at its option, in whole or in part at any time with no prepayment penalty. The 8% Notes are subordinated to all existing senior indebtedness of Keystone, including, without limitation, the revolving credit facilities of Keystone, EWP and Garden Zone, the Keystone Term Loan (as defined below) and, to the extent of the Company's steel mill in Peoria, Illinois, the County Term Loan (as defined below). The 8% Notes rank senior to any expressly subordinated indebtedness of Keystone, including the 6% Notes. In October 2002, Contran purchased $18.3 million of the total $19.8 million principal amount at maturity of the 8% Notes. As such, approximately $26.6 million of the recorded $28.9 million liability for the 8% Notes as of December 31, 2002 is payable to Contran.

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

     As part of its efforts to restructure the 9 5/8% Notes, in April 2002 Keystone received a new $10 million term loan from the County of Peoria, Illinois (the "County Term Loan"), and a new $5 million term loan (the "Keystone Term Loan") from the same lender providing the Keystone revolving credit facility. The County Term Loan does not bear interest, requires no amortization of principal and is due in 2007. The Keystone Term Loan bears interest at prime plus .5% (4.75% at December 31, 2002) or LIBOR plus 2.5% (4.26% at December 31,
2002) at the Company's option, with principal payments amortized over a four-year period and due in March 2005. The County Term Loan is collateralized by a second priority lien on the real property and other fixed assets comprising Keystone's steel mill in Peoria, Illinois. The Keystone Term Loan is collateralized by a first-priority lien on all of the fixed assets of the Company and its subsidiaries, other than EWP and Garden Zone. Proceeds from the Keystone Term Loan and County Term Loan were used by Keystone to reduce the outstanding balance of Keystone's revolving credit facility.

     Keystone's primary revolving credit facility ("the Keystone Revolver"), as amended in April 2002, provides for revolving borrowings of up to $45 million based upon formula-determined amounts of trade receivables and inventories. Borrowings bear interest, at the Company's option, at prime rate plus .5% or LIBOR plus 2.5%, mature no later than March, 2005 and are collateralized by certain of the Company's trade receivables and inventories. In addition, the Keystone Revolver is cross-collateralized with junior liens on certain of the Company's property, plant and equipment. The effective interest rate on outstanding borrowings under the Keystone Revolver was 5.5% and 4.4% at December 31, 2001 and 2002, respectively. At December 31, 2002, $2.2 million of letters of credit were outstanding, and $14.5 million was available for additional borrowings. The Keystone Revolver requires the Company's daily net cash receipts to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances so long as there is an outstanding balance under the Keystone Revolver. Accordingly, any outstanding balances under the Keystone Revolver are always classified as a current liability, regardless of the maturity date of the facility. The Keystone Revolver contains restrictive covenants, including certain minimum working capital and net worth requirements, maintenance of financial ratios requirements and other customary provisions relative to payment of dividends on Keystone's common stock and on the Company's Redeemable Series A Preferred Stock.

     EWP's $7 million revolving credit facility (the "EWP Revolver") expires in June 2004. Borrowings under the EWP Revolver bear interest at either the prime rate or LIBOR plus 2.25% (4.2% and 4.1% at December 31, 2001 and 2002, respectively). At December 31, 2002, $4.7 million was available for additional borrowings under the EWP revolver. EWP's accounts receivable, inventories and property, plant and equipment collateralize the EWP Revolver. The EWP Revolver
Agreement contains covenants with respect to working capital, additional borrowings, payment of dividends and certain other matters.

     Garden Zone has a $4.0 million revolving credit facility (the "Garden Zone Revolver") which matures May 15, 2003 and bears interest at the LIBOR rate plus 2.4%. During 2001 and 2002 the Garden Zone Revolver bore interest at the LIBOR rate plus 2% (4.6% and 4.2% at December 31, 2001 and 2002, respectively). Garden Zone's accounts receivable and inventories collateralize the Garden Zone Revolver. At December 31, 2002, approximately $1.4 million was available for additional borrowings under the Garden Zone Revolver. Keystone has guaranteed 51% of the outstanding borrowings under the Garden Zone revolver. The Company currently intends to renew or replace the Garden Zone Revolver upon its maturity in May 2003.

     In addition, a wholly-owned subsidiary of Contran has agreed to loan the Company up to an aggregate of $6 million under the terms of a revolving credit facility that matures on June 30, 2003. This facility is collateralized by the common stock of EWP owned by Keystone. Through March 2003, the Company has not borrowed any amounts under such facility.

     At December 31, 2001 and 2002, other notes payable and long-term debt included $474,000 advanced to Garden Zone by one of its other owners. The advance bears interest at the prime rate. Interest paid on this advance during 2000, 2001 and 2002 amounted to approximately $64,000, $34,000 and $23,000, respectively.

     Aggregate future maturities of other notes payable and long-term debt at December 31, 2002 amounted to $2.6 million, $2.1 million, $2.5 million, $792,000 and $24.7 million in 2003, 2004, 2005, 2006 and 2007, respectively.

     The Company's revolving credit facilities and the Keystone Term Loan reprice with changes in interest rates. The aggregate fair value of Keystone's fixed rate notes, based on management's estimate of fair value at December 31, 2001 approximated $25.0 million ($100.00 million book value). The book value of all other indebtedness at December 31, 2001 was deemed to approximate market value. At December 31, 2002, the aggregate fair value of Keystone's fixed rate notes, based on management's estimate of fair value, approximated $35.0 million ($61.3 million book value). The book value of all other indebtedness at December 31, 2002 is deemed to approximate market value.


Note 5 -Series A preferred stock:

     In connection with the Exchange Offer, Keystone issued 59,399 shares of Series A 10% Cumulative Convertible Pay-In-Kind Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock has a stated value of $1,000 per share and has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The Series A Preferred Stock has an annual dividend commencing in December 2002 of $100 per share, and such dividends may be paid in cash or, at the Company's option, in whole or in part in new Series A Preferred Stock based on their stated value. The amount of dividends accrued at December 31, 2002 ($4.7 million) has been determined based on the assumption such dividends will be paid in cash rather than in the form of additional shares of Series A Preferred Stock. After March 15, 2003, each share of Series A Preferred Stock may be converted into 250 shares of Keystone common stock at the exchange rate of $4.00 per share based on the stated value of each Series A share. The Company may redeem the Series A Preferred Stock at any time, in whole or in part, at a redemption price of $1,000 per share plus accrued and unpaid dividends. In addition, in the event of certain sales of the Company's assets outside the ordinary course of business, the Company will be required to offer to purchase a specified portion of the Series A Preferred Stock, at a purchase price of $1,000 per share plus accrued and unpaid dividends, based upon the proceeds to the Company from such asset sale. Otherwise, holders of the Series A Preferred Stock have no mandatory redemption rights. The Company does not currently believe it is probable that holders of the Series A Preferred Stock will be able to require the Company to purchase any of their stock, and accordingly the Company is not accreting the Series A Preferred Stock up to its redemption value. In October 2002, Contran purchased 54,956 shares of the 59,399 shares of the Company's Redeemable Series A Preferred Stock.

Note 6 - Income taxes

     At December 31, 2002, the Company expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax attributes in part due to the long-term nature of its net operating loss carryforwards. However, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices; financial restructuring efforts and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test. As such, during the fourth quarter of 2001, the Company provided a deferred tax asset valuation allowance of approximately $14.5 million. The resulting net deferred tax asset of approximately $21.6 million at December 31, 2001 approximated the tax expense for financial reporting purposes which was recorded during the first quarter of 2002 related to the cancellation of indebtedness income resulting from the Exchange Offer. As a result of the deferred tax asset valuation allowance, the Company did not recognize a tax benefit associated with its pre-tax loss, exclusive of the gain recognized in connection with the Exchange Offer, during 2002. In addition, during 2002, the Company increased the deferred tax asset valuation allowance related to its net losses by approximately $5.5 million. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the valuation allowance related to its deferred tax assets in the future.

     Summarized below are (i) the differences between the provision (benefit) for income taxes and the amounts that would be expected using the U. S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision (benefit) for income taxes.

                                                     Years ended December 31,
                                                    2000        2001         2002
                                                    ----        ----         ----
                                                          (In thousands)

Expected tax provision (benefit), at
 statutory rate ..............................   $(11,353)   $ (7,138)   $ 14,016
U.S. state income taxes (benefit), net .......        157        (399)      2,022
Amortization of goodwill and negative goodwill       (431)       (431)       --
Deferred tax asset valuation allowance .......       --        14,510       5,536
Other, net ...................................        257        (544)         48
                                                 --------    --------    --------

Provision (benefit) for income taxes .........   $(11,370)   $  5,998    $ 21,622
                                                 ========    ========    ========

Provision (benefit) for income taxes:
  Currently payable (refundable):
    U.S. federal .............................   $   (278)   $    (37)   $    (34)
    U.S. state ...............................        137         133          34
                                                 --------    --------    --------

      Net currently payable (refundable) .....       (141)         96        --
  Deferred income taxes, net .................    (11,229)      5,902      21,622
                                                 --------    --------    --------

                                                 $(11,370)   $  5,998    $ 21,622
                                                 ========    ========    ========
Comprehensive provision for income taxes
 (benefit) allocable to:
  Income (loss) before cumulative effect
   of change in accounting principle .........   $(11,370)   $  5,998    $ 21,622
  Cumulative effect of change in
   accounting principle ......................       --          --          --
  Other comprehensive loss -
    Pension liability ........................       --          --          --
                                                 --------    --------    --------

                                                 $(11,370)   $  5,998    $ 21,622
                                                 ========    ========    ========




     At  December  31,  2002,   Keystone  had  approximately   $6.3  million  of
alternative minimum tax credit carryforwards which have no expiration date.

     At December 31, 2002 Keystone had net operating loss carryforwards of approximately $29.8 million which expire in 2019 through 2022, and which may be used to reduce future taxable income of the entire Company.

     The components of the net deferred tax asset are summarized below.

                                                                           December 31,
                                                                       -------------------
                                                                 2001                    2002
                                                        ---------------------------------------------
                                                         Assets    Liabilities    Assets  Liabilities
                                                                      (In thousands)

Tax effect of temporary differences relating to:
  Inventories .......................................   $  2,453    $   --      $  3,049    $  --
  Property and equipment ............................       --        (5,513)       --       (5,201)
  Pensions ..........................................       --       (51,474)     14,320       --
  Accrued OPEB cost .................................     42,507        --        44,483       --
  Accrued liabilities and other deductible
   Differences ......................................     14,130        --        14,294       --
  Other taxable differences .........................       --        (6,260)       --       (2,343)
  Net operating loss carryforwards ..................     34,029        --        11,604       --
  Alternative minimum tax credit carryforwards ......      6,260        --         6,260       --
  Deferred tax asset valuation allowance ............    (14,510)       --       (86,466)      --
                                                        --------    --------    --------    -------

    Gross deferred tax assets .......................     84,869     (63,247)      7,544     (7,544)
Reclassification, principally netting by tax
 jurisdiction .......................................    (63,247)     63,247      (7,544)     7,544
                                                        --------    --------    --------    -------

    Net deferred tax asset ..........................     21,622        --          --         --
Less current deferred tax asset, net of pro rata
 allocation of deferred tax asset valuation allowance      9,778        --          --         --
                                                        --------    --------    --------    -------

    Noncurrent net deferred tax asset ...............   $ 11,844    $   --      $   --      $  --
                                                        ========    ========    ========    =======

                                                      Years ended December 31,
                                                    2000        2001        2002
                                                    ----        ----        ----
                                                            (In thousands)

Increase in valuation allowance:
  Increase in certain deductible temporary
   differences which the Company believes do
   not meet the "more-likely-than-not"
   recognition criteria:
Recognized in net income (loss) ...............    $  --      $14,510    $ 5,536
Recognized in other comprehensive loss -
 pension liabilities ..........................       --         --       66,420
                                                   -------    -------    -------

                                                   $  --      $14,510    $71,956
                                                   =======    =======    =======


Note 7 - Stock options, warrants and stock appreciation rights plan

     In 1997, Keystone adopted its 1997 Long-Term Incentive Plan (the "1997 Plan"). Under the 1997 Plan, the Company may make awards that include, but need not be limited to, one or more of the following types: stock options, stock appreciation rights, restricted stock, performance grants and any other type of award deemed consistent with the purposes of the plan. Subject to certain adjustments, an aggregate of not more than 500,000 shares of Keystone's common stock may be issued under the 1997 Plan. Stock options granted under the 1997 Plan may include options that qualify as incentive stock options as well as options which are not so qualified. Incentive stock options are granted at a price not less than 100%, or in certain instances, 110% of a fair market value of such stock on the date of the grant. Stock options granted under the 1997 Plan may be exercised over a period of ten, or in certain instances, five years. The vesting period, exercise price, length of period during which awards can be exercised, and restriction periods of all awards are determined by the Incentive Compensation Committee of the Board of Directors. At December 31, 2002, there were 292,000 options outstanding under this plan.

     During 1997, the Company granted all remaining options available under Keystone's 1992 Option Plan. At December 31, 2002, there were 195,300 options outstanding under this plan.

     Changes in outstanding options, including options outstanding under the former 1992 Option Plan, pursuant to which no further grants can be made are summarized in the table below.

                                                      Price per       Amount payable
                                       Options          share          upon exercise

Outstanding at December 31, 1999       728,066      $7.63 -$13.94       $6,587,224

  Granted                              146,000       4.25 -  5.50          765,500
  Canceled                            (116,000)      5.13 - 13.38       (1,035,594)
                                      --------      -------------       -----------

Outstanding at December 31, 2000       758,066       4.25 - 13.94        6,317,130

  Canceled                            (101,766)      5.13 - 13.94         (863,624)
                                      --------      -------------       -----------

Outstanding at December 31, 2001       656,300       4.25 - 13.94        5,453,506

  Canceled                            (169,000)      5.50 -  9.19       (1,465,838)
                                      --------      -------------       -----------

Outstanding at December 31, 2002       487,300      $4.25 -$13.94       $3,987,668
                                      ========      =============       ==========



     The following table summarizes weighted average information about fixed stock options outstanding at December 31, 2002.

                                                   Outstanding                         Exercisable
                                                 Weighted Average                                 Weighted Average
   Range of                                Remaining                                        Remaining
   Exercise                               Contractual        Exercise                      Contractual        Exercise
    Prices               Options              Life             Price     Options               Life            Price
  ----------             -------          -----------        --------    -------           -----------        -------

$ 4.25-$ 5.50             89,500            7.2 years         $ 5.17      59,670             7.2 years        $ 5.17
$ 7.63-$10.25            377,800            4.6 years         $ 8.59     377,800             4.6 years        $ 8.59
    $13.94                20,000            4.8 years         $13.94      20,000             4.8 years        $13.94
                         -------                                         -------
                         487,300            5.1 years         $ 8.18     457,470             4.9 years        $ 8.38
                         =======                                         =======

     At December 31, 2002, options to purchase 457,470 shares were exercisable (none at prices lower than the December 31, 2002 quoted market price of $.53 per share) and options to purchase an additional 29,830 shares will become exercisable in 2003. At December 31, 2002, an aggregate of 208,000 shares were available for future grants under the 1997 Plan.

     The pro forma information included in Note 1, required by SFAS No. 123, as amended, is based on an estimation of the fair value of options issued subsequent to January 1, 1995. The weighted average fair value of Keystone options granted during 2000 was $3.52 per share. There were no options granted in 2001 or 2002. The fair values of the 2000 options were calculated using the Black-Scholes stock option valuation model with the following weighted-average assumptions: stock price volatility of 45%, risk-free rate of return of 6.66%, no dividend yield and an expected term of 10 years. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options. The pro forma impact on net income (loss) per share disclosed in Note 1 is not necessarily indicative of future effects on net income (loss) or earnings (loss) per share.

Note 8 - Pensions and other post retirement benefits plans

     Keystone sponsors several pension plans and other post retirement benefit plans for its employees and certain retirees. Under plans currently in effect, most active employees would be entitled to receive OPEB upon retirement. The following tables provide a reconciliation of the changes in the plans' projected benefit obligations and fair value of assets for the years ended December 31, 2001 and 2002:

                                                Pension Benefits             Other Benefits
                                             -----------------------     --------------------
                                                2001         2002         2001         2002
                                                ----         ----         ----         ----
                                                               (In thousands)

Change in projected benefit obligations ("PBO"):
  Benefit obligations at beginning of year   $ 308,494    $ 314,106    $ 106,703    $ 152,298
  Service cost ...........................       2,954        3,041        1,506        1,890
  Interest cost ..........................      21,419       21,938        9,739       10,722
  Participant contributions ..............        --           --            933        1,785
  Actuarial loss .........................       6,702       28,773       44,146       15,538
  Benefits paid ..........................     (25,463)     (26,470)     (10,729)     (10,981)
                                             ---------    ---------    ---------    ---------

    Benefit obligations at end of year ...   $ 314,106    $ 341,388    $ 152,298    $ 171,252
                                             =========    =========    =========    =========

Change in plan assets:
  Fair value of plan assets at
   beginning of year .....................   $ 343,501    $ 332,990    $    --      $    --
  Actual return (loss) on plan assets ....      14,952      (19,528)        --           --
  Employer contributions .................        --           --          9,796        9,196
  Participant contributions ..............        --           --            933        1,785
  Benefits paid ..........................     (25,463)     (26,470)     (10,729)     (10,981)
                                             ---------    ---------    ---------    ---------

    Fair value of plan assets at end
     of year .............................   $ 332,990    $ 286,992    $    --      $    --
                                             =========    =========    =========    =========

Funded status at end of the year:
  Plan assets greater (less) than PBO ....   $  18,884    $ (54,396)   $(152,298)   $(171,252)
    Unrecognized actuarial losses ........     100,367      176,132       46,109       59,656
    Unrecognized prior service cost
     (credit) ............................      12,734       11,852       (2,836)      (2,493)
                                             ---------    ---------    ---------    ---------

                                             $ 131,985    $ 133,588    $(109,025)   $(114,089)
                                             =========    =========    =========    =========

Amounts recognized in the balance sheet:
  Prepaid pension cost ...................   $ 131,985    $    --      $    --      $    --
  Unrecognized net pension obligations ...        --         11,852         --           --
  Accrued benefit costs:
    Current ..............................        --           --         (7,215)     (11,372)
    Noncurrent ...........................        --        (48,571)    (101,810)    (102,717)
  Accumulated other comprehensive loss -
    pension liabilities ..................        --        170,307         --           --
                                             ---------    ---------    ---------    ---------

                                             $ 131,985    $ 133,588    $(109,025)   $(114,089)
                                             =========    =========    =========    =========


     The  assumptions   used  in  the  measurement  of  the  Company's   benefit
obligations at December 31, are shown in the following table:

                                        Pension Benefits          Other Benefits
                                     ---------------------    --------------------
                                     2000     2001    2002    2000   2001     2002
                                     ----     ----    ----    ----   ----     ----

Discount rate ...................    7.25%     7.0%    6.5%   7.25%    7.0%   6.5%
Expected return on plan assets ..    10.0%    10.0%   10.0%   --      --     --
Rate of compensation increase ...     3.0%     3.0%    3.0%   --      --     --

     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2000, 2001 and 2002:

                                               Pension Benefits                    Other Benefits
                                        ---------------------------         ---------------------------
                                        2000        2001       2002         2000       2001        2002
                                        ----        ----       ----         ----       ----        ----
                                                                (In thousands)

Service cost .....................   $  2,915    $  2,954    $  3,041    $  1,623    $  1,506    $  1,890
Interest cost ....................     21,333      21,419      21,938       7,427       9,739      10,722
Expected return on plan assets ...    (32,544)    (33,142)    (31,983)       --          --          --
Amortization of unrecognized:
  Net obligation as of
    January 1, 1987 ..............      1,199        --          --          --          --          --
  Prior service cost .............        882         882         882        (343)       (343)       (343)
  Net loss .......................      2,112       2,408       4,518        --         1,137       1,991
                                     --------    --------    --------    --------    --------    --------

Net periodic benefit cost (credit)
                                       (4,103)     (5,479)     (1,604)   $  8,707    $ 12,039    $ 14,260
                                                                         ========    ========    ========
Termination benefits for early
  retirement window                     3,723         -            -
                                     --------     --------     -----

Total pension credit                 $   (380)    $ (5,479)  $ (1,604)
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

     At December 31, 2001, the Company's defined benefit pension plan's (the "Plan") assets exceeded the Plan's accumulated benefit obligation and as such, was considered over-funded for financial reporting purposes. At December 31, 2002, the accumulated benefit obligation for the Plan approximated $335.6 million. Due to a decline in the value of the Plan's assets during 2002, and a decrease in the discount rate from December 31, 2001 to 2002, the Plan's accumulated benefit obligation at December 31, 2002 exceeded the Plan's assets at that date. As a result, SFAS No. 87, Employers' Accounting for Pensions, provides that the Company is required to record an additional minimum liability that is at least equal to the amount by which the Plan's accumulated benefit obligation exceeds the Plan's assets (or $182.2 million at December 31, 2002), eliminate any recorded prepaid pension cost, record an intangible asset equal to the amount of any unrecognized prior service cost and charge a separate component of stockholders' equity for the difference. As such, during the fourth quarter of 2002, Keystone recorded an additional minimum pension liability of $182.2 million, an intangible pension asset of $11.9 million and charged a separate component of stockholders' equity for $170.3 million.

     At December 31, 2002, substantially all of the plan's net assets were invested in a collective investment trust (the "Collective Trust") established by Valhi, Inc. ("Valhi"), a majority-owned subsidiary of Contran, to permit the collective investment by certain master trusts which fund certain employee benefit plans maintained by Contran, Valhi and related companies, including the Company. The remainder of the Plan's assets at December 31, 2002 were primarily invested in real estate. Harold C. Simmons is the sole trustee of the Collective Trust. Mr. Simmons and two members of Keystone's board of directors and Master Trust Investment Committee comprise the Trust Investment Committee for the Collective Trust. Neither Mr. Simmons nor the Keystone directors receive any compensation for serving in such capacities.

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

     For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5% in 2007 and remain at that level thereafter.

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

                                                      Change in Health Care Cost Trend
                                                      1% Increase      1% Decrease
                                                             (In thousands)

Increase (decrease):
  Effect on total of service and interest
    cost components for the year ended
  December 31, 2002 ............................        $ 2,391        $ (1,979)

Effect on postretirement benefit
  obligation at December 31, 2002 ..............        $31,088        $(25,864)

     The Company also maintains several defined contribution pension plans. Expense related to these plans was $2.8 million in 2000, $1.6 million in 2001 and $2.5 million in 2002.

Note 9 - Other accrued liabilities

                                                                December 31,
                                                           2001            2002
                                                           ----            ----

Current:
  Employee benefits ..............................        $11,168        $11,455
  Self insurance .................................          8,906         10,336
  Environmental ..................................          8,068          8,103
  Deferred vendor payments .......................          2,488          3,338
  Legal and professional .........................            887          1,176
  Disposition of former facilities ...............            530            659
  Interest .......................................          1,287            318
  Other ..........................................          3,766          4,831
                                                          -------        -------

                                                          $37,100        $40,216
                                                          =======        =======
Noncurrent:
  Deferred vendor payments .......................        $13,648        $10,252
  Environmental ..................................          7,508          7,087
  Workers compensation payments ..................          1,762          2,309
  Interest .......................................          7,735            298
  Other ..........................................            357            391
                                                          -------        -------

                                                          $31,010        $20,337
                                                          =======        =======

     During the first quarter of 2002, two of the Company's major vendors representing approximately $16.1 million of trade payables, agreed to be paid over a five-year period ending in March 2007 with no interest. The repayment of a portion of such deferred vendor payments could be accelerated if the Company achieves specified levels of future earnings.

     Keystone generally undertakes planned major maintenance activities on an annual basis, usually in the fourth quarter of each year. These major maintenance activities are conducted during a shut-down of the Company's steel and wire rod mills. Repair and maintenance costs estimated to be incurred in connection with these planned major maintenance activities are accrued in advance on a straight-line basis throughout the year and are included in cost of goods sold.

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

     J. Walter Tucker, Jr., Vice Chairman of the Company, is a principal stockholder of Tucker & Branham, Inc., Orlando, Florida. Although the Company does not pay Mr. Tucker a salary, the Company has contracted with Tucker & Branham, Inc. for management consulting services by Mr. Tucker. Fees paid to Tucker & Branham, Inc. were $87,000 in 2000, $52,000 in 2001 and $5,100 in 2002.

     Under the terms of an intercorporate services agreement ("ISA") entered into between the Company and Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the Company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of Contran to the affairs of the Company, and the compensation of such persons. Because of the large number of companies affiliated with Contran, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. The ISA agreement is reviewed and approved by the applicable independent directors of the Company. The ISA fees charged by Contran to the Company aggregated approximately $750,000 in 2000, $1,005,000 in 2001 and $1,025,000 in 2002. At December 31, 2001 and 2002,
the Company owed Contran approximately $633,000 and $1.4 million, respectively, primarily for ISA fees. Such amounts are included in payables to affiliates on the Company's balance sheets. In addition, Keystone purchased certain aircraft services from Valhi in the amount of $111,000 in 2000, $124,000 in 2001 and $74,000 in 2002.

     Tall Pines Insurance Company ("Tall Pines"), Valmont Insurance Company ("Valmont") and EWI RE, Inc. ("EWI") provide for or broker certain of Keystone's insurance policies. Tall Pines is a wholly-owned captive insurance company of Tremont Corporation ("Tremont"), a company controlled by Contran. Valmont is a wholly-owned captive insurance company of Valhi. Parties related to Contran own all of the outstanding common stock of EWI. Through December 31, 2000, a son-in-law of Harold C. Simmons managed the operations of EWI. Subsequent to December 31, 2000, and pursuant to an agreement that, as amended, may be terminated with 90 days written notice by either party, such son-in-law provides advisory services to EWI as requested by EWI, for which such son-in-law is paid $11,875 per month and receives certain other benefits under EWI's benefit plans. Such son-in-law is also currently Chairman of the Board of EWI. The Company generally does not compensate Tall Pines, Valmont or EWI directly for insurance, but understands that, consistent with insurance industry practice, Tall Pines, Valmont and EWI receive commissions for their services from the insurance and reinsurance underwriters. During 2000, 2001 and 2002, the Company and it subsidiaries paid approximately $2.0 million in 2000 and $2.2 million in each of 2001 and 2002, for policies provided or brokered by Tall Pines, Valmont and/or EWI. These amounts principally include payments for reinsurance and insurance premiums paid to unrelated third parties, but also include commissions paid to Tall Pines, Valmont and EWI. In the Company's opinion, the amounts that Keystone and its subsidiaries paid for these insurance policies are reasonable and similar to those they could have obtained through unrelated insurance companies and/or brokers. The Company expects that these relationships with Tall Pines, Valmont and EWI will continue in 2003.

     Dallas Compressor Company, a wholly-owned subsidiary of Contran sells compressors and related services to Keystone. During 2000, 2001 and 2002 Keystone purchased products and services from Dallas Compressor Company in the amount of $67,000, $31,000 and $267, respectively.

     During each of 2001 and 2002, Garden Zone paid approximately $60,000 to one of its other owners for accounting and financial services.

     EWP Financial, LLC, a wholly-owned subsidiary of Contran, has agreed to loan the Company up to an aggregate of $6 million through June 30, 2003. Borrowings bear interest at the prime rate plus 3%, and are collateralized by the stock of EWP. In addition, the Company pays a commitment fee of .375% on the unutilized portion of the facility. At December 31, 2002, no amounts were outstanding under the facility, and $6 million was available for borrowing by the Company. The terms of this loan were approved by the independent directors of the Company. During 2001, the Company paid Contran an up-front facility fee of $120,000 related to this facility. During 2002, Keystone paid Contran unused line fees of $23,000 related to this facility.

Note 11 - Quarterly financial data (unaudited)

                                             March 31,    June 30,  September 30, December 31,
                                                 (In thousands, except per share data)

Year ended December 31, 2002:
  Net sales ..............................   $ 85,912    $ 94,244    $ 79,445    $ 58,379
  Gross profit (loss) ....................      8,733      10,811       4,334      (1,055)

  Net gain on early extinguishment of debt     33,117        --          --          --
  Change in accounting principle .........     19,998        --          --          --

  Net (income) loss ......................   $ 52,011    $  2,004    $ (4,801)   $(10,794)
                                             ========    ========    ========    ========

  Basic net income (loss)
   per share available for common shares .   $   5.17    $    .03    $   (.63)   $  (1.22)
                                             ========    ========    ========    ========

  Diluted net income (loss) per share
   available for common shares ...........   $   4.87    $    .03    $   (.63)   $  (1.22)
                                             ========    ========    ========    ========

Year ended December 31, 2001:
  Net sales ..............................   $ 77,763    $ 86,294    $ 82,329    $ 62,284
  Gross profit (loss) ....................      1,406       5,833       6,636        (544)

  Net loss ...............................   $ (3,706)   $ (1,628)   $ (1,250)   $(19,810)
                                             ========    ========    ========    ========

  Basic and diluted net loss per share ...   $   (.37)   $   (.16)   $   (.12)   $  (1.97)
                                             ========    ========    ========    ========


     Due to timing of the issuance of preferred stock in connection with the Exchange Offer, the sum of the quarterly 2002 diluted net income (loss) per share available for common shares is different than diluted net income per share available for common shares for the full year.

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

     As a result of a significant decline in value of the assets of Keystone's defined benefit pension plan during 2002, the plan's accumulated benefit obligation at December 31, 2002 exceeded the plan's assets. Accordingly, during the fourth quarter of 2002, the Company recorded an additional minimum pension liability of $182.2 million and an intangible pension asset of $11.9 million.

     See Notes 2, 6 and 8.

Note 12 - Operations

     Keystone's operations are comprised of two segments: the manufacture and sale of carbon steel rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets and the distribution of wire, wood and plastic products to the consumer lawn and garden markets through Garden Zone. Keystone owns 51% of Garden Zone. The Company's steel and wire products are distributed primarily in the Midwestern, Southwestern and Southeastern United States. Garden Zone's products are distributed primarily in the Southeastern United States.

     In January 2001, Keystone's wholly-owned subsidiary, Fox Valley Steel & Wire ("Fox Valley") sold its business which was located in Hortonville, Wisconsin. The Company did not record any significant gain or loss as a result of the sale. Fox Valley manufactured industrial wire and fabricated wire products (primarily ladder rods and nails). Fox Valley's revenues, in 2000 amounted to $10.3 million. During 2000 Fox Valley recorded an operating loss of $686,000.

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

     Keystone's operating segments are defined as components of consolidated operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company's chief operating decision maker is Mr. David L. Cheek, President and Chief Executive Officer of Keystone. Each operating segment is separately managed, and each operating segment represents a strategic business unit offering different products.

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

                                Steel and    Lawn and               Corporate
                                  Wire        Garden     Segment       and
                                Products     Products     Total    Eliminations   Total
                                                     (In thousands)

Year ended December 31, 2002:

Net sales ...................   $ 308,457    $10,744   $ 319,201    $ (1,221)   $ 317,980
Depreciation and amortization      17,390       --        17,390           6       17,396
Operating profit (loss) .....      (5,701)        85      (5,616)       --         (5,616)
Identifiable segment assets .     193,109      4,186     197,295      18,200      215,495
Capital expenditures ........       7,969       --         7,969           4        7,973

Year ended December 31, 2001:

Net sales ..................... $ 300,659    $8,483    $ 309,142    $    (472)  $ 308,670
Depreciation and amortization ..   18,215      --         18,215       (1,223)     16,992
Operating profit (loss) ........   (4,673)      210       (4,463)        --        (4,463)
Identifiable segment assets ....  203,060     2,812      205,872      161,028     366,900
Capital expenditures ...........    3,888      --          3,888            1       3,889

Year ended December 31, 2000:

Net sales ......................$ 331,975    $6,760    $ 338,735    $    (414)  $ 338,321
Depreciation and amortization ..   18,446      --         18,446       (1,222)     17,224
Equity in loss of unconsolidated
 affiliate .....................     (281)     --           (281)        --          (281)
Operating profit (loss) ........  (15,760)      345      (15,415)        --       (15,415)
Identifiable segment assets ....  219,662     3,990      223,652      162,051     385,703
Capital expenditures ...........   13,045      --         13,045            7      13,052

                                                      Years ended December 31,
                                                  2000        2001        2002
                                                  ----        ----        ----
                                                          (In thousands)

Operating loss .............................   $(15,415)   $ (4,463)   $ (5,616)
Equity in loss of unconsolidated affiliate .       (281)       --          --
General corporate items:
  Interest income ..........................        599         253          66
  General income (expenses), net ...........     (1,993)     (1,610)     (3,575)
  Gain on early extinguishment of debt .....       --          --        54,739
Interest expense ...........................    (15,346)    (14,575)     (5,569)
                                               --------    --------    --------

  Income (loss) before income taxes ........   $(32,436)   $(20,395)   $ 40,045
                                               ========    ========    ========

     All of the Company's assets are located in the United States. Information concerning geographic concentration of net sales based on location of customer is as follows:

                                                 Year ended December 31,
                                        2000              2001             2002
                                        ----              ----             ----
                                                     (In thousands)

United States ...............         $336,288         $307,064         $316,361
Canada ......................            1,949            1,217            1,400
Great Britain ...............               77              100              214
Australia ...................             --               --                  5
Mexico ......................                7              189             --
Japan .......................             --                100             --
                                      --------         --------         --------

                                      $338,321         $308,670         $317,980
                                      ========         ========         ========

Note 13 - Environmental matters

     At December 31, 2002, Keystone's financial statements reflected total accrued liabilities of $15.2 million to cover estimated remediation costs for those environmental matters which Keystone believes are reasonably estimable, including those discussed below. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. Keystone believes it is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to Keystone for sites for which the Company believes it is possible to estimate costs is approximately $20.4 million.

     The Company is currently involved in the closure of inactive waste disposal units at its Peoria facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992. The original closure plan provides for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. The Company recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. The Company adjusts the recorded liability for each Phase as actual remediation costs become known. During 1995, the Company began remediation of Phases II and III and completed these Phases, as well as Phase IV during 1996. During 1998 and 1999 the Company did not have any significant remediation efforts relative to Phases V and VI. During 2000, Keystone began preliminary efforts relative to Phase V. Pursuant to agreements with the IEPA and Illinois Attorney General's office, the Company is depositing $75,000 per quarter into a trust fund. The Company must continue these quarterly deposits and cannot withdraw funds from the trust fund until the fund balance exceeds the sum of the estimated remaining remediation costs plus $2 million. At December 31, 2001 and 2002 the trust fund had balances of $4.8 million and $5.1 million, respectively, which amounts are included in other noncurrent assets because the Company does not expect to have access to any of these funds until after 2003.

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

"Superfund" sites

     The Company is subject to federal and state "Superfund" legislation that imposes cleanup and remediation responsibility upon present and former owners and operators of, and persons that generated hazardous substances deposited upon, sites determined by state or federal regulators to contain hazardous substances. Keystone has been notified by U.S. EPA that the Company is a potentially responsible party ("PRP") under the federal "Superfund" legislation for the alleged release or threat of release of hazardous substances into the environment at eight sites. These situations involve cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. Although Keystone believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the "Superfund" sites discussed below, it has only recorded receivables for the estimated insurance recoveries at three of those sites. During 2000, 2001 and 2002, the Company received approximately $140,000, $88,000 and $43,000, respectively, from certain of its insurers in exchange for releasing such insurers from coverage for certain years of environmental related liabilities. Such amounts are included in Keystone's self insurance accruals.

     In July 1991, the United States filed an action against a former division of the Company and four other PRPs in the United States District Court for the Northern District of Illinois (Civil Action No. 91C4482) seeking to recover investigation and remediation costs incurred by U.S. EPA at the Byron Salvage Yard, located in Byron, Illinois. In April 1992, Keystone filed a third-party complaint in this civil action against 15 additional parties seeking contribution in the event the Company is held liable for any response costs at the Byron site. Neither the Company nor the other designated PRPs are performing any investigation of the nature and extent of the contamination. In December 1996, Keystone, U.S. EPA and the Department of Justice entered into the Fifth Partial Consent Decree to settle Keystone's liability for EPA response costs incurred at the site through April 1994 for a payment of $690,000. Under the agreement Keystone is precluded from recovering any portion of the $690,000 settlement payment from other parties to the lawsuit. In January 1997, Keystone paid the $690,000 settlement. Keystone will remain potentially liable for EPA response costs incurred after April 30, 1994, and natural resource damage claims, if any, that may be asserted in the future. Keystone recovered a portion of the $690,000 payment from its insurer. In March 1997, U.S. EPA issued a Proposed Remedial Action Plan ("PRAP") recommending that a limited excavation of contaminated soils be performed at an estimated cost of $63,000, that a soil cover be placed over the site, an on-site groundwater pump and treat system be installed and operated for an estimated period of 15 years, and that both on-site and off-site groundwater monitoring be conducted for an indefinite period. U.S. EPA's cost estimate for the recommended plan is $5.1 million. U.S. EPA's estimate of the highest cost alternatives evaluated but not recommended in the PRAP is approximately $6 million. The Company filed public comments on May 1, 1997, objecting to the PRAP. In March 1999, Keystone and other PRP's received a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") special notice letter notifying them for the first time of a September 1998 Record of Decision ("ROD") and requesting a commitment on or before May 19, 1999 to perform soils work required by that ROD that was estimated to cost approximately $300,000. In addition, the special notice letter also requested the PRPs to reimburse U.S. EPA for costs incurred at the site since May 1994 in the amount of $1.1 million, as well as for all future costs the U.S. EPA will incur at the site in overseeing the implementation of the selected soils remedy and any future groundwater remedy. Keystone refused to agree to the U.S. EPA's past and future cost demand. In August 1999, U.S. EPA issued a groundwater PRAP with an estimated present value cost of $3 million. Keystone filed public comments opposing the PRAP in September 1999. In October 2002, Keystone and the other remaining PRPs entered into a second Consent Decree with the U.S. EPA, in order to resolve their liability for performance of the U.S. EPA's September 1998 ROD for a soils remedy at the site, for the performance of the U.S. EPA's December 1999 ROD for remedial action regarding the groundwater component of Operable Unit No. 4 at the site, for payment of U.S. EPA's site costs incurred since May 1994 as well as future U.S. EPA oversight costs, and for the transfer of certain funds that may be made available to the PRPs as a result of a consent decree reached between U.S. EPA and another site PRP. Under the terms of the second Consent Decree, and the PRP Agreement was executed to implement the PRPs' performance under that decree, Keystone is required to pay approximately $700,000 (of which approximately $600,000 has already been paid into a PRP Group trust fund), and would remain liable for 18.57% of future U.S. EPA oversight costs as well as a similar share of any unanticipated cost increases in the soils remedial action work. (Under the agreements, the City of Byron, Illinois, would assume responsibility for any cost overruns associated with the municipal water supply components of the groundwater contamination remedy.) The U.S. EPA served the PRP Group in February 2003 with its first oversight cost claim under the second Consent Decree, in the amount of $186,000 for the period from March 1, 2000 to November 25, 2002. Keystone's share of that claim is approximately $35,000. The U.S. EPA has also requested changes to the groundwater monitoring program at the site that may require future increases in the PRP Group's groundwater monitoring reserves. In September 2002, the IAG served a demand letter on Keystone and 3 other PRP's seeking recovery of approximately $1.3 million in state cleanup costs incurred at the Byron Salvage Yard site. The PRP's are currently negotiating with the IAG in an attempt to settle this claim. The four PRP's named in the demand letter are also attempting to include other site PRP's in the negotiations. It remains possible that these negotiations could fail and that Keystone's ultimate liability for the Byron Salvage Yard site could increase in a subsequent settlement agreement or as a result of litigation.

     In September 1991, the Company along with 53 other PRPs, executed a consent decree to undertake the immediate removal of hazardous wastes and initiate a Remedial Investigation/Feasibility Study ("RI/FS") of the Interstate Pollution Control site located in Rockford, Illinois. The Company's percentage allocation within the group of PRPs agreeing to fund this project is currently 2.14%. However, the Company's ultimate allocation, and the ultimate costs of the RI/FS and any remedial action, are subject to change depending, for example, upon: the number and financial condition of the other participating PRPs, field conditions and sampling results, results of the risk assessment and feasibility study, additional regulatory requirements, and the success of a contribution action seeking to compel additional parties to contribute to the costs of the RI/FS and any remedial action. The RI/FS began in 1993, was completed in 1997 and approved by IEPA in 1998. In the summer of 1999, IEPA selected a capping and soil vapor extraction remedy estimated by the PRP group to have a present value cost of approximately $2.5 million. IEPA may also demand reimbursement of future oversight costs. The three largest PRPs at the site are negotiating a consent order with IEPA for the performance of the site remedy. Keystone expects to participate with the larger PRPs in the performance of that remedy based on its RI/FS allocation percentage.

     In August 1987, Keystone was notified by U.S. EPA that it is a PRP responsible for the alleged hazardous substance contamination of a site previously owned by the Company in Cortland, New York. Four other PRPs participated in the RI/FS and a contribution action is pending against eleven additional viable companies which contributed wastes to the site. Following completion  of the RI/FS,  U.S. EPA  published in November  1997, a PRAP for the site that recommends the excavation and disposal of contaminated soil, installation of an impervious cap over a portion of the site, placement of a surface cover over the remainder of the site and semi-annual groundwater monitoring until drinking water standards are met by natural attenuation. U.S. EPA estimates the costs of this recommended plan to be $3.1 million. The highest cost remedy evaluated by U.S. EPA but not recommended in the PRAP is estimated by U.S. EPA to have a cost of $19.8 million. In September 1998, Keystone and four other PRPs who had funded the prior remedial actions and RI/FS signed a proposed Consent Decree with U.S. EPA calling for them to be "nonperforming parties" for the implementation of a March 1998 Record of Decision. Under this Consent Decree, Keystone could be responsible for an unspecified share of U.S. EPA's future costs in the event that changes to the existing ROD are required.

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

     Under the terms of a 1990 asset sale agreement, DeSoto established two trust funds totaling $6 million to fund potential clean-up liabilities relating to the assets sold. Sherman has access to the trust funds for any expenses or liabilities it incurs relative to environmental claims relating to the sites identified in the trust agreements. The trust funds are primarily invested in United States Treasury securities and are classified as restricted investments on the balance sheet. In October 2000, one of the trust's term expired and the $3.6 million trust balance was returned to Sherman. As of December 31, 2001 and 2002, the balance in the trust fund was approximately $597,000 and $385,000 respectively.

Note 14 - Lease commitments

     During years prior to its acquisition by Keystone, DeSoto sold four of its real properties to a real property trust created by DeSoto's pension plan. This trust entered into ten-year leases of the properties to DeSoto. The amount paid to DeSoto by the trust and DeSoto's annual rental obligation were based upon independent appraisals and approved by DeSoto's Board of Directors. During 1998, the Plan sold two of the locations and, as part of the terms of the sale of one of the locations, DeSoto leased back the property for a period of two years. The Plan sold the third and fourth locations during 1999 and 2000, respectively, and Sherman was released from the leases. Payments, net of subtenant rent payments, under these leases during 2000 amounted to approximately $24,000. There were no payments under these leases in 2001 and 2002 and there are no required payments under these leases in subsequent years.

     In addition, the Company is obligated under certain other operating leases through 2007. Future commitments under these leases are summarized below.

                                                               Lease commitment
                                                                (In thousands)

2003                                                                $  937
2004                                                                   446
2005                                                                   239
2006                                                                    66
2007                                                                    12
                                                                    ------
                                                                    $1,700

Note 15 -  Other commitments and contingencies

Current litigation

     In July 2001, Sherman received a letter from a law firm advising them that Sears Roebuck & Co. ("Sears") had been named as a defendant in a lead paint personal injury case. Sears claimed contractual indemnity against Sherman and demanded that Sherman defend and indemnify Sears with regard to any losses or damages Sears may sustain in the case. Sears was named as an additional insured on insurance policies, in which DeSoto, the manufacturer of the paint, was the named insured. Additional demands were made by Sears in 2002 with regard to additional lead paint cases. DeSoto's insurance carriers were notified of the action and asked to indemnify Sherman with respect to the complaint. Sherman has not indemnified Sears and is unaware if the insurors have agreed to indemnify Sears.

     In May 2002, the Company was notified by an insurance company of a declaratory complaint filed in Cook County Illinois by Sears against the insurance company and a second insurance company (collectively the "Insurance Companies") relative to a certain lead paint personal injury litigation against Sears. It is the Company's understanding that the declaratory complaint has since been amended to include all lead paint cases where Sears has been named as a defendant as a result of paint sold by Sears that was manufactured by DeSoto (now Sherman). Sears was allegedly named as an additional insured on insurance policies issued by the Insurance Companies, in which DeSoto, the manufacturer of the paint, was the named insured. Sears has demanded indemnification from the Insurance Companies. One of the Insurance Companies has demanded indemnification and defense from Sherman. Sherman believes the request for indemnification is invalid. However, such Insurance Company has refused to accept Sherman's response and has demanded that Sherman participate in mediation in accordance with the terms of a prior settlement agreement. Sherman and the Insurance Company are in the process of commencing a mediation. If the mediation process is not successful, Sherman may be sued by the Insurance Companies and, as a result, could be held responsible for all costs incurred by the Insurance Companies in defending Sears and paying for any claims against Sears as well as for the cost of any litigation against Sherman. The total amount of these lead paint litigation related costs and claims could be significant.

     The Company is also engaged in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of such proceedings is material in relation to the Company's consolidated financial position, results of operations or liquidity.

Product supply agreement

     In 1996, Keystone entered into a fifteen-year product supply agreement (the "Supply Agreement") with a vendor. The Supply Agreement provides, among other things, that the vendor will construct a plant at the Company's Peoria facility and, after completion of the plant, provide Keystone with all, subject to certain limitations, of its gaseous oxygen and nitrogen needs for a 15-year period ending in 2011. In addition to specifying rates to be paid by the Company, including a minimum facility fee of approximately $1.2 million per year, the Supply Agreement also specifies provisions for adjustments to the rates and term of the Supply Agreement. Purchases made pursuant to the Supply Agreement during 2000, 2001 and 2002 amounted to $2.7 million, $2.2 million and $1.9 million, respectively.

Concentration of credit risk

     Steel and Wire Products. The Company sells its products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail distributors primarily in the Midwestern, Southwestern and Southeastern regions of the United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's ten largest steel and wire products customers accounted for approximately 34% of steel and wire product sales in each of 2000 and 2001 and 37% in 2002. These customers accounted for approximately 34% of steel and wire products notes and accounts receivable at December 31, 2001 and 25% at December 31, 2002.

     Lawn and garden products. The Company sells its products primarily to retailers in the Southeastern United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's ten largest lawn and garden customers accounted for significantly all of lawn and garden product sales in each of 2000 and 2001 and lawn and garden products notes and accounts receivable at December 31, 2000 and 2001. The Company's ten largest lawn and garden customers accounted for approximately 86% of lawn and garden product sales during 2002 and 73% of lawn and garden products notes and accounts receivable at December 31, 2002.

Note 16 - Earnings per share:

     Net income (loss) per share is based upon the weighted average number of common shares and dilutive securities. A reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share computations of income (loss) before cumulative effect of change in accounting principle is presented below. The dilutive effect of the assumed conversion of the Series A Preferred Stock in the 2002 period is calculated from its issuance in March 2002. Keystone stock options were omitted from the calculation because they were antidilutive in all periods presented.


                                                   Years ended December 31,
                                               2000         2001         2002
                                               ----         ----         ----
                                                       (In thousands)

Numerator:
  Net income (loss) before cumulative
   effect of change in accounting
   principle ............................    $(21,066)    $(26,394)    $ 18,422

  Less  Series A Preferred Stock
   dividends ............................        --           --         (4,683)
                                             --------     --------     --------
  Basic net income (loss) before
   cumulative effect of change in
   accounting principle .................     (21,066)     (26,394)      13,739
  Series A Preferred Stock dividends ....        --           --          4,683
                                             --------     --------     --------

  Diluted net income (loss) before
   cumulative effect of change in
   accounting principle .................    $(21,066)    $(26,394)    $ 18,422
                                             ========     ========     ========

Denominator:
  Average common shares outstanding .....      10,039       10,062       10,067
  Dilutive effect of Preferred Stock
   Series A .............................        --           --         11,756
                                             --------     --------     --------

  Diluted shares ........................      10,039       10,062       21,823
                                             ========     ========     ========

Note 17 - Accounting principles newly adopted in 2002:

     Goodwill. Effective January 1, 2002, the Company adopted SFAS No. 142. Under SFAS No. 142, goodwill, including goodwill arising from the difference between the cost of an investment accounted for by the equity method and the amount of the underlying equity in net assets of such equity method investee ("equity method goodwill"), is no longer amortized on a periodic basis. Goodwill (other than equity method goodwill) is subject to an impairment test to be performed at least on an annual basis, and impairment reviews may result in future periodic write-downs charged to earnings. Equity method goodwill is not tested for impairment in accordance with SFAS No. 142; rather, the overall carrying amount of an equity method investee will continue to be reviewed for impairment in accordance with existing GAAP. There is currently no equity method goodwill associated with any of the Company's equity method investees. Under the transition provisions of SFAS No. 142, all goodwill existing as of June 30, 2001 ceased to be periodically amortized as of January 1, 2002. Also, in connection with the adoption of SFAS No. 142, negative goodwill of approximately $20.0 million recorded at December 31, 2001 was eliminated as a cumulative effect of change in accounting principle as of January 1, 2002.

     The Company has assigned its goodwill to the reporting unit (as that term is defined in SFAS No. 142) consisting of EWP. Under SFAS No. 142, such goodwill will be deemed to not be impaired if the estimated fair value of EWP exceeds the net carrying value of EWP, including the allocated goodwill. If the fair value of EWP is less than the carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the EWP goodwill over its implied fair value (up to a maximum impairment equal to the carrying of the goodwill). The implied fair value of EWP goodwill would be the amount equal to the excess of the estimated fair value of EWP over the amount that would be allocated to the tangible and intangible net assets of EWP (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.

     The Company will use appropriate valuation techniques, such as discounted cash flows, to estimate the fair value of EWP.

     The  Company  completed  its  initial,   transitional  goodwill  impairment
analysis under SFAS No. 142 as of January 1, 2002, and no goodwill impairment was deemed to exist as of such date. In accordance with requirements of SFAS No. 142, the Company will review goodwill of EWP for impairment during the third quarter of each year starting in 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate an impairment might be present. Based on the Company's 2002 third quarter review, no impairment of goodwill was deemed to exist at September 30, 2002.

     As shown in the following table, the Company would have reported a net loss of $22.3 million, or $2.23 per basic share, for 2000 and a net loss of $27.6 million, or $2.74 per basic share, for 2001, if the goodwill and negative goodwill amortization included in the Company's net loss, as reported, had not been recognized. The per share amounts shown in the following tables reflect the dilutive effect of the assumed conversion of the Series A Convertible Preferred Stock. See Note 5.

                                                           Years ended December 31,
                                                        2000          2001          2002
                                                        ----          ----          ----
                                                                (In thousands)
Income (loss) before cumulative effect
 of change in accounting principle
 as reported ....................................   $  (21,066)   $  (26,394)   $   18,422
Adjustments:
  Goodwill amortization .........................          125           125          --
  Negative goodwill amortization ................       (1,356)       (1,356)         --
                                                    ----------    ----------    ----------
    Adjusted income (loss) before
     cumulative effect of change in
     accounting principle .......................   $  (22,297)   $  (27,625)   $   18,422
                                                    ==========    ==========    ==========

Basic earnings (loss) per
 share available for common shares
 before cumulative effect of change
 in accounting principle as reported ............   $     1.36
                                                                  $    (2.10)   $    (2.62)
Adjustments:
  Goodwill amortization .........................          .01           .01          --
  Negative goodwill amortization ................         (.14)         (.13)         --
                                                    ----------    ----------    ----------
    Adjusted basic earnings (loss) per share
     available for common shares before
     cumulative effect of change in accounting
     principle ..................................   $    (2.23)   $    (2.74)   $     1.36
                                                    ==========    ==========    ==========

Diluted earnings (loss) per
 share available for common shares
 before cumulative effect of change
 in accounting principle as reported ............   $    (2.10)   $    (2.62)   $      .84
Adjustments:
  Goodwill amortization .........................          .01           .01          --
  Negative goodwill amortization ................         (.14)         (.13)         --
                                                    ----------    ----------    ----------
    Adjusted diluted earnings (loss)
     per share available for common shares before
     cumulative effect of change in accounting
     principle ..................................   $    (2.23)   $    (2.74)   $      .84
                                                    ==========    ==========    ==========

                                                Years ended December 31,
                                              2000         2001          2002
                                              ----         ----          ----
                                                      (In thousands)

Net income (loss) as reported ........   $  (21,066)   $  (26,394)   $   38,420
Adjustments:
  Goodwill amortization ..............          125           125          --
  Negative goodwill amortization .....       (1,356)       (1,356)         --
  Cumulative effect of change in
   accounting principle ..............         --            --         (19,998)
                                         ----------    ----------    ----------
    Adjusted net income (loss) .......   $  (22,297)   $  (27,625)   $   18,422
                                         ==========    ==========    ==========

Basic earnings (loss) per
 share available for common shares as
 reported ............................   $    (2.10)   $    (2.62)   $     3.35
Adjustments:
  Goodwill amortization ..............          .01           .01          --
  Negative goodwill amortization .....         (.14)         (.13)         --
  Cumulative effect of change in
   accounting principle ..............         --            --           (1.99)
                                         ----------    ----------    ----------

    Adjusted basic earnings
     (loss) per share available for
     common shares ...................   $    (2.23)   $    (2.74)   $     1.36
                                         ==========    ==========    ==========

Diluted earnings (loss) per
 share available for common shares as
 reported ............................   $    (2.10)   $    (2.62)   $     1.76
Adjustments:
  Goodwill amortization ..............          .01           .01          --
  Negative goodwill amortization .....         (.14)         (.13)         --
  Cumulative effect of change in
   accounting principle ..............         --            --            (.92)
                                         ----------    ----------    ----------

    Adjusted diluted earnings
     (loss) per share available for
     common shares ...................   $    (2.23)   $    (2.74)   $      .84
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

     Gain or loss on early extinguishment of debt. The Company adopted SFAS No. 145 effective April 1, 2002. SFAS No. 145, among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Bulletin ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30; any such gain or loss that would not have met the APBO No. 30 criteria are retroactively reclassified and reported as a component of income before extraordinary item. The Company has concluded that its 2002 first quarter $54.7 million pre-tax extraordinary gain ($33.1 million, or $3.29 per basic share, net of income taxes) discussed in Note 4 would not have met the APBO No. 30 criteria for classification as an extraordinary item, and accordingly such gain has been retroactively reclassified and is now reported as a component of income before extraordinary item.

     Guarantees. The Company has complied with the disclosure requirements of FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of December 31, 2002. As required by the transition provisions of FIN No. 45, beginning in 2003, the Company will adopt the recognition and initial measurement provisions of this FIN on a prospective basis for any guarantees issued or modified after December 31, 2002.

Note 18 - Accounting principles not yet adopted

     Asset retirement obligations. The Company will adopt SFAS No. 143, Accounting for Asset Retirement Obligations, no later than January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company does not believe it has any asset retirement obligations which are covered under the scope of SFAS No. 143, and as such, the effect, to the Company of adopting SFAS No. 143 is not expected to be material.

     Costs associated with exit or disposal activities. The Company will adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, no later than January 1, 2003 for exit or disposal activities initiated on or after the date of adoption. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 will be recognized and measured initially at fair value, generally in the period in which the liability is incurred. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). Under existing GAAP, a liability for such an exit cost is recognized at the date an exit plan is adopted, which may or may not be the date at which the liability has been incurred.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           SCHEDULE II - VALUATION AND
                               QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                Additions
                                                  Balance at    Charged to    Deductions  Balance at
                                                   beginning    costs and      (net of      end of
Description                                        of period     expenses    recoveries)    period

Year ended December 31, 2000:

  Allowance for doubtful accounts and
    Notes receivable                                $ 2,297       $   200       $  816      $1,681
                                                    =======       =======       ======      ======

Year ended December 31, 2001:

  Allowance for doubtful accounts and
    notes receivable                                $ 1,681       $ 1,589       $  412      $2,858
                                                    =======       =======       ======      ======

  Deferred tax asset valuation allowance            $   -         $14,510       $  -       $14,510
                                                    =======       =======       ======     =======

Year ended December 31, 2002:

  Allowance for doubtful accounts and
    notes receivable                                $ 2,858       $   197       $1,293      $1,762
                                                    =======       =======       ======      ======

  Deferred tax asset valuation allowance            $14,510       $ 5,536       $ -         20,046
                                                    =======       =======       ======      ======

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