Form 10-K/A
period 2002-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2003-04-30
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---
        ACT OF 1934 - For the fiscal year ended December 31, 2002
                                                -----------------

Commission file number 1-3919
                       ------

                     Keystone Consolidated Industries, Inc.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     37-0364250
---------------------------------               ---------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                     Identification No.)

5430 LBJ Freeway, Suite 1740
Three Lincoln Centre, Dallas,                           TX 75240-2697
----------------------------------------        ----------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (972) 458-0028
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                 None.

Securities registered pursuant to Section 12(g) of the Act:

                Common Stock, par value $1.00 per share
                ---------------------------------------
                            (Title of Class)


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

As of March 31, 2003, 10,068,450 shares of common stock were outstanding.

                       Documents incorporated by reference
                       -----------------------------------
                                      None.

     This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2002 of Keystone Consolidated Industries, Inc. ("Keystone") is filed to include the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                    DIRECTORS

     Keystone's Restated Certificate of Incorporation currently provides for Keystone's board of directors (the "Board of Directors") to be divided into three classes. The bylaws of Keystone provide that the Board of Directors shall consist of not less than five and not more than nine persons, as determined by the Board of Directors from time to time. The Board of Directors has currently set the number of directors at six. The Board of Directors is divided into three classes, with each class currently consisting of two directors whose terms expire at successive annual meetings. Keystone's current Board of Directors is composed of Dr. Thomas E. Barry and William Spier, whose current terms are scheduled to expire in 2003; Paul M. Bass, Jr. and J. Walter Tucker, Jr., whose current terms are scheduled to expire in 2004; and Glenn R. Simmons and Steven
L. Watson, whose current terms are scheduled to expire in 2005.

     A proposal to amend Keystone's Restated Certificate of Incorporation to eliminate the classification of the Board of Directors ("Proposal 1") is to be presented to Keystone's stockholders for approval at Keystone's 2003 annual meeting of stockholders. If Proposal 1 is approved, this year's nominees, Dr. Thomas E. Barry and William Spier, if elected, will be elected for terms expiring in 2004 and all other Keystone directors will serve for terms expiring in 2004. If Proposal 1 is not approved, this year's nominees, if elected, will be elected for terms expiring in 2006 and all other Keystone directors will serve for their current terms.

     Set forth below is certain information concerning the directors of Keystone.

THOMAS E. BARRY                                              Director since 1989

     Dr. Barry, age 59, is vice president for executive affairs at Southern Methodist University and has been a professor of marketing in the Edwin L. Cox School of Business at Southern Methodist University since prior to 1998. Dr. Barry is also a director of Valhi, Inc. ("Valhi"), a publicly held diversified holding company affiliated with Keystone. Dr. Barry is a nominee for a term expiring at the 2006 annual meeting of stockholders (or at the 2004 annual meeting of stockholders if Proposal 1 is approved).

WILLIAM SPIER                                                Director since 1996

     Mr. Spier, age 68, is president and chairman of Sutton Holding Corp., a private investment firm, and has served in such capacity since prior to 1998. Mr. Spier is chairman of the board of Empire Resources, Inc. and has served in such capacity since September 1999. Mr. Spier is a nominee for a term expiring at the 2006 annual meeting of stockholders (or at the 2004 annual meeting of stockholders if Proposal 1 is approved).

PAUL M. BASS, JR.                                            Director since 1989

     Mr. Bass, age 67, is vice chairman of First Southwest Company, a privately owned investment banking firm, and has served in such capacity since prior to 1998. Mr. Bass is also a director of CompX International Inc. ("CompX"), a manufacturer of ergonomic computer support systems, precision ball bearing slides and security products that is affiliated with Valhi, and chairman of the board of MACC Private Equities Inc. Mr. Bass is currently serving as chairman of the board of trustees of Southwestern Medical Foundation. Mr. Bass' term as a director expires at the 2004 annual meeting of stockholders.

GLENN R. SIMMONS                                             Director since 1986

     Mr. Simmons, age 75, is chairman of the board of Keystone and has served in such capacity since prior to 1998. Since prior to 1998, Mr. Simmons has served as vice chairman of the board of directors of Contran Corporation, a privately owned diversified holding company that is the parent corporation of Valhi and Keystone ("Contran"). Mr. Simmons has been a director of Contran and an executive officer and/or director of various companies related to Contran since prior to 1998. He is vice chairman of the board of Valhi, chairman of the board of CompX, a director of NL Industries, Inc. ("NL"), a titanium dioxide pigments company that is affiliated with Valhi; and a director of Titanium Metals Corporation ("TIMET"), a company engaged in the titanium metals industry that is affiliated with Valhi. Valhi, CompX, NL and TIMET may be deemed to be affiliates of Keystone. Mr. Simmons' term as a director expires at the 2005 annual meeting of stockholders (or at the 2004 annual meeting of stockholders if Proposal 1 is approved).

J. WALTER TUCKER, JR.                                        Director since 1971

Mr. Tucker, age 77, is vice chairman of the board of Keystone and has served in such capacity since prior to 1998. Mr. Tucker has served as a director, president and chief executive officer of Tucker & Branham, Inc., a privately owned real estate, mortgage banking and insurance firm since prior to 1998. Mr. Tucker is also a director of Valhi. Since prior to 1998, he has also been an executive officer and/or director of various companies related to Valhi and Contran. Mr. Tucker's term as a director expires at the 2004 annual meeting of stockholders.

STEVEN L. WATSON                                             Director since 2000

     Mr. Watson, age 52, has been president and a director of Valhi and Contran since 1998 and chief executive officer of Valhi since 2002. Prior to 1998, he served as vice president and secretary of Valhi and Contran. He is also a director of CompX, NL and TIMET. Mr. Watson has served as an executive officer and/or director of various companies related to Valhi and Contran since 1980. Mr. Watson's term as a director expires at the 2005 annual meeting of stockholders (or at the 2004 annual meeting of stockholders if Proposal 1 is approved).

                               EXECUTIVE OFFICERS

     In addition to Glenn R. Simmons as chairman of the board and J. Walter Tucker, Jr. as vice chairman, the following are currently executive officers of
Keystone:

     DAVID L. CHEEK, age 53, is president and chief executive officer of Keystone and has served in such capacities since April 2003. He was president and chief operating officer from October 2001 to April 2003. Mr. Cheek has served as president, Keystone Steel & Wire, a division of Keystone, since March 2000 and was vice president of manufacturing, Keystone Steel & Wire, from March 1999 to March 2000. He was vice president of operations, Atlantic Steel, Atlanta, Georgia from 1996 to 1999.

     BERT E. DOWNING, JR., age 46, is vice president, chief financial officer, corporate controller and treasurer of Keystone and has served in such capacities since December 2002. He served as vice president - corporate controller and treasurer since May 2001, as vice president and corporate controller since March 2000, and as corporate controller since prior to 1998.

     SANDRA K. MYERS, age 59, has served as corporate secretary of Keystone and as executive secretary of Contran since prior to 1998.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Keystone's executive officers, directors and persons who own more than 10% of a registered class of Keystone's equity securities to file reports of ownership with the SEC and Keystone. Based solely on the review of the copies of such reports filed with the SEC, Keystone believes that for 2002 its executive officers, directors and 10% stockholders complied with all applicable filing requirements under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION.

                            COMPENSATION OF DIRECTORS

     Directors of Keystone receive an annual retainer of $15,000, a fee of $750 per day for each Board of Directors meeting and/or committee meeting attended, and reimbursement for reasonable expenses incurred in attending Board of Directors and/or committee meetings. Messrs. Glenn R. Simmons and Steven L. Watson resumed receiving fees for serving as directors in April 2002. The Keystone Consolidated Industries, Inc. 1997 Long-Term Incentive Plan provides for awards or grants of stock options, stock appreciation rights, restricted stock, performance grants and other awards to key individuals, including directors, performing services for Keystone or its subsidiaries. Under the 1997 Long-Term Incentive Plan, directors are annually granted stock options exercisable for 1,000 shares of Keystone common stock, par value $1.00 per share (the "Common Stock"). These options have an exercise price equal to the closing sales price per share of Common Stock on the date of grant, have a term of ten years and fully vest on the first anniversary of the date of grant. The directors waived their rights to their 2002 annual grant of stock options, and, accordingly, no annual grants were made in 2002. In addition to serving as directors, Messrs. Simmons, Watson and Tucker provide consulting services to Keystone. Keystone pays Contran for the consulting services provided by Messrs. Simmons and Watson pursuant to Intercorporate Services Agreements approved periodically between Contran and Keystone (each an "Intercorporate Services
Agreement"). Keystone pays Tucker & Branham, Inc. for the consulting services provided by Mr. Tucker. See Item 13 - Certain Relationships and Related Transactions.

                             EXECUTIVE COMPENSATION

     The Summary Compensation Table set forth below provides information concerning annual and long-term compensation paid by Keystone for services rendered in all capacities to Keystone and its subsidiaries during 2002, 2001 and 2000 by each of the most highly compensated individuals who were executive officers of Keystone at December 31, 2002 (the "named executive officers"). For amounts Keystone incurred that were attributable to the services Glenn R. Simmons provided Keystone in 2002, 2001 and 2000 under Intercorporate Services Agreements, see Item 13 - Certain Relationships and Related Transactions.



                           SUMMARY COMPENSATION TABLE

                                                                                                      Long-Term
                                                                                                   Compensation (1)
                                                                                                   ---------------
                                                                                                       Awards
                                                                        Annual Compensation        ---------------
                                                               ----------------------------------     Shares
        Name and                                                                 Other Annual        Underlying         All Other
   Principal Position           Year         Salary              Bonus          Compensation (1)      Options (#)      Compensation
--------------------------       ------     -------------      ---------      ------------------   ---------------   ---------------
David L. Cheek  (2).......      2002        $  250,000         $  -0-         $     -0-                  -0-         $   2,709 (3)
President and Chief             2001           203,388            -0-               -0-                  -0-             1,534 (3)
   Executive Officer            2000           173,269            -0-           235,280 (4)           27,000             3,400 (3)


Bert E. Downing, Jr.......      2002           200,000            -0-               -0-                  -0-                35 (3)
Vice President, Chief           2001           170,000            -0-               -0-                  -0-             1,918 (3)
   Financial Officer,           2000           170,000            -0-               -0-               15,000             4,758 (3)
   Corporate Controller
   and Treasurer
--------------

(1) An amount for other annual compensation is disclosed only if the amount for other annual compensation exceeds the level required for reporting pursuant to Securities and Exchange Commission (the "SEC") rules.

(2)  Mr. Cheek became an executive officer of Keystone as of March 24, 2000.

(3) All other compensation for the last three years for each of the following named executive officers consisted of (i) Keystone's matching contributions pursuant to Keystone's 401(k) Plan; and (ii) accruals to unfunded reserve accounts attributable to certain limits under the Internal Revenue Code of 1986, as amended (the "Code"), with respect to the 401(k) Plan and Keystone's pension plan, which amounts are payable upon the named executive officer's retirement, the termination of his employment with Keystone or to his beneficiaries upon his death; as follows:


                                                                             Unfunded Reserve Account Accruals
                                                                   --------------------------------------------------
                                                Employer's         Account Accruals Related      Interest Accruals
                                                  401(k)            to 401(k) and Pension      Above 120% of the AFR
Named Executive Officer        Year          Contributions (a)         Plan Limitations                Rate (b)            Total
---------------------          -----         -----------------     ------------------------    ----------------------  -------------
David L. Cheek                 2002            $   -0-                  $  2,697                   $  12               $  2,709
                               2001                -0-                     1,534                     -0-                  1,534
                               2000              3,400                       -0-                     -0-                  3,400

Bert E. Downing, Jr.           2002                -0-                       -0-                      35                     35
                               2001                -0-                     1,845                      73                  1,918
                               2000              3,400                     1,311                      47                  4,758


         --------------

     (a) Keystone did not make a matching contribution to the 401(k) plan for 2002 or 2001. Keystone's matching contribution to the 401(k) plan for 2000 was made in cash.

     (b) The agreements for these unfunded reserve accounts provide that the balance of such accounts accrue credits in lieu of interest compounded quarterly. Pursuant to SEC rules, the amounts shown represent the portion of the credit accruals to the unfunded reserve accounts that exceeds 120% of the applicable federal long-term rate as prescribed by the Code (the "AFR Rate"). The AFR Rate used for such computations was the AFR Rate in effect on December 31, 2002, 2001 and 2000, for the date that the credit accruals for 2002, 2001 and 2000, respectively, were credited to the unfunded reserve account.

(4) Mr. Cheek's other annual compensation consists of certain relocation expenses Keystone paid on his behalf, which includes an amount to pay his related income taxes on Keystone's payment of certain of his relocation expenses.


     No Grants of Stock Options or Stock Appreciation Rights. Keystone did not grant any stock options or stock appreciation rights ("SARs") during 2002.

     Stock Option Exercises and Holdings. The following table provides information, with respect to the named executive officers, concerning the value of unexercised stock options for Common Stock held as of December 31, 2002. In 2002, no named executive officer exercised any stock options. Keystone has not granted any SARs.

                         DECEMBER 31, 2002 OPTION VALUES


                                    Number of Shares Underlying               Value of Unexercised
                                       Unexercised Options at                 In-the-Money Options
       Name                             December 31, 2002 (#)               at December 31, 2002 (1)
--------------------               -----------------------------         -------------------------------
                                   Exercisable     Unexercisable         Exercisable       Unexercisable
                                   -----------     -------------         -----------       -------------

David L. Cheek                       33,000            9,000                $   -0-             $   -0-
Bert E. Downing, Jr.                 37,000            5,000                    -0-                 -0-
----------

(1) The values shown in the table are based on the $.53 per share closing price of the Common Stock on December 31, 2002, as reported by the OTC Bulletin Board, less the exercise price of the options.

     Pension Plan. Keystone maintains a qualified, noncontributory defined benefit plan which provides defined retirement benefits to various groups of eligible employees including executive officers. Normal retirement age under Keystone's pension plan is age 65. The defined benefit for salaried employees, including officers, is based on a straight life annuity. An individual's monthly benefit is the sum of the following: (a) for credited service prior to January 1, 1981, the amount determined by his or her average monthly cash compensation for the five years of his or her highest earnings prior to January 1, 1981, multiplied by 1.1%, multiplied by the years of credited service, plus (b) for each year of service between 1980 and 1989, the amount determined by the sum of 1.2% multiplied by his or her average monthly cash compensation that year up to the social security wage base and 1.75% multiplied by his or her average monthly cash compensation that year in excess of the social security wage base, plus (c) for each year subsequent to 1989, the amount determined by 1.2% multiplied by his or her average monthly cash compensation that year, but not less than $14.00 per month.

     The estimated annual benefits payable upon retirement at normal retirement age for each of the named executive officers, assuming continued employment with Keystone until normal retirement age at current salary levels are: David L. Cheek, $36,847; and Bert E. Downing, Jr., $59,921.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee is or has been an officer or employee of Keystone or any of its subsidiaries.

                        REPORT ON EXECUTIVE COMPENSATION

     Compensation Committee Report. During 2002, Keystone's chairman of the board (the "COB") and/or the Compensation Committee (the "Committee") administered matters regarding compensation of executive officers. The Committee is comprised of directors who are neither officers nor employees of Keystone or its subsidiaries.

     It is Keystone's policy that employee compensation, including compensation to executives, be at a level which allows Keystone to attract, retain, motivate and reward individuals of training, experience and ability who can lead Keystone in accomplishing its goals. It is also the Committee's policy that compensation programs maintain a strong risk/reward ratio, with a significant component of cash compensation being tied to Keystone's financial results, creating a performance-oriented environment that rewards employees for achieving pre-set financial performance levels. It is Keystone's policy to structure compensation arrangements to be deductible for federal income tax purposes under applicable provisions of the Code.

     During 2002, Keystone's compensation program with respect to its executive officers consisted of three components: base salary, incentive bonus, including deferred compensation and stock option awards.

     Base Salary. The COB and/or the Committee reviews base salaries for executives at least annually. Base salaries for all salaried employees, including executive officers of Keystone, have been established on a position-by-position basis. Keystone's management conducts annual internal reviews of salary levels in an attempt to rank base salary and job value of each position. The ranges of salaries for comparable positions considered by management were based upon management's general business knowledge and no specific survey, study or other analytical process was utilized to determine such ranges. Additionally, no specific companies' or groups of companies' compensation were compared with that of Keystone, nor was an attempt made to identify or otherwise quantify the compensation paid by the companies that served as a basis for such individuals' general business knowledge. Base salary levels are generally not increased except in instances of (i) promotions, (ii) increases in responsibility or (iii) unwarranted discrepancies between job value and the corresponding base salary. Keystone considers general base salary increases from time to time when competitive factors so warrant. Over a period of years, base salaries are designed to be below the median annual cash compensation for comparable executives, but when combined with the other components of compensation create a competitive or above median total compensation package.

     Incentive Bonus Program. Awards under Keystone's incentive bonus program represent a significant portion of an executive's potential annual cash compensation and are awarded at the discretion of the COB and/or the Committee. Annual performance reviews are an important factor in determining management's recommendation which is primarily based on each individual's performance and, to a lesser extent, on Keystone's overall performance. No specific financial or budget tests were applied in the measurement of individual performance. The executive officer's performance is typically measured by the ability the executive officer demonstrates in performing, in a timely and cost efficient manner, the functions of the executive officer's position. Keystone's overall performance is typically measured by Keystone's historical financial results. No specific overall performance measures were used and there is no specific relationship between overall Company performance and an executive officer's incentive bonus.

     Stock Options/Restricted Stock. An integral part of Keystone's total compensation program is non-cash incentive awards in the form of stock options, stock appreciation rights and restricted stock granted to executives. Stock option grants, in particular, are considered an essential element of Keystone's total compensation package for the executives. The Committee believes that stock options, stock appreciation rights and restrictive stock awards provide an earnings opportunity based on Keystone's success measured by Common Stock performance. Additionally, awards establish an ownership perspective and encourage the retention of executives. Incentive stock options are granted at a price not less than 100% of the fair market value of such stock on the date of grant. The exercise price of all options and the length of period during which the options may be exercised are determined by the Compensation Committee. The Compensation Committee also considers the number of stock options already outstanding in granting new stock options. The Compensation Committee did not grant any stock options in 2002.

     The following individuals in the capacities indicated submit the foregoing report:


Glenn R. Simmons           Dr. Thomas E. Barry            Paul M. Bass, Jr.
Chairman of the Board      Chairman of the                Member of the
                           Compensation Committee         Compensation Committee


                                PERFORMANCE GRAPH

     Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return on Common Stock against the cumulative total return of the S&P 500 Stock Index and the S&P Steel Index from December 31, 1997 to December 31, 2002. The graph shows the value at December 31 of each year assuming an original investment of $100 and the reinvestment of dividends to stockholders.

        Comparison of Five Year Cumulative Total Stockholder Return Among Keystone Consolidated Industries, Inc. Common Stock, the S&P 500
                         Index and the S&P Steel Index

                          [Performance Graph Goes Here]

                                                                          December 31,
                                        --------------------------------------------------------------------------------
                                          1997          1998           1999          2000           2001          2002
                                        --------    --------         --------      --------       --------      --------
Keystone                                   $100         $  68          $  49         $  11         $    5         $   4

S&P 500 Index                               100           129            156           141            125            97

S&P 500 Steel Index                         100            87             95            60             77            59

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                        SECURITY OWNERSHIP OF MANAGEMENT

     As of the April 11, 2003, the record date for Keystone's 2003 annual meeting of stockholders (the "Record Date"), Keystone's directors, the named executive officers and the directors and executive officers as a group, beneficially owned, as defined by the rules of the SEC, the shares of Common Stock shown in the following table.

                                                                                       Common Stock
                                                                        ----------------------------------------
                                                                          Amount and Nature of        Percent of
                      Name of Beneficial Owner                          Beneficial Ownership (1)     Class (1)(2)
--------------------------------------------------------------------    ------------------------     ------------
Thomas E. Barry.....................................................           9,000 (3)(4)                *
Paul M. Bass, Jr....................................................          14,000 (3)(4)                *
David L. Cheek......................................................          42,000 (3)(4)                *
Bert E. Downing, Jr.................................................          44,007 (3)(4)                *
Glenn R. Simmons....................................................         255,150 (3)(4)(5)            2.5%
William Spier.......................................................         386,262 (3)                  3.8%
J. Walter Tucker, Jr................................................         160,450 (3)(4)               1.6%
Steven L. Watson....................................................           3,250 (3)(4)                *

All directors and executive officers as a group (9 persons) ......           939,719 (3)(4)(5)            9.1%

--------------------
*        Less than 1%.

(1) All beneficial ownership is sole and direct except as otherwise set forth herein. Information as to the beneficial ownership of Common Stock has either been furnished to Keystone by or on behalf of the indicated persons or is taken from reports on file with the SEC. The number of shares and percentage of ownership of Common Stock for each person or group assumes the exercise by such person or group (exclusive of the exercise by others) of stock options that such person or group may exercise within 60 days subsequent to the Record Date.

(2) The percentages are based on 10,068,450 shares of Common Stock outstanding as of the Record Date.

(3) The shares of Common Stock shown as beneficially owned by such person or group include the following number of shares such person or group has the right to acquire upon the exercise of stock options granted pursuant to Keystone's various stock option plans that such person or group may exercise within 60 days subsequent to the Record Date:


                                                                                                 Shares of
                                                                                                   Common
                                                                                                   Stock
                                                                                                  Issuable
                                                                                                  Upon the
                                                                                                  Exercise
                                                                                                  of Stock
                                                                                                 Options On
                                                                                                 or Before
                    Name of Beneficial Owner                                                   June 10, 2003
         --------------------------------------------------------------------------         -------------------
         Thomas E. Barry...........................................................                 7,000
         Paul M. Bass, Jr..........................................................                 7,000
         David L. Cheek............................................................                42,000
         Bert E. Downing, Jr.......................................................                42,000
         Glenn R. Simmons..........................................................               139,500
         William Spier.............................................................                 7,000
         J. Walter Tucker, Jr......................................................                 7,000
         Steven L. Watson..........................................................                 1,000
         All other executive officers of Keystone as a group (1 person)............                22,000

(4) Excludes certain shares that such individual may be deemed to indirectly and beneficially own as to which such individual disclaims beneficial ownership. See footnote (2) to the "Security Ownership of Certain Beneficial Owners" table for a description of such excluded shares.

(5) Glenn R. Simmons is a brother of Harold C. Simmons. See footnote (2) to the "Security Ownership of Certain Beneficial Owners" table.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table and footnotes set forth the stockholders known to Keystone to be beneficial owners, as defined by regulations of the SEC, of more than 5% of the outstanding shares of Common Stock as of the Record Date. The table and footnotes also set forth the shares of Keystone's Series A 10% Cumulative Convertible Pay-In-Kind Preferred Stock, stated value $1,000 and no par value per share (the "Series A Preferred Stock"), Contran and its subsidiaries beneficially own as of the Record Date. See footnote (2) below for information concerning individuals and entities that may be deemed to own indirectly and beneficially those shares of Common Stock that Contran, Valhi and NL directly and indirectly hold.



                                                                                                                      Common and
                                                                                                                        Series A
                                                       Common Stock                Series A Preferred Stock           Preferred
                                          ------------------------------------ -------------------------------           Stock
                                            Amount and                           Amount and                             Combined
                                           Nature of                             Nature of                              Percent
                                            Beneficial           Percent of      Beneficial           Percent of          of
  Beneficial Owner                        Ownership (1)           Class (1)    Ownership (1)          Class (1)          Class (1)
----------------------------             --------------         ----------     -------------         -----------      -----------
Contran Corporation and subsidiaries:
     Contran Corporation (2)               4,109,159  (3)         40.8%           54,956  (3)          92.5%             75.0%
     Valhi, Inc. (2)                         326,364  (3)          3.2%              -0-  (3)           -0-%              1.4%
     NL Industries, Inc. (2)                 326,050  (3)          3.2%              -0-  (3)           -0-%              1.4%
                                           ---------                               ------
                                           4,761,573  (3)         47.3%           54,956  (3)          92.5%             77.7%

--------------------

(1) The percentages are based on 10,068,450 shares of Common Stock and 59,399 shares of Series A Preferred Stock outstanding as of the Record Date. Subject to Keystone's Restated Certificate of Incorporation, each share of Series A Preferred Stock entitles its holder to convert such share into 250 shares of Common Stock (a conversion price equivalent to $4.00 per share of the stated value). Currently, however, Keystone's Restated Certificate of Incorporation only allows for the issuance of 12,000,000 shares of Common Stock, of which 10,068,450 are currently issued and outstanding and Contran alone has the right to convert all of its shares of Series A Preferred Stock into an aggregate of 13,739,000 shares of Common Stock. As a result, Keystone is seeking stockholder approval of a proposal to be presented at Keystone's 2003 annual meeting of stockholders to increase Keystone's authorized Common Stock to allow for the full conversion of the currently outstanding Series A Preferred Stock ("Proposal 2"). Except as otherwise provided by law, a share of Series A Preferred Stock does not entitle its holder to voting rights. The combined percent of class assumes the approval of Proposal 2 and the full conversion of only Contran's shares of Series A Preferred Stock. The terms of the Series A Preferred Stock are set forth in
     Exhibit 3.2 to this Annual Report on Form 10-K for the year ended December 31, 2002. All information is taken from or based upon ownership filings made by such persons with the SEC or upon information provided by such persons.

(2) The business address of Contran and Valhi is Three Lincoln Centre, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697. The business address of NL is Two Greenspoint Plaza, 16825 Northchase Drive, Suite 1200, Houston, Texas 77060-2544.

     Contran, Valhi, NL, the Harold Simmons Foundation, Inc. (the "Foundation"), The Combined Master Retirement Trust (the "Master Trust") and the spouse of Harold C. Simmons are the direct holders of approximately 40.8%, 3.2%, 3.2%, 1.9%, 0.3% and 0.1%, respectively, of the outstanding Common Stock. Contran is also the direct holder of approximately 92.5% of the outstanding Series A Preferred Stock, which is convertible into approximately 57.7% of the outstanding Common Stock assuming only Contran's conversion of all of its Series A Preferred Stock and the approval of Proposal 2.

     Valhi, Tremont LLC ("Tremont") and the spouse of Harold C. Simmons are the direct holders of approximately 63.2%, 21.4% and 0.1%, respectively, of the outstanding common stock of NL. Valhi is the sole member of Tremont.

     Valhi Group, Inc. ("VGI"), National City Lines, Inc. ("National"), Contran, the Foundation, the Contran Deferred Compensation Trust No. 2 (the "CDCT No. 2") and the Master Trust are the direct holders of 77.6%, 9.1%, 2.9%, 1.3%, 0.4% and 0.1%, respectively, of the outstanding common stock of Valhi. National, NOA, Inc. ("NOA") and Dixie Holding Company ("Dixie Holding") are the direct holders of approximately 73.3%, 11.4% and 15.3%, respectively, of the outstanding common stock of VGI. Contran and NOA are the direct holders of approximately 85.7% and 14.3%, respectively, of the outstanding common stock of National. Contran and Southwest Louisiana Land Company, Inc. ("Southwest") are the direct holders of approximately 49.9% and 50.1%, respectively, of the outstanding common stock of NOA. Dixie Rice Agricultural Corporation, Inc. ("Dixie Rice") is the direct holder of 100% of the outstanding common stock of Dixie Holding. Contran is the holder of 100% of the outstanding common stock of Dixie Rice and approximately 88.9% of the outstanding common stock of Southwest.

     Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold
     C. Simmons (the "Trusts"), of which Mr. Simmons is the sole trustee. As sole trustee of the Trusts, Mr. Simmons has the power to vote and direct the disposition of the shares of Contran stock held by the Trusts. Mr. Simmons, however, disclaims beneficial ownership of any Contran shares that the Trusts hold.

     The Foundation directly holds approximately 1.9% of the outstanding shares of Common Stock and 1.3% of the outstanding shares of Valhi common stock. The Foundation is a tax-exempt foundation organized for charitable purposes.

     The Master Trust directly holds approximately 0.3% of the outstanding shares of Common Stock and 0.1% of the outstanding shares of Valhi common stock. Valhi established the Master Trust as a trust to permit the collective investment by master trusts that maintain the assets of certain employee benefit plans Valhi and related companies adopt. Mr. Simmons is the sole trustee of the Master Trust and a member of the trust investment committee for the Master Trust. Mr. Simmons is a participant in one or more of the employee benefit plans that invest through the Master Trust.

     Harold C. Simmons is the chairman of the board of NL, Tremont, Valhi, VGI, National, NOA, Dixie Holding, Dixie Rice, Southwest, Contran and the Foundation.

     By virtue of the holding of the offices, the stock ownership and his services as trustee, all as described above, Mr. Simmons may be deemed to control such entities, and Mr. Simmons and certain of such entities may be deemed to possess indirect beneficial ownership of the shares of Common Stock or Series A Preferred Stock directly held by certain of such other entities. Mr. Simmons, however, disclaims beneficial ownership of the shares of Common Stock or Series A Preferred Stock beneficially owned, directly or indirectly, by any of such entities, except to the extent of his vested beneficial interest, if any, in any shares of Common Stock the Master Trust directly holds.

     Harold C. Simmons' spouse is the direct owner of 10,645 shares of Common Stock and 69,475 shares of NL common stock. Mr. Simmons may be deemed to share indirect beneficial ownership of such shares. Mr. Simmons disclaims all such beneficial ownership.

     Messrs. Barry and Tucker are directors of Valhi. Messrs. Glenn Simmons and Watson are directors and executive officers of Valhi and Contran and directors of NL. Messrs. Bass and Tucker are members of the trust investment committee of the Master Trust. Messrs. David L. Cheek, Bert E. Downing, Jr., Glenn Simmons, Harold Simmons and Watson are participants in one or more of the employee benefit plans that invest through the Master Trust. Each of such persons disclaims beneficial ownership of any shares of Common Stock directly or indirectly owned by any of such entities, except to the extent of such person's vested beneficial interest, if any, in any shares of Common Stock the Master Trust directly holds.

     The CDCT No. 2 directly holds approximately 0.4% of the outstanding Valhi common stock. U.S. Bank National Association serves as the trustee of the CDCT No. 2. Contran established the CDCT No. 2 as an irrevocable "rabbi trust" to assist Contran in meeting certain deferred compensation obligations that it owes to Harold C. Simmons. If the CDCT No. 2 assets are insufficient to satisfy such obligations, Contran is obligated to satisfy the balance of such obligations as they come due. Pursuant to the terms of the CDCT No. 2, Contran (i) retains the power to vote the shares of Valhi common stock held directly by the CDCT No. 2, (ii) retains dispositive power over such shares and (iii) may be deemed the indirect beneficial owner of such shares.

     For purposes of calculating the outstanding shares of Valhi common stock as of the Record Date, 1,000,000, 3,522,967 and 1,186,200 shares of Valhi common stock held by Valmont Insurance Company, a wholly owned subsidiary of Valhi ("Valmont"), NL and a subsidiary of NL, respectively, are excluded from the amount of Valhi common stock outstanding. Pursuant to Delaware corporate law, Valhi treats these excluded shares held by these majority owned subsidiaries as treasury stock for voting purposes.

     The business address of Tremont, VGI, National, NOA, Dixie Holding, the Master Trust and the Foundation is Three Lincoln Centre, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697. The business address of Dixie Rice is 600 Pasquiere Street, Gueydan, Louisiana 70542. The business address of Southwest is 402 Canal Street, Houma, Louisiana 70360.

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table provides summary information required by SEC rules as of December 31, 2002 with respect to Keystone's equity compensation plans under which Keystone's equity securities may be issued to employees or nonemployees (such as directors, consultants, advisers, vendors, customers, suppliers and lenders) in exchange for consideration in the form of goods or services. The Keystone Consolidated Industries, Inc. 1992 Incentive Compensation Plan and the Keystone Consolidated Industries, Inc. 1997 Long-Term Incentive Plan, both of which have been approved by Keystone's stockholders, are the only such Keystone equity compensation plans.

                                        Column (A)                   Column (B)                       Column (C)
                                    ------------------           ------------------            -------------------------
                                                                                                 Number of Securities
                                                                                               Remaining Available for
                                                                                                Future Issuance Under
                               Number of Securities to be         Weighted-Average            Equity Compensation Plans
                                Issued Upon Exercise of          Exercise Price of             (Excluding Securities
                                 Outstanding Options,           Outstanding Options,                Reflected in
 Plan Category                   Warrants and Rights            Warrants and Rights                   Column (A))
----------------                ----------------------          --------------------           ------------------------
Equity compensation plans
approved by security
holders....................      487,300                            $8.18                               208,000

Equity compensation plans
not approved by security
holders....................          -0-                              -0-                                   -0-

Total......................      487,300                            $8.18                               208,000


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As set forth in Item 12 under the caption "Security Ownership of Certain Beneficial Owners," Harold C. Simmons, through Contran and other entities, may be deemed to beneficially own approximately 49.6% of the outstanding Common Stock as of the Record Date (78.7% assuming the approval of Proposal 2 and the full conversion of only Contran's shares of Series A Preferred Stock) and, therefore, may be deemed to control Keystone. Keystone and other entities that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, tax sharing agreements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions that resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. Keystone continuously considers, reviews and evaluates and understands that Contran and related entities consider, review and evaluate transactions of the type described above. Depending on the business, tax and other objectives then relevant, it is possible that Keystone might be a party to one or more of such transactions in the future. In connection with these activities, Keystone may consider issuing additional equity securities or incurring additional indebtedness. Keystone's acquisition activities have in the past and may in the future include participation in the acquisition or restructuring activities conducted by other companies that may be deemed to be controlled by Harold C. Simmons. It is the policy of Keystone to engage in transactions with related parties on terms, in the opinion of Keystone, no less favorable to Keystone than could be obtained from unrelated parties.

     No specific procedures are in place that govern the treatment of transactions among Keystone and its related entities, although such entities may implement specific procedures as appropriate for particular transactions. In addition, under applicable principles of law, in the absence of stockholder ratification or approval by directors who may be deemed disinterested, transactions involving contracts among companies under common control must be fair to all companies involved. Furthermore, directors owe fiduciary duties of good faith and fair dealing to all stockholders of the companies for which they serve.

     Glenn R. Simmons, J. Walter Tucker, Jr. and Sandra K. Myers are not salaried employees of Keystone. Keystone has contracted with Contran, on a fee basis payable in quarterly installments, to provide certain administrative and other services to Keystone in addition to the services of Mr. Simmons and Ms. Myers, including consulting services of Contran executive officers pursuant to the Intercorporate Services Agreement between Contran and Keystone, a copy of which is included as Exhibit 10.1 in this Annual Report on Form 10-K for the fiscal  year  ended  December  31,  2002.  The  fee  incurred  during  2002  was
$1,025,000. During each of 2002, 2001 and 2000, the portion of the amounts Keystone incurred pursuant to the Intercorporate Services Agreements attributable to the services Mr. Glenn R. Simmons provided Keystone was $219,000. Keystone compensates Tucker & Branham, Inc. for certain consulting services of Mr. Tucker on an hourly basis as his services are requested. The fees paid Tucker & Branham, Inc. during 2002 were $5,100.

     Tall Pines Insurance Company ("Tall Pines"), Valmont and EWI RE, Inc. ("EWI") provide for or broker certain of Keystone's insurance policies. Tall Pines is an indirect, wholly owned captive insurance company of Valhi. Valmont is a wholly owned captive insurance company of Valhi. Parties related to Harold
C. Simmons own all of the outstanding common stock of EWI. Through December 31, 2000, a son-in-law of Harold C. Simmons managed the operations of EWI. Subsequent to December 31, 2000, and pursuant to an amended agreement that may be terminated with 90 days written notice by either party, this son-in-law provides advisory services to EWI as requested by EWI, for which such son-in-law is paid $11,875 per month and receives certain other benefits under EWI's benefit plans. Such son-in-law is also currently chairman of the board of EWI. Keystone generally does not compensate Tall Pines, Valmont or EWI directly for insurance, but understands that, consistent with insurance industry practice, Tall Pines, Valmont and EWI receive commissions for their services from the insurance and reinsurance underwriters. During 2002, Keystone and its subsidiaries paid approximately $2.2 million for policies provided or brokered by Tall Pines, Valmont and/or EWI. These amounts principally include payments for reinsurance and insurance premiums paid to unrelated third parties, but also include commissions paid to Tall Pines, Valmont and EWI. In Keystone's opinion, the amounts that Keystone and its subsidiaries paid for these insurance policies are reasonable and similar to those they could have obtained through unrelated insurance companies and/or brokers. Keystone expects that these relationships with Tall Pines, Valmont and EWI will continue in 2003.

     Dallas Compressor Company, a subsidiary of Contran, sells compressors and related services to Keystone. During 2002, Keystone purchased products and services from Dallas Compressor Company in the amount of $267.

     Aircraft services were purchased from Valhi in the amount of $74,000 for the year ended December 31, 2002.

     During 2002, Garden Zone, a 51% owned subsidiary of Keystone, paid approximately $60,000 to one of its other owners for accounting and financial services.

     EWP Financial LLC, a wholly owned subsidiary of Contran, has agreed to loan Keystone up to an aggregate of $6 million through June 30, 2003. Borrowings bear interest at the prime rate plus 3%, and are collateralized by the stock of Engineered Wire Products, Inc., a wholly owned subsidiary of Keystone. In addition, Keystone pays a commitment fee of .375% on the unutilized portion of the facility. At December 31, 2002, no amounts were outstanding under the facility, and $6 million was available for borrowing by Keystone. The independent directors of Keystone approved the terms of this loan. During 2002, Keystone paid Contran unused line fees of $23,000 related to this facility.

     In the opinion of management and the Board of Directors, the terms of the transactions described above were no less favorable to Keystone than those that could have been obtained from an unrelated entity.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                                     (Registrant)




Date:  April  29, 2003                  By:  /s/ Bert E. Downing, Jr.
                                             -----------------------------------
                                             Bert E. Downing, Jr.
                                             Vice President, Chief Financial
                                             Officer, Corporate Controller and
                                             Treasurer
                                             (Principal Financial and Accounting
                                               Officer)

I, David L. Cheek, the President and Chief Executive Officer of Keystone Consolidated Industries, Inc., certify that:

1) I have reviewed this Annual Report on Form 10-K/A (Amendment No. 1) of Keystone Consolidated Industries, Inc.; and

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date:  April  29, 2003




/s/ David L. Cheek
------------------
David L. Cheek
President and Chief Executive Officer

I, Bert E. Downing, Jr., the Vice President, Chief Financial Officer, Corporate Controller and Treasurer of Keystone Consolidated Industries, Inc., certify that:

1) I have reviewed this Annual Report on Form 10-K/A (Amendment No. 1) of Keystone Consolidated Industries, Inc.; and

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date:  April  29, 2003





/s/ Bert E. Downing, Jr.
------------------------
Bert E. Downing, Jr.
Vice President, Chief Financial Officer, Corporate Controller and Treasurer