Form 10-Q
period 2003-03-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2003-05-20
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 2003          Commission file number 1-3919
                      --------------                                 ------




                     Keystone Consolidated Industries, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




          Delaware                                            37-0364250
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

    5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, TX 75240-2697
       (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code:            (972) 458-0028
                                                        ---------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                            No _____
                               -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X --- ---

Number of shares of common stock outstanding at May 15, 2003:  10,068,450

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                         Number

PART I.        FINANCIAL INFORMATION

  Item 1.  Financial Statements

        Consolidated Balance Sheets - December 31, 2002
         and March 31, 2003                                                3

        Consolidated Statements of Operations - Three months
         ended March 31, 2002 and 2003                                     5

        Consolidated Statements of Cash Flows - Three months
         ended March 31, 2002 and 2003                                     7

        Consolidated Statement of Stockholders' Deficit -
         Three months ended March 31, 2003                                 8

        Notes to Consolidated Financial Statements                         9

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           16

  Item 4.  Controls and Procedures                                        22

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                              24

  Item 6.  Exhibits and Reports on Form 8-K                               24

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                       December 31,      March 31,
                     ASSETS                                2002            2003
                                                           ----            ----

Current assets:
  Notes and accounts receivable ..................       $ 22,578       $ 37,174
  Inventories ....................................         50,089         53,429
  Prepaid expenses and other .....................            893          2,602
                                                         --------       --------

     Total current assets ........................         73,560         93,205
                                                         --------       --------

Property, plant and equipment ....................        373,833        374,362
Less accumulated depreciation ....................        253,849        258,031
                                                         --------       --------

     Net property, plant and equipment ...........        119,984        116,331
                                                         --------       --------

Other assets:
  Restricted investments .........................          5,730          5,698
  Unrecognized net pension obligation ............         11,852         11,852
  Deferred financing costs .......................          2,319          2,141
  Goodwill .......................................            752            752
  Other ..........................................          1,298          1,234
                                                         --------       --------

     Total other assets ..........................         21,951         21,677
                                                         --------       --------

                                                         $215,495       $231,213
                                                         ========       ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


 LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                       December 31,     March 31,
                                                           2002           2003
                                                       ------------     ---------

Current liabilities:
  Notes payable and current maturities of
    long-term debt ...............................     $  33,935      $  76,511
  Accounts payable ...............................        23,696         33,508
  Accounts payable to affiliates .................         1,448          1,706
  Accrued OPEB cost ..............................        11,372         11,385
  Accrued preferred stock dividends ..............         4,683          6,168
  Other accrued liabilities ......................        40,216         41,036
                                                       ---------      ---------

      Total current liabilities ..................       115,350        170,314
                                                       ---------      ---------

Noncurrent liabilities:
  Long-term debt .................................        63,306         32,254
  Accrued OPEB cost ..............................       102,717        103,953
  Accrued pension costs ..........................        48,571         50,271
  Other ..........................................        20,337         19,669
                                                       ---------      ---------

      Total noncurrent liabilities ...............       234,931        206,147
                                                       ---------      ---------

Minority interest ................................             2             31
                                                       ---------      ---------

Redeemable Series A preferred stock ..............         2,112          2,112
                                                       ---------      ---------

Stockholders' deficit:
  Common stock ...................................        10,798         10,798
  Additional paid-in capital .....................        48,388         46,903
  Accumulated other comprehensive loss -
   pension liabilities ...........................      (170,307)      (170,307)
  Accumulated deficit ............................       (25,767)       (34,773)
  Treasury stock, at cost ........................           (12)           (12)
                                                       ---------      ---------

      Total stockholders' deficit ................      (136,900)      (147,391)
                                                       ---------      ---------

                                                       $ 215,495      $ 231,213
                                                       =========      =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three months ended March 31, 2002 and 2003

                      (In thousands, except per share data)

                                                             2002         2003
                                                             ----         ----

Revenues and other income:
  Net sales ...........................................   $  85,912    $ 77,100
  Gain on early extinguishment of debt ................      54,739        --
  Interest ............................................          20          15
  Other, net ..........................................           1          15
                                                          ---------    --------
                                                            140,672      77,130
Costs and expenses:
  Cost of goods sold ..................................      77,179      75,662
  Selling .............................................       1,839       2,229
  General and administrative ..........................       5,915       5,524
  Defined benefit pension expense (credit) ............        (750)      1,700
  Interest ............................................       2,694         992
                                                          ---------    --------
                                                             86,877      86,107

      Income (loss) before income taxes and
       cumulative effect of change in accounting
       principle ......................................      53,795      (8,977)

Provision for income taxes ............................      21,622        --

Minority interest in after-tax earnings ...............         160          29
                                                          ---------    --------

    Income (loss) before cumulative effect of
     change in accounting principle ...................      32,013      (9,006)

Cumulative effect of change in accounting principle ...      19,998        --
                                                          ---------    --------

    Net income (loss) .................................      52,011      (9,006)

Dividends on preferred stock ..........................        --         1,485
                                                          ---------    --------

    Net income (loss) available for common shares .....   $  52,011    $(10,491)
                                                          =========    ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                   Three months ended March 31, 2002 and 2003

                      (In thousands, except per share data)

                                                           2002         2003
                                                           ----         ----

Basic earnings (loss) per share available for common shares:
  Income (loss) before cumulative effect of change in
   accounting principle .............................   $     3.18   $    (1.04)

  Cumulative effect of change in accounting principle         1.99         --
                                                        ----------   ----------

    Net income (loss) ...............................   $     5.17   $    (1.04)
                                                        ==========   ==========

Basic shares outstanding ............................       10,064       10,068
                                                        ==========   ==========

Diluted earnings (loss) per share
 available for common shares:
  Income (loss) before cumulative effect of
   change in accounting principle ...................   $     3.00   $    (1.04)

  Cumulative effect of change in accounting principle         1.87         --
                                                        ----------   ----------

      Net income (loss) .............................   $     4.87   $    (1.04)
                                                        ==========   ==========

Diluted shares outstanding ..........................       10,683       10,068
                                                        ==========   ==========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2002 and 2003

                                 (In thousands)

                                                             2002         2003
                                                             ----         ----

Cash flows from operating activities:
  Net income (loss) ....................................   $ 52,011    $ (9,006)
  Depreciation and amortization ........................      4,466       4,253
  Amortization of deferred financing costs .............        166         186
  Deferred income taxes ................................     21,622        --
  Non-cash defined benefit pension expense (credit) ....       (750)      1,700
  Non-cash OPEB expense ................................      1,119       1,249
  Gain on early extinguishment of debt .................    (54,739)       --
  Cumulative effect of change in accounting principle ..    (19,998)       --
  Other, net ...........................................         71          97
  Change in assets and liabilities:
    Notes and accounts receivable ......................    (14,332)    (14,699)
    Inventories ........................................      4,004      (3,340)
    Accounts payable ...................................      1,642      10,070
    Other, net .........................................      4,409      (1,513)
                                                           --------    --------

      Net cash used by operating activities ............       (309)    (11,003)
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures .................................     (1,288)       (617)
  Collection of notes receivable .......................      1,127          75
  Other, net ...........................................        160          29
                                                           --------    --------

      Net cash used by investing activities ............         (1)       (513)
                                                           --------    --------

Cash flows from financing activities:
  Revolving credit facilities, net .....................        504      12,220
  Other notes payable and long-term debt:
    Additions ..........................................         38          32
    Principal payments .................................        (71)       (728)
    Deferred financing costs paid ......................       (161)         (8)
                                                           --------    --------

      Net cash provided by financing activities ........        310      11,516
                                                           --------    --------

Net change in cash and cash equivalents ................       --          --

Cash and cash equivalents, beginning of period .........       --          --
                                                           --------    --------

Cash and cash equivalents, end of period ...............   $   --      $   --
                                                           ========    ========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized ................   $  1,341    $    899
    Income taxes .......................................         69        --

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                        Three months ended March 31, 2003
                                 (In thousands)


                                                    Accumulated
                                                       other
                                                  comprehensive
                                        Additional   loss -
                               Common    paid-in     pension   Accumulated Treasury
                               stock     capital   liabilities   deficit    stock       Total

Balance - December 31, 2002   $10,798   $ 48,388    $(170,307)   $(25,767)   $(12)   $(136,900)

Net loss ..................      --         --           --        (9,006)    --        (9,006)

Preferred stock dividends .      --       (1,485)        --          --       --        (1,485)
                              -------   --------    ---------    --------    ----    ---------

Balance - March 31, 2003 ..   $10,798   $ 46,903    $(170,307)   $(34,773)   $(12)   $(147,391)
                              =======   ========    =========    ========    ====    =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     The consolidated balance sheet of Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") at December 31, 2002 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2003 and the consolidated statements of operations and cash flows for the interim periods ended March 31, 2002 and 2003, and the consolidated statement of stockholders' deficit for the interim period ended March 31, 2003, have each been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted, and certain prior year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Annual Report").

     At March 31, 2003, Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons, beneficially owned approximately 50% of the outstanding common stock of the Company. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee. Keystone may be deemed to be controlled by Contran and Mr. Simmons. At March 31, 2003, Contran also owned 54,956 shares of the 59,399 shares of the Company's outstanding Redeemable Series A Preferred Stock. Effective March 15, 2003, each share of Series A Preferred Stock is convertible, at the option of the holder, into 250 shares of the Company's common stock (equivalent to a $4.00 per share exchange rate).

     Employee stock options. As disclosed in the Annual Report, Keystone accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is equal to or greater than the market price on the grant date. Compensation cost related to stock options recognized by the Company in accordance with APBO No. 25 was not significant during the first three months of 2002 or 2003.

     The following  table  presents what the Company's  consolidated  net income
(loss) available for common shares, and related per share amounts, would have been if Keystone would have elected to account for its stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all awards granted subsequent to January 1, 1995.

                                                     Three months ended March 31,
                                                        2002              2003
                                                        ----              ----
                                                       (In thousands except per
                                                             share amounts)

Net income (loss) available for common shares
 as reported ...................................     $   52,011      $  (10,491)
Adjustments, net of applicable income
 tax effects:
  Stock-based employee compensation
   expense under APBO No. 25 ...................           --              --
  Stock-based employee compensation
   expense under SFAS No. 123 ..................            (54)            (23)
                                                     ----------      ----------

Pro forma net income (loss) available
 for common shares .............................     $   51,957      $  (10,514)
                                                     ==========      ==========

Basic net income (loss) available for
 common shares per share:
 As reported ...................................     $     5.17      $    (1.04)
 Pro forma .....................................     $     5.16      $    (1.04)

Diluted net income (loss) available for
 common shares per share:
 As reported ...................................     $     4.87      $    (1.04)
 Pro forma .....................................     $     4.86      $    (1.04)

Note 2 - Business segment information:

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

                                                      Three months ended March 31,
                                                         2002             2003
                                                         ----             ----
                                                             (In thousands)

Revenues:
Steel and wire products ........................       $ 82,009        $ 72,389
Lawn and garden products .......................          4,340           5,487
                                                       --------        --------
                                                         86,349          77,876
Elimination of intersegment revenues ...........           (437)           (776)
                                                       --------        --------

                                                       $ 85,912        $ 77,100
                                                       ========        ========

                                                       Three months ended March 31,
                                                          2002            2003
                                                          ----            ----
                                                                (In thousands)

Income (loss) before income taxes and
 cumulative effect of change in
 accounting principle:
  Operating profit (loss):
  Steel and wire products .......................       $  1,870        $(6,809)
  Lawn and garden products ......................            356             88
                                                        --------        -------
                                                           2,226         (6,721)

General corporate items:
  Interest income ...............................             20             15
  General expenses ..............................           (496)        (1,279)
  Gain on early extinguishment of debt ..........         54,739           --
Interest expense ................................         (2,694)          (992)
                                                        --------        -------

                                                        $ 53,795        $(8,977)
                                                        ========        =======

Note 3 - Inventories:

     Inventories are stated at the lower of cost or market. At December 31, 2002 and March 31, 2003, the last-in, first-out ("LIFO") method was used to determine the cost of approximately 77% and 78%, respectively, of total inventories and the first-in, first-out or average cost methods were used to determine the cost of other inventories.

                                                         December 31,    March 31,
                                                             2002          2003
                                                             ----          ----
                                                              (In thousands)

Steel and wire products:
  Raw materials ....................................       $ 8,825       $ 7,621
  Work in process ..................................        14,920        14,033
  Finished goods ...................................        21,178        25,764
  Supplies .........................................        14,710        14,392
                                                           -------       -------
                                                            59,633        61,810
  Less LIFO reserve ................................        13,352        13,352
                                                           -------       -------
                                                            46,281        48,458

Lawn and garden products - finished goods ..........         3,808         4,971
                                                           -------       -------

                                                           $50,089       $53,429
                                                           =======       =======

Note 4 - Notes payable and long-term debt:

                                                     December 31,       March 31,
                                                         2002             2003
                                                         ----             ----
                                                             (In thousands)

Revolving credit facilities:
  Keystone .................................          $ 28,328          $ 36,278
  EWP ......................................             1,362             3,900
  Garden Zone ..............................             1,650             3,382
8% Notes ...................................            28,908            28,512
6% Notes ...................................            16,031            16,031
9 5/8% Notes ...............................             6,150             6,150
Keystone Term Loan .........................             4,167             3,854
County Term Loan ...........................            10,000            10,000
Other ......................................               645               658
                                                      --------          --------
                                                        97,241           108,765
  Less current maturities ..................            33,935            76,511
                                                      --------          --------

                                                      $ 63,306          $ 32,254
                                                      ========          ========


     At March 31, 2003, Keystone was not in compliance with certain financial covenants included in its primary revolving credit facility (the "Keystone Revolver"). Under the terms of the Keystone Revolver, failure to comply with these covenants is considered an event of default and gives the lender the right to accelerate the maturity of both the Keystone Revolver and the Keystone Term Loan. As such, the Keystone Term Loan was classified as a current liability at March 31, 2003. The Company is currently negotiating with the Keystone Revolver and Keystone Term Loan lender to obtain waivers of such financial covenants or otherwise amend the respective loan agreements to cure the defaults. There can be no assurance Keystone will be successful in obtaining such waivers or amendments and if Keystone is unsuccessful there is no assurance the Company would have the liquidity or other financial resources sufficient to repay the applicable indebtedness if such indebtedness is accelerated. The indenture governing Keystone's 8% Notes provides the holders of such Notes with the right to accelerated the maturity of the Notes in the event of a default by Keystone with respect to any of the Company's other secured debt. As such, the 8% Notes were also classified as a current liability at March 31, 2003. However, the Notes cannot be accelerated through December 31, 2003 because Keystone has obtained a consent from holders of more than 67% of the principal amount of the Notes to forebear remedies available to them solely as a result of the Company's failure to comply with the financial covenants in the Keystone Revolver through such date.

     As previously reported, a wholly-owned subsidiary of Contran has agreed to loan the Company up to an aggregate of $6 million under the terms of a revolving credit facility that matures on June 30, 2003. This facility is collateralized by the common stock of a wholly-owned subsidiary of the Company. Through May 15, 2003, the Company has not borrowed any amounts under such facility.

Note 5 - Income taxes:

     At March 31, 2003, the Company expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax attributes in part due to the long-term nature of its net operating loss carryforwards. However, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices; and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test. As such, at December 31, 2002, the Company has provided a deferred tax asset valuation allowance of approximately $86.5 million. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing a tax benefit associated with its expected pre-tax losses during 2003 will be appropriate. Accordingly, during the first quarter of 2003, the Company increased the deferred tax asset valuation allowance by $3.4 million. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the valuation allowance related to its deferred tax assets in the future.

     Summarized below are (i) the differences between the income tax provision (benefit) and the amounts that would be expected by applying the U.S. federal statutory income tax rate of 35% to the loss before income taxes, extraordinary item and cumulative effect of change in accounting principle and (ii) the components of the income tax provision (benefit).

                                                             Three months ended
                                                                  March 31,
                                                             2002         2003
                                                             ----         ----
                                                              (In thousands)

Expected tax provision (benefit), at statutory rate ...    $ 18,828     $(3,142)
U. S. state income taxes (benefit), net ...............       2,429        (260)
Deferred tax asset valuation allowance ................         361       3,396
Other, net ............................................           4           6
                                                           --------     -------

Income tax provision ..................................    $ 21,622     $  --
                                                           ========     =======

Comprehensive provision (benefit) for
 income taxes:
  Currently refundable:
    U.S. federal ......................................    $     (8)    $    (8)
    U.S. state ........................................           8           8
                                                           --------     -------
      Net currently refundable ........................        --          --

  Deferred income taxes, net ..........................      21,622        --
                                                           --------     -------

                                                           $ 21,622     $  --
                                                           ========     =======

  Comprehensive provision (benefit) for
   income taxes allocable to:
    Income (loss) before cumulative
     effect of change in accounting principle .........    $ 21,622     $  --
    Cumulative effect of change in accounting
     principle ........................................        --          --
                                                           --------     -------

                                                           $ 21,622     $  --
                                                           ========     =======

Note 6 - Other accrued liabilities:


                                                        December 31,     March 31,
                                                           2002            2003
                                                        ------------     ---------
                                                              (In thousands)

Current:
  Employee benefits ..............................        $11,455        $11,892
  Self insurance .................................         10,336         10,507
  Environmental ..................................          8,103          8,062
  Deferred vendor payments .......................          3,338          3,338
  Legal and professional .........................          1,176          1,022
  Disposition of former facilities ...............            659            644
  Interest .......................................            318            124
  Other ..........................................          4,831          5,447
                                                          -------        -------

                                                          $40,216        $41,036
                                                          =======        =======
Noncurrent:
  Deferred vendor payments .......................        $10,252        $ 9,587
  Environmental ..................................          7,087          6,918
  Workers compensation payments ..................          2,309          2,376
  Interest .......................................            298            399
  Other ..........................................            391            389
                                                          -------        -------

                                                          $20,337        $19,669
                                                          =======        =======

Note 7 - Contingencies:

     At March 31, 2003, the Company's financial statements reflected accrued liabilities of $15.0 million for estimated remedial costs arising from environmental issues. There is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the ultimate costs of remedial measures may exceed the amounts currently accrued.

     For additional information related to commitments and contingencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Annual Report.

Note 8 - Earnings per share:

     Net income (loss) per share is based upon the weighted average number of common shares and dilutive securities. A reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share computations of income (loss) before cumulative effect of change in accounting principle is presented below. The effect of the assumed conversion of the Series A Convertible Preferred Stock was antidilutive in the three months ended March 31, 2003 period. Keystone stock options were omitted from the calculation because they were antidilutive in all periods presented.

                                                                                          Three months ended
                                                                                               March 31,
                                                                                        2002            2003
                                                                                        ----            ----


Numerator:
  Net income (loss) before cumulative effect
   of change in accounting principle                                                $32,013         $ (9,006)


  Less  Series A Preferred Stock dividends                                              -             (1,485)
                                                                                    -------         --------
  Basic and diluted net income (loss) before cumulative
   effect of change in accounting principle                                         $32,013         $(10,491)
                                                                                    =======         ========

Denominator:
  Average common shares outstanding                                                  10,064           10,068

  Dilutive effect of Series A Preferred Stock                                           619             -
                                                                                    -------         --------

  Diluted shares                                                                     10,683           10,068
                                                                                    =======         ========


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

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts including, but not limited to, statements found in this "Management's Discussion And Analysis Of Financial Condition And Results Of Operations", are forward-looking statements that represent management's belief and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes", "intends", "may", "should", "could", "anticipates", "expected", or comparable terminology, or by discussions of strategies or trends. Although Keystone believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, including, but not limited to;

o Future supply and demand for the Company's products (including cyclicality thereof),
o    Customer inventory levels,
o Changes in raw material and other operating costs (such as ferrous scrap and energy),
o    General economic conditions,
o    Competitive products and substitute products,
o    Change in customer and competitor strategies,
o    The impact of pricing and production decisions,
o    The possibility of labor disruptions,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o    Government regulations and possible changes therein,
o Significant increases in the cost of providing medical coverage to employees and retirees,
o    The ultimate resolution of pending litigation,
o International trade policies of the United States and certain foreign countries,
o    Any possible future litigation, and
o Other risks and uncertainties as discussed in this Quarterly Report and the Annual Report, including, without limitation, the section referenced above.

     Should one or more of these risks materialize, (or the consequences of such a development worsen) or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. Keystone disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

     The following table sets forth Keystone's steel and wire production, ferrous scrap costs, sales volume and pricing data for the periods indicated:

                                                                Three months ended
                                                                     March 31,
                                                                 2002        2003
                                                                 ----        ----
                                                                (Tons in thousands)

Production volume (tons):
  Billets ................................................        175        171
  Wire rod ...............................................        182        166

Average per-ton ferrous scrap purchase cost ..............       $ 82       $106

Sales volume (tons):
  Fabricated wire products ...............................         75         67
  Industrial wire ........................................         25         24
  Wire rod ...............................................         81         64
  Billets ................................................        --           3
                                                                 ----       ----

                                                                  181        158
                                                                 ====       ====

Per-ton selling prices:
  Fabricated wire products ...............................       $662       $654
  Industrial wire ........................................        423        418
  Wire rod ...............................................        269        280
  Billets ................................................        --         145
  All steel and wire products ............................        452        457

     The following table sets forth the components of the Company's net sales for the periods indicated.

                                                             Three months ended
                                                                  March 31,
                                                                (In millions)
                                                            2002            2003
                                                            ----            ----

Steel and wire products:
  Fabricated wire products .....................           $49.4           $43.8
  Industrial wire ..............................            10.6            10.1
  Wire rod .....................................            21.8            17.8
  Billets ......................................            --                .4
  Other ........................................              .2              .3
                                                           -----           -----
                                                            82.0            72.4

Lawn and garden products .......................             3.9             4.7
                                                           -----           -----
                                                           $85.9           $77.1
                                                           =====           =====

         The following table sets forth selected operating data of Keystone as a percentage of net sales for the periods indicated.

                                                         Three months ended
                                                              March 31,
                                                       2002            2003
                                                       ----            ----

Net sales                                              100.0 %        100.0 %
Cost of goods sold                                      89.8           98.1
                                                       -----          -----
Gross profit                                            10.2 %          1.9 %
                                                       =====          =====

Selling expense                                          2.1 %          2.9 %
General and administrative expense                       6.9 %          7.2 %
Pension expense (credit)                                 (.9)%          2.1 %
Gain on early extinguishment of debt                    63.7 %           -  %

Income (loss) before income taxes and cumulative
 effect of change in accounting principle               62.6 %        (11.7)%
Provision for income taxes                              25.2             -
Minority interest in after-tax earnings                   .1             -
                                                       -----          -----

Net income (loss) before cumulative effect of
 change in accounting principle                         37.3 %        (11.7)%
                                                       =====          =====


     Net sales of $77.1 million in the 2003 first quarter were down 10% from $85.9 million during the same period in 2002. The decline in sales was due to a 13% decline in shipments of the Company's steel and wire products partially offset by a 1% overall increase in steel and wire product per-ton selling prices and a 21% increase in Garden Zone's sales. Shipments of wire rod decreased 21% while per-ton selling prices of wire rod increased 4%. Industrial wire shipments during 2003 declined 4% from the 2002 quarter while per-ton selling prices declined 1%. Fabricated wire product shipments declined 11% during the 2003 first quarter as compared to the 2002 first quarter while per-ton selling prices declined 1%. In addition, during the first quarter of 2003, Keystone sold 3,000 tons of billets as compared to none sold during the 2002 first quarter. The higher per-ton selling price of the Company's steel and wire products during the 2003 first quarter favorably impacted total net sales by $800,000. Management believes the decline in shipment volume of steel and wire products during the 2003 first quarter was due to large volumes of import product and softening demand due in part to prolonged winter weather throughout most of the United States and uncertainties regarding military action in the Middle East. Although high levels of imported wire rod continues, these import levels have been somewhat mitigated by former competitors of the Company exiting the marketplace. However, despite this decline in domestic production capacity, rod imports have filled the resulting production shortfall and as such, per-ton selling prices continue to be adversely impacted by the availability of high levels of imported wire rod.

     Billet production of 171,000 tons during the first quarter of 2003 declined 2% from 2002's first quarter production level of 175,000 tons. The decline in production was due primarily to intentional production curtailments as a result of weakening demand and excess inventory levels. Wire rod production declined 9% to 166,000 tons from 182,000 tons in the 2002 first quarter. The decline in rod production was due primarily to unplanned production outages to effect repairs to the Company's rod mill.

     Gross profit during the 2003 first quarter decreased to $2.7 million from $8.7 million in the 2002 first quarter as the Company's gross margin declined from 10.2% in the 2002 period to 1.9% in the 2003 first quarter. This decline in gross margin was due primarily to higher costs for ferrous scrap, Keystone's primary raw material, and energy costs partially offset by the higher overall per-ton selling price of the Company's steel and wire products. In addition, during the 2002 first quarter, the Company received $428,000 of insurance proceeds from business interruption policies related to incidents in prior years as compared to none received during the 2003 first quarter. The increase in ferrous scrap and energy costs between the 2002 and 2003 first quarters adversely impacted gross profit by $4.5 million and $2.6 million, respectively.

     Selling expenses in the 2003 first quarter of $2.2 million were, $400,000 higher than selling expenses in the first quarter of 2002 of $1.8 million. The primary reason for this increase was higher advertising expenses during the first quarter of 2003.

     General and administrative expenses during the 2003 first quarter declined $400,000 to $5.5 million from $5.9 million in the 2002 first quarter due primarily to higher legal and professional fees during the 2002 first quarter related to the Company's debt restructuring completed in March 2002. As a result of such debt restructuring, the Company recognized a $54.7 million pre-tax gain ($33.1 million net of tax) in the first quarter of 2002.

     During the first quarter of 2003, Keystone recorded defined benefit pension expense of $1.7 million as opposed to a $750,000 credit recorded in the first quarter of 2002. Keystone currently anticipates the total 2003 pension expense will approximate $6.8 million. The anticipated higher pension expense in 2003 is due primarily to a $50 million decline in plan assets during 2002 and the resulting lower expected return on plan assets component of defined benefit pension plan expense. However, the Company does not anticipate cash contributions for defined benefit pension plans will be required in 2003.

     Interest expense in the first quarter of 2003 was lower than the first quarter of 2002 due principally to lower debt levels and lower interest rates. The lower debt levels and interest rates were primarily a result of the March 2002 debt restructuring. Average borrowings by the Company approximated $104 million in the first quarter of 2003 as compared to $138 million in the first quarter of 2002. During the first quarter of 2003, the Company's weighted-average interest rate was 2.8% per annum as compared to 7.7% per annum in the first quarter of 2002.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 5 to the Consolidated Financial Statements. At March 31, 2003, the Company had recorded a deferred tax asset valuation allowance of $89.9 million resulting in no net deferred tax assets. Keystone periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the recorded valuation allowance related to its deferred tax assets in the future. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing a tax benefit associated with its expected pre-tax losses during the remainder of 2003 will be appropriate.

     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, negative goodwill of approximately $20.0 million recorded at December 31, 2001 was eliminated as a cumulative effect of change in accounting principle.

     As a result of the items discussed above, Keystone recorded a net loss during the first quarter of 2003 of $9.0 million as compared to recorded net income of $52.0 million in the first quarter of 2002.

Outlook for 2003

     Despite the current level of rod imports, management currently believes, capacity utilization and shipment volumes in 2003 will approximate 2002 levels. Although the 2003 first quarter average per-ton selling prices were slightly higher than the 2002 fourth quarter per-ton selling prices, management currently believes average per-ton selling prices for the year 2003 will approximate those of the fourth quarter of 2002. In addition, management currently believes these volumes and per-ton selling prices combined with anticipated continued higher energy costs and an $8.4 million increase in defined benefit pension expense will result in Keystone recording a loss before income taxes and cumulative effect of change in accounting principle for calendar 2003 in excess of the comparable amount in 2002 (exclusive of the $54.7 million gain in 2002 on early extinguishment of debt). However, despite anticipating recording an operating loss and a loss before income taxes in 2003, Keystone currently believes it will show positive cash flows from operating activities in 2003, in part because the increased defined benefit pension expense is non-cash in nature and no contribution to the Company's defined benefit pension plan is currently expected to be required during 2003. In addition, the Company does not currently anticipate that recognizing a tax benefit associated with its pre-tax losses during 2003 will be appropriate.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's cash flows from operating activities are affected by the seasonality of its business as sales of certain products used in the agricultural and construction industries are typically highest during the second quarter and lowest during the fourth quarter of each year. These seasonal fluctuations impact the timing of production, sales and purchases and have typically resulted in a use of cash from operations and increases in the outstanding balance under Keystone's revolving credit facilities during the first quarter of each year. In addition, lower than normal sales volumes during the first quarter of 2003 resulted in higher than expected inventory levels and a corresponding increase in the Company's use of cash. In order to reduce the higher than normal inventory levels, during March 2003 and April 2003, Keystone curtailed production levels of certain products.

     At March 31, 2003 Keystone had negative working capital of $77.1 million, including $2.6 million of notes payable and current maturities of long-term debt, $30.3 million of long-term debt classified as current as a result of the Company's failure to comply with certain financial covenants in the Keystone Revolver as well as outstanding borrowings under the Company's revolving credit facilities of $43.6 million. The amount of available borrowings under these revolving credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. At March 31, 2003, unused credit available for borrowing under Keystone's $45 million revolving credit facility (the "Keystone Revolver"), which expires in March 2005, EWP's $7 million revolving credit facility, which expires in June 2004 (the "EWP Revolver") and Garden Zone's $4 million revolving credit facility, which expires in May 2003, the ("Garden Zone Revolver") were $6.5 million, $1.7 million, and $324,000, respectively. The Keystone Revolver requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. Keystone currently intends to renew or replace the Garden Zone Revolver upon its maturity in May 2003. A wholly-owned subsidiary of Contran has agreed to loan Keystone up to an aggregate of $6 million under the terms of a revolving credit facility that matures on June 30, 2003. Through May 15, 2003, the Company had not borrowed any amounts under such facility.

     During the first quarter of 2003, Keystone's operating activities used approximately $11.0 million of cash compared to $309,000 used in the first quarter of 2002, due primarily to lower earnings from operations and higher levels of inventories.

     During the first quarter of 2003, the Company made capital expenditures of approximately $617,000 as compared to $1.3 million in the 2002 first quarter. Capital expenditures for calendar year 2003 are currently estimated to be approximately $5.0 million and are related primarily to upgrades of production equipment. Keystone currently anticipates these capital expenditures will be funded using cash flows from operations together with borrowing availability under the Company's credit facilities.

     At March 31, 2003, the Company's financial statements reflected accrued liabilities of $15.0 million for estimated remediation costs for those environmental matters which Keystone believes are reasonably estimable. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties.
Accordingly, the costs of remedial measures may exceed the amounts accrued. Keystone believes it is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to Keystone for sites for which the Company believes it is possible to estimate costs is approximately $20.6 million.

     The Company periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. At March 31, 2003, the Company expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax deductions. Although, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes the gross deferred tax assets may not currently meet the "more-likely-than-not" realizability test. As such, the Company has a deferred tax asset valuation allowance of approximately $89.9 million. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could change the valuation allowance related to its deferred tax assets in the future. The Company does not currently expect it will be appropriate to recognize a tax benefit with its expected pre-tax losses during 2003.

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

     At March 31, 2003, Keystone was not in compliance with certain financial covenants included in the Keystone Revolver. Under the terms of the Keystone Revolver, failure to comply with these covenants is considered an event of default and gives the lender the right to accelerate the maturity of both the Keystone Revolver and the Keystone Term Loan. The Company is currently negotiating with the Keystone Revolver and Keystone Term Loan lender to obtain waivers of such financial covenants or otherwise amend the respective loan agreements to cure the defaults. There can be no assurance Keystone will be successful in obtaining such waivers or amendments, and if Keystone is unsuccessful, there is no assurance the Company would have the liquidity or other financial resources sufficient to repay the Keystone Revolver and the Keystone Term Loan if such indebtedness is accelerated. The indenture governing Keystone's 8% Notes provides the holders of such Notes with the right to accelerate the maturity of the Notes in the event of a default by Keystone with respect to any of the Company's other secured debt. However, the Notes cannot be accelerated through December 31, 2003 because Keystone has obtained a consent from holders of more than 67% of the principal amount of the 8% Notes to forebear remedies available to them solely as a result of the Company's failure to comply with the financial covenants in the Keystone Revolver through such date. There can be no assurance Keystone will be in compliance with such financial covenants subsequent to December 31, 2003. If Keystone is not in compliance with such financial covenants subsequent to December 31, 2003, there is no assurance Keystone would be successful in obtaining an extended agreement to forebear from a sufficient amount of holders of the 8% Notes, and if Keystone is unsuccessful, there is no assurance Keystone would have the liquidity or other financial resources sufficient to repay the 8% Notes if they were accelerated.

     Management currently believes cash flows from operations together with funds available under the Company's credit facilities will be sufficient to fund the anticipated needs of the Company's operations and capital improvements for the year ending December 31, 2003. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, interest rates, repayments of long-term debt, capital expenditures, and available borrowings under the Company's credit facilities. However, there are many factors that could cause actual future results to differ materially from management's current assessment, as discussed above, and actual results could differ materially from those forecasted or expected and materially adversely effect the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end-user markets or market share, the inability to maintain satisfactory billet and wire rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing. See Notes 13 and 15 to the Consolidated Financial Statements in the Annual Report.

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

 (b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

     None

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Keystone Consolidated Industries, Inc.
                                  (Registrant)


Date:  May 20, 2003           By /s/Bert E. Downing, Jr.
                                 ----------------------------------
                                    Bert E. Downing, Jr.
                                    Vice President, Chief Financial Officer,
                                    Corporate Controller and Treasurer
                                    (Principal Financial and Accounting Officer)


                                 CERTIFICATIONS


I, David L. Cheek, the President and Chief Executive Officer of Keystone Consolidated Industries, Inc. certify that:

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

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) Theregistrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 20, 2003

/s/ David L. Cheek
--------------------------
David L. Cheek
President and Chief Executive Officer

                                 CERTIFICATIONS



I, Bert E. Downing, Jr., the Vice President, Chief Financial Officer, Corporate Controller and Treasurer of Keystone Consolidated Industries, Inc. certify that:

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



Date:  May 20, 2003

/s/ Bert E. Downing, Jr.
--------------------------
Bert E. Downing, Jr.
Vice President, Chief Financial Officer,
Corporate Controller and Treasurer