Form 10-Q/A
period 2003-05-29
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2003-05-29
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1


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

Introductory Note

Keystone Consolidated Industries, Inc. ("Keystone") filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 with the Securities and Exchange Commission on May 20, 2003. This amendment is being filed to clarify certain information contained in footnote 4 to Keystone's consolidated financial statements for the quarter ended March 31, 2003 and corresponding information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. This Amendment is being filed solely to clarify those disclosures referenced above. For the convenience of the reader, Keystone is re-filing the entire Quarterly Report as clarified. No other modifications have been made to the Quarterly Report except as described above.



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
                                                      ========          ========


     At March 31, 2003, Keystone was not in compliance with certain financial covenants included in its primary revolving credit facility (the "Keystone Revolver"). Under the terms of the Keystone Revolver, failure to comply with these covenants is considered an event of default and gives the lender the right to accelerate the maturity of both the Keystone Revolver and the Keystone Term Loan. As such, the Keystone Term Loan was classified as a current liability at March 31, 2003. The Company is currently negotiating with the Keystone Revolver and Keystone Term Loan lender to obtain waivers of such financial covenants or otherwise amend the respective loan agreements to cure the defaults. There can be no assurance Keystone will be successful in obtaining such waivers or amendments and if Keystone is unsuccessful there is no assurance the Company would have the liquidity or other financial resources sufficient to repay the applicable indebtedness if such indebtedness is accelerated. The indenture governing Keystone's 8% Notes provides the holders of such Notes with the right to accelerate the maturity of the Notes in the event of a default by Keystone which results in the acceleration of the maturity of any of the Company's other secured debt. As such, the 8% Notes were also classified as a current liability at March 31, 2003.

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

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that statements in this Quarterly Report on Form 10-Q/A-1 relating to matters that are not historical facts including, but not limited to, statements found in this "Management's Discussion And Analysis Of Financial Condition And Results Of Operations", are forward-looking statements that represent management's belief and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes", "intends", "may", "should", "could", "anticipates", "expected", or comparable terminology, or by discussions of strategies or trends. Although Keystone believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, including, but not limited to;

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

     At March 31, 2003, Keystone was not in compliance with certain financial covenants included in the Keystone Revolver. Under the terms of the Keystone Revolver, failure to comply with these covenants is considered an event of default and gives the lender the right to accelerate the maturity of both the Keystone Revolver and the Keystone Term Loan. The Company is currently negotiating with the Keystone Revolver and Keystone Term Loan lender to obtain waivers of such financial covenants or otherwise amend the respective loan agreements to cure the defaults. There can be no assurance Keystone will be successful in obtaining such waivers or amendments, and if Keystone is unsuccessful, there is no assurance the Company would have the liquidity or other financial resources sufficient to repay the Keystone Revolver and the Keystone Term Loan if such indebtedness is accelerated. The indenture governing Keystone's 8% Notes provides the holders of such Notes with the right to accelerate the maturity of the Notes in the event of a default by Keystone which results in the acceleration of the maturity of any of the Company's other secured debt.

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

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, the Company's President and Chief Executive Officer, and Bert E. Downing, Jr., the Company's Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-Q/A-1. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

                        Keystone Consolidated Industries, Inc.
                                  (Registrant)


Date:  May 29, 2003           By /s/Bert E. Downing, Jr.
                                 ----------------------------------
                                    Bert E. Downing, Jr.
                                    Vice President, Chief Financial Officer,
                                    Corporate Controller and Treasurer
                                    (Principal Financial and Accounting Officer)


                                 CERTIFICATIONS


I, David L. Cheek, the President and Chief Executive Officer of Keystone Consolidated Industries, Inc. certify that:

1) I have reviewed this quarterly report on Form 10-Q/A-1 of Keystone Consolidated Industries, Inc.;

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



Date:  May 29, 2003

/s/ David L. Cheek
--------------------------
David L. Cheek
President and Chief Executive Officer

                                 CERTIFICATIONS



I, Bert E. Downing, Jr., the Vice President, Chief Financial Officer, Corporate Controller and Treasurer of Keystone Consolidated Industries, Inc. certify that:

1) I have reviewed this quarterly report on Form 10-Q/A-1 of Keystone Consolidated Industries, Inc.;

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



Date:  May 29, 2003

/s/ Bert E. Downing, Jr.
--------------------------
Bert E. Downing, Jr.
Vice President, Chief Financial Officer,
Corporate Controller and Treasurer