Form 10-Q
period 2003-06-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2003-08-19
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2003
                         -------------

Commission file number 1-3919
                       ------

                     Keystone Consolidated Industries, Inc.
             (Exact name of registrant as specified in its charter)


          Delaware                                         37-0364250
---------------------------------------------        --------------------
(State or other jurisdiction of                        I.R.S. Employer
 incorporation or organization)                       Identification No.)

  5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, TX  75240-2697
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:    (972) 458-0028
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

Number of shares of common stock outstanding at August 14, 2003: 10,068,450

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                      Page
                                                                     number

PART I.      FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Balance Sheets - December 31, 2002
                   and June 30, 2003                                   3-4

                  Consolidated Statements of Operations - Three months
                   and six months ended June 30, 2002 and 2003         5-6

                  Consolidated Statements of Cash Flows - Six months
                   ended June 30, 2002 and 2003                         7

                  Consolidated Statement of Stockholders'
                   Deficit - Six months ended June 30, 2003             8

                  Notes to Consolidated Financial Statements           9-23

  Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                24-35

  Item 4.         Controls and Procedures                              36


PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings                                    37

  Item 6.         Exhibits and Reports on Form 8-K                     37

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                       December 31,     June 30,
                                   ASSETS                  2002           2003
                                                       ------------     -------

Current assets:
  Notes and accounts receivable ..................       $ 22,578       $ 43,550
  Inventories ....................................         50,089         39,945
  Prepaid expenses and other .....................            893          2,385
                                                         --------       --------

     Total current assets ........................         73,560         85,880
                                                         --------       --------

Property, plant and equipment ....................        373,833        374,594
Less accumulated depreciation ....................        253,849        261,735
                                                         --------       --------

     Net property, plant and equipment ...........        119,984        112,859
                                                         --------       --------

Other assets:
  Restricted investments .........................          5,730          5,773
  Unrecognized net pension obligation ............         11,852         11,852
  Deferred financing costs .......................          2,319          1,963
  Goodwill .......................................            752            752
  Other ..........................................          1,298          1,219
                                                         --------       --------

     Total other assets ..........................         21,951         21,559
                                                         --------       --------

                                                         $215,495       $220,298
                                                         ========       ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


 LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                     December 31,       June 30,
                                                         2002            2003
                                                     ------------       -------

Current liabilities:
  Notes payable and current maturities of
    long-term debt ...............................     $  33,935      $  77,696
  Accounts payable ...............................        23,696         25,233
  Accounts payable to affiliates .................         1,448          2,253
  Accrued OPEB cost ..............................        11,372         11,385
  Accrued preferred stock dividends ..............         4,683          7,653
  Other accrued liabilities ......................        40,216         41,092
                                                       ---------      ---------

      Total current liabilities ..................       115,350        165,312
                                                       ---------      ---------

Noncurrent liabilities:
  Long-term debt .................................        63,306         32,258
  Accrued OPEB cost ..............................       102,717        105,020
  Accrued pension costs ..........................        48,571         51,971
  Other ..........................................        20,337         18,329
                                                       ---------      ---------

      Total noncurrent liabilities ...............       234,931        207,578
                                                       ---------      ---------

Minority interest ................................             2            334
                                                       ---------      ---------

Redeemable Series A preferred stock ..............         2,112          2,112
                                                       ---------      ---------

Stockholders' deficit:
  Common stock ...................................        10,798         10,798
  Additional paid-in capital .....................        48,388         45,418
  Accumulated other comprehensive loss -
   pension liabilities ...........................      (170,307)      (170,307)
  Accumulated deficit ............................       (25,767)       (40,935)
  Treasury stock, at cost ........................           (12)           (12)
                                                       ---------      ---------

      Total stockholders' deficit ................      (136,900)      (155,038)
                                                       ---------      ---------

                                                       $ 215,495      $ 220,298
                                                       =========      =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                             Three months ended              Six months ended
                                                                 June 30,                        June 30,
                                                            2002           2003            2002            2003
                                                            ----           ----            ----            ----

  Net sales                                             $ 99,005        $ 96,749       $189,446        $177,838
  Cost of goods sold                                      88,194          92,924        169,902         172,575
                                                        --------        --------       --------        --------
    Gross margin                                          10,811           3,825         19,544           5,263
                                                        --------        --------       --------        --------

  Selling expense                                          1,735           2,305          3,574           4,534
  General and administrative                               5,324           3,618         10,523           7,835
  Defined benefit pension expense     (credit)
                                                           (750)           1,700         (1,500)          3,400
                                                       --------         --------       --------        --------
                                                           6,309           7,623         12,597          15,769
                                                        --------        --------       --------        --------

      Operating income (loss)                              4,502          (3,798)         6,947         (10,506)
                                                        --------        --------       --------        --------

General corporate income (expense):
  Corporate expense                                       (1,488)         (1,034)        (2,204)         (2,341)
  Interest expense                                          (953)         (1,090)        (3,647)         (2,082)
  Interest income                                             21               5             41              20
  Gain on early extinguishment of
   debt                                                     -               -            54,739            -
  Other income (expense), net                                 36              58             37              73
                                                        --------        --------       --------        --------
                                                          (2,384)         (2,061)        48,966          (4,330)
                                                        --------        --------       --------        --------

  Income (loss) before income taxes
   and cumulative effect of change
   in accounting principle                                 2,118          (5,859)        55,913         (14,836)

Provision for income taxes                                 -               -             21,622           -

Minority interest in after-tax
  earnings                                                   114             303            274             332
                                                        --------        --------       --------        --------

Income (loss) before cumulative
 effect of change in accounting
 principle                                                 2,004          (6,162)        34,017         (15,168)

Cumulative effect of change in
 accounting principle                                       -               -            19,998            -
                                                        --------        --------       --------        -----

   Net income (loss)                                       2,004          (6,162)        54,015         (15,168)

Dividends on preferred stock                               1,713           1,485          1,713           2,970
                                                        --------        --------       --------        --------

Net income (loss) available for
 common shares                                          $    291        $ (7,647)      $ 52,302        $(18,138)
                                                        ========        ========       ========        ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                      (In thousands, except per share data)

                                                            Three months ended              Six months ended
                                                                  June 30,                        June 30,
                                                            2002           2003            2002            2003
                                                            ----           ----            ----            ----

Basic earnings (loss) per share available for common shares:

  Income (loss) before cumulative
   effect of change in accounting
   principle                                            $    .03        $   (.76)      $   3.21        $  (1.80)

  Cumulative effect of change in
   accounting principle                                     -               -              1.99            -
                                                        --------        --------       --------        ---------

    Net income (loss)                                   $    .03        $   (.76)      $   5.20        $  (1.80)
                                                        ========        ========       ========        ========

Basic shares outstanding                                  10,068          10,068         10,066          10,068
                                                        ========        ========       ========        ========

Diluted earnings (loss) per share available for common shares:

  Income (loss) before cumulative
   effect of change in accounting
   principle                                            $    .03        $   (.76)      $   1.94        $  (1.80)

  Cumulative effect of change in
   accounting principle                                     -               -              1.14            -
                                                        --------        --------       --------        ---------

    Net income (loss)                                   $    .03        $   (.76)      $   3.08        $  (1.80)
                                                        ========        ========       ========        ========

Diluted shares outstanding                                10,068          10,068         17,491          10,068
                                                        ========        ========       ========        ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                              Six months ended
                                                                  June 30,
                                                             2002         2003
                                                             ----         ----

Cash flows from operating activities:
  Net income (loss) ....................................   $ 54,015    $(15,168)
  Depreciation and amortization ........................      8,931       8,516
  Amortization of deferred financing costs .............        334         371
  Deferred income taxes ................................     21,622        --
  Non-cash defined benefit pension expense (credit) ....     (1,500)      3,400
  Non-cash OPEB expense ................................      2,192       2,316
  Gain on early extinguishment of debt .................    (54,739)       --
  Cumulative effect of change in accounting principle ..    (19,998)       --
  Other, net ...........................................        124          34
  Change in assets and liabilities:
    Notes and accounts receivable ......................    (15,369)    (21,034)
    Inventories ........................................      3,107      10,144
    Accounts payable ...................................        378       2,342
    Other, net .........................................      6,452      (2,308)
                                                           --------    --------

      Net cash provided (used) by operating activities .      5,549     (11,387)
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures .................................     (3,271)     (1,523)
  Collection of notes receivable .......................      1,127          75
  Other, net ...........................................        273         137
                                                           --------    --------

      Net cash used by investing activities ............     (1,871)     (1,311)
                                                           --------    --------

Cash flows from financing activities:
  Revolving credit facilities, net .....................    (15,980)     13,714
  Other notes payable and long-term debt:
    Additions ..........................................     15,066          58
    Principal payments .................................       (299)     (1,059)
    Deferred financing costs paid ......................     (2,465)        (15)
                                                           --------    --------

      Net cash provided (used) by financing activities .     (3,678)     12,698
                                                           --------    --------

Net change in cash and cash equivalents ................       --          --

Cash and cash equivalents, beginning of period .........       --          --
                                                           --------    --------

Cash and cash equivalents, end of period ...............   $   --      $   --
                                                           ========    ========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized ................   $  1,835    $  1,486
    Income taxes .......................................        108          52

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                        Three months ended June 30, 2003
                                 (In thousands)


                                                   Accumulated
                                                     other
                                                 comprehensive
                                       Additional    loss -
                              Common     paid-in     pension    Accumulated Treasury
                              stock      capital   liabilities    deficit    stock     Total
                              -------   --------   -----------   --------   --------  -------

Balance - December 31, 2002   $10,798   $ 48,388    $(170,307)   $(25,767)   $(12)   $(136,900)

Net loss ..................      --         --           --       (15,168)    --       (15,168)

Preferred stock dividends .      --       (2,970)        --          --       --        (2,970)
                              -------   --------    ---------    --------    ----    ---------

Balance - June 30, 2003 ...   $10,798   $ 45,418    $(170,307)   $(40,935)   $(12)   $(155,038)
                              =======   ========    =========    ========    ====    =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     The consolidated balance sheet of Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") at December 31, 2002 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2003 and the consolidated statements of operations and cash flows for the interim periods ended June 30, 2002 and 2003, and the consolidated statement of common stockholders' deficit for the interim period ended June 30, 2003, have each been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

     At June 30, 2003, Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons, beneficially owned approximately 50% of the outstanding common stock of the Company. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee. Keystone may be deemed to be controlled by Contran and Mr. Simmons. At June 30, 2003, Contran also owned 54,956 shares of the 59,399 shares of the Company's outstanding Redeemable Series A Preferred Stock. Effective March 15, 2003, each share of Series A Preferred Stock is convertible, at the option of the holder, into 250 shares of the Company's common stock (equivalent to a $4.00 per share exchange rate).

     Although Keystone management expects to report a net loss for the year ending December 31, 2003, management currently believes its available credit facilities will be sufficient to fund the anticipated needs of the Company's operations and capital expenditures for the year ending December 31, 2003. However, such expectation is based on various operating assumptions and goals. Failure to achieve these goals could have a material adverse effect on the Company's ability to achieve its intended business objectives and may result in cash flow needs in excess of its current borrowing availability under existing credit facilities. See Note 4.

     Employee stock options. As disclosed in the Annual Report, Keystone accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is equal to or greater than the market price on the grant date. Compensation cost related to stock options recognized by the Company in accordance with APBO No. 25 was not significant during the interim periods ended June 30, 2002 and 2003.

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

                                                              Three months ended                  Six months ended
                                                                   June 30,                          June 30,
                                                          ------------------------        -----------------------------
                                                            2002             2003             2002              2003
                                                            ----             ----             ----              ----
                                                                                  (In thousands)

Net income (loss) available for
 common shares as reported                                 $291          $ (7,647)        $52,302            $(18,138)
Adjustments, net of applicable
 income tax effects:
  Stock-based employee compensation
   expense under APBO No. 25                                 -              -                -                  -
  Stock-based employee compensation
   expense under SFAS No. 123                               (46)               (1)            (99)                (25)
                                                           ----          --------         -------            --------

Pro forma net income (loss)
 available for common shares                               $245          $ (7,648)        $ 52,203           $(18,163)
                                                           ====          ========         ========           ========

Basic net income (loss) available for common shares per share:
 As reported                                               $.03          $   (.76)        $  5.20            $  (1.80)
 Pro forma                                                 $.03          $   (.76)        $  5.19            $  (1.80)

Diluted net income (loss) available for common shares per share:
 As reported                                               $.03          $   (.76)        $  3.08            $  (1.80)
 Pro forma                                                 $.03          $   (.76)        $  3.07            $  (1.80)

Note 2 - Business Segment Information:

     Keystone's operating segments are defined as components of consolidated operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company's chief operating decision maker is Mr. David L. Cheek, President and Chief Executive Officer of Keystone. Each operating segment is separately managed, and each operating segment represents a strategic business unit offering different products. During 2003, the Company expanded the composition of its reportable segments. The corresponding segment information for prior periods has been restated to conform to the current year presentation. In addition, the information below also provides disclosure of segment information with respect to each year in the three-year period ended December 31, 2002.

     The Company's operating segments are organized along its manufacturing facilities and include three reportable segments: (i) Keystone Steel and Wire ("KSW") which manufacturers and sells wire rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets, (ii) Engineered Wire Products ("EWP") which manufactures and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges, and (iii) Garden Zone which distributes wire, plastic and wood lawn and garden products to retailers. Keystone owns 51% of Garden Zone. See Note 10. Keystone also operates three businesses that do not constitute reportable business segments. These businesses sell wire and wire products for agricultural, industrial, construction, commercial, original manufacturers and retail consumer markets. The results of operations of these businesses are aggregated and included under the "All Other" heading in the following tables.

     Keystone is also engaged in a scrap recycling joint venture through its 50% interest in Alter Recycling Company, L.L.C. ("ARC"), an unconsolidated equity affiliate.

     KSW's products and EWP's products are distributed primarily in the Midwestern, Southwestern and Southeastern United States. Garden Zone's products are distributed primarily in the Southeastern United States.

Business Segment                              Principal entities                           Location

Keystone Steel & Wire                         Keystone Steel & Wire                        Peoria, Illinois

Engineered Wire Products                      Engineered Wire Products                     Upper Sandusky, Ohio

Garden Zone                                   Garden Zone (1)                              Charleston, South
                                                                                             Carolina

All other                                     Sherman Wire                                 Sherman, Texas
                                              Sherman Wire
                                               of Caldwell, Inc.                           Caldwell, Texas
                                              Keystone Fasteners                           Springdale, Arkansas

(1)          51.0% subsidiary.

     Keystone evaluates segment performance based on segment operating income, which is defined as income before income taxes and interest expense, exclusive of certain items (such as gains or losses on disposition of business units or sale of fixed assets) and certain general corporate income and expense items (including interest income) which are not attributable to the operations of the reportable operating segments.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that (i) defined benefit pension expense for each segment is recognized and measured on the basis of estimated current service cost of each segment, with the remainder of the Company's net defined benefit pension expense or credit not allocated to each segment but still is reported as part of operating profit or loss, (ii) segment OPEB expense is recognized and measured based on the basis of the estimated expense of each segment with the remainder of the Company's actual OPEB expense not allocated to each segment but still is reported as part of operating profit or loss, (iii) elimination of intercompany profit or loss on ending inventory balances is not allocated to each segment but still is reported as part of operating profit or loss, (iv) LIFO inventory reserve adjustments are not allocated to each segment but still is reported as part of operating profit or loss, and (v) amortization of goodwill and negative goodwill are included in general corporate expenses and are not allocated to any segment and are not included in total reporting operating profit or loss. General corporate expenses also includes OPEB and environmental expenses relative to facilities no longer owned by the Company. Intercompany sales between reportable segments are generally recorded at prices that approximate market prices to third-party customers.

     Segment assets are comprised of all assets attributable to each reportable operating segment. Corporate assets consist principally of pension related assets, restricted investments, deferred tax assets and corporate property, plant and equipment.

                                                                                                             GAAP
                                                                                                         Adjustments,
                                                                                                           Corporate
                                                                                                             Items
                                                                   Garden        All        Segment           and
                                         KSW           EWP          Zone        Other        Total       Eliminations       Total
                                         ---           ---         ------       -----       -------      ------------       -----
                                                                              (In thousands)
Three months ended June 30, 2002:
  Third party net sales                 $ 75,559      $ 9,310      $ 3,352       $10,784    $ 99,005        $   -          $ 99,005
  Intercompany sales                       9,169         -             442         2,617      12,228         (12,228)          -
                                        --------      -------      -------       -------    --------        --------       --------

                                        $ 84,728      $ 9,310      $ 3,794       $13,401    $111,233        $(12,228)      $ 99,005
                                        ========      =======      =======       =======    ========        ========       ========

Operating income (loss)                 $  3,334      $ 1,111      $   248       $  (507)   $  4,186        $    316       $  4,502
                                        ========      =======      =======       =======    ========        ========       ========

Three months ended June 30, 2003:
  Third party net sales                 $ 74,699      $ 9,844      $ 6,140       $ 6,066    $ 96,749        $   -          $ 96,749
  Intercompany sales                       9,460         -              84         3,226      12,770         (12,770)          -
                                        --------      -------      -------       -------    --------        --------       --------

                                        $ 84,159      $ 9,844      $ 6,224       $ 9,292    $109,519        $(12,770)      $ 96,749
                                        ========      =======      =======       =======    ========        ========       ========

Operating income (loss)                 $ (3,295)     $   951      $   670       $(1,303)   $ (2,977)       $   (821)      $ (3,798)
                                        ========      =======      =======       =======    ========        ========       ========

Six months ended June 30, 2002:
  Third party net sales                 $145,956      $15,222      $ 7,255       $21,013    $189,446        $   -         $189,446
  Intercompany sales                      16,730         -             879         5,289      22,898         (22,898)          -
                                        --------      -------      -------       -------    --------        --------       --------

                                        $162,686      $15,222      $ 8,134       $26,302    $212,344        $(22,898)      $189,446
                                        ========      =======      =======       =======    ========        ========       ========

Operating income (loss)                 $  4,693      $ 1,490      $   604       $  (953)   $  5,834        $  1,113       $  6,947
                                        ========      =======      =======       =======    ========        ========       ========

Six months ended June 30, 2003:
  Third party net sales                 $140,668      $15,294      $10,851       $11,025    $177,838        $   -          $177,838
  Intercompany sales                      17,435         -             860         8,540      26,835         (26,835)          -
                                        --------      -------      -------       -------    --------        --------       --------

                                        $158,103      $15,294      $11,711       $19,565    $204,673        $(26,835)      $177,838
                                        ========      =======      =======       =======    ========        ========       ========

Operating income (loss)                 $ (8,699)     $ 1,157      $   758       $(1,860)   $ (8,644)       $ (1,862)      $(10,506)
                                        ========      =======      =======       =======    ========        ========       ========

Year ended December 31, 2002:
  Third party net sales                 $243,039      $31,247      $ 9,523      $ 34,171    $317,980        $   -          $317,980
  Intercompany sales                      31,839         -           1,221         9,398      42,458         (42,458)          -
                                        --------      -------      -------      --------    --------        --------       --------
                                        $274,878      $31,247      $10,744      $ 43,569    $360,438        $(42,458)      $317,980
                                        ========      =======      =======      ========    ========        ========       ========
  Depreciation and
   amortization                         $ 14,693      $ 1,006      $     -      $  1,646    $ 17,345        $     51       $ 17,396
  Operating profit (loss)                 (3,921)       2,743           85        (2,971)     (4,064)           (561)        (4,625)
  Identifable segment assets             157,321       18,130        4,186        18,537     198,174          17,321        215,495
  Capital expenditures                     7,597          164            -           208       7,969               4          7,973

Year ended December 31, 2001:
  Third party net sales                 $227,018      $32,409      $ 8,011      $ 41,232    $308,670        $   -          $308,670
  Intercompany sales                      32,124         -             472         8,363      40,959         (40,959)          -
                                        --------      -------      -------      --------    --------        --------       --------
                                        $259,142      $32,409      $ 8,483      $ 49,595    $349,629        $(40,959)      $308,670
                                        ========      =======      =======      ========    ========        ========       ========
  Depreciation and
   amortization                         $ 15,312      $ 1,043      $     -      $  1,815    $ 18,170        $ (1,178)      $ 16,992
  Operating profit (loss)                (12,779)       4,156          210        (2,603)    (11,016)          6,610         (4,406)
  Identifable segment assets             162,796       18,252        2,812        22,923     206,783         159,817        366,900
  Capital expenditures                     3,534          269            -            85       3,888               1          3,889

Year ended December 31, 2000:
  Third party net sales                 $241,665      $31,909      $ 6,346      $ 58,401    $338,321        $   -          $338,321
  Intercompany sales                      32,232         -             414         8,280      40,926         (40,926)          -
                                        --------      -------      -------      --------    --------        --------       --------
                                        $273,897      $31,909      $ 6,760      $ 66,681    $379,247        $(40,926)      $338,321
                                        ========      =======      =======      ========    ========        ========       ========
  Depreciation and
   amortization                         $ 15,289      $ 1,067      $     -      $  2,090    $ 18,446        $ (1,222)      $ 17,224
  Equity in loss of
   unconsolidated
   affiliate                                (281)           -            -             -        (281)              -           (281)
  Operating profit (loss)                (23,989)       3,134          345        (1,964)    (22,474)          6,885        (15,589)
  Identifable segment assets             172,563       19,187        3,990        29,453     225,193         160,510        385,703
  Capital expenditures                    12,191          352            -           502      13,045               7         13,052

     In the above tables, GAAP adjustments relate to operating profit (loss), Corporate items relate to depreciation and amortization, segment assets and capital expenditures and eliminations relate to net sales. GAAP adjustments are principally (i) the difference between the defined benefit pension expense or credit and OPEB expense allocated to the segments and the actual expense or credit included in the determination of operating profit or loss, (ii) the elimination of intercompany profit or loss on ending inventory balances and
(iii) LIFO inventory reserve adjustments.

                                                     Years ended December 31,
                                                  2000        2001        2002
                                                  ----        ----        ----
                                                         (In thousands)

Operating loss .............................   $(15,589)   $ (4,406)   $ (4,625)
Equity in loss of unconsolidated affiliate .       (281)       --          --
General corporate items:
  Interest income ..........................        599         253          66
  Other income .............................        183         565          34
  General income (expenses), net ...........     (2,002)     (2,232)     (4,600)
  Gain on early extinguishment of debt .....       --          --        54,739
  Interest expense .........................    (15,346)    (14,575)     (5,569)
                                               --------    --------    --------

  Income (loss) before income taxes ........   $(32,436)   $(20,395)   $ 40,045
                                               ========    ========    ========

Note 3 - Inventories:

     Inventories are stated at the lower of cost or market. At December 31, 2002 and June 30, 2003, the last-in, first-out ("LIFO") method was used to determine the cost of approximately 77% and 74% respectively, of total inventories and the first-in, first-out or average cost methods were used to determine the cost of other inventories.

                                                          December 31,   June 30,
                                                             2002          2003
                                                          -----------    --------
                                                               (In thousands)

Steel and wire products:
  Raw materials ....................................       $ 8,825       $ 7,138
  Work in process ..................................        14,920        10,334
  Finished goods ...................................        21,178        17,400
  Supplies .........................................        14,710        14,077
                                                           -------       -------
                                                            59,633        48,949
  Less LIFO reserve ................................        13,352        13,352
                                                           -------       -------
                                                            46,281        35,597

Lawn and garden products - finished goods ..........         3,808         4,348
                                                           -------       -------

                                                           $50,089       $39,945
                                                           =======       =======

Note 4 - Notes payable and long-term debt:

                                                    December 31,         June 30,
                                                       2002                2003
                                                    -----------          --------
                                                           (In thousands)

Revolving credit facilities:
  Keystone .................................          $ 28,328          $ 37,798
  EWP ......................................             1,362             4,111
  Garden Zone ..............................             1,650             3,145
8% Notes ...................................            28,908            28,512
6% Notes ...................................            16,031            16,031
9 5/8% Notes ...............................             6,150             6,150
Keystone Term Loan .........................             4,167             3,542
County Term Loan ...........................            10,000            10,000
Other ......................................               645               665
                                                      --------          --------
                                                        97,241           109,954
  Less current maturities ..................            33,935            77,696
                                                      --------          --------

                                                      $ 63,306          $ 32,258
                                                      ========          ========

     At June 30, 2003, Keystone was not in compliance with certain financial covenants included in its primary revolving credit facility (the "Keystone Revolver"). Under the terms of the Keystone Revolver, failure to comply with these covenants is considered an event of default and gives the lender the right to accelerate the maturity of both the Keystone Revolver and the Keystone Term Loan. As such, the Keystone Term Loan was classified as a current liability at June 30, 2003. The Company is currently negotiating with the Keystone Revolver and Keystone Term Loan lender to obtain waivers of such financial covenants or otherwise amend the respective loan agreements to cure the defaults. There can be no assurance Keystone will be successful in obtaining such waivers or amendments and if Keystone is unsuccessful there is no assurance the Company would have the liquidity or other financial resources sufficient to repay the applicable indebtedness if such indebtedness is accelerated. The indenture governing Keystone's 8% Notes provides the holders of such Notes with the right to accelerate the maturity of the Notes in the event of a default by Keystone resulting in an acceleration of the maturity of any of the Company's other secured debt. As such, the 8% Notes were also classified as a current liability at June 30, 2003.

     In addition, a wholly-owned subsidiary of Contran has agreed to loan the Company up to an aggregate of $6 million under the terms of a revolving credit facility that, as amended, matures on August 31, 2003. This facility is collateralized by the common stock of EWP owned by Keystone. Through August 13, 2003, the Company has not borrowed any amounts under such facility.

Note 5 - Income taxes:

     At June 30, 2003, the Company expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax attributes in part due to the long-term nature of its net operating loss carryforwards. However, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices; and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test. As such, at December 31, 2002, the Company had provided a deferred tax asset valuation allowance of approximately $86.5 million. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing a tax benefit associated with its expected pre-tax losses during 2003 will be appropriate. Accordingly, during the first six months of 2003, the Company increased the deferred tax asset valuation allowance by approximately $5.6 million. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the valuation allowance related to its deferred tax assets in the future.

     Summarized below are (i) the differences between the income tax provision (benefit) and the amounts that would be expected by applying the U.S. federal statutory income tax rate of 35% to the income (loss) before income taxes and cumulative effect of change in accounting principle, and (ii) the components of the income tax provision.

                                                         Six months ended
                                                            June 30,
                                                     -----------------------
                                                      2002            2003
                                                      ----            ----

Expected tax provision (benefit), at
 statutory rate                                      $19,570        $(5,193)
U.S. state income taxes, net                           2,471           (446)
Deferred tax asset valuation allowance                  (428)         5,629
Other, net                                                 9             10
                                                     -------        -------

Income tax provision (benefit)                       $21,622        $  -
                                                     =======        =======

Comprehensive provision (benefit) for
 income taxes:
  Currently refundable:
    U.S. federal                                     $   (18)       $   (13)
    U.S. state                                            18             13
                                                     -------        -------
      Net currently refundable                           -              -

  Deferred income taxes, net                          21,622            -
                                                     -------        -------
                                                     $21,622        $   -
                                                     =======        =======

Comprehensive provision for income taxes
 allocable to:
  Income before cumulative effect of change
   in accounting principle                           $21,622        $   -
  Cumulative effect of change in accounting
   principle                                            -               -
                                                     -------        -------

                                                     $21,622        $  -
                                                     =======        =======

Note 6 - Other accrued liabilities:

                                                     December 31,       June 30,
                                                        2002             2003
                                                     -----------        -------
                                                            (In thousands)

Current:
  Employee benefits                                     $11,455         $11,375
  Self insurance                                         10,336          10,520
  Environmental                                           8,103           8,045
  Deferred vendor payments                                3,338           3,338
  Legal and professional                                  1,176             947
  Disposition of former facilities                          659             655
  Interest                                                  318             345
  Other                                                   4,831           5,867
                                                        -------         -------
                                                        $40,216         $41,092
                                                        =======         =======

Noncurrent:
  Deferred vendor payments                              $10,252         $ 8,777
  Environmental                                           7,087           6,895
  Workers compensation payments                           2,309           2,062
  Interest                                                  298             500
  Other                                                     391              95
                                                        -------         -------
                                                        $20,337         $18,329
                                                        =======         =======

Note 7 - Environmental matters:

     Keystone has been named as a defendant, potentially responsible party ("PRP"), or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws in approximately 24 governmental and private actions associated with environmental matters, including waste disposal sites and facilities currently or previously owned, operated or used by Keystone, certain of which are on the United States Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although Keystone may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who may also be jointly and severally liable.

     On a quarterly basis, Keystone evaluates the potential range of its liability at sites where it has been named as a PRP or defendant by analyzing and estimating the range of reasonably possible costs to Keystone. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation. Keystone believes it has provided adequate accruals ($14.9 million at June 30, 2003) for these matters at 13 sites for which Keystone believes its liability is probable and reasonably estimable, but Keystone's ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs, the allocation of such costs among PRPs, the solvency of other PRPs or a determination that Keystone is potentially responsible for the release of hazardous substances at other sites, any of which could result in expenditures in excess of amounts currently estimated by Keystone to be required for such matters. In addition, the actual timeframe for payments by Keystone for these matters may be substantially in the future.

     Keystone believes it is not possible to estimate the range of costs for certain sites (8 sites). The upper end of the range of reasonably possible costs to Keystone for sites for which it is possible to estimate costs (16 sites) is approximately $20.6 million. Keystone's estimates of such liabilities have not been discounted to present value, and other than certain previously-reported settlements with respect to certain of Keystone's former insurance carriers, Keystone has not recognized any material insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to the 8 sites as to which no estimate of liability can presently be made because the respective investigations are in early stages. The extent of CERCLA liability cannot be determined until the Remedial Investigation/Feasibility Study ("RI/FS") is complete, the U.S. EPA issues a Record of Decision ("ROD") and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents is subject to similar uncertainties.

     More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below. A summary of activity in the Company's environmental accruals for the six month period ended June 30, 2003 is as follows:


                                                                    Six months ended
                                                                      June 30, 2003

Balance at beginning of period ............................            $ 15,190
Payments ..................................................                (250)
                                                                       --------

Balance at end of period ..................................            $ 14,940
                                                                       ========


     The Company is currently involved in the closure of inactive waste disposal units at its Peoria facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992. The original closure plan provides for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. The Company recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. The Company adjusts the recorded liability for each Phase as actual remediation costs become known. During 1995, the Company began remediation of Phases II and III and completed these Phases, as well as Phase IV during 1996. During 1998 and 1999 the Company did not have any significant remediation efforts relative to Phases V and VI. During 2000, Keystone began preliminary efforts relative to Phase V. Pursuant to agreements with the IEPA and Illinois Attorney General's office, the Company is depositing $75,000 per quarter into a trust fund. The Company must continue these quarterly deposits and cannot withdraw funds from the trust fund until the fund balance exceeds the sum of the estimated remaining remediation costs plus $2 million. At December 31, 2002 and June 30, 2003 the trust fund had balances of $5.1 million and $5.2 million, respectively, which amounts are included in other noncurrent assets because the Company does not expect to have access to any of these funds until after June 30, 2004.

     In February 2000, Keystone received a notice from the U.S. EPA giving formal notice of the U.S. EPA's intent to issue a unilateral administrative order to Keystone pursuant to section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"). The draft order enclosed with this notice would require Keystone to: (1) investigate the nature and extent of hazardous constituents present at and released from five alleged solid waste management units at the Peoria facility; (2) investigate hazardous constituent releases from "any other past or present locations at the Peoria facility where past waste treatment, storage or disposal may pose an unacceptable risk to human health and the environment"; (3) complete by June 30, 2001 an "environmental indicators report" demonstrating the containment of hazardous substances that could pose a risk to "human receptors" and further demonstrating that Keystone "has stabilized the migration of contaminated groundwater at or from the facility;" (4) submit by January 30, 2002 proposed "final corrective measures necessary to protect human health and the environment from all current and future unacceptable risks of releases of hazardous waste or hazardous constituents at or from the Peoria facility; and (5) complete by June 30, 2001 the closure of the sites discussed in the preceding paragraph now undergoing RCRA closure under the supervision of the IEPA. Keystone has complied with deadlines in the draft order. During the fourth quarter of 2000, Keystone entered into a modified Administrative Order on Consent, which may require the Company to conduct cleanup activities at certain solid waste management units at its Peoria facility depending on the results of soil and groundwater sampling and risk assessment to be conducted by Keystone during future periods pursuant to the order.

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

"Superfund" sites

     The Company is subject to federal and state "Superfund" legislation that imposes cleanup and remediation responsibility upon present and former owners and operators of, and persons that generated hazardous substances deposited upon, sites determined by state or federal regulators to contain hazardous substances. Keystone has been notified by U.S. EPA that the Company is a PRP under the federal "Superfund" legislation for the alleged release or threat of release of hazardous substances into the environment at eight sites. These situations involve cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the
Company. Although Keystone believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the "Superfund" sites discussed below, it has only recorded receivables for the estimated insurance recoveries at three of those sites. During prior years, the Company has received payments from certain of its insurers in exchange for releasing such insurers from coverage for certain years of environmental related liabilities. Such amounts are included in Keystone's self insurance accruals.

     In July 1991, the United States filed an action against a former division of the Company and four other PRPs in the United States District Court for the Northern District of Illinois (Civil Action No. 91C4482) seeking to recover investigation and remediation costs incurred by U.S. EPA at the Byron Salvage Yard, located in Byron, Illinois. In April 1992, Keystone filed a third-party complaint in this civil action against 15 additional parties seeking contribution in the event the Company is held liable for any response costs at the Byron site. Neither the Company nor the other designated PRPs are performing any investigation of the nature and extent of the contamination. In December 1996, Keystone, U.S. EPA and the Department of Justice entered into the Fifth Partial Consent Decree to settle Keystone's liability for EPA response costs incurred at the site through April 1994 for a payment of $690,000. Under the agreement Keystone is precluded from recovering any portion of the $690,000 settlement payment from other parties to the lawsuit. In January 1997, Keystone paid the $690,000 settlement. Keystone will remain potentially liable for EPA response costs incurred after April 30, 1994, and natural resource damage claims, if any, that may be asserted in the future. Keystone recovered a portion of the $690,000 payment from its insurer. In March 1997, U.S. EPA issued a Proposed Remedial Action Plan ("PRAP") recommending that a limited excavation of contaminated soils be performed at an estimated cost of $63,000, that a soil cover be placed over the site, an on-site groundwater pump and treat system be installed and operated for an estimated period of 15 years, and that both on-site and off-site groundwater monitoring be conducted for an indefinite period. U.S. EPA's cost estimate for the recommended plan is $5.1 million. U.S. EPA's estimate of the highest cost alternatives evaluated but not recommended in the PRAP is approximately $6 million. The Company filed public comments on May 1, 1997, objecting to the PRAP. In March 1999, Keystone and other PRP's received a CERCLA special notice letter notifying them for the first time of a September 1998 ROD and requesting a commitment on or before May 19, 1999 to perform soils work required by that ROD that was estimated to cost approximately $300,000. In addition, the special notice letter also requested the PRPs to reimburse U.S. EPA for costs incurred at the site since May 1994 in the amount of $1.1 million, as well as for all future costs the U.S. EPA will incur at the site in overseeing the implementation of the selected soils remedy and any future groundwater remedy. Keystone refused to agree to the U.S. EPA's past and future cost demand. In August 1999, U.S. EPA issued a groundwater PRAP with an estimated present value cost of $3 million. Keystone filed public comments opposing the PRAP in September 1999. In October 2002, Keystone and the other remaining PRPs entered into a second Consent Decree with the U.S. EPA, in order to resolve their liability for performance of the U.S. EPA's September 1998 ROD for a soils remedy at the site, for the performance of the U.S. EPA's December 1999 ROD for remedial action regarding the groundwater component of Operable Unit No. 4 at the site, for payment of U.S. EPA's site costs incurred since May 1994 as well as future U.S. EPA oversight costs, and for the transfer of certain funds that may be made available to the PRPs as a result of a consent decree reached between U.S. EPA and another site PRP. Under the terms of the second Consent Decree, and the PRP Agreement was executed to implement the PRPs' performance under that decree, Keystone is required to pay approximately $700,000 (of which approximately $600,000 has already been paid into a PRP Group trust fund), and would remain liable for 18.57% of future U.S. EPA oversight costs as well as a similar share of any unanticipated cost increases in the soils remedial action work. (Under the agreements, the City of Byron, Illinois, would assume responsibility for any cost overruns associated with the municipal water supply components of the groundwater contamination remedy.) The U.S. EPA served the PRP Group in February 2003 with its first oversight cost claim under the second Consent Decree, in the amount of $186,000 for the period from March 1, 2000 to November 25, 2002. Keystone's share of that claim is approximately $35,000. The U.S. EPA has also requested changes to the groundwater monitoring program at the site that may require future increases in the PRP Group's groundwater monitoring reserves. In September 2002, the IAG served a demand letter on Keystone and 3 other PRP's seeking recovery of approximately $1.3 million in state cleanup costs incurred at the Byron Salvage Yard site. The PRP's are currently negotiating with the IAG in an attempt to settle this claim. The four PRP's named in the demand letter are also attempting to include other site PRP's in the negotiations. It remains possible that these negotiations could fail and that Keystone's ultimate liability for the Byron Salvage Yard site could increase in a subsequent settlement agreement or as a result of litigation.

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

     In December 1991, DeSoto and approximately 600 other PRPs were named in a complaint alleging DeSoto and the PRPs generated wastes that were disposed of at a Pennsauken, New Jersey municipal landfill. The plaintiffs in the complaint were ordered by the court to show in what manner the defendants were connected to the site. The plaintiffs provided an alleged nexus indicating garbage and construction materials from DeSoto's former Pennsauken facility were disposed of at the site and such waste allegedly contained hazardous material to which DeSoto objected. The claim was dismissed without prejudice in August 1993. In 1996, DeSoto received an amended complaint containing the same allegations. This matter is in discovery stage at June 30, 2003. Sherman has denied any liability with regard to this matter and expects to vigorously defend the action.

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

     In addition to the sites discussed above, Sherman is allegedly involved at various other sites and in related toxic tort lawsuits in which it does not currently expect to incur significant liability.

     Under the terms of a 1990 asset sale agreement, DeSoto established two trust funds totaling $6 million to fund potential clean-up liabilities relating to the assets sold. Sherman has access to the trust funds for any expenses or liabilities it incurs relative to environmental claims relating to the sites identified in the trust agreements. The trust funds are primarily invested in United States Treasury securities and are classified as restricted investments on the balance sheet. In October 2000, one of the trust's term expired and the $3.6 million trust balance was returned to Sherman. As of December 31, 2002 and June 30, 2003, the balance in the trust fund was approximately $385,000 and $268,000 respectively.

Note 8 -  Other commitments and contingencies:

Current litigation

     In July 2001, Sherman received a letter from a law firm advising them that Sears Roebuck & Co. ("Sears") had been named as a defendant in a lead paint personal injury case. Sears claimed contractual indemnity against Sherman and demanded that Sherman defend and indemnify Sears with regard to any losses or damages Sears may sustain in the case. Sears was named as an additional insured on insurance policies in which DeSoto, the manufacturer of the paint, was the named insured. Additional demands were made by Sears in 2002 with regard to additional lead paint cases. DeSoto's insurance carriers were notified of the action and asked to indemnify Sherman with respect to the complaint. Sherman has not indemnified Sears and is unaware if the insurors have agreed to indemnify Sears.

     In May 2002, the Company was notified by an insurance company of a declaratory complaint filed in Cook County Illinois by Sears against the insurance company and a second insurance company (collectively the "Insurance Companies") relative to a certain lead paint personal injury litigation against Sears. It is the Company's understanding that the declaratory complaint has since been amended to include all lead paint cases where Sears has been named as a defendant as a result of paint sold by Sears that was manufactured by DeSoto (now Sherman). Sears was allegedly named as an additional insured on insurance policies issued by the Insurance Companies, in which DeSoto, the manufacturer of the paint, was the named insured. Sears has demanded indemnification from the Insurance Companies. One of the Insurance Companies has demanded indemnification and defense from Sherman. Sherman believes the request for indemnification is invalid. However, such Insurance Company has refused to accept Sherman's response and has demanded that Sherman participate in mediation in accordance with the terms of a prior settlement agreement. Sherman and the Insurance Company are in the process of commencing a mediation. If the mediation process is not successful, Sherman may be sued by the Insurance Companies and, as a result, could be held responsible for all costs incurred by the Insurance Companies in defending Sears and paying for any claims against Sears as well as for the cost of any litigation against Sherman. The total amount of these lead paint litigation related costs and claims could be significant. However, the Company does not have a liability recorded with respect to these matters because the liability that may result, if any, cannot be reasonably estimated at this time.


Note 9 - Earnings per share:

     Net income (loss) per share is based upon the weighted average number of common shares and dilutive securities. A reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share computations of income (loss) before cumulative effect of change in accounting principle is presented below. The effect of the assumed conversion of the Series A Convertible Preferred Stock was antidilutive in the three months ended June 30, 2002 period and the three and six month periods ended June 30, 2003. The dilutive effect of the assumed conversion of the Series A Preferred Stock in the six month ended June 30, 2002 period is calculated from its issuance in March 2002. Keystone stock options were omitted from the calculation because they were antidilutive in all periods presented.

                                                                   Three months ended               Six months ended
                                                                        June 30,                        June 30,
                                                                 2002            2003            2002            2003
                                                                 ----            ----            ----            ----
                                                                                     (In thousands)

Numerator:
  Net income (loss) before cumulative
   effect of change in accounting
   principle                                                 $ 2,004         $(6,162)        $34,017        $(15,168)

  Less  Series A Preferred Stock
   dividends                                                  (1,713)         (1,485)         (1,713)         (2,970)
                                                             -------         -------         -------        ---------
  Basic net income (loss) before
   cumulative effect of change in
   accounting principle                                          291          (7,647)         32,304         (18,138)
    Series A Preferred Stock dividends                          -               -              1,713            -
                                                             -------         -------         -------         --------

  Diluted net income (loss) before
   cumulative effect of change in
   accounting principle                                      $   291         $(7,647)        $34,017         $(18,138)
                                                             =======         =======         =======         ========

Denominator:
  Average common shares outstanding                           10,068          10,068          10,066           10,068
  Dilutive effect of Series A
   Preferred Stock                                              -               -              7,425             -
                                                             -------         -------         -------          -------

  Diluted shares                                              10,068          10,068          17,491           10,068
                                                             =======         =======         =======          =======

Note 10 - Subsequent events:

     In July 2003, Garden Zone purchased Keystone's 51% ownership in Garden Zone for approximately $1.1 million in cash. In addition, Garden Zone repaid a $493,000 advance that had been made in a prior year, and Keystone was released from its guarantee of 51% of Garden Zone's revolving credit facility. Keystone expects to report a pre-tax gain of approximately $800,000 in the third quarter as a result of this transaction.

     In addition, during July 2003, Keystone discontinued substantially all manufacturing operations at its Sherman of Caldwell Inc. ("Caldwell") facility in Caldwell, Texas. Substantially all of Caldwell's equipment will be relocated to other Keystone facilities and customers previously served from the Caldwell facility will in the future be served by Keystone's facilities in Peoria, Illinois and Sherman, Texas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERALL RESULTS OF OPERATIONS:

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

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts including, but not limited to, statements found in this "Management's Discussion And Analysis Of Financial Condition And Results Of Operations," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes", "intends", "may", "should", "could", "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although Keystone believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission including, but not limited to;

o Future supply and demand for the Company's products (including cyclicality thereof),
o    Customer inventory levels,
o Changes in raw material and other operating costs (such as ferrous scrap and energy)
o    General economic conditions,
o    Competitive products and substitute products,
o    Changes in customer and competitor strategies,
o    The impact of pricing and production decisions,
o    The possibility of labor disruptions,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o    Government regulations and possible changes therein,
o Significant increases in the cost of providing medical coverage to employees and retirees,
o    The ultimate resolution of pending litigation,
o International trade policies of the United States and certain foreign countries,
o    Any possible future litigation, and
o Other risks and uncertainties as discussed in this Quarterly Report and the Annual Report, including, without limitation, the section referenced above.

     Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. Keystone disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

     The following table sets forth Keystone's steel and wire production, ferrous scrap costs, sales volume and pricing data for the periods indicated.

                                                             Three months ended               Six months ended
                                                                  June 30,                        June 30,
                                                            2002            2003            2002            2003
                                                            ----            ----            ----            ----
                                                                            (Tons in thousands)

Production volume (tons):
 Billets                                                       209             167             384             338
 Wire rod                                                      192             166             374             332

Average per-ton ferrous scrap
 purchase cost                                                $ 93            $117            $ 88            $112

Sales volume(tons):
 Fabricated wire products                                       85              72             159             139
 Industrial wire                                                28              27              52              52
 Wire rod                                                       80              86             162             150
 Billets                                                        -                8              -               11
                                                              ----            ----            ----            ----

                                                               193             193             373             352
                                                              ====            ====            ====            ====

Per-ton selling prices:
  Fabricated wire products                                    $689            $689            $691            $687
  Industrial wire                                             $447            $437            $446            $441
  Wire rod                                                    $305            $315            $297            $309
  Billets                                                      $ -            $223             $ -            $207
  All steel and wire products                                 $494            $467            $486            $474

     The following table sets forth the components of the Company's net sales for the periods indicated.

                                                             Three months ended               Six months ended
                                                                  June 30,                        June 30,
                                                            2002            2003            2002            2003
                                                            ----            ----            ----            ----
                                                                               (In millions)

Steel and wire products:
  Fabricated wire products                                  $58.4           $49.3          $110.1          $ 95.1
  Industrial wire                                            12.3            12.0            23.4            22.8
  Wire rod                                                   24.6            27.2            48.0            46.2
  Billets                                                     -               1.8             -               2.2
  Other                                                        .4              .3              .6              .6
                                                            -----           -----          ------          ------
                                                             95.7            90.6           182.1           166.9

Lawn and garden products                                      3.3             6.1             7.3            10.9
                                                            -----           -----          ------          ------

                                                            $99.0           $96.7          $189.4          $177.8
                                                            =====           =====          ======          ======

     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                                              Three months ended               Six months ended
                                                                  June 30,                         June 30,
                                                             --------------------           -----------------------
                                                             2002            2003             2002            2003
                                                             ----            ----             ----            ----

Net sales                                                    100.0 %         100.0 %          100.0 %        100.0 %
Cost of goods sold                                             89.1            96.0             89.7           97.0
                                                              -----           -----            -----          -----
Gross profit                                                  10.9 %           4.0 %           10.3 %          3.0 %
                                                             =====            ====            =====           ====

Selling expense                                                1.8 %           2.4 %            1.9 %          2.5 %
General and administrative expense                             5.4 %           3.7 %            5.6 %          4.4 %
Defined benefit pension expense
 (credit)                                                      (.8)%           1.8 %            (.8)%          1.9 %
Corporate expense                                              1.5 %           1.1 %            1.2 %          1.3 %
Gain on early extinguishment of
 debt                                                            - %             - %          (28.9)%            - %

Income (loss) before income taxes
 and cumulative effect of change in
 accounting principle                                          2.1 %          (6.1)%           29.5 %         (8.3)%
Income tax provision                                              -               -             11.4              -
Minority interest in after-tax
  earnings                                                       .1              .3               .1             .2
                                                                ---             ---              ---            ---

Net income (loss) before cumulative
 effect of change in accounting
 principle                                                     2.0 %          (6.4)%           18.0 %         (8.5)%
                                                              ====           =====            =====          =====


     Net sales of $96.7 million in the 2003 second quarter were down 2% from $99.0 million during the same period in 2002. The decline in sales was due to a $27 per-ton decline in steel and wire product selling prices partially offset by a $2.8 million increase in Garden Zone's sales as Garden Zone increased its market penetration. Shipments of wire rod increased 8% while per-ton selling prices of wire rod increased 3%. Industrial wire shipments during the 2003 second quarter declined 4% from the 2002 quarter while per-ton selling prices declined 2%. Fabricated wire product shipments declined 15% during the 2003 second quarter as compared to the 2002 second quarter while per-ton selling prices declined 1%. In addition, during the second quarter of 2003, Keystone sold 8,000 tons of billets as compared to none sold during the 2002 second quarter. The lower per-ton selling price of the Company's steel and wire products during the 2003 second quarter adversely impacted total net sales by $5.2 million. Management believes the decline in shipment volume of wire products during the 2003 second quarter was due to softening demand due in part to prolonged winter weather throughout most of the United States and uncertainties regarding military action in the Middle East. Although high levels of imported steel and wire products continue, these import levels have been somewhat mitigated by former competitors of the Company exiting the marketplace. However, despite this decline in domestic production capacity, rod imports have filled the resulting production shortfall and as such, per-ton selling prices continue to be adversely impacted by the availability of high levels of imported wire rod.

     Net sales of $177.8 million in the first six months of 2003 were down 6% from $189.4 million in the first six months of 2002. This decline in sales was primarily due to a 6% decline in shipments of Keystone's steel and wire products and a $12 per-ton decline in selling prices of the Company's steel and wire products partially offset by a $3.6 million increase in Garden Zone's sales during the first six months of 2003. Garden Zone's sales during the first six months of 2003 amounted to $10.9 million as compared to $7.3 million during the same period in 2002. Wire rod shipments during the first six months of 2003 declined 7% over the first six months of 2002 while per-ton selling prices increased 4%. Industrial wire shipments during the first six months of 2003 approximated those of the first six months of 2002 while per-ton selling prices declined 1%. Fabricated wire products shipments during the first six months of 2003 declined 13% as compared to the first six months of 2002 while per-ton selling prices declined 1%. Despite increases in per-ton selling prices of wire rod, overall average per-ton selling prices declined between the first six months of 2002 and 2003 due to change in mix resulting from volume declines in fabricated wire products. Management believes the decline in shipment volume during the first six months of 2003 was due to large volumes of import product and softening demand due in part to prolonged winter weather throughout most of the United States and uncertainties regarding military action in the Middle East during the first six months of 2003.

     Billet production during the second quarter of 2003 decreased 42,000 tons or 20% to 167,000 tons from 209,000 tons during the second quarter of 2002. The primary reason for the lower production levels during the 2003 second quarter was intentional production curtailments as a result of weakening demand and excess inventory levels. Wire rod production during the second quarter of 2003 declined to 166,000 tons as compared to production of 192,000 tons in the 2002 second quarter, primarily as a result of the lower billet production during the 2003 second quarter.

     The lower billet production during the first and second quarters of 2003 as compared to the first two quarters of 2002 resulted in billet production during the first six months of 2003 declining 46,000 tons to 338,000 tons from 384,000 tons during the first six months of 2002. Lower wire rod production during the first and second quarters of 2003 as compared to the 2002 first and second quarters resulted in a decline of 42,000 tons of wire rod produced during the first six months of 2003 to 332,000 tons from 374,000 tons during the first six months of 2002. The low wire rod production during the first six months of 2003 was due primarily to the lower billet production and unplanned production outages during the 2003 first quarter to effect repairs to the Company's rod mill.

     Gross profit during the 2003 second quarter declined to $3.8 million from $10.8 million in the 2002 second quarter as the Company's gross margin declined from 10.9% in the 2002 period to 4.0% in the 2003 second quarter. This decline in gross margin was due primarily to the lower overall average per-ton steel and wire product selling prices and higher costs for ferrous scrap, Keystone's primary raw material. The higher ferrous scrap costs during the 2003 second quarter adversely impacted gross profit by $4.3 million. In addition, during the 2002 second quarter, Keystone received $400,000 of insurance proceeds from business interruption policies related to incidents in prior years as compared to none received during the 2003 second quarter.

     Gross profit during the first six months of 2003 declined to $5.3 million from $19.5 million in the first six months of 2002 as the Company's gross margin declined from 10.3% to 3.0%. This decline in gross margin was due primarily to lower overall average per-ton selling prices of the Company's steel and wire products combined with substantially higher costs for ferrous scrap as well as higher costs for natural gas all partially offset by increased production efficiencies in the Company's steel and wire mills. The higher costs for ferrous scrap and natural gas adversely impacted gross profit by $8.8 million and $2.3 million, respectively. In addition, during the first six months of 2002, Keystone received $800,000 of insurance proceeds from business interruption policies related to incidents in prior years as compared to none received during the first six months of 2003.

     Selling expense was $2.3 million during the second quarter of 2003 as compared to $1.7 million during the 2002 second quarter. Selling expense of $4.5 million during the first six months of 2003 was approximately $960,000 higher than the same period in 2002. The primary reasons for the increased selling expenses during the 2003 periods were increased advertising costs and employee related expenses.

     General and administrative expenses during the 2003 second quarter declined from $5.3 million in the 2002 second quarter to $3.6 million due primarily to lower employee related and travel costs. Due to the decline in general and administrative expenses during each of the first and second quarters of 2003 as compared to the 2002 first and second quarters, general and administrative expenses for the first six months of 2003 declined $2.7 million from $10.5 million in 2002 to $7.8 million in 2003.

     During the second quarter of 2003, Keystone recorded defined benefit pension expense of $1.7 million as opposed to a $750,000 credit recorded in the first quarter of 2002. During the first six months of 2003, Keystone recorded defined benefit pension expense of $3.4 million as opposed to a $1.5 million credit recorded during the first six months of 2002. Keystone currently anticipates the total 2003 pension expense will approximate $6.8 million. The anticipated higher pension expense in 2003 is due primarily to a $50 million decline in plan assets during 2002 and the resulting lower expected return on plan assets component of defined benefit pension plan expense. However, the Company does not anticipate cash contributions for defined benefit pension plans will be required in 2003.

     General corporate expenses during the second quarter of 2003 declined from $1.5 million during the 2002 second quarter to $1.0 million. The primary reason for this decline was due primarily to the higher legal and professional fees during the 2002 second quarter. These legal and professional fees were related primarily to the Company's debt restructuring completed in the 2002 first quarter. General corporate expenses during the first six months of 2003 in the amount of $2.3 million were relatively unchanged from the first six months of 2002.

     Interest expense in the second quarter of 2003 was higher than the second quarter of 2002 due principally to higher debt levels partially offset by lower interest rates. Average borrowings by Keystone approximated $109.2 million in the second quarter of 2003 as compared to $97.1 million in the second quarter of 2002. During the second quarter of 2003, Keystone's weighted-average interest rate was 2.8% per annum as compared to 3.0% per annum in the second quarter of 2002.

     Interest expense in the first half of 2003 was lower than the first half of 2002 due principally to lower debt levels and interest rates. Average borrowings by Keystone approximated $106.3 million in the first half of 2003 as compared to $116.5 million in the first half of 2002. During the first half of 2003, Keystone's weighted-average interest rate was 2.8% per annum as compared to 5.8% per annum in the first half of 2002.

     As a result of the Company's debt restructuring completed in March 2002, Keystone recognized a $54.7 million pre-tax gain ($33.1 million net of tax) in the first half of 2002.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 5 to the Consolidated Financial Statements. At June 30, 2003, the Company had recorded a deferred tax asset valuation allowance of $92.1 million resulting in no net deferred tax assets. Keystone periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the recorded valuation allowance related to its deferred tax assets in the future. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing a tax benefit associated with its expected pre-tax losses during 2003 will be appropriate.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, negative goodwill of approximately $20.0 million recorded at December 31, 2001 was eliminated as a cumulative effect of change in accounting principle.

     As a result of the items discussed above, Keystone recorded a net loss during the second quarter of 2003 of $6.2 million as compared to net income of $2.0 million in the second quarter of 2002, and a net loss during the first half of 2003 of $15.2 million as compared to net income in the first half of 2002 of $54.0 million.

SEGMENT RESULTS OF OPERATIONS:

     Keystone's operating segments are defined as components of consolidated operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company's chief operating decision maker is Mr. David L. Cheek, President and Chief Executive Officer of Keystone. Each operating segment is separately managed, and each operating segment represents a strategic business unit offering different products. During 2003, the Company expanded the composition of its reportable segments. The corresponding segment information for prior periods has been restated to conform to the current year presentation. See Note 2 to the Consolidated Financial Statements.

     The Company's operating segments are organized along its manufacturing facilities and include three reportable segments: (i) Keystone Steel and Wire ("KSW") which manufacturers and sells wire rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets, (ii) Engineered Wire Products ("EWP") which manufactures and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges, and (iii) Garden Zone which distributes wire, plastic and wood lawn and garden products to retailers. Keystone owns 51% of Garden Zone. In July 2003, Keystone sold its 51% ownership in Garden Zone. See Note 10 to the Consolidated Financial Statements. Keystone also operates three businesses that do not constitute reportable business segments. These businesses sell wire and wire products for agricultural, industrial, construction, commercial, original manufacturers and retail consumer markets. The results of operations of these businesses are aggregated and included under the "All Other" heading in the following tables.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that (i) defined benefit pension expense for each segment is recognized and measured on the basis of estimated current service cost of each segment, with the remainder of the Company's net defined benefit pension expense or credit not allocated to each segment but still is reported as part of operating profit or loss, (ii) segment OPEB expense is recognized and measured based on the basis of the estimated expense of each segment, with the remainder of the Company's actual OPEB expense not allocated to each segment but still is reported as part of operating profit or loss, (iii) elimination of intercompany profit or loss on ending inventory balances is not allocated to each segment but still is reported as part of operating profit or loss, (iv) LIFO inventory reserve adjustments are not allocated to each segment but still are reported as a part of operating profit or loss, and (v) amortization of goodwill and negative goodwill are included in general corporate expenses and are not allocated to any segment and are not included in total reported operating profit or loss. General corporate expense also includes OPEB and environmental expense relative to facilities no longer owned by the Company. Intercompany sales between reportable segments are generally recorded at prices that approximate market prices to third-party customers.

                                               Principal
         Business Segment                      entities                    Location                   Products

Keystone Steel & Wire               Keystone Steel & Wire            Peoria, IL            Billets, wire rod, industrial
                                                                                           wire and fabricated wire products

Engineered Wire Products            Engineered Wire Products         Upper Sandusky,       Fabricated wire products
                                                                      OH

Garden Zone                         Garden Zone                      Charleston, SC        Wire, wood and plastic lawn and
                                                                                           garden products

All Other                           Sherman Wire                     Sherman, TX           Industrial wire and fabricated
                                                                                           wire products
                                    Sherman Wire of Caldwell         Caldwell, TX          Industrial wire and fabricated
                                                                                           wire products
                                    Keystone Fasteners               Springdale, AR        Fabricated wire products


                                                              Three months ended                   Six months ended
                                                                   June 30,                            June 30,
                                                          --------------------------         ----------------------------
                                                            2002             2003             2002              2003
                                                            ----             ----             ----              ----
                                                                                  (In thousands)

Revenues:
  Keystone Steel and Wire                                  $ 84,728         $ 84,159          $162,686           $158,103
  Engineered Wire Products                                    9,310            9,844            15,222             15,294
  Garden Zone                                                 3,794            6,224             8,134             11,711
  All other                                                  13,401            9,292            26,302             19,565

  Elimination of intersegment
    revenues                                                (12,228)         (12,770)          (22,898)           (26,835)
                                                           --------         --------          --------           --------

                                                           $ 99,005         $ 96,749          $189,446           $177,838
                                                           ========         ========          ========           ========

Operating profit (loss):
  Keystone Steel and Wire                                  $  3,334         $ (3,295)         $  4,693           $ (8,699)
  Engineered Wire Products                                    1,111              951             1,490              1,157
  Garden Zone                                                   248              670               604                758
  All Other                                                    (507)          (1,303)             (953)            (1,860)
  GAAP adjustments and eliminations                             316             (821)            1,113             (1,862)
                                                           --------         --------          --------           --------

                                                           $  4,502         $ (3,798)         $  6,947           $(10,506)
                                                           ========         ========          ========           ========


Keystone Steel & Wire

     KSW's 2003 second quarter net sales of $84.2 million declined approximately $600,000, or 1%, from the same period during 2002 due primarily to lower shipment volumes. During the 2003 second quarter, KSW sold 1,000 less tons of product than the 2002 second quarter. KSW's per-ton product selling prices during the 2003 second quarter approximated the per-ton selling prices of the 2002 second quarter. During the first six months of 2003, KSW's net sales of $158.1 declined $4.6 million or 3%, from the first six months of 2002 due primarily to lower shipment volumes partially offset by higher product per-ton selling prices. During the first six months of 2003, KSW sold 16,000 less tons of product than the first six months of 2002 at per-ton selling prices that were 2% higher than the same period in 2002. During both the three and six month periods ended June 30, 2003, approximately 11% of KSW's net sales were made to other Keystone entities. The majority of these sales were sales of wire rod.

     During the second quarter of 2003, KSW recorded a $3.3 million operating loss as compared to $3.3 million of operating income recorded during the 2002 second quarter due primarily to the lower selling prices and higher ferrous scrap and natural gas costs during the 2003 second quarter. In addition, during the 2002 second quarter, KSW received $400,000 of insurance proceeds from business interruption policies related to incidents in prior years as compared to none received during the 2003 second quarter. KSW recorded an $8.7 million operating loss during the first six months of 2003 as compared to $4.7 million of operating income recorded during the first six months of 2002 due primarily to the lower selling prices and higher ferrous scrap and natural gas costs during the 2003 second quarter all partially offset by increased production efficiencies in KSW's steel and wire mills. In addition, during the first six months of 2002, KSW received $800,000 of insurance proceeds from business interruption policies related to incidents in prior years as compared to none received in the same period during 2003.

Engineered Wire Products

     EWP's sales of $9.8 million during the second quarter of 2003 were approximately 6% higher than sales during the second quarter of 2002 of $9.3 million due primarily to higher shipment volume as well as higher per-ton product selling prices. EWP's shipment volume during the 2003 second quarter increased 3% over the same quarter in 2002 and per-ton product selling prices also increased 3%. EWP's sales of $15.3 million during the first six months of 2003 approximated EWP's sales during the first six months of 2003 of $15.2 million as a 2% decline in shipment volume was offset by a 2% increase in per-ton product selling prices.

     Despite increased sales by EWP during the 2003 periods as compared to the same periods in 2002, operating income during the second quarter of 2003 declined by $160,000 to $951,000 and operating income during the first six months of 2003 declined by $333,000 to $1.1 million. The primary reasons for the decline in EWP's operating income levels during the 2003 periods as compared to the 2002 periods is an increase in the cost of wire rod, EWP's primary raw material. EWP purchases substantially all of its wire rod requirements from KSW.

Garden Zone

     Garden Zone's net sales during the three months ended June 30, 2003 increased to $6.2 million as compared to $3.8 million during the second quarter of 2002 and during the first six months of 2003 increased to $11.7 million as compared to $8.1 million during the first six months of 2002. The primary reason for these increased sales in both periods were increased market penetration by Garden Zone. These increased sales levels resulted in an increase in operating income during the 2003 periods as compared to the 2002 periods. Garden Zone recorded operating income of $670,000 during the second quarter of 2003 as compared to $248,000 during the 2002 second quarter and Garden Zone recorded operating income of $758,000 during the first six months of 2003 as compared to $604,000 during the first six months of 2002.

All Other

     During the second quarter of 2003, these three locations recorded net sales of approximately $9.3 million as compared to $13.4 million during the second quarter of 2002. During the first six months of 2003, these three locations recorded net sales of $19.6 million as compared to $26.3 million during the first six months of 2002. The primary reason for the decline in sales during the 2003 periods was lower shipment volumes and lower per-ton product selling prices. During the second quarter of 2003 and the first six months of 2003, shipment volume declined 31% and 21%, respectively from the same periods in 2002 due primarily to lower volume at the Sherman Wire of Caldwell facility. In addition, shipment volume at Keystone Fasteners during the 2003 periods were also down significantly from the same periods during 2002 due primarily to increased competition from import producers. In prior periods, the Sherman Wire of Caldwell facility provided substantially all of Keystone Fastener's industrial wire requirements. During 2003, the Company began transitioning the manufacturing of Keystone Fastener's industrial wire to other Keystone facilities. See Note 10 to the Consolidated Financial Statements. The per-ton product selling prices for these locations during the 2003 second quarter and the first six months of 2003 declined by 9% and 6%, respectively from the same periods during 2002. Keystone Fasteners purchases substantially all of its industrial wire requirements, their primary raw material, from either Sherman Wire or Sherman Wire of Caldwell, Inc.

     During the second quarter of 2003, these three locations recorded an operating loss of $1.3 million as compared to a $507,000 operating loss during the 2002 second quarter and during the first six months of 2003, these three locations recorded an operating loss of $1.9 million as compared to a $953,000 loss during the first six months of 2002. The primary reason for the increased operating losses during the 2003 periods was the lower volume and overall per-ton product selling prices and higher cost for wire rod. These locations purchase substantially all of their wire rod requirements from KSW.

     GAAP adjustments and eliminations in the above table consisted primarily of adjustments to reflect the difference between the defined benefit pension expense or credit and OPEB expense allocated to the segments and the actual expense or credit included in the determination of operating profit or loss. GAAP adjustments and eliminations included a defined benefit pension credit of $1.6 million during the three months ended June 30, 2002 and defined benefit pension expense of $926,000 during the three months ended June 30, 2003. GAAP adjustments and eliminations included a defined benefit pension credit of $3.1 million during the six months ended June 30, 2002 and defined benefit pension expense of $1.9 million during the six months ended June 30, 2003. During the three month and six month periods ended June 30, 2002, GAAP adjustments and eliminations included OPEB expense of $1.1 million and $2.2 million, respectively. GAAP adjustments and eliminations did not include any OPEB expense during the 2003 periods.

Outlook for 2003

     Due to continued high levels of steel and wire product imports, management currently believes capacity utilization and shipment volumes in 2003 will be less than 2002 levels and overall average per-ton selling prices for the year 2003 will be less than those of 2002. In addition, management currently believes these volumes and overall average per-ton selling prices combined with anticipated continued higher energy costs, higher scrap costs and an $8.4 million increase in defined benefit pension expense will result in Keystone recording a loss before income taxes and cumulative effect of change in accounting principle for calendar 2003 in excess of the comparable amount in 2002 (exclusive of the $54.7 million gain in 2002 on early extinguishment of debt). The Company does not currently anticipate that recognizing a tax benefit associated with its pre-tax losses during 2003 will be appropriate.

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

     At June 30, 2003 Keystone had negative working capital of $79.4 million, including $2.6 million of notes payable and current maturities of long-term debt, $30.0 million of long-term debt classified as current as a result of the Company's failure to comply with certain financial covenants in the Keystone Revolver as well as outstanding borrowings under the Company's revolving credit facilities of $45.1 million. The outstanding borrowings under Keystone's revolving credit facilities at June 30, 2003 include $3.1 million outstanding under Garden Zone's revolving credit facility. In July 2003, Keystone sold its 51% interest in Garden Zone. See Note 10 to the Consolidated Financial Statements. The amount of available borrowings under these revolving credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. At June 30, 2003, unused credit available for borrowing under Keystone's $45 million revolving credit facility (the "Keystone Revolver"), which expires in March 2005 and EWP's $7 million revolving credit facility, which expires in June 2004, (the "EWP
Revolver") were $4.5 million and $2.9 million, respectively. The Keystone Revolver requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. A wholly-owned subsidiary of Contran has agreed to loan Keystone up to an aggregate of $6 million under the terms of a revolving credit facility that matures on August 31, 2003. Through August 13, 2003, the Company had not borrowed any amounts under such facility.

     During the first six months of 2003, notes and accounts receivable increased by $21.0 million and inventories declined by $10.1 million. These changes in accounts receivable and inventory balances from December 31, 2002 to June 20, 2003 are consistent with trends in prior years. The Company's business is highly seasonal due to Keystone's principal wire products markets, including the agricultural and construction markets. As a result of this seasonality, the Company must typically build inventory levels during the first and fourth quarters of each year in order to serve its customers thoughout the peak selling season that generally lasts through May of each year. During the second quarter of each year, these high inventory levels are reduced as the inventory is converted to sales and there is a corresponding seasonal increase in accounts receivable balances.

     Keystone's total debt balances during the first six months of 2003 increased by $12.7 million. The Company's operations used $11.4 million of cash, including the net use of $10.9 million related to accounts receivables and inventories discussed above, capital expenditures amounted to $1.5 million and Keystone made principal payments of $1.1 million on long-term debt. These uses of cash resulted in an increase of $13.7 million in borrowings under the Company's revolving credit facilities.

     During the first half of 2003, Keystone made capital expenditures of $1.5 million as compared to $3.3 million in the first half of 2002. Capital expenditures for calendar year 2003 are currently estimated to be approximately $3.0 million and are related primarily to upgrades of production equipment. Keystone currently anticipates these capital expenditures will be funded using cash flows from operations together with borrowing availability under the Company's credit facilities.

     See Notes 7 and 8 to the Consolidated Financial Statements for discussions of the Company's environmental liabilities and current litigation.

     The Company periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. At June 30, 2003, the Company expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax deductions. Although, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes the gross deferred tax assets may not currently meet the "more-likely-than-not" realizability test. As such, at June 30, 2003 the Company has a deferred tax asset valuation allowance of approximately $92.1 million. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could change the valuation allowance related to its deferred tax assets in the future. The Company does not currently expect it will be appropriate to recognize a tax benefit associated with its expected pre-tax losses during 2003.

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

     At June 30, 2003, Keystone was not in compliance with certain financial covenants included in the Keystone Revolver. Under the terms of the Keystone Revolver, failure to comply with these covenants is considered an event of default and gives the lender the right to accelerate the maturity of both the Keystone Revolver and the Keystone Term Loan. The Company is currently negotiating with the Keystone Revolver and Keystone Term Loan lender to obtain waivers of such financial covenants or otherwise amend the respective loan agreements to cure the defaults. There can be no assurance Keystone will be successful in obtaining such waivers or amendments, and if Keystone is unsuccessful, there is no assurance the Company would have the liquidity or other financial resources sufficient to repay the Keystone Revolver and the Keystone Term Loan if such indebtedness is accelerated. The indenture governing Keystone's 8% Notes provides the holders of such Notes with the right to accelerate the maturity of the Notes in the event of a default by Keystone resulting in acceleration of the maturity of any of the Company's other secured debt.

     Management currently believes funds available under the Company's credit facilities will be sufficient to fund the anticipated needs of the Company's operations and capital improvements for the year ending December 31, 2003. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, interest rates, repayments of long-term debt, capital expenditures, and available borrowings under the Company's credit facilities. However, there are many factors that could cause actual future results to differ materially from management's current assessment, as discussed above, and actual results could differ materially from those forecasted or expected which could materially adversely effect the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end-user markets or market share, the inability to maintain satisfactory billet and wire rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. There can be no assurance the Company would be able to obtain an adequate amount of additional financing. See Notes 13 and 15 to the Consolidated Financial Statements in the Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, the Company's President and Chief Executive Officer, and Bert E. Downing, Jr., the Company's Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the Company's disclosure controls and procedures as of June 30, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     The Company also maintains a system of internal controls over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP)", and includes those policies and procedures that:


o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company,
o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and
o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

There has been no change to the Company's system of internal controls over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

     Reference is made to disclosure provided under the caption "Current litigation" in Notes 7 and 8 to the Consolidated Financial Statements.


ITEM 6. Exhibits and Reports on Form 8-K

(a) The Company has retained a signed original of any exhibit listed below that contains signatures, and the Company will provide any such exhibit to the Commission or its staff upon request. The following exhibit is included herein:

     4.1 Third Amendment to Amended and Restated EWP Bridge Loan Agreement dated as of June 30, 2003, by and between Registrant and EWP Financial LLC.

     4.2 Fourth Amendment to Amended and Restated EWP Bridge Loan Agreement dated as of July 31, 2003, by and between Registrant and EWP Financial LLC.

     31.1 Chief Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Chief Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Chief Executive and Chief Financial Officers' Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K filed during the quarter ended June 30, 2003:

        None.

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Keystone Consolidated Industries, Inc.
                                               (Registrant)



Date:  August 19, 2003              By /s/Bert E. Downing, Jr.
                                       -------------------------------------
                                       Bert E. Downing, Jr.
                                       Vice President, Chief Financial
                                       Officer, Corporate Controller
                                       and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)