Form 10-Q
period 2003-09-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2003-11-19
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period September 30, 2003

                         Commission file number 1-3919


                     Keystone Consolidated Industries, Inc.
             (Exact name of registrant as specified in its charter)


          Delaware                                     37-0364250
-------------------------------                   --------------------
(State or other jurisdiction of                     I.R.S. Employer
 incorporation or organization)                    Identification No.)

    5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, TX 75240-2697
         (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:    (972) 458-0028

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

                           Yes  _____                         No   X
                                                                 -----

Number of shares of common stock outstanding at November 14, 2003: 10,068,450

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                      Page
                                                                     number

PART I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements

                  Consolidated Balance Sheets - December 31, 2002
                   and September 30, 2003                             3-4

                  Consolidated Statements of Operations - Three months
                   and nine months ended September 30, 2002 and 2003  5-6

                  Consolidated Statements of Cash Flows - Nine months
                   ended September 30, 2002 and 2003                   7

                  Consolidated Statement of Stockholders'
                   Deficit - Nine months ended September 30, 2003      8

                  Notes to Consolidated Financial Statements          9-24

  Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations               25-38

  Item 4.         Controls and Procedures                              39


PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings                                    40

  Item 6.         Exhibits and Reports on Form 8-K                     40

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                       December 31,    September 30,
                                 ASSETS                   2002             2003
                                                       -----------     -------------

Current assets:
  Notes and accounts receivable ..................       $ 22,578       $ 35,849
  Inventories ....................................         50,089         27,729
  Prepaid expenses and other .....................            893          3,093
                                                         --------       --------

     Total current assets ........................         73,560         66,671
                                                         --------       --------

Property, plant and equipment ....................        373,833        368,737
Less accumulated depreciation ....................        253,849        259,772
                                                         --------       --------

     Net property, plant and equipment ...........        119,984        108,965
                                                         --------       --------

Other assets:
  Restricted investments .........................          5,730          5,720
  Unrecognized net pension obligation ............         11,852         11,852
  Deferred financing costs .......................          2,319          1,785
  Goodwill .......................................            752            752
  Other ..........................................          1,298          1,208
                                                         --------       --------

     Total other assets ..........................         21,951         21,317
                                                         --------       --------

                                                         $215,495       $196,953
                                                         ========       ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


 LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                      December 31,   September 30,
                                                         2002            2003
                                                      ------------   -------------

Current liabilities:
  Notes payable and current maturities of
    long-term debt ...............................     $  33,935      $  68,522
  Accounts payable ...............................        23,696         20,078
  Accounts payable to affiliates .................         1,448          2,505
  Accrued OPEB cost ..............................        11,372         11,385
  Accrued preferred stock dividends ..............         4,683          9,138
  Other accrued liabilities ......................        40,216         40,006
                                                       ---------      ---------

      Total current liabilities ..................       115,350        151,634
                                                       ---------      ---------

Noncurrent liabilities:
  Long-term debt .................................        63,306         32,240
  Accrued OPEB cost ..............................       102,717        108,085
  Accrued pension costs ..........................        48,571         53,744
  Other ..........................................        20,337         17,497
                                                       ---------      ---------

      Total noncurrent liabilities ...............       234,931        211,566
                                                       ---------      ---------

Minority interest ................................             2           --
                                                       ---------      ---------

Redeemable Series A preferred stock ..............         2,112          2,112
                                                       ---------      ---------

Stockholders' deficit:
  Common stock ...................................        10,798         10,798
  Additional paid-in capital .....................        48,388         43,933
  Accumulated other comprehensive loss -
   pension liabilities ...........................      (170,307)      (170,307)
  Accumulated deficit ............................       (25,767)       (52,771)
  Treasury stock, at cost ........................           (12)           (12)
                                                       ---------      ---------

      Total stockholders' deficit ................      (136,900)      (168,359)
                                                       ---------      ---------

                                                       $ 215,495      $ 196,953
                                                       =========      =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                       Three months ended       Nine months ended
                                          September 30,            September 30,
                                        2002        2003         2002        2003
                                        ----        ----         ----        ----

  Net sales .......................   $ 83,844    $ 80,452    $ 273,290    $ 258,290
  Cost of goods sold ..............     79,510      83,712      249,412      256,287
                                      --------    --------    ---------    ---------
    Gross margin ..................      4,334      (3,260)      23,878        2,003
                                      --------    --------    ---------    ---------

  Selling expense .................      1,666       1,687        5,240        6,221
  General and administrative ......      5,708       5,418       16,231       13,253
  Defined benefit pension expense
  (credit)                                 297       1,774       (1,203)       5,174
                                      --------    --------    ---------    ---------
                                         7,671       8,879       20,268       24,648
                                      --------    --------    ---------    ---------

      Operating income (loss) .....     (3,337)    (12,139)       3,610      (22,645)
                                      --------    --------    ---------    ---------

General corporate income (expense):
  Corporate expense ...............       (645)         87       (2,849)      (2,254)
  Interest expense ................       (937)       (942)      (4,584)      (3,024)
  Interest income .................         22          18           63           38
  Gain on early extinguishment of
   debt ...........................       --          --         54,739         --
  Gain on sale of business units ..       --         1,073         --          1,073
  Other income (expense), net .....        (12)         34           25          107
                                      --------    --------    ---------    ---------
                                        (1,572)        270       47,394       (4,060)
                                      --------    --------    ---------    ---------

  Income (loss) before income taxes
   and cumulative effect of change
   in accounting principle ........     (4,909)    (11,869)      51,004      (26,705)

Provision for income taxes ........       --          --         21,622         --

Minority interest in after-tax
  earnings (losses) ...............       (108)        (33)         166          299
                                      --------    --------    ---------    ---------

Income (loss) before cumulative
 effect of change in accounting
 principle ........................     (4,801)    (11,836)      29,216      (27,004)

Cumulative effect of change in
 accounting principle .............       --          --         19,998         --
                                      --------    --------    ---------    ---------

   Net income (loss) ..............     (4,801)    (11,836)      49,214      (27,004)

Dividends on preferred stock ......      1,485       1,485        3,198        4,455
                                      --------    --------    ---------    ---------

Net income (loss) available for
 common shares ....................   $ (6,286)   $(13,321)   $  46,016    $ (31,459)
                                      ========    ========    =========    =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                      (In thousands, except per share data)

                                       Three months ended          Nine months ended
                                          September 30,               September 30,
                                       2002           2003         2002         2003
                                       ----           ----         ----         ----

Basic earnings (loss) per share available for common shares:

  Income (loss) before cumulative
   effect of change in accounting
   principle ....................   $     (.63)   $    (1.32)   $     2.58   $    (3.12)

  Cumulative effect of change in
   accounting principle .........         --            --            1.99         --
                                    ----------    ----------    ----------   ----------

    Net income (loss) ...........   $     (.63)   $    (1.32)   $     4.57   $    (3.12)
                                    ==========    ==========    ==========   ==========

Basic shares outstanding ........       10,068        10,068        10,067       10,068
                                    ==========    ==========    ==========   ==========

Diluted earnings (loss) per share
 available for common shares:

  Income (loss) before cumulative
   effect of change in accounting
   principle ....................   $     (.63)   $    (1.32)   $     1.46   $    (3.12)

  Cumulative effect of change in
   accounting principle .........         --            --            1.00         --
                                    ----------    ----------    ----------   ----------

    Net income (loss) ...........   $     (.63)   $    (1.32)   $     2.46   $    (3.12)
                                    ==========    ==========    ==========   ==========

Diluted shares outstanding ......       10,068        10,068        19,967       10,068
                                    ==========    ==========    ==========   ==========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Nine months ended
                                                               September 30,
                                                              2002        2003
                                                              ----        ----

Cash flows from operating activities:
  Net income (loss) ....................................   $ 49,214    $(27,004)
  Depreciation and amortization ........................     13,105      12,490
  Amortization of deferred financing costs .............        498         557
  Deferred income taxes ................................     21,622        --
  Non-cash defined benefit pension expense (credit) ....     (1,203)      5,173
  Non-cash OPEB expense ................................      3,670       5,381
  Gain on early extinguishment of debt .................    (54,739)       --
  Cumulative effect of change in accounting principle ..    (19,998)       --
  Other, net ...........................................        250      (1,136)
  Change in assets and liabilities:
    Notes and accounts receivable ......................     (8,499)    (14,463)
    Inventories ........................................     (4,507)     16,373
    Accounts payable ...................................        166        (605)
    Other, net .........................................      5,468      (4,302)
                                                           --------    --------

      Net cash provided (used) by operating activities .      5,047      (7,536)
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures .................................     (4,803)     (2,352)
  Proceeds from sale of business units .................       --         3,344
  Collection of notes receivable .......................      1,127          75
  Other, net ...........................................        166        (650)
                                                           --------    --------

      Net cash provided (used) by investing activities .     (3,510)        417
                                                           --------    --------

Cash flows from financing activities:
  Revolving credit facilities, net .....................    (13,106)      9,102
  Other notes payable and long-term debt:
    Additions ..........................................     15,066         109
    Principal payments .................................     (1,025)     (2,069)
  Deferred financing costs paid ........................     (2,472)        (23)
                                                           --------    --------

      Net cash provided (used) by financing activities .     (1,537)      7,119
                                                           --------    --------

Net change in cash and cash equivalents ................       --          --

Cash and cash equivalents, beginning of period .........       --          --
                                                           --------    --------

Cash and cash equivalents, end of period ...............   $   --      $   --
                                                           ========    ========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amount capitalized ................   $  2,739    $  2,138
    Income taxes .......................................        108          52

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                      Nine months ended September 30, 2003
                                 (In thousands)


                                                    Accumulated
                                                       other
                                                   comprehensive
                                        Additional     loss -
                                Common    paid-in     pension  Accumulated  Treasury
                                stock     capital   liabilities  deficit     stock      Total
                                ------  ----------  ----------- ----------  --------    -----

Balance - December 31, 2002    $10,798   $ 48,388    $(170,307)   $(25,767)   $(12)   $(136,900)

Net loss ...................      --         --           --       (27,004)    --       (27,004)

Preferred stock dividends ..      --       (4,455)        --          --       --        (4,455)
                               -------   --------    ---------    --------    ----    ---------

Balance - September 30, 2003   $10,798   $ 43,933    $(170,307)   $(52,771)   $(12)   $(168,359)
                               =======   ========    =========    ========    ====    =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     The consolidated balance sheet of Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") at December 31, 2002 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2003 and the consolidated statements of operations and cash flows for the interim periods ended September 30, 2002 and 2003, and the consolidated statement of common stockholders' deficit for the interim period ended September 30, 2003, have each been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

     At September 30, 2003, Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons, beneficially owned approximately 50% of the outstanding common stock of the Company. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee. Keystone may be deemed to be controlled by Contran and Mr. Simmons. At September 30, 2003, Contran also owned 54,956 shares of the 59,399 shares of the Company's outstanding Redeemable Series A Preferred Stock. Effective March 15, 2003, each share of Series A Preferred Stock is convertible, at the option of the holder, into 250 shares of the Company's common stock (equivalent to a $4.00 per share exchange rate).

     As discussed in Note 4, at September 30, 2003, the Company was not in compliance with certain financial covenants included in its primary revolving credit facility. In addition, Keystone management expects to report a net loss for the year ending December 31, 2003, and management currently believes its available credit facilities may not be sufficient to fund the anticipated needs of the Company's operations and capital expenditures for the foreseeable future. The Company's inability to obtain adequate additional sources of liquidity or achieve sufficient reduction in its operating costs could have a material adverse effect on the Company's ability to continue as a going-concern.

     Employee stock options. As disclosed in the Annual Report, Keystone accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is equal to or greater than the market price on the grant date. Compensation cost related to stock options recognized by the Company in accordance with APBO No. 25 was nil during the interim periods ended September 30, 2002 and 2003.

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

                                             Three months ended            Nine months ended
                                                September 30,                September 30,
                                             ------------------            -----------------
                                             2002          2003            2002         2003
                                             ----          ----            ----         ----
                                                             (In thousands)

Net income (loss) available for
 common shares as reported ............   $   (6,286)  $  (13,321)   $   46,016    $  (31,459)
Adjustments, net of applicable
 income tax effects:
  Stock-based employee compensation
   expense under APBO No. 25 ..........         --           --            --            --
  Stock-based employee compensation
   expense under SFAS No. 123 .........          (43)        --            (142)          (25)
                                          ----------   ----------    ----------    ----------

Pro forma net income (loss)
 available for common shares ..........   $   (6,329)  $  (13,321)   $   45,874    $  (31,484)
                                          ==========   ==========    ==========    ==========

Basic net income (loss)
 available for common shares per share:
 As reported ..........................   $     (.63)  $    (1.32)   $     4.57    $    (3.12)
 Pro forma ............................   $     (.63)  $    (1.32)   $     4.56    $    (3.12)

Diluted net income (loss)
 available for common shares per share:
 As reported ..........................   $     (.63)  $    (1.32)   $     2.46    $    (3.12)
 Pro forma ............................   $     (.63)  $    (1.32)   $     2.45    $    (3.12)

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

     The Company's operating segments are organized along its manufacturing facilities and include two reportable segments: (i) Keystone Steel and Wire ("KSW") which manufacturers and sells wire rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets and, (ii) Engineered Wire Products ("EWP") which manufactures and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges.

     Prior to July 2003, the Company owned a 51% interest in Garden Zone, a distributor of wire, plastic and wood lawn and garden products to retailers. In July 2003, Garden Zone purchased Keystone's 51% ownership in Garden Zone.

     In addition, prior to July 2003, Keystone also operated three businesses that did not constitute reportable business segments. These businesses sold wire and wire products for agricultural, industrial, construction, commercial, original manufacturers and retail consumer markets. The results of operations of these businesses are aggregated and included under the "All Other" heading in the following tables. During July 2003, Keystone transferred its operations at one of these three businesses to other Keystone facilities, and during August 2003 Keystone sold another of the businesses. As a result, as of August 2003, the "All Other" heading in the following tables only includes Sherman Wire.

     Keystone is also engaged in a scrap recycling joint venture through its 50% interest in Alter Recycling Company, L.L.C. ("ARC"), an unconsolidated equity affiliate.

     KSW's products and EWP's products are distributed primarily in the Midwestern, Southwestern and Southeastern United States. Garden Zone's products were distributed primarily in the Southeastern United States.

Business Segment            Principal entities           Location

Keystone Steel & Wire       Keystone Steel & Wire        Peoria, Illinois

Engineered Wire Products    Engineered Wire Products     Upper Sandusky, Ohio

Garden Zone                 Garden Zone (1)              Charleston, South
                                                         Carolina

All other                   Sherman Wire                 Sherman, Texas
                            Sherman Wire
                            of Caldwell, Inc. (2)        Caldwell, Texas
                            Keystone Fasteners (3)       Springdale, Arkansas

(1)  51.0% subsidiary - interest sold in July 2003.
(2)  Transferred  operations  in July 2003 to Sherman Wire and Keystone  Steel &
     Wire.
(3)  Business sold in August 2003.


     The net proceeds from the sale of Garden Zone and Keystone Fasteners aggregated $3.3 million. The gain on the sale of these businesses, as well as the results of operations of each of Garden Zone and Keystone Fasteners are not significant, individually and in the aggregate. Accordingly, the Company has elected not to present their results of operations as discontinued operations for all periods presented due to their immateriality.

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that (i) defined benefit pension expense for each segment is recognized and measured on the basis of estimated current service cost of each segment, with the remainder of the Company's net defined benefit pension expense or credit not allocated to each segment but still is reported as part of operating profit or loss, (ii) segment OPEB expense is recognized and measured based on the basis of the estimated expense of each segment with the remainder of the Company's actual OPEB expense not allocated to each segment but still is reported as part of operating profit or loss, (iii) elimination of intercompany profit or loss on ending inventory balances is not allocated to each segment but still is reported as part of operating profit or loss, (iv) LIFO inventory reserve adjustments are not allocated to each segment but still are reported as part of operating profit or loss, and (v) amortization of goodwill and negative goodwill are included in general corporate expenses and are not allocated to any segment and are not included in total reporting operating profit or loss. General corporate expenses also includes OPEB and environmental expenses relative to facilities no longer owned by the Company. Intercompany sales between reportable segments are generally recorded at prices that approximate market prices to third-party customers.

     Segment assets are comprised of all assets attributable to each reportable operating segment. Corporate assets consist principally of pension related assets, restricted investments, deferred tax assets and corporate property, plant and equipment.

                                                                                                             GAAP
                                                                                                         Adjustments,
                                                                                                           Corporate
                                                                                                             Items
                                                                   Garden        All        Segment           and
                                         KSW           EWP          Zone        Other        Total       Eliminations       Total
                                         ---           ---         ------       -----       -------      ------------       -----
                                                                              (In thousands)

Three months ended September 30, 2002:

  Third party net sales                 $ 63,679      $10,692      $ 1,190      $ 8,283     $ 83,844        $   -          $ 83,844
  Intercompany sales                       9,420         -             157        2,161       11,738         (11,738)          -
                                        --------      -------      -------      -------     --------        --------       --------

                                        $ 73,099      $10,692      $ 1,347      $10,444     $ 95,582        $(11,738)      $ 83,844
                                        ========      =======      =======      =======     ========        ========       ========

Operating income (loss)                 $ (1,447)     $ 1,025      $  (200)     $(1,305)    $ (1,927)       $ (1,410)       $(3,337)
                                        ========      =======      =======      =======     ========        ========        =======

Three months ended September 30, 2003:

  Third party net sales                 $ 64,712      $11,559      $   352      $ 3,829     $ 80,452        $   -          $ 80,452
  Intercompany sales                       6,518         -              19        1,756        8,293          (8,293)          -
                                        --------      -------      -------      -------     --------        --------       --------

                                        $ 71,230      $11,559      $   371      $ 5,585     $ 88,745        $ (8,293)      $ 80,452
                                        ========      =======      =======      =======     ========        ========       ========

Operating income (loss)                 $ (7,671)     $ 1,136      $   (58)     $(1,380)    $ (7,973)       $ (4,166)      $(12,139)
                                        ========      =======      =======      =======     ========        ========       ========

Nine months ended September 30, 2002:

  Third party net sales                 $209,635      $25,914      $ 8,445      $29,296     $273,290        $   -          $273,290
  Intercompany sales                      27,618         -           1,036        7,450       36,104         (36,104)          -
                                        --------      -------      -------      -------     --------        --------       --------

                                        $237,253      $25,914      $ 9,481      $36,746     $309,394        $(36,104)      $273,290
                                        ========      =======      =======      =======     ========        ========       ========

Operating income (loss)                 $  3,246      $ 2,515      $   404      $(2,258)    $  3,907        $   (297)      $  3,610
                                        ========      =======      =======      =======     ========        ========       ========

Nine months ended September 30, 2003:

  Third party net sales                 $205,380      $26,853      $11,203       $14,854    $258,290        $   -          $258,290
  Intercompany sales                      23,953         -             879        10,296      35,128         (35,128)          -
                                        --------      -------      -------       -------    --------        --------       --------

                                        $229,333      $26,853      $12,082       $25,150    $293,418        $(35,128)      $258,290
                                        ========      =======      =======       =======    ========        ========       ========

Operating income (loss)                 $(16,370)     $ 2,293      $   700       $(3,240)   $(16,617)       $ (6,028)      $(22,645)
                                        ========      =======      =======       =======    ========        ========       ========

                                                                                                             GAAP
                                                                                                         Adjustments,
                                                                                                           Corporate
                                                                                                             Items
                                                                   Garden        All        Segment           and
                                         KSW           EWP          Zone        Other        Total       Eliminations       Total
                                         ---           ---         ------       -----       -------      ------------       -----
                                                                              (In thousands)

Year ended December 31, 2002:

  Third party net sales                 $243,039      $31,247      $ 9,523      $ 34,171    $317,980        $   -          $317,980
  Intercompany sales                      31,839         -           1,221         9,398      42,458         (42,458)          -
                                        --------      -------      -------      --------    --------        --------       -----
                                        $274,878      $31,247      $10,744      $ 43,569    $360,438        $(42,458)      $317,980
                                        ========      =======      =======      ========    ========        ========       ========
  Depreciation and
   amortization                         $ 14,693      $ 1,006      $    -       $  1,646    $ 17,345        $     51       $ 17,396
  Operating profit (loss)                 (3,921)       2,743           85        (2,971)     (4,064)           (561)        (4,625)
  Identifable segment assets             157,321       18,130        4,186        18,537     198,174          17,321        215,495
  Capital expenditures                     7,597          164            -           208       7,969               4          7,973

Year ended December 31, 2001:

  Third party net sales                 $227,018      $32,409      $ 8,011      $ 41,232    $308,670        $   -          $308,670
  Intercompany sales                      32,124         -             472         8,363      40,959         (40,959)          -
                                        --------      -------      -------      --------    --------        --------       -----
                                        $259,142      $32,409      $ 8,483      $ 49,595    $349,629        $(40,959)      $308,670
                                        ========      =======      =======      ========    ========        ========       ========
  Depreciation and
   amortization                         $ 15,312      $ 1,043      $     -      $  1,815    $ 18,170        $ (1,178)      $ 16,992
  Operating profit (loss)                (12,779)       4,156          210        (2,603)    (11,016)          6,610         (4,406)
  Identifable segment assets             162,796       18,252        2,812        22,923     206,783         160,117        366,900
  Capital expenditures                     3,534          269            -            85       3,888               1          3,889

Year ended December 31, 2000:

  Third party net sales                 $241,665      $31,909      $ 6,346      $ 58,401    $338,321        $   -          $338,321
  Intercompany sales                      32,232         -             414         8,280      40,926         (40,926)          -
                                        --------      -------      -------      --------    --------        --------       -----
                                        $273,897      $31,909      $ 6,760      $ 66,681    $379,247        $(40,926)      $338,321
                                        ========      =======      =======      ========    ========        ========       ========
  Depreciation and
   amortization                         $ 15,289      $ 1,067      $    -       $  2,090    $ 18,446        $ (1,222)      $ 17,224
  Equity in loss of
   unconsolidated
   affiliate                                (281)           -            -             -        (281)              -           (281)
  Operating profit (loss)                (23,989)       3,134          345        (1,964)    (22,474)          6,885        (15,589)
  Identifable segment assets             172,563       19,187        3,990        29,453     225,193         160,510        385,703
  Capital expenditures                    12,191          352            -           502      13,045               7         13,052

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

                                                                                 Years ended December 31,
                                                                           2000            2001             2002
                                                                           ----            ----             ----
                                                                                      (In thousands)

Operating loss                                                             $(15,589)       $ (4,406)         $(4,625)
Equity in loss of unconsolidated affiliate                                     (281)              -                -
General corporate items:
  Interest income                                                               599             253               66
  Other income                                                                  183             565               34
  General income (expenses), net                                             (2,002)         (2,232)          (4,600)
  Gain on early extinguishment of debt                                            -               -           54,739
  Interest expense                                                          (15,346)        (14,575)          (5,569)
                                                                           --------        --------          -------

  Income (loss) before income taxes                                        $(32,436)       $(20,395)         $40,045
                                                                           ========        ========          =======

Note 3 - Inventories:

     Inventories are stated at the lower of cost or market. At December 31, 2002 and September 30, 2003, the last-in, first-out ("LIFO") method was used to determine the cost of approximately 77% and 67% respectively, of total inventories and the first-in, first-out or average cost methods were used to determine the cost of other inventories.

                                                         December 31,  September 30,
                                                            2002           2003
                                                            ----           ----
                                                               (In thousands)

Steel and wire products:
  Raw materials ....................................       $ 8,825       $ 5,307
  Work in process ..................................        14,920         8,615
  Finished goods ...................................        21,178        13,427
  Supplies .........................................        14,710        13,632
                                                           -------       -------
                                                            59,633        40,981
  Less LIFO reserve ................................        13,352        13,252
                                                           -------       -------
                                                            46,281        27,729

Lawn and garden products - finished goods ..........         3,808          --
                                                           -------       -------

                                                           $50,089       $27,729
                                                           =======       =======

Note 4 - Notes payable and long-term debt:

                                                     December 31,      September 30,
                                                        2002              2003
                                                        ----              ----
                                                            (In thousands)

Revolving credit facilities:
  Keystone .................................          $ 28,328          $ 35,050
  EWP ......................................             1,362             2,000
  Garden Zone ..............................             1,650              --
8% Notes ...................................            28,908            28,116
6% Notes ...................................            16,031            16,031
9 5/8% Notes ...............................             6,150             6,150
Keystone Term Loan .........................             4,167             3,229
County Term Loan ...........................            10,000            10,000
Other ......................................               645               186
                                                      --------          --------
                                                        97,241           100,762
  Less current maturities ..................            33,935            68,522
                                                      --------          --------

                                                      $ 63,306          $ 32,240
                                                      ========          ========

     At September 30, 2003, Keystone was not in compliance with certain financial covenants included in its primary revolving credit facility (the
"Keystone Revolver"). Under the terms of the Keystone Revolver, failure to comply with these covenants is considered an event of default and gives the lender the right to accelerate the maturity of both the Keystone Revolver and the Keystone Term Loan. As such, the Keystone Term Loan was classified as a current liability at September 30, 2003. The Company is currently negotiating with the Keystone Revolver and Keystone Term Loan lender to obtain waivers of such financial covenants or otherwise amend the respective loan agreements to cure the defaults. There can be no assurance Keystone will be successful in obtaining such waivers or amendments and if Keystone is unsuccessful there is no assurance the Company would have the liquidity or other financial resources sufficient to repay the applicable indebtedness if such indebtedness is accelerated. The indenture governing Keystone's 8% Notes provides the holders of such Notes with the right to accelerate the maturity of the Notes in the event of a default by Keystone resulting in an acceleration of the maturity of any of the Company's other secured debt. As such, the 8% Notes were also classified as a current liability at September 30, 2003.

     As a result of Keystone's failure to comply with the financial covenants in its primary revolving credit facility, in October 2003 the lender increased the interest rate on the Keystone revolving credit facility and Keystone Term Loan by .5% per annum, eliminated the Company's LIBOR interest rate option and instituted a $5.5 million reserve against Keystone's borrowing base.

     In connection with its ongoing discussions with the lender, Keystone continues to evaluate possible restructuring alternatives to improve its overall financial condition. In this regard, Keystone has retained financial advisors to assist the Company in the process of evaluating possible restructuring alternatives.

     In addition, a wholly-owned subsidiary of Contran has agreed to loan the Company up to an aggregate of $6 million under the terms of a revolving credit facility that, as amended, matures November 30, 2003. This facility is collateralized by the common stock of EWP owned by Keystone. Through November 14, 2003, the Company has not borrowed any amounts under such facility.

Note 5 - Income taxes:

     At September 30, 2003, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices; and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test. As such, at December 31, 2002, the Company had provided a deferred tax asset valuation allowance of approximately $89.0 million. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing a tax benefit associated with its expected pre-tax losses during 2003 will be appropriate. Accordingly, during the first nine months of 2003, the Company increased the deferred tax asset valuation allowance by approximately $10.1 million. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the valuation allowance related to its deferred tax assets in the future.

     Summarized below are (i) the differences between the income tax provision (benefit) and the amounts that would be expected by applying the U.S. federal statutory income tax rate of 35% to the income (loss) before income taxes and cumulative effect of change in accounting principle, and (ii) the components of the income tax provision.

                                                             Nine months ended
                                                               September 30,
                                                              2002        2003
                                                              ----        ----
                                                               (In thousands)

Expected tax provision (benefit), at statutory rate        $17,851     $(9,347)
U.S. state income taxes, net                                 2,315        (732)
Deferred tax asset valuation allowance                       1,429      10,056
Other, net                                                      27          23
                                                           -------     -------

Income tax provision (benefit)                             $21,622     $  -
                                                           =======     =======

Comprehensive provision (benefit) for income taxes:
  Currently refundable:
    U.S. federal                                           $   (28)    $   (20)
    U.S. state                                                  28          20
                                                           -------     -------
      Net currently refundable                                -           -

  Deferred income taxes, net                                21,622        -
                                                           -------     -------
                                                           $21,622     $  -
                                                           =======     =======

Comprehensive provision for income taxes allocable to:
  Income before cumulative effect of change in
   accounting principle                                    $21,622     $  -
  Cumulative effect of change in accounting principle         -           -
                                                           -------     -------

                                                           $21,622     $  -
                                                           =======     =======

Note 6 - Other accrued liabilities:

                                                     December 31,      September 30,
                                                        2002              2003
                                                        ----              ----
                                                            (In thousands)

Current:
  Employee benefits                                   $ 11,455          $ 11,624
  Self insurance                                        10,336            10,671
  Environmental                                          8,103             8,006
  Deferred vendor payments                               3,338             3,338
  Legal and professional                                 1,176               970
  Disposition of former facilities                         659               668
  Interest                                                 318               124
  Other                                                  4,831             4,605
                                                      --------          --------
                                                      $ 40,216          $ 40,006
                                                      ========          ========

Noncurrent:
  Deferred vendor payments                            $ 10,252          $  8,090
  Environmental                                          7,087             6,745
  Workers compensation payments                          2,309             1,963
  Interest                                                 298               601
  Other                                                    391                98
                                                      --------          --------
                                                      $ 20,337          $ 17,497
                                                      ========          ========

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

     On a quarterly basis, Keystone evaluates the potential range of its liability at sites where it has been named as a PRP or defendant by analyzing and estimating the range of reasonably possible costs to Keystone. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation. Keystone believes it has provided adequate accruals ($14.8 million at September 30, 2003) for these matters at 13 sites for which Keystone believes its liability is probable and reasonably estimable, but Keystone's ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs, the allocation of such costs among PRPs, the solvency of other PRPs or a determination that Keystone is potentially responsible for the release of hazardous substances at other sites, any of which could result in expenditures in excess of amounts currently estimated by Keystone to be required for such matters. In addition, with respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. In addition, the actual timeframe for payments by Keystone for these matters may be substantially in the future.

     Keystone believes it is not possible to estimate the range of costs for seven sites. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company.

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

     The exact time frame over which the Company makes payments with respect to its accrued environmental costs is unknown and is dependent upon, among other things, the timing of the actual remediation process which in part depends on factors outside the control of the Company. At each balance sheet date, the Company makes an estimate of the amount of its accrued environmental costs which will be paid out over the subsequent 12 months, and the Company classifies such amount as a current liability. The remainder of the accrued environmental costs are classified as a noncurrent liability.


     More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below. A summary of activity in the Company's environmental accruals for the nine month period ended September 30, 2003 is as follows:


                                                                  Nine months ended
                                                                 September 30, 2003
                                                                   (In thousands)

Balance at beginning of period ............................            $ 15,190
Payments ..................................................                (439)
                                                                       --------

Balance at end of period ..................................            $ 14,751
                                                                       ========


     The Company is currently involved in the closure of inactive waste disposal units at its Peoria facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992. The original closure plan provides for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. The Company recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. The Company adjusts the recorded liability for each Phase as actual remediation costs become known. During 1995, the Company began remediation of Phases II and III and completed these Phases, as well as Phase IV during 1996. During 1998 and 1999 the Company did not have any significant remediation efforts relative to Phases V and VI. During 2000, Keystone began preliminary efforts relative to Phase V. Pursuant to agreements with the IEPA and Illinois Attorney General's office, the Company is depositing $75,000 per quarter into a trust fund. The Company must continue these quarterly deposits and cannot withdraw funds from the trust fund until the fund balance exceeds the sum of the estimated remaining remediation costs plus $2 million. At December 31, 2002 and September 30, 2003 the trust fund had balances of $5.1 million and $5.3 million, respectively, which amounts are included in other noncurrent assets because the Company does not expect to have access to any of these funds until after September 30, 2004.

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

     In December 1991, DeSoto and approximately 600 other PRPs were named in a complaint alleging DeSoto and the PRPs generated wastes that were disposed of at a Pennsauken, New Jersey municipal landfill. The plaintiffs in the complaint were ordered by the court to show in what manner the defendants were connected to the site. The plaintiffs provided an alleged nexus indicating garbage and construction materials from DeSoto's former Pennsauken facility were disposed of at the site and such waste allegedly contained hazardous material to which DeSoto objected. The claim was dismissed without prejudice in August 1993. In 1996, DeSoto received an amended complaint containing the same allegations. This matter is in discovery stage at September 30, 2003. Sherman has denied any liability with regard to this matter and expects to vigorously defend the action.

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

     Under the terms of a 1990 asset sale agreement, DeSoto established two trust funds totaling $6 million to fund potential clean-up liabilities relating to the assets sold. Sherman has access to the trust funds for any expenses or liabilities it incurs relative to environmental claims relating to the sites identified in the trust agreements. The trust funds are primarily invested in United States Treasury securities and are classified as restricted investments on the balance sheet. In October 2000, one of the trust's term expired and the $3.6 million trust balance was returned to Sherman. As of December 31, 2002 and September 30, 2003, the balance in the trust fund was approximately $385,000 and $136,000 respectively.

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


Note 9 - Earnings per share:

     Net income (loss) per share is based upon the weighted average number of common shares and dilutive securities. A reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share computations of income (loss) before cumulative effect of change in accounting principle is presented below. The effect of the assumed conversion of the Series A Convertible Preferred Stock was antidilutive in the three months ended September 30, 2002 period and the three and nine month periods ended September 30, 2003. The dilutive effect of the assumed conversion of the Series A Preferred Stock in the nine month ended September 30, 2002 period is calculated from its issuance in March 2002. Keystone stock options were omitted from the calculation because they were antidilutive in all periods presented.

                                                                   Three months ended              Nine months ended
                                                                     September 30,                   September 30,
                                                                 2002            2003            2002            2003
                                                                 ----            ----            ----            ----
                                                                                     (In thousands)

Numerator:
  Net income (loss) before cumulative
   effect of change in accounting
   principle                                                 $(4,801)        $(11,836)        $29,216       $(27,004)

  Less  Series A Preferred Stock
   dividends                                                  (1,485)          (1,485)         (3,198)        (4,455)
                                                             -------         --------         -------       --------
  Basic net income (loss) before
   cumulative effect of change in
   accounting principle                                       (6,286)         (13,321)         26,018        (31,459)
    Series A Preferred Stock dividends                          -                -              3,198           -
                                                             -------         --------         -------       ---------

  Diluted net income (loss) before
   cumulative effect of change in
   accounting principle                                      $(6,286)        $(13,321)        $29,216       $(31,459)
                                                             =======         ========         =======       ========

Denominator:
  Average common shares outstanding                           10,068           10,068          10,067         10,068
  Dilutive effect of Series A
   Preferred Stock                                              -                -              9,900           -
                                                             -------         --------         -------       ---------

  Diluted shares                                              10,068           10,068          19,967         10,068
                                                             =======         ========         =======       ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERALL RESULTS OF OPERATIONS:

     Keystone believes it is a leading manufacturer of steel fabricated wire products, industrial wire and wire rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets. Historically, the Company has experienced greater sales and profits during the first half of the year due to the seasonality of sales in principal wire products markets, including the agricultural and construction markets. Keystone is also engaged in scrap recycling through ARC and through July 2003, was engaged in the distribution of wire, plastic and wood lawn and garden products to retailers through Garden Zone.

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

o Future supply and demand for the Company's products (including cyclicality thereof),
o    Customer inventory levels,
o Changes in raw material and other operating costs (such as ferrous scrap and energy)
o    General economic conditions,
o    Competitive products and substitute products,
o    Changes in customer and competitor strategies,
o    The impact of pricing and production decisions,
o    The possibility of labor disruptions,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o    Government regulations and possible changes therein,
o Significant increases in the cost of providing medical coverage to employees and retirees,
o The ability to successfully obtain reductions in the Company's operating costs,
o The ability of the Company to successfully renegotiate the terms of certain of its indebtedness,
o    The ultimate resolution of pending litigation,
o International trade policies of the United States and certain foreign countries,

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

     The following table sets forth Keystone's steel and wire production, ferrous scrap costs, sales volume and pricing data for the periods indicated.

                                                             Three months ended              Nine months ended
                                                               September 30,                   September 30,
                                                            2002            2003            2002            2003
                                                            ----            ----            ----            ----
                                                                            (Tons in thousands)

Production volume (tons):
 Billets                                                       202             172             586             510
 Wire rod                                                      182             158             556             490

Average per-ton ferrous scrap
 purchase cost                                                $102            $117            $ 93            $114

Sales volume(tons):
 Fabricated wire products                                       71              63             230             202
 Industrial wire                                                24              25              76              77
 Wire rod                                                       75              82             236             232
 Billets                                                        -                5              -               15
                                                              ----            ----            ----            ----

                                                               170             175             542             526
                                                              ====            ====            ====            ====
Per-ton selling prices:
  Fabricated wire products                                    $672            $657            $685            $677
  Industrial wire                                             $452            $453            $448            $445
  Wire rod                                                    $321            $317            $304            $312
  Billets                                                     $ -             $172            $ -             $196
  All steel and wire products                                 $486            $454            $486            $468

     The following table sets forth the components of the Company's net sales for the periods indicated.

                                                             Three months ended              Nine months ended
                                                               September 30,                   September 30,
                                                            2002            2003            2002            2003
                                                            ----            ----            ----            ----
                                                                               (In millions)

Steel and wire products:
  Fabricated wire products                                 $47.7            $41.3          $157.8          $136.5
  Industrial wire                                           10.7             11.5            34.1            34.2
  Wire rod                                                  23.9             26.1            71.9            72.3
  Billets                                                    -                 .9             -               3.1
  Other                                                       .4               .3             1.0             1.0
                                                           -----            -----          ------          ------
                                                            82.7             80.1           264.8           247.1

Lawn and garden products                                     1.1               .4             8.5            11.2
                                                           -----            -----          ------          ------

                                                           $83.8            $80.5          $273.3          $258.3
                                                           =====            =====          ======          ======

     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                      Three months ended      Nine months ended
                                         September 30,          September 30,
                                       2002         2003       2002     2003
                                       ----         ----       ----     ----

Net sales .........................    100.0 %     100.0 %     100.0 %   100.0 %
Cost of goods sold ................     94.8      (104.1)       91.3      99.2
                                      -------     -------     -------   -------
Gross margin ......................      5.2 %      (4.1)%       8.7 %      .8 %
                                      =======     =======     =======   =======

Selling expense ...................      2.0 %       2.1 %       1.9 %     2.4 %
General and administrative expense       6.8 %       6.7 %       5.9 %     5.1 %
Defined benefit pension expense
 (credit) .........................       .4 %       2.2 %       (.4)%     2.0 %
Corporate expense (income) ........       .8 %       (.1)%       1.0 %      .9 %
Gain on early extinguishment of
 debt .............................        - %         - %     (20.0)%       - %

Income (loss) before income taxes
 and cumulative effect of change in
 accounting principle .............     (5.9)%     (14.8)%      18.7 %   (10.3)%
Income tax provision ..............      --          --          7.9       --
Minority interest in after-tax
  earnings ........................     (.1)         (.1)         .1        .2
                                      -------     -------     -------   -------

Net income (loss) before cumulative
 effect of change in accounting
 principle ........................     (5.8)%     (14.7)%      10.7 %   (10.5)%
                                      =======     =======     =======   =======


     Net sales of $80.5 million in the 2003 third quarter were down 4% from $83.8 million during the same period in 2002. The decline in sales was due primarily to a $32 per-ton decline in steel and wire product selling prices and a $700,000 decline in Garden Zone's sales all partially offset by a 3% increase in shipment volume of the Company's steel and wire products. Shipments of wire rod increased 9% while per-ton selling prices of wire rod declined 1%. Industrial wire shipments during the 2003 third quarter increased 4% from the 2002 third quarter while per-ton selling prices remained relatively constant. Fabricated wire product shipments declined 11% during the 2003 third quarter as compared to the 2002 third quarter while per-ton selling prices declined 2%. In addition, during the third quarter of 2003, Keystone sold 5,000 tons of billets as compared to none sold during the 2002 third quarter. The lower per-ton selling price of the Company's steel and wire products during the 2003 third quarter adversely impacted total net sales by $5.4 million. Management believes the decline in shipment volume of wire products during the 2003 third quarter was due to softening demand due in part to high levels of imported steel and wire products. Although high levels of imported steel and wire products continue, these import levels have been somewhat mitigated by former competitors of the Company exiting the marketplace. However, despite this decline in domestic production capacity, rod imports have filled the resulting production shortfall and as such, per-ton selling prices continue to be adversely impacted by the availability of high levels of imported wire rod. The decline in Garden Zone's sales during the third quarter of 2003 as compared to the 2002 third quarter was due to Keystone selling its 51% interest in Garden Zone during July of 2003.

     Net sales of $258.3 million in the first nine months of 2003 were down 6% from $273.3 million in the first nine months of 2002. This decline in sales was primarily due to a 3% decline in shipments of Keystone's steel and wire products and an $18 per-ton decline in selling prices of the Company's steel and wire products partially offset by a $2.7 million increase in Garden Zone's sales during the first nine months of 2003. Garden Zone's sales during the first nine months of 2003 prior to Keystone's sale of its interest in Garden Zone amounted to $11.2 million as compared to $8.5 million during the first nine months of the same period in 2002. Wire rod shipments during the first nine months of 2003 declined 2% over the first nine months of 2002 while per-ton selling prices increased 3%. Industrial wire shipments during the first nine months of 2003 increased 1% over the first nine months of 2002 while per-ton selling prices declined 1%. Fabricated wire products shipments during the first nine months of 2003 declined 12% as compared to the first nine months of 2002 while per-ton selling prices declined 1%. Despite increases in per-ton selling prices of wire rod, overall average per-ton selling prices declined between the first nine months of 2002 and 2003 due to declines in the per-ton selling prices of industrial wire and fabricated wire products. Management believes the decline in shipment volume during the first nine months of 2003 was due to large volumes of imported product throughout the nine month period and softening demand due in part to prolonged winter weather throughout most of the United States and uncertainties regarding military action in the Middle East during the first six months of 2003.

     Billet production during the third quarter of 2003 decreased 30,000 tons or 15% to 172,000 tons from 202,000 tons during the third quarter of 2002. The primary reason for the lower production levels during the 2003 third quarter was intentional production curtailments as a result of weakening demand and excess inventory levels. Wire rod production during the third quarter of 2003 declined to 158,000 tons as compared to production of 182,000 tons in the 2002 third quarter, primarily as a result of the lower billet production during the 2003 third quarter.

     Billet production during the first nine months of 2003 declined by 76,000 tons to 510,000 tons from 586,000 tons during the first nine months of 2002. The primary reason for the lower production levels in the first nine months of 2003 was intentional production curtailments as a result of weakening demand and excess inventory levels. Lower wire rod production during the first nine months of 2003, as compared to the first nine months of 2002, resulted in a decline of 66,000 tons of wire rod produced during the first nine months of 2003 to 490,000 tons from 556,000 tons during the first nine months of 2002. The low wire rod production throughout the first nine months of 2003 was due primarily to the lower billet production throughout the nine month period and unplanned production outages during the 2003 first quarter to effect repairs to the Company's rod mill.

     Gross profit during the 2003 third quarter declined to a negative $3.3 million from a $4.3 million profit in the 2002 third quarter as the Company's gross margin declined from 5.2% in the 2002 period to a negative 4.1% in the 2003 third quarter. This decline in gross margin was due primarily to the lower overall average per-ton steel and wire product selling prices and higher costs for ferrous scrap, Keystone's primary raw material. The higher ferrous scrap costs during the 2003 third quarter adversely impacted gross profit by approximately $2.9 million.

     Gross profit during the first nine months of 2003 declined to $2.0 million from $23.9 million in the first nine months of 2002 as the Company's gross margin declined from 8.7% to .8%. This decline in gross margin was due primarily to lower overall average per-ton selling prices of the Company's steel and wire products combined with substantially higher costs for ferrous scrap as well as higher costs for natural gas all partially offset by increased production efficiencies in the Company's steel and wire mills. The higher costs for ferrous scrap and natural gas adversely impacted gross profit by $11.9 million and $3.3 million, respectively. In addition, during the first nine months of 2002, Keystone received $800,000 of insurance proceeds from business interruption policies related to incidents in prior years as compared to none received during the first nine months of 2003.

     Selling expense of $1.7 million during the third quarter of 2003 approximated selling expenses during the 2002 third quarter. Selling expense of $6.2 million during the first nine months of 2003 was approximately $981,000 higher than the same period in 2002. The primary reasons for the increased selling expenses during the 2003 periods were increased advertising costs and employee related expenses.

     General and administrative expenses during the 2003 third quarter declined from $5.7 million in the 2002 third quarter to $5.4 million due primarily to lower employee related and travel costs. Due to the decline in general and administrative expenses during each of the first three quarters of 2003 as compared to each of the 2002 first three quarters, general and administrative expenses for the first nine months of 2003 declined $2.9 million from $16.2 million in 2002 to $13.3 million in 2003.

     During the third quarter of 2003, Keystone recorded defined benefit pension expense of $1.8 million as opposed to $297,000 recorded in the third quarter of 2002. During the first nine months of 2003, Keystone recorded defined benefit pension expense of $5.2 million as opposed to a $1.2 million credit recorded during the first nine months of 2002. Keystone currently anticipates the total 2003 pension expense will approximate $6.9 million. The anticipated higher pension expense in 2003 is due primarily to a $50 million decline in plan assets during 2002 and the resulting lower expected return on plan assets component of defined benefit pension plan expense. However, cash contributions by the Company for defined benefit pension plans will not be required in 2003.

     General corporate expenses during the third quarter of 2003 declined from $645,000 during the 2002 third quarter to an $87,000 credit. The primary reason for this decline was due primarily to lower employee related and legal and professional costs during the 2002 third quarter. General corporate expenses during the first nine months of 2003 in the amount of $2.3 million were approximately $600,000 lower than general corporate expenses during the first nine months of 2002 due primarily to lower employee related and legal and professional costs.

     Interest expense in the third quarter of 2003 approximated the interest expense during the third quarter of 2002. Average borrowings by Keystone approximated $101.9 million in the third quarter of 2003 as compared to $97.1 million in the third quarter of 2002. During the third quarter of 2003, Keystone's weighted-average interest rate was 2.6% per annum as compared to 2.9% per annum in the third quarter of 2002.

     Interest expense in the first nine months of 2003 was lower than the first nine months of 2002 due principally to lower debt levels and interest rates. Average borrowings by Keystone approximated $104.9 million in the first nine months of 2003 as compared to $110.5 million in the first nine months of 2002. During the first nine months of 2003, Keystone's weighted-average interest rate was 2.8% per annum as compared to 4.9% per annum in the first nine months of 2002.

     As a result of the Company's debt restructuring completed in March 2002, Keystone recognized a $54.7 million pre-tax gain ($33.1 million net of tax) in the first nine months of 2002.

     In July 2003, Garden Zone purchased Keystone's 51% ownership in Garden Zone for approximately $1.1 million in cash. In addition, Garden Zone repaid a $493,000 advance that had been made in a prior year, and Keystone was released from its guarantee of 51% of Garden Zone's revolving credit facility. Keystone reported a pre-tax gain of approximately $786,000 in the third quarter of 2003 as a result of this transaction.

     In August 2003, Keystone sold substantially all of the assets of its Keystone Fasteners business for $2.2 million in cash. Keystone reported a pre-tax gain of approximately $287,000 in the third quarter of 2003 as a result of this transaction.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 5 to the Consolidated Financial Statements. At September 30, 2003, the Company had recorded a deferred tax asset valuation allowance of $99.1 million resulting in no net deferred tax assets. Keystone periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the recorded valuation allowance related to its deferred tax assets in the future. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing a tax benefit associated with its expected pre-tax losses during 2003 will be appropriate.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, negative goodwill of approximately $20.0 million recorded at December 31, 2001 was eliminated as a cumulative effect of change in accounting principle.

     As a result of the items discussed above, Keystone recorded a net loss during the third quarter of 2003 of $11.8 million as compared to a net loss of $4.8 million in the third quarter of 2002, and a net loss during the first nine months of 2003 of $27.0 million as compared to net income in the first nine months of 2002 of $49.2 million.

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

     The Company's operating segments are organized along its manufacturing facilities and include two reportable segments: (i) Keystone Steel and Wire ("KSW") which manufacturers and sells wire rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets and, (ii) Engineered Wire Products ("EWP") which manufactures and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges.

     Prior to July 2003, the Company owned a 51% interest in Garden Zone, a distributor of wire, plastic and wood lawn and garden products to retailers. In July 2003, Keystone sold its 51% ownership in Garden Zone.

     In addition, prior to July 2003, Keystone also operated three businesses that did not constitute reportable business segments. These businesses sell wire and wire products for agricultural, industrial, construction, commercial, original manufacturers and retail consumer markets. The results of operations of these businesses are aggregated and included under the "All Other" heading in the following tables. During July 2003, Keystone transferred its operations at one of these three businesses to other Keystone facilities, and during August 2003 Keystone sold another of the businesses. As a result, as of August 2003, the "All Other" heading in the following tables only includes Sherman Wire.

     The net proceeds from the sale of Garden Zone and Keystone Fasteners aggregated $3.3 million. The gain on the sale of these businesses, as well as the results of operations of each of Garden Zone and Keystone Fasteners are not significant, individually and in the aggregate. Accordingly, the Company has elected not to present their results of operations as discontinued operations for all periods presented due to their immateriality.

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

                                               Principal
         Business Segment                      entities                    Location                   Products

Keystone Steel & Wire               Keystone Steel & Wire            Peoria, IL            Billets, wire rod, industrial
                                                                                           wire and fabricated wire products

Engineered Wire Products            Engineered Wire Products         Upper Sandusky,       Fabricated wire products
                                                                      OH

Garden Zone                         Garden Zone (1)                  Charleston, SC        Wire, wood and plastic lawn and
                                                                                           garden products

All Other                           Sherman Wire                     Sherman, TX           Industrial wire and fabricated
                                                                                           wire products
                                    Sherman Wire of Caldwell(2)      Caldwell, TX          Industrial wire and fabricated
                                                                                           wire products
                                    Keystone Fasteners(3)            Springdale, AR        Fabricated wire products

(1)  51.0% subsidiary - interest sold in July 2003.
(2)  Transferred  operations  in July 2003 to Sherman Wire and Keystone  Steel &
     Wire.
(3)  Business sold in August 2003.

                                        Three months ended        Nine months ended
                                          September 30,             September 30,
                                      ---------------------       -----------------
                                        2002         2003         2002          2003
                                        ----         ----         ----          ----
                                                         (In thousands)

Revenues:
  Keystone Steel and Wire .........   $ 73,099    $  71,230    $ 237,253    $ 229,333
  Engineered Wire Products ........     10,692       11,559       25,914       26,853
  Garden Zone .....................      1,347          371        9,481       12,082
  All other .......................     10,444        5,585       36,746       25,150

  Elimination of intersegment
    revenues ......................    (11,738)      (8,293)     (36,104)     (35,128)
                                      --------    ---------    ---------    ---------

                                      $ 83,844    $  80,452    $ 273,290    $ 258,290
                                      ========    =========    =========    =========

Operating profit (loss):
  Keystone Steel and Wire .........   $ (1,447)   $  (7,671)   $   3,246    $ (16,370)
  Engineered Wire Products ........      1,025        1,136        2,515        2,293
  Garden Zone .....................       (200)         (58)         404          700
  All Other .......................     (1,305)      (1,380)      (2,258)      (3,240)
  GAAP adjustments and eliminations     (1,410)      (4,166)        (297)      (6,028)
                                      --------    ---------    ---------    ---------

                                      $ (3,337)   $ (12,139)   $   3,610    $ (22,645)
                                      ========    =========    =========    =========


Keystone Steel & Wire

     KSW's 2003 third quarter net sales of $71.2 million declined approximately $1.9 million, or 3%, from the same period during 2002 due to lower shipment volumes and lower overall per-ton product selling prices. During the 2003 third quarter, KSW sold 2,000 less tons of product than the 2002 third quarter. KSW's per-ton product selling prices during the 2003 third quarter were approximately $6 per-ton lower than the per-ton selling prices of the 2002 third quarter. During the first nine months of 2003, KSW's net sales of $229.3 million declined $7.9 million or 3%, from the first nine months of 2002 due primarily to lower shipment volumes partially offset by higher product per-ton selling prices. During the first nine months of 2003, KSW sold 23,000 less tons of product than the first nine months of 2002 at per-ton selling prices that were $3 per-ton higher than the same period in 2002. During both the three and nine month periods ended September 30, 2003, approximately 10% of KSW's net sales were made to other Keystone entities. The majority of these sales were sales of wire rod.

     During the third quarter of 2003, KSW recorded a $7.7 million operating loss as compared to a $1.4 million operating loss recorded during the 2002 third quarter due primarily to the lower selling prices and higher ferrous scrap and natural gas costs during the 2003 third quarter. KSW recorded a $16.4 million operating loss during the first nine months of 2003 as compared to $3.2 million of operating income recorded during the first nine months of 2002 due primarily to the lower selling prices and higher ferrous scrap and natural gas costs during the 2003 second and third quarters all partially offset by increased production efficiencies in KSW's steel and wire mills. In addition, during the first nine months of 2002, KSW received $800,000 of insurance proceeds from business interruption policies related to incidents in prior years as compared to none received in the same period during 2003.

Engineered Wire Products

     EWP's sales of $11.6 million during the third quarter of 2003 were approximately 8% higher than sales during the third quarter of 2002 of $10.7 million due primarily to higher shipment volume as well as higher per-ton product selling prices. EWP's shipment volume during the 2003 third quarter increased 6% over the same quarter in 2002 and per-ton product selling prices increased 2%. EWP's sales of $26.9 million during the first nine months of 2003 were approximately 4% higher than sales during the first nine months of 2003 of $25.9 million due primarily to a 2% increase in both shipment volume and per-ton product selling prices.

     During the third quarter of 2003, EWP recorded $1.1 million of operating profit as compared to an operating profit of $1.0 million recorded in the 2002 third quarter. This 11% increase in operating profit was primarily a result of increased per-ton product selling prices partially offset by an increase in the cost of wire rod, EWP's primary raw material. EWP purchases substantially all of its wire rod requirements from KSW. Despite increased sales by EWP during the 2003 first nine months as compared to the same periods in 2002, operating income during the first nine months of 2003 declined by $222,000 to $2.3 million. The primary reason for the decline in EWP's operating income levels during the first nine months of 2003 as compared to the first nine months of 2002 was an increase in the cost of wire rod.

Garden Zone

     Keystone sold its 51% interest in Garden Zone in July 2003. As such, Keystone only included in its results of operations for the 2003 third quarter, 18 days of Garden Zone's operations during the 2003 third quarter as compared to a full quarter included during the 2002 third quarter. As a result, Garden Zone's net sales during the three months ended September 30, 2003 declined to $400,000 as compared to $1.3 million during the third quarter of 2002. Despite only recording a partial quarter of sales during the 2003 third quarter, Garden Zone's net sales during the first nine months of 2003 increased to $12.1 million as compared to $9.5 million during the first nine months of 2002. The primary reason for the increased sales during the first nine months of 2003 was increased market penetration by Garden Zone. Garden Zone recorded an operating loss of $58,000 during the third quarter of 2003 as compared to a $200,000 operating loss during the 2002 third quarter and Garden Zone recorded operating income of $700,000 during the first nine months of 2003 as compared to $404,000 during the first nine months of 2002. The increased operating profit during the first nine months of 2003 as compared to the first nine months of 2002 was due primarily to the increased sales levels during that same period.

All Other

     Keystone transferred its operations at one of these three locations (Sherman Wire of Caldwell, Inc.) during July 2003 to Sherman Wire and Keystone Steel & Wire and sold a second one of these locations (Keystone Fasteners) during August 2003. Primarily as a result of these transactions, net sales during the third quarter of 2003 at these three locations declined by $4.9 million to approximately $5.6 million as compared to $10.4 million during the third quarter of 2002. During the first nine months of 2003, these three locations recorded net sales of $25.7 million as compared to $36.7 million during the first nine months of 2002. In addition to the 2003 third quarter disposition and termination of operations, the primary reason for the decline in sales during the first nine months of 2003 was lower shipment volumes and lower per-ton product selling prices. During the third quarter of 2003 and the first nine months of 2003, shipment volume at these locations declined 46% and 28%, respectively from the same periods in 2002 due primarily to lower volume at the Sherman Wire of Caldwell facility. In addition, shipment volume at Keystone Fasteners during the 2003 periods was also down significantly from the same periods during 2002 due primarily to increased competition from import producers. In prior periods, the Sherman Wire of Caldwell facility provided substantially all of Keystone Fastener's industrial wire requirements. During 2003, the Company began transitioning the manufacturing of Keystone Fastener's industrial wire to other Keystone facilities. See Note 10 to the Consolidated Financial Statements. The per-ton product selling prices for these locations during the 2003 third quarter and the first nine months of 2003 declined by 2% and 5%, respectively from the same periods during 2002. Keystone Fasteners purchased substantially all of its industrial wire requirements, their primary raw material, from either Sherman Wire or Sherman Wire of Caldwell, Inc.

     During the third quarter of 2003, these three locations recorded an operating loss of $1.4 million as compared to a $1.3 million operating loss during the 2002 third quarter and during the first nine months of 2003, these three locations recorded an operating loss of $3.2 million as compared to a $2.3 million operating loss during the first nine months of 2002. The primary reasons for the increased operating losses during the 2003 periods was the lower sales volume and overall per-ton product selling prices and higher cost for wire rod. These locations purchase substantially all of their wire rod requirements from KSW.

     GAAP adjustments and eliminations in the above table consisted primarily of adjustments to reflect the difference between the defined benefit pension expense or credit and OPEB expense allocated to the segments and the actual expense or credit included in the determination of operating profit or loss. GAAP adjustments and eliminations included a defined benefit pension credit of $528,000 during the three months ended September 30, 2002 and defined benefit pension expense of $1.0 million during the three months ended September 30, 2003. GAAP adjustments and eliminations included a defined benefit pension credit of $3.7 million during the nine months ended September 30, 2002 and defined benefit pension expense of $2.9 million during the nine months ended September 30, 2003. During the three month and nine month periods ended September 30, 2002, GAAP adjustments and eliminations included OPEB expense of $1.6 million and $3.8 million, respectively. GAAP adjustments and eliminations during both the three and nine month periods ended September 30, 2003, included OPEB expense of $3.2 million.

Outlook for 2003

     Due to continued high levels of steel and wire product imports, management currently believes capacity utilization and shipment volumes in 2003 will be less than 2002 levels and overall average per-ton selling prices for the year 2003 will be less than those of 2002. In addition, management currently believes these volumes and overall average per-ton selling prices combined with anticipated continued higher energy costs, higher scrap costs, an $8.4 million increase in defined benefit pension expense and a $3.2 million increase in OPEB expense will result in Keystone recording a loss before income taxes and cumulative effect of change in accounting principle for calendar 2003 in excess of the comparable amount in 2002 (exclusive of the $54.7 million gain in 2002 on early extinguishment of debt). The Company does not currently anticipate that recognizing a tax benefit associated with its pre-tax losses during 2003 will be appropriate.

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

     At September 30, 2003 Keystone had negative working capital of $85.0 million, including $2.1 million of notes payable and current maturities of long-term debt, $29.3 million of long-term debt classified as current as a result of the Company's failure to comply with certain financial covenants in the Keystone Revolver as well as outstanding borrowings under the Company's revolving credit facilities of $37.1 million. The amount of available borrowings under these revolving credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. At September 30, 2003, unused credit available for borrowing under Keystone's $45 million revolving credit facility (the "Keystone Revolver"), which expires in March 2005 and EWP's $7 million revolving credit facility, which expires in June 2004, (the "EWP Revolver") were $2.9 million and $5.0 million, respectively. The Keystone Revolver requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. A wholly-owned subsidiary of Contran has agreed to loan Keystone up to an aggregate of $6 million under the terms of a revolving credit facility that matures on November 30, 2003. Through November 14, 2003, the Company had not borrowed any amounts under such facility.

     Relative changes in assets and liabilities generally result from the timing of production, sales and purchases. Such relative changes can significantly impact the comparability of cash flow from operations from period to period, as the statement of operations impact of such items may occur in a different period from when the underlying cash transaction occurs. For example, raw materials may be purchased in one period, but the payment for such raw materials may occur in a subsequent period. Similarly, inventory may be sold in one period, but the cash collection of the receivable may occur in a subsequent period.

     During the first nine months of 2003, notes and accounts receivable increased by $14.5 million and inventories declined by $16.4 million. These changes in accounts receivable and inventory balances from December 31, 2002 to September 30, 2003 are consistent with trends in prior years. The Company's business is highly seasonal due to Keystone's principal wire products markets, including the agricultural and construction markets. As a result of this seasonality, the Company must typically build inventory levels during the first and fourth quarters of each year in order to serve its customers thoughout the peak selling season that generally lasts through May of each year. During the second and third quarters of each year, these high inventory levels are reduced as the inventory is converted to sales and there is a corresponding seasonal increase in accounts receivable balances. The seasonal decline in inventory levels did not occur during the 2002 period due to abnormally low levels of inventory at the end of 2001. Liquidity constraints during the last quarter of 2001 prevented the Company from building its normal inventory levels. These liquidity constraints were resolved during the first and second quarter of 2002.

     Keystone's cash flows from operations declined from a net $5.0 million of cash provided in the first nine months of 2002 to a net $7.5 million of cash used in the first nine months of 2003. The $12.5 million net reduction is due primarily to (i) the $26.3 million decline in operating income (loss) during such periods (ii) a higher amount of net cash provided from changes in the Company' inventories, receivables, payables and accruals of $14.1 million in the first nine months of 2003. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories, accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volume and sales volume.

     Keystone's total debt balances during the first nine months of 2003 increased by $7.1 million. The Company's operations used $7.5 million of cash, capital expenditures amounted to $2.4 million and Keystone made principal payments of $2.1 million on long-term debt. In addition, the company received $3.3 million in total proceeds from the sale of its interest in Garden Zone and the sale of substantially all the assets of its Keystone Fasteners business. These uses of cash resulted in an increase of $9.1 million in borrowings under the Company's revolving credit facilities.

     During the first nine months of 2003, Keystone made capital expenditures of $2.4 million as compared to $4.8 million in the first nine months of 2002. Capital expenditures for calendar year 2003 are currently estimated to be approximately $3.0 million and are related primarily to upgrades of production equipment. Keystone currently anticipates these capital expenditures will be funded using cash flows from operations together with borrowing availability under the Company's credit facilities.

     See Notes 7 and 8 to the Consolidated Financial Statements for discussions of the Company's environmental liabilities and current litigation.

     The Company periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. At September 30, 2003, after considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes the gross deferred tax assets may not currently meet the "more-likely-than-not" realizability test. As such, at September 30, 2003 the Company has a deferred tax asset valuation allowance of approximately $12.6 million. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could change the valuation allowance related to its deferred tax assets in the future. The Company does not currently expect it will be appropriate to recognize a tax benefit associated with its expected pre-tax losses during 2003.

     Keystone incurs significant ongoing costs for plant and equipment and substantial employee medical benefits for both current and retired employees. As such, Keystone is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. In addition to planned reductions in fixed costs and announced increases in certain product selling prices, Keystone is taking additional action towards improving its liquidity. These actions include, but are not limited to, reducing inventory levels through more efficient production schedules, modifying coverages and participant contribution levels of medical plans for both employees and retirees, attempting to restructure certain indebtedness, restructuring the terms of its collective bargaining agreement with the labor union at its Peoria facility to reduce the Company's operating costs and reducing capital expenditures. With respect to the Company's attempt to restructure the terms of its collective bargaining agreement, the Company has initiated discussions in an attempt to renegotiate the existing terms of the collective bargaining agreement that currently expires in 2006. The Company is seeking, among other things, to achieve modifications that will result in a reduction of its annual operating costs at the Peoria facility. Discussions with union representatives are ongoing and no specific terms or agreement has been reached to date. Keystone has also sold, and may in the future consider, the sale of certain divisions or subsidiaries that are not necessary to achieve the Company's long-term business objectives. However, there can be no assurance Keystone will be successful in any of these or other efforts, or that if successful, they will provide sufficient liquidity for the Company's operations during the next year.

     At September 30, 2003, Keystone was not in compliance with certain financial covenants included in the Keystone Revolver. Under the terms of the Keystone Revolver, failure to comply with these covenants is considered an event of default and gives the lender the right to accelerate the maturity of both the Keystone Revolver and the Keystone Term Loan. The Company is currently negotiating with the Keystone Revolver and Keystone Term Loan lender to obtain waivers of such financial covenants or otherwise amend the respective loan agreements to cure the defaults. As a result of these events of default, the lender has placed a $5.5 million reserve on the Company's available borrowing base. There can be no assurance Keystone will be successful in obtaining such waivers or amendments, and if Keystone is unsuccessful, there is no assurance the Company would have the liquidity or other financial resources sufficient to repay the Keystone Revolver and the Keystone Term Loan if such indebtedness is accelerated. The indenture governing Keystone's 8% Notes provides the holders of such Notes with the right to accelerate the maturity of the Notes in the event of a default by Keystone resulting in acceleration of the maturity of any of the Company's other secured debt.

     The prolonged downturn in the steel industry and the $5.5 million reserve placed on the Company's available borrowing base by the lender on Keystone's primary revolving credit facility continue to adversely effect Keystone's liquidity and capital resources. In response, the Company has been required to defer capital expenditures, defer maintenance expenditures and delay payments to vendors and other creditors to the extent possible. Despite these measures, the Company's availability under its primary revolving credit facility is extremely limited and a significant portion of the Company's accounts payable are past due compared to stated terms. Keystone continues to evaluate possible restructuring alternatives to improve its overall financial condition. In this regard, and as a result of ongoing negotiations with its lenders, the Company has retained financial advisors to assist the Company in the process of evaluating possible restructuring alternatives.

     Management currently believes funds available under the Company's credit facilities may not be sufficient to fund the anticipated needs of the Company's operations and capital improvements for the year ending December 31, 2003. This belief is based upon management's assessment of various financial and operational factors, including, but not limited to, assumptions relating to product shipments, product mix and selling prices, production schedules, productivity rates, raw materials, electricity, labor, employee benefits and other fixed and variable costs, interest rates, repayments of long-term debt, capital expenditures, and available borrowings under the Company's credit facilities. There are many factors that could cause actual future results to differ materially from management's current assessment, as discussed above, and actual results could differ materially from those forecasted or expected which could materially adversely effect the future liquidity, financial condition and results of operations of the Company. Additionally, significant declines in the Company's end-user markets or market share, the inability to maintain satisfactory billet and wire rod production levels, or other unanticipated costs, if significant, could result in a need for funds greater than the Company currently has available. The Company's inability to obtain adequate additional sources of liquidity, or its inability to successfully restructure the terms of its collective bargaining agreement to allow the Company to reduce its operating costs, could have a material adverse effect on Keystone's ability to continue as a going-concern. There can be no assurance the Company would be able to obtain an adequate amount of additional liquidity. See Notes 13 and 15 to the Consolidated Financial Statements in the Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, the Company's President and Chief Executive Officer, and Bert E. Downing, Jr., the Company's Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the Company's disclosure controls and procedures as of September 30, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's system of internal controls over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

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

     4.1 Fifth Amendment to Amended and Restated EWP Bridge Loan Agreement dated as of August 31, 2003, by and between Registrant and EWP Financial LLC.

     4.2 Sixth Amendment to Amended and Restated EWP Bridge Loan Agreement dated as of September 30, 2003, by and between Registrant and EWP Financial LLC.

     4.3 Seventh Amendment to Amended and Restated EWP Bridge Loan Agreement dated as of October 31, 2003, by and between Registrant and EWP Financial LLC.

     31.1 Certification.

     31.2 Certification.

     32.1 Certification.

(b)  Reports on Form 8-K filed during the quarter ended September 30, 2003:

     August 14, 2003 - Reported Item 5.

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Keystone Consolidated Industries, Inc.
                                                  (Registrant)



Date:  November 19, 2003            By /s/Bert E. Downing, Jr.
                                      -------------------------------------
                                       Bert E. Downing, Jr.
                                       Vice President, Chief Financial
                                       Officer, Corporate Controller
                                       and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)