Form 10-K
period 2003-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2005-11-30
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---        ACT OF 1934 - For the fiscal year ended December 31, 2003

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


              Title of each class
      ---------------------------------
         Common Stock, $1 par value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes           No  X

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   No   X

Indicate by a check mark whether the  Registrant  is a shell company (as defined
in Rule 12b.2 of the Exchange Act). Yes   No X

The aggregate market value of the 5,077,832 shares of voting stock held by nonaffiliates of the Registrant, as of June 27, 2003 (the last business day of the Registrant's most-recently completed second fiscal quarter), was approximately $1.9 million.

As of November 28, 2005 10,000,000 shares of common stock were outstanding.

                       Documents incorporated by reference

None.

                                     PART I

ITEM 1. BUSINESS.

Bankruptcy

     On February 26, 2004, Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") and five of its direct and indirect subsidiaries filed for voluntary protection under Chapter 11 of the Federal Bankruptcy Code. Keystone and its filing subsidiaries filed their petitions in the U.S. Bankruptcy Court for the Eastern District of Wisconsin in Milwaukee (the "Court"). The Company is managing its business as a debtor-in-possession subject to approval by the Court. Keystone attributed the need to reorganize to weaknesses in product selling prices over the last several years, unprecedented increases in ferrous scrap costs, Keystone's primary raw material, and significant liquidity needs to service employee and retiree medical costs. These problems substantially limited Keystone's liquidity and undermined its ability to obtain sufficient debt or equity capital to operate as a going concern.

     Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date ("Pre-petition Claims") are stayed, absent specific authorization from the Court to pay such claims while the Company manages the business as a debtor-in-possession. Keystone received approval from the Court to pay certain of its pre-petition liabilities, including employee wages and certain employee benefits.

     Keystone filed a plan of reorganization on October 4, 2004 and amended that plan on May 26, 2005, June 21, 2005 and June 27, 2005. Keystone's amended plan of reorganization was accepted by the impacted constituencies and confirmed by the Court on August 10, 2005. The Company emerged from bankruptcy protection on August 31, 2005. Significant provisions of Keystone's amended plan of reorganization included, among other things:
     o Assumption of the previously negotiated amendment to the collective bargaining agreement with the Independent Steel Workers Alliance (the "ISWA"), Keystone's largest labor union;
     o Assumption of the previously negotiated agreements reached with certain retiree groups that will provide relief by permanently reducing healthcare related payments to these retiree groups from pre-petition levels;
     o The Company's obligations due to pre-petition secured lenders other than its Debtor-In-Possession lenders were reinstated in full against reorganized Keystone;
     o All shares of Keystone's common and preferred stock outstanding at the petition date (February 26, 2004) were cancelled;
     o Pre-petition unsecured creditors with allowed claims against Keystone will receive, on a pro rata basis, in the aggregate, $5.2 million in cash, a $4.8 million secured promissory note and 49% of the new common stock of reorganized Keystone;
     o Certain operating assets and existing operations of Sherman Wire Company ("Sherman Wire"), one of Keystone's pre-petition wholly-owned subsidiaries, will be sold at fair market value to Keystone, which will then be used to form and operate a newly created wholly-owned subsidiary of reorganized Keystone named Keystone Wire Products Inc.;
     o Sherman Wire was also reorganized and the proceeds of the operating asset sale to Keystone and other funds will be distributed, on a pro rata basis, to Sherman Wire's pre-petition unsecured creditors as their claims are finally adjudicated;
     o Sherman Wire's pre-petition wholly-owned non-operating subsidiaries, J.L. Prescott Company, and DeSoto Environmental Management, Inc. as well as Sherman Wire of Caldwell, Inc., a wholly-owned subsidiary of Keystone, will ultimately be liquidated and the pre-petition unsecured creditors with allowed claims against these entities will receive their pro-rata share of the respective entity's net liquidation proceeds;
     o Pre-petition unsecured creditors with allowed claims against FV Steel & Wire Company, another one of Keystone's wholly-owned subsidiaries, will receive cash in an amount equal to their allowed claims;
     o One of Keystone's Debtor-In-Possession lenders, EWP Financial, LLC (an affiliate of Contran Corporation ("Contran"), Keystone's largest pre-petition shareholder) converted $5 million of its DIP credit facility, certain of its pre-petition unsecured claims and all of its administrative claims against Keystone into 51% of the new common stock of reorganized Keystone; and
     o The Board of Directors of reorganized Keystone now consists of seven individuals, two each of which were designated by Contran and the Official Committee of Unsecured Creditors (the "OCUC"), respectively. The remaining three directors qualify as independent directors (two of the independent directors were appointed by Contran with the OCUC's consent and one was appointed by the OCUC with Contran's consent).

     In addition, Keystone has obtained an $80 million secured credit facility from Wachovia Capital Finance (Central). Proceeds from this credit facility were used to extinguish Keystone's existing Debtor-In-Possession credit facilities and to provide working capital for reorganized Keystone. See Note 19 to the Consolidated Financial Statements.

     Unless otherwise indicated or required by applicable rules or regulations, the information contained in this Form 10-K is as of December 31, 2003, and has not been updated for events occurring after such date.


General

     Keystone believes it is a leading domestic manufacturer of steel fabricated wire products, nails, industrial wire and wire rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets, and believes it is one of the largest manufacturers of fabricated wire products and nails in the United States based on tons shipped (254,000 tons in 2003). Keystone is vertically integrated, converting substantially all of its fabricated wire products, nails and industrial wire from wire rod produced in its steel mini-mill. The Company's vertical integration has historically allowed it to benefit from the higher and more stable margins associated with fabricated wire products as compared to wire rod, as well as from lower production costs of wire rod as compared to wire fabricators which purchase wire rod in the open market. Moreover, management believes Keystone's downstream fabricated wire products, nails and industrial wire businesses better insulate it from the effects of wire rod imports as compared to non-integrated wire rod producers. In 2003, Keystone had net sales of $306.7 million. Approximately 69% of the Company's net sales were generated from sales of fabricated wire products, nails and industrial wire with the balance generated primarily from sales of wire rod not used in Keystone's downstream operations.

     The Company's fabricated wire products, which comprised 46% of its 2003 net sales, include agricultural fencing, barbed wire, hardware cloth and welded and woven wire mesh. These products are sold to agricultural, construction, industrial, consumer do-it-yourself and other end-user markets. Keystone serves these markets through distributors, agricultural retailers, building supply centers and consumer do-it-yourself chains such as Tractor Supply Co., Lowe's Companies, Inc., and Ace Hardware Corporation. A significant proportion of these products are sold to agricultural, consumer do-it-yourself and other end-user markets which in management's opinion are typically less cyclical than many steel consuming end-use markets such as the automotive, construction, appliance and machinery manufacturing industries. Management believes the Company's ability to service these customers with a wide range of fabricated wire products through multiple production and distribution locations provides it a competitive advantage in accessing these growing and less cyclical markets.

     Keystone sells bulk and packaged nails primarily to construction contractors and building product manufacturers and distributors. The Company sells approximately 63% of its nails through PrimeSource, Inc., one of the largest nail distributors in the United States, under PrimeSource's Grip-Rite(R) label. During 2003, nails accounted for approximately 10% of Company net sales.

     Approximately 60% of Keystone's net sales of fabricated wire products and nails are generated by sales under the RED BRAND trademark, a widely recognized brand name in the agricultural fencing and construction marketplaces for more than 75 years.

     The Company also sells industrial wire, an intermediate product used in the manufacture of fabricated wire products, to third parties who are generally not competitors. Keystone's industrial wire customers include manufacturers of nails, coat hangers, barbecue grills, air conditioners, tools, containers, refrigerators and other appliances. In 2003, net sales of industrial wire accounted for 13% of Company net sales. In addition, Keystone also sells carbon steel rod into the open market which it is not able to consume in its downstream fabricated wire products, nails and industrial wire operations. During 2003, open market sales of wire rod accounted for 26% of Company net sales.

     Prior to July 2003, the Company owned a 51% interest in Garden Zone LLC ("Garden Zone"), a distributor of wire, plastic and wood lawn and garden products to retailers. In July 2003, Garden Zone purchased Keystone's 51% ownership in Garden Zone. During 2003, sales by Garden Zone accounted for 4% of Company net sales. In addition, Keystone is engaged in ferrous scrap recycling through its unconsolidated 50% interest in Alter Recycling Company, L.L.C. ("ARC"). See Note 2 to the Consolidated Financial Statements.

     See "Business -- Products, Markets and Distributions" and Notes 2 and 12 to the Consolidated Financial Statements.

     The Company's annual billet production capacity is 1 million tons. However, since Keystone's rod production is constrained by the 800,000 ton capacity of its rod mill, the Company anticipates any excess billet production will be sold externally.

     The Company is the successor to Keystone Steel & Wire Company, which was founded in 1889. Contran Corporation ("Contran") and other entities controlled by Mr. Harold C. Simmons beneficially own approximately 50% of the Company's voting stock at December 31, 2003. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Keystone may be deemed to be controlled by Contran and Mr. Simmons. Contran also owns 54,956 shares of the 71,899 shares of the Company's Redeemable Series A Preferred Stock. Each share of Series A Preferred Stock is convertible, at the option of the holder, into 250 shares of the Company's common stock (equivalent to a $4.00 per share exchange rate). See Note 19 to the Consolidated Financial Statements.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts including, but not limited to, statements found in this Item 1 - "Business",
Item 3 - "Legal Proceedings", Item 7 - "Management's Discussion And Analysis Of Financial Condition And Results Of Operations", and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk", are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes", "intends", "may", "should", "could", "anticipates", "expected", or comparable terminology, or by discussions of strategies or trends. Although Keystone believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly mpact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission (the "SEC"), including, but not limited to:

     o Future supply and demand for the Company's products (including cyclicality thereof),
     o    Customer inventory levels,
     o Changes in raw material and other operating costs (such as ferrous scrap and energy),
     o    The possibility of labor disruptions,
     o    General global economic and political conditions,
     o    Competitive products and substitute products,
     o    Customer and competitor strategies,
     o    The impact of pricing and production decisions,
     o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
     o    Government regulations and possible changes therein,
     o Significant increases in the cost of providing medical coverage to employees and retirees,
     o    The ultimate resolution of pending litigation,
     o International trade policies of the United States and certain foreign countries,
     o    Operating  interruptions   (including,   but  not  limited  to,  labor
          disputes, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
     o    The ability of the Company to renew or refinance credit facilities,
     o    Any possible future litigation, and
     o Other risks and uncertainties as discussed in this Annual Report, including, without limitation, the sections referenced above.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. Keystone disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Manufacturing

     The Company's manufacturing operations consist of an electric arc furnace mini-mill, a rod mill and three wire and wire product fabrication facilities. The manufacturing process commences at the Company's Keystone Steel & Wire ("KSW") facility in Peoria, Illinois with ferrous scrap being loaded into an electric arc furnace where it is converted into molten steel and then transferred to a ladle refining furnace where chemistries and temperatures are monitored and adjusted to specifications prior to casting. The Company believes it is one of the largest recyclers of ferrous scrap in the State of Illinois. The molten steel is transferred from the ladle refining furnace into a six-strand continuous casting machine which produces five-inch square strands referred to as billets that are cut to predetermined lengths. These billets, along with any billets purchased, if any, from outside suppliers, are then transferred to the adjoining rod mill.

     Upon entering the rod mill, the billets are brought to rolling temperature in a reheat furnace and are fed to the rolling mill, where they are finished to a variety of diameters and specifications. After rolling, the wire rod is coiled and cooled. After cooling, the coiled wire rod passes through inspection stations for metallurgical, surface and diameter checks. Finished coils are compacted and tied, and either transferred to the Company's other facilities for processing into industrial wire, nails and fabricated wire products or shipped to wire rod customers.

     While the Company does not maintain a significant "shelf" inventory of finished wire rod, it generally has on hand approximately a one-month supply of industrial wire, nails and fabricated wire products inventory which enables Keystone to fill customer orders and respond to shifts in product demand.

Products, Markets and Distribution

     The following table sets forth certain information with respect to the Company's steel and wire product mix in each of the last three years.

                                                    Year Ended December 31,
                                      2001                        2002                        2003
                                ----------------            ----------------           -----------
                                  Percent       Percent       Percent       Percent      Percent       Percent
                                  of Tons          Of         of Tons         of         of Tons          of
           Product                Shipped        Sales        Shipped        Sales       Shipped        Sales
      -----------------           -------        -----        -------        -----       -------        -----

Fabricated wire
  products                         31.0%         46.5%         31.2%         46.0%        32.7%         48.0%
Nails                              11.2          13.9          11.0          13.5          8.6          10.0
Industrial wire                    14.2          13.6          14.3          13.3         14.9          14.0
Wire rod                           43.6          26.0          42.7          27.0         41.0          26.8
Billets                             -             -              .8            .2          2.8           1.2
                                  -----         -----         -----         -----        -----         -----
                                  100.0%        100.0%        100.0%        100.0%       100.0%        100.0%
                                  =====         =====         =====         =====        =====         =====


     Fabricated Wire Products. Keystone is one of the leading suppliers in the United States of agricultural fencing, barbed wire, stockade panels and a variety of welded and woven wire mesh, fabric and netting for agricultural, construction and industrial applications. The Company produces these products at KSW and at its Sherman Wire ("Sherman") facilities, in Sherman, Texas. Prior to July 2003, the Company also manufactured these products at its facility in Caldwell, Texas. During July 2003, Keystone transferred the operations at the Caldwell facility to KSW and Sherman and discontinued operations in Caldwell. The Company's fabricated wire products are distributed by Keystone through farm supply distributors, agricultural retailers, building supply centers, building and industrial materials distributors and consumer do-it-yourself chains such as Tractor Supply Co., Lowe's Companies, Inc., and Ace Hardware Corporation. Many of the Company's fencing and related wire products are marketed under the Company's RED BRAND label, a recognized trademark of Keystone for more than 75 years. As part of its marketing strategy, Keystone designs merchandise packaging, and supportive product literature for marketing many of these products to the retail consumer market. Keystone also manufactures products for residential and commercial construction, including rebar ty wire, stucco netting, welded wire mesh, forms and reinforcing building fabric at KSW and Sherman, and at its Engineered Wire Products, Inc. ("EWP") subsidiary in Upper Sandusky, Ohio. The primary customers for these products are construction contractors and building materials manufacturers and distributors. EWP was not one of the Company's subsidiaries that filed for Chapter 11 on February 26, 2004.

     Keystone believes its fabricated wire products are less susceptible to the cyclical nature of the steel business than nails, industrial wire or wire rod because the commodity-priced raw materials used in such products, such as ferrous scrap, represent a lower percentage of the total cost of such value-added products when compared to wire rod or other less value-added products.

     Nails. Keystone manufacturers bulk and packaged nails at KSW and sells these nails primarily to construction contractors, building manufacturers and distributors and do-it-yourself retailers. During 2003, the Company sold approximately 63% of its nails through PrimeSource, Inc., one of the largest nail distributors in the United States, under PrimesSource's Grip-Rite(R) label. Prior to August 2003, the Company also manufactured and distributed collated nails at its Keystone Fasteners division in Springdale, Arkansas. In August 2003, the Company sold the Keystone Fasteners division and exited the collated nails business.

     Industrial Wire. Keystone is one of the largest manufacturers of industrial wire in the United States. At KSW and Sherman the Company produces custom-drawn industrial wire in a variety of gauges, finishes and packages for further consumption by Keystone's fabricated wire products operations or for sale to industrial fabrication and original equipment manufacturer customers. Prior to July 2003, the Company also manufactured these products at its facility in Caldwell, Texas. During July 2003, Keystone transferred the operations at the Caldwell facility to KSW and Sherman and discontinued operations in Caldwell. The Company's industrial wire is used by customers in the production of a broad range of finished goods, including nails, coat hangers, barbecue grills, air conditioners, tools, containers, refrigerators and other appliances. Management believes that with a few exceptions, its industrial wire customers do not generally compete with Keystone.

     Wire Rod. Keystone produces primarily low carbon steel wire rod at KSW's rod mill. Low carbon steel wire rod, with carbon content of up to 0.38%, is more easily shaped and formed than higher carbon wire rod and is suitable for a variety of applications where ease of forming is a consideration. High carbon steel wire rod, with carbon content of up to 0.65%, is used for high tensile wire applications as well as for furniture and bedding springs. Although Sherman and EWP on occasion buy wire rod from outside suppliers, during 2003, approximately 55% of the wire rod manufactured by the Company was used internally to produce industrial wire, nails and fabricated wire products. The remainder of Keystone's wire rod production was sold directly to producers of construction products, fabricated wire products and industrial wire, including products similar to those manufactured by the Company.

     Billets. KSW's annual billet production capacity is 1 million tons. However, since KSW's rod production is constrained by the 800,000 ton capacity of its rod mill, periodic excess billet production is sold externally to producers of products manufactured from low carbon steel. Keystone sold 5,000 and 17,000 tons of excess billets in 2002 and 2003, respectively. The company did not sell any excess billets during 2001.

     Business Dispositions. Prior to July 2003, the Company owned a 51% interest in Garden Zone. In July 2003, Garden Zone purchased Keystone's 51% ownership in Garden Zone for approximately $1.1 million. Keystone recorded a gain of approximately $800,000 as a result of the sale. Garden Zone's revenues during 2001, 2002 and 2003 were approximately $8.0 million, $9.5 million and $11.2 million, respectively. Garden Zone recorded operating profit of $200,000, $100,000 and $700,000 in 2001, 2002 and 2003, respectively.

     Prior to August 2003, the Company manufactured and distributed collated nails at Keystone Fasteners. In August 2003, the Company sold the Keystone Fasteners division to a third party for approximately $2.2 million. The Company recorded a gain of approximately $300,000 as a result of the sale. Keystone Fasteners' revenues during 2001, 2002 and 2003 approximated $14.5 million, $14.7 million and $7.3 million, respectively. Keystone Fasteners recorded an operating loss of $400,000 and $900,000 during 2001 and 2003, respectively. Keystone Fasteners recorded $100,000 of operating profit during 2002.

Industry and Competition

     The  fabricated  wire  products,   nails,  industrial  wire  and  wire  rod
businesses in the United States are highly competitive and are comprised primarily of several large mini-mill wire rod producers, many small independent wire companies and a few large diversified wire producers. Keystone's principal competitors in the fabricated wire products, nails and industrial wire markets are Leggett and Platt, Deacero, Merchants Metals, Inc. and Davis Wire Corporation. Competition in the fabricated wire products, nails and industrial wire markets is based on a variety of factors, including channels of distribution, price, delivery performance, product quality, service, and brand name preference. Since wire rod is a commodity steel product, management believes the domestic wire rod market is more competitive than the fabricated wire products, nails and industrial wire markets, and price is the primary competitive factor. Among Keystone's principal domestic wire rod competitors are Gerdau Ameristeel and Rocky Mountain Steel.

     The Company also competes with many small independent wire companies who purchase rod from domestic and foreign sources. Due to the breadth of Keystone's fabricated wire products, nails and industrial wire offerings, its ability to service diverse geographic and product markets, and the low relative cost of its internal supply of wire rod, the Company believes it is well positioned to compete effectively with non-diversified wire rod producers and wire companies. Foreign steel and industrial wire producers also compete with the Company and other domestic producers.

     The domestic steel wire rod industry continues to experience consolidation. During the last five years, the majority of Keystone's major domestic competitors have either filed for protection under federal bankruptcy laws and discontinued operations or reduced or completely shut-down their operations. The Company believes these shut-downs or production curtailments represent a significant decrease in estimated domestic annual wire rod capacity. However, worldwide overcapacity in the steel industry continues to exist and imports of wire rod and certain fabricated wire products in recent years have increased significantly. In an effort to stem increasing levels of imported wire rod, in December 1998, Keystone, joined by six other companies (representing more than 75% of the domestic market), and a labor union petitioned the U.S. International Trade Commission (the "ITC") seeking relief under Section 201 of the Trade Act of 1974. In February 2000, President Clinton announced the implementation of a Tariff-Rate Quota ("TRQ"). The tariff was imposed on wire rod imports from countries subject to the TRQ once imports initially exceed 1.6 million net tons in 2000 and 2001 and 1.7 million net tons in 2002 and 2003. The tariff rate was 10% in 2000, 7.5% in 2001 and 5% in 2002. The Company does not believe the TRQ, which expired in March 2003, had a major impact on the domestic wire rod market and high levels of imported rod continue.

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

Raw Materials and Energy

     The primary raw material used in Keystone's operations is ferrous scrap. The Company's steel mill is located close to numerous sources of high density automobile, industrial and railroad ferrous scrap, all of which are currently available. The purchase of ferrous scrap is highly competitive and its price volatility is influenced by periodic shortages, export activity, freight costs, weather, and other conditions beyond the control of the Company. The cost of ferrous scrap can fluctuate significantly and product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of increases in ferrous scrap prices. The Company has not entered into any long-term contracts for the purchase or supply of ferrous scrap and Keystone is, therefore, subject to the price fluctuation of ferrous scrap. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


Employment

     As of December 31, 2003, Keystone employed approximately 1,300 people, of whom approximately 900 are represented by the Independent Steel Workers' Alliance ("ISWA") at KSW, approximately 70 are represented by the International Association of Machinists and Aerospace Workers (Local 1570) ("IAMAW") at Sherman and approximately 60 are represented by Local Union #40, An Affiliate to the International Brotherhood of Teamsters' Chauffeurs Warehousemen and Helpers of America, AFL-CIO ("IBTCWHA") at EWP. The current collective bargaining agreements with the ISWA, IAMAW and IBTCWHA expire in May 2006, October 2005, and November 2006, respectively. The Company believes its relationship with its employees are good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Keystone's industrial wire customers include manufacturers and producers of nails, coat hangers, barbecue grills, air conditioners, tools, containers, refrigerators and other appliances. With few exceptions, these customers are generally not in competition with the Company. Keystone's wire rod customers include other downstream industrial wire, nail and fabricated wire products companies including manufacturers of products similar to those manufactured by the Company.

     The Company's ten largest customers represented approximately 33%, 37% and 35% of Keystone's net sales in 2001, 2002 and 2003, respectively. No single customer accounted for more than 9% of the Company's net sales during each of 2001, 2002 or 2003. Keystone's fabricated wire products, nails, industrial wire and rod business is not dependent upon a single customer or a few customers, the loss of any one, or a few, of which would have a material adverse effect on its business.

Backlog

     The Company's backlog of unfilled cancelable fabricated wire products, nails, industrial wire and rod purchase orders, for delivery generally within three months, approximated $22 million at both December 31, 2002 and 2003. Keystone believes backlog is not a significant factor in its business, and all of the backlog at December 31, 2003 was shipped during 2004.

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

Website and Availability of Company Reports Filed with the SEC

     The Company does not maintain a website on the internet. The Company will provide without charge copies of this Annual Report on Form 10-K for the year ended December 31, 2003, any copies of the Company's Quarterly Reports on Form 10-Q for 2003 and any Current Reports on Form 8-K for 2003 and 2004, and any amendments thereto, as soon as they are filed with the SEC upon written request to the Company. Such requests should be directed to the attention of the Corporate Secretary at the Company's address on the cover page of this Form 10-K.

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

     Keystone's   fabricated  wire  products,   industrial  wire  and  wire  rod
production facilities utilize approximately 2.4 million square feet for manufacturing and office space, approximately 84% of which is located at the Company's Peoria, Illinois facility.

     The following table sets forth the location, size and general product types produced for each of the Company's operating facilities, all of which are owned by the Company.

                                   Approximate
                                      Size
     Facility Name                   Location               (Square Feet)           Products Produced
   -----------------              -------------           ---------------  ---------------------------------

Keystone Steel & Wire             Peoria, IL                  2,012,000     Fabricated wire products, nails,
                                                                              industrial wire, wire rod
Sherman Wire                      Sherman, TX                   299,000     Fabricated wire products and
                                                                             industrial wire
Engineered Wire                   Upper Sandusky, OH                        Fabricated wire products
 Products                                                        79,000
                                                              ---------

                                                              2,390,000
                                                              =========

     The Company believes all of its facilities are well maintained and satisfactory for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS.

     On February 26, 2004, Keystone and five of its direct and indirect subsidiaries filed for voluntary protection under Chapter 11 of the Federal Bankruptcy Code. Keystone and its filing subsidiaries filed their petitions in the U.S. Bankruptcy Court for the Eastern District of Wisconsin in Milwaukee. The Chapter 11 cases were consolidated for procedural purposes only and were jointly administered under the name FV Steel and Wire Company - Case No. 04-22421-SVK. Each of the filing companies continued to operate its business and manage its property as a debtor-in-possession. As a result of the Chapter 11 filings, litigation relating to prepetition claims against the filing companies was stayed during the Chapter 11 proceedings. Keystone emerged from Chapter 11 on August 31, 2005.

     Keystone is also involved in various legal proceedings. Information required by this Item is included in Notes 1, 13, 15 and 19 to the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prior to December 13, 2001, Keystone's common stock was listed and traded on the New York Stock Exchange (symbol: KES). Subsequent to December 12, 2001, Keystone's common stock is traded on the OTC Bulletin Board (Symbol: KESNQ.PK). The number of holders of record of the Company's common stock as of November 28, 2005 was 2. The following table sets forth the high and low closing sales prices of the Company's common stock for the calendar years indicated, according to published sources.

                                                                                     High               Low
                                                                                    ------             ------
Year ended December 31, 2003

  First quarter                                                                     $ .55               $ .32
  Second quarter                                                                    $ .40               $ .25
  Third quarter                                                                     $ .45               $ .20
  Fourth quarter                                                                    $ .35               $ .10

Year ended December 31, 2002

  First quarter                                                                     $1.39               $ .34
  Second quarter                                                                    $1.30               $ .78
  Third quarter                                                                     $1.01               $ .44
  Fourth quarter                                                                    $ .70               $ .39



     The Company has not paid cash dividends on its common stock since 1977. Keystone is subject to certain covenants under its commercial revolving credit facilities that restrict its ability to pay dividends, including a prohibition against the payment of dividends on its common stock without lender consent.

     All of the Company's outstanding common stock at December 31, 2003 was cancelled in connection with Keystone's emergence from Chapter 11 on August 31, 2005. See Note 19 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with Keystone's Consolidated Financial Statements and Item 7 -- "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

                                                                         Years ended December 31,
                                                       ------------------------------------------
                                                      1999          2000          2001           2002           2003
                                                      ----          ----          ----           ----           ----
                                                           (In thousands, except per share and per ton amounts)

Statement of Operations Data:
  Net sales                                         $373,103       $355,795     $325,187       $334,835       $306,671
  Cost of goods sold                                 350,354        348,241      313,931        315,579        310,881
                                                    --------       --------     --------       --------       --------
  Gross profit (loss)                               $ 22,749       $  7,554     $ 11,256       $ 19,256       $ (4,210)
                                                    ========       ========     ========       ========       ========

  Selling expenses                                  $  6,848       $  6,733     $  6,400       $  7,754       $  6,934
  General and administrative
    expenses                                          20,527         16,374       14,723         16,385         10,689
  Operating income (loss)                                934        (15,173)      (4,388)        (3,279)       (28,731)
  Gain on early extinguishment of
   debt                                                    -              -            -         54,739           -
  Interest expense                                    14,058         15,346       14,575          5,569          3,941

  Income (loss) before income taxes                 $(12,238)      $(32,436)    $(20,395)      $ 40,045       $(37,218)
  Minority interest in after-tax
   earnings                                             -              -               1              1            299
  Provision for income taxes (benefit)                (4,754)       (11,370)       5,998         21,622           -
                                                    ---------      --------     --------       --------       -----
  Income (loss) before cumulative
   effect of change in accounting
   principle                                          (7,484)       (21,066)     (26,394)        18,422        (37,517)
  Cumulative effect of change in
   accounting principle                                 -              -            -            19,998           -
                                                    --------       --------     --------       --------       -----

  Net income (loss)                                 $ (7,484)      $(21,066)    $(26,394)      $ 38,420       $(37,517)
                                                    ========       ========     ========       ========       ========
  Net income (loss) available for
   common shares (1)                                $ (7,484)      $(21,066)    $(26,394)      $ 33,737       $(43,457)
                                                    ========       ========     ========       ========       ========

 Basic net income (loss) available
  For common shares per share                       $   (.75)     $  (2.10)     $  (2.62)     $   3.35       $  (4.32)
                                                    ========      ========      ========      ========       ========
 Diluted net income (loss) available
  For common shares per share                       $   (.75)     $  (2.10)     $  (2.62)     $   1.76       $  (4.32)
                                                    ========      ========      ========      ========       ========
  Weighted average common and common
   equivalent shares outstanding (3):
    Basic                                              9,904         10,039       10,062         10,067         10,068
                                                    ========       ========     ========       ========       ========
    Diluted                                            9,904         10,039       10,062         21,823         10,068
                                                    ========       ========     ========       ========       ========

Other Financial Data:
  Capital expenditures                              $ 16,873       $ 13,052     $  3,889       $  7,973       $  2,683
  Depreciation and amortization                       21,051         17,224       16,992         17,396         16,461

Other Steel and Wire Products
 operating data:
  Shipments (000 tons):
    Fabricated wire products                             223            223          207            209            201
    Nails                                                 92             87           74             74             53
    Industrial wire                                      144            128           94             96             91
    Wire rod                                             237            257          291            287            252
    Billets                                             -              -            -                 5             17
                                                    --------       --------     --------       --------       --------
      Total                                              696            695          666            671            614
                                                    ========       ========     ========       ========       ========

  Average selling prices (per ton):
    Fabricated wire products                        $    741       $    723     $    711       $    712       $    703
    Nails                                                657            611          589            592            558
    Industrial wire                                      484            474          454            448            452
    Wire rod                                             277            283          283            304            314
    Billets                                                -              -            -            156            192

    Steel and wire products in total                     518            501          474            482            479

  Average ferrous scrap purchase cost
   per ton                                          $     94       $    100     $     85       $     94        $   115

                                                                           As of December 31,
                                                   1999           2000           2001           2002            2003
                                                   ----           ----           ----           ----            ----
                                                                             (In thousands)

Balance Sheet Data:
  Working capital (deficit) (2)                  $(13,920)      $(39,243)       $(30,982)      $(41,790)      $(90,210)
  Property, plant and equipment, net              150,156        144,696         129,600        119,984        105,316
  Total assets                                    410,918        385,703         366,900        215,495        282,194
  Total debt                                      146,857        146,008         146,455         97,241         87,675
  Redeemable preferred stock (3)                        -           -                  -          2,112          2,112
  Stockholders' equity (deficit)                   46,315         26,058            (336)      (136,900)       (10,050)

     (1) Includes dividends on preferred stock of $4,683,000 and $5,940,000 in 2002 and 2003, respectively.

     (2) Working capital (deficit) represents current assets minus current liabilities.

     (3) All of the Company's outstanding common and preferred stock at December 31, 2003 was cancelled in connection with Keystone's emergence from Chapter 11 on August 31, 2005. See Note 19 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Bankruptcy

     On February 26, 2004, Keystone and five of its direct and indirect subsidiaries filed for voluntary protection under Chapter 11 of the Federal Bankruptcy Code. Keystone and its subsidiaries filed their petitions in the U.S. Bankruptcy Court for the Eastern District of Wisconsin in Milwaukee. The Company is managing its business as a debtor-in possession subject to approval by the Court. Keystone attributed the need to reorganize to weaknesses in product selling prices over the last several years, unprecedented increases in ferrous scrap costs, Keystone's primary raw material, and significant liquidity needs to service employee and retiree medical costs. These problems substantially limited Keystone's liquidity and undermined its ability to obtain sufficient debt or equity capital to operate as a going concern.

     Under Chapter 11 proceedings, actions by creditors to collect Pre-petition Claims are stayed, absent specific authorization from the Court to pay such claims while the Company manages the business as a debtor-in-possession. Keystone received approval from the Court to pay certain of its pre-petition liabilities, including employee wages and certain employee benefits.

         Keystone filed a plan of reorganization on October 4, 2004 and amended that plan on May 26, 2005, June 21, 2005 and June 27, 2005. Keystone's amended plan of reorganization was accepted by the impacted constituencies and confirmed by the Court on August 10, 2005. The Company emerged from bankruptcy protection on August 31, 2005. Significant provisions of Keystone's amended plan of reorganization included, among other things:

     o Assumption of the previously negotiated amendment to the collective bargaining agreement with the Independent Steel Workers Alliance (the "ISWA"), Keystone's largest labor union;
     o Assumption of the previously negotiated agreements reached with certain retiree groups that will provide relief by permanently reducing healthcare related payments to these retiree groups from pre-petition levels;
     o The Company's obligations due to pre-petition secured lenders other than its Debtor-In-Possession lenders were reinstated in full against reorganized Keystone;
     o All shares of Keystone's common and preferred stock outstanding at the petition date (February 26, 2004) were cancelled;
     o Pre-petition unsecured creditors with allowed claims against Keystone will receive, on a pro rata basis, in the aggregate, $5.2 million in cash, a $4.8 million secured promissory note and 49% of the new common stock of reorganized Keystone;
     o Certain operating assets and existing operations of Sherman Wire Company ("Sherman Wire"), one of Keystone's pre-petition wholly-owned subsidiaries, will be sold at fair market value to Keystone, which will then be used to form and operate a newly created wholly-owned subsidiary of reorganized Keystone named Keystone Wire Products Inc.;
     o Sherman Wire was also reorganized and the proceeds of the operating asset sale to Keystone and other funds will be distributed, on a pro rata basis, to Sherman Wire's pre-petition unsecured creditors as their claims are finally adjudicated;
     o Sherman Wire's pre-petition wholly-owned non-operating subsidiaries, J.L. Prescott Company, and DeSoto Environmental Management, Inc. as well as Sherman Wire of Caldwell, Inc., a wholly-owned subsidiary of Keystone, will ultimately be liquidated and the pre-petition unsecured creditors with allowed claims against these entities will receive their pro-rata share of the respective entity's net liquidation proceeds;
     o Pre-petition unsecured creditors with allowed claims against FV Steel & Wire Company, another one of Keystone's wholly-owned subsidiaries, will receive cash in an amount equal to their allowed claims;
     o One of Keystone's Debtor-In-Possession lenders, EWP Financial, LLC (an affiliate of Contran Corporation ("Contran"), Keystone's largest pre-petition shareholder) converted $5 million of its DIP credit facility, certain of its pre-petition unsecured claims and all of its administrative claims against Keystone into 51% of the new common stock of reorganized Keystone; and
     o The Board of Directors of reorganized Keystone now consists of seven individuals, two each of which were designated by Contran and the Official Committee of Unsecured Creditors (the "OCUC"), respectively. The remaining three directors qualify as independent directors (two of the independent directors were appointed by Contran with the OCUC's consent and one was appointed by the OCUC with Contran's consent).

In addition, Keystone has obtained an $80 million secured credit facility from Wachovia Capital Finance (Central). Proceeds from this credit facility were used to extinguish Keystone's existing Debtor-In-Possession credit facilities and to provide working capital for reorganized Keystone. See Note 19 to the Consolidated Financial Statements.

Summary

     The Company reported a loss before cumulative effect of change in accounting principles of $37.5 million in 2003 and $26.4 million in 2001, and income before cumulative effect of change in accounting principle of $18.4 million in 2002. The primary reasons for the increase in earnings from 2001 to 2002 were (i) lower interest expense and (ii) a $54.7 million gain upon the extinguishment of certain indebtedness. The primary reasons for the decline in earnings from 2002 to 2003 were (i) the gain upon extinguishment of certain indebtedness recognized in 2002, (ii) higher defined benefit pension expense in 2003 and (iii) significantly higher cost for ferrous scrap (the Company's primary raw material in 2003).

General

     The Company believes it is a leading domestic manufacturer of steel fabricated wire products, nails, industrial wire and wire rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets and believes it is one of the largest manufacturers of fabricated wire products and nails in the United States based on tons shipped (254,000 tons in 2003). Keystone's operations benefit from vertical integration as the Company's mini-mill supplies wire rod produced from ferrous scrap to its downstream fabricated wire products, nails and industrial wire operations. Sales of fabricated wire products, nails and industrial wire by these downstream fabrication operations accounted for 69% of 2003 net sales. Keystone's fabricated wire products typically yield higher and less volatile gross margins compared to wire rod. Management believes Keystone's fabricated wire products businesses help mitigate the adverse effect of wire rod imports on market prices compared to producers that rely primarily on wire rod sales. Moreover, historically over time, the Company's wire rod production costs have generally been below the market price for wire rod providing a significant cost advantage over wire producers who purchase wire rod as a raw material.

     The Company's annual billet production capacity is 1 million tons. However, Keystone's wire rod production is constrained by the 800,000 ton capacity of its rod mill. The Company anticipates any excess billet production will be sold externally.

     The Company's steel making operations provided 577,000 tons and 723,000 tons of billets in 2003 and 2002, respectively. The 723,000 tons of billets produced by Keystone in 2002 was an annual production record. As a result of the lower billet production in 2003, wire rod production declined 19% from 687,000 tons (86% of estimated capacity) in 2002 to 559,000 tons (70% of estimated capacity). Keystone's estimated current fabricated wire products, nail and industrial wire production capacity is 558,000 tons. The Company's fabricated wire products, nail and industrial wire production facilities operated at about 68%, 67% and 55% of their annual capacity during 2001, 2002 and 2003, respectively.

     The Company's profitability is dependent in large part on its ability to utilize effectively its production capacity, which is affected by the availability of raw materials, plant efficiency and other production factors and to control its manufacturing costs, which are comprised primarily of raw materials, energy and labor costs. Keystone's primary raw material is ferrous scrap, and during 2003 ferrous scrap costs represented approximately 24% of cost of goods sold. The price of ferrous scrap is highly volatile and ferrous scrap prices are affected by periodic shortages, export activity, freight costs, weather and other conditions largely beyond the control of the Company. Ferrous scrap prices can vary widely from period to period. The average per-ton price paid for ferrous scrap by the Company was $85 in 2001, $94 in 2002 and $115 in 2003. Keystone's product selling prices cannot always be adjusted, especially in the short-term, to recover any increases in ferrous scrap costs.

     The domestic  wire rod  industry  continues  to  experience  consolidation.
During the last five years, the majority of Keystone's major domestic competitors have either filed for protection under Federal bankruptcy laws and discontinued operations or reduced or completely shut-down their operations. The Company believes these shut-downs or production curtailments represent a significant decrease in domestic annual capacity. However, worldwide over capacity in the steel industry continues to exist and imports of wire rod, certain fabricated wire products and nails in recent years have increased significantly. In an effort to stem increasing levels of imported wire rod, in December 1998, Keystone, joined by six other companies (representing more than 75% of the domestic market), and a labor union petitioned the U.S. International Trade Commission (the "ITC") seeking relief under Section 201 of the Trade Act of 1974. In February 2000, President Clinton announced the implementation of a Tariff-Rate Quota ("TRQ") for three years. The tariff was imposed on wire rod imports from countries subject to the TRQ once imports initially exceed 1.6 million net tons in 2000 and 2001 and 1.7 million net tons in 2002 and 2003. The tariff rate was 10% in 2000, 7.5% in 2001 and 5% in 2002. The Company does not believe the TRQ, which expired in March 2003, had a major impact on the domestic wire rod market and high levels of imported rod continue.

     Keystone consumes a significant amount of energy in its manufacturing operations and, accordingly, its profitability can also be adversely affected by the volatility in the price of coal, oil and natural gas resulting in increased energy, transportation, freight, ferrous scrap and supply costs. During 2003, energy costs represented approximately 10% of cost of goods sold. The Company purchases electrical energy for its Peoria, Illinois facility from a utility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power to its manufacturing facilities. The utility has in the past, and may in the future, refuse or interrupt service to Keystone resulting in decreased production and increased costs associated with the related downtime. In addition, in the past the utility has had the right to pass through certain of its costs to consumers through fuel adjustment charges. The Company's current agreement with the utility does not provide for such fuel adjustment charges. During the 1999 third quarter, the Company received an unexpected $2.2 million fuel-adjustment charge from the Peoria plant's electricity provider. The $2.2 million charge, accrued in 1999, was paid during 2000, although during 2001 the Company received a $1.7 million credit with respect to the 1999 fuel-adjustment charge.

     In July 2003, Keystone sold its 51% interest in Garden Zone back to Garden Zone. The Company recorded a gain of approximately $800,000 as a result of the sale. Garden Zone distributes wire, plastic and wood lawn and garden products to retailers. Garden Zone's revenues during 2001, 2002 and 2003 were approximately $8.0 million, $9.5 million and $11.2 million, respectively. Garden Zone recorded operating profit of $200,000, $100,000 and $700,000 in 2001, 2002 and 2003,
respectively.

     In August 2003, the Company sold its Keystone Fasteners division to a third party. Keystone recorded a gain of approximately $300,000 as a result of the sale. Keystone Fasteners manufacturers and distributes collated nails. Keystone Fasteners' revenues during 2001, 2002 and 2003 approximated $14.5 million, $14.7 million and $7.3 million, respectively. Keystone Fasteners recorded an operating loss of $400,000 and $900,000 during 2001 and 2003, respectively. Keystone Fasteners recorded $100,000 of operating profit during 2002.

     Keystone is also engaged in the operation of a ferrous scrap recycling facility. The operations of Garden Zone, Keystone Fasteners and the ferrous scrap recycling facility were insignificant when compared to the consolidated operations of the Company. As such, the results of their operations are not separately addressed in the discussion that follows.

Results of Operations

     The following table sets forth Keystone's steel and wire production, ferrous scrap costs, sales volume and pricing data, for the periods indicated.

                                                                         Years Ended December 31,
                                                                           2001            2002            2003
                                                                           ----            ----            ----
                                                                                   (Tons in thousands)

Production volume (tons):
  Billets                                                                    686             723              577
  Wire rod                                                                   651             687              559

Average per-ton ferrous scrap purchase cost                                 $ 85            $ 94             $115

Sales volume (tons):
  Fabricated wire products                                                   207             209              201
  Nails                                                                       74              74               53
  Industrial wire                                                             94              96               91
  Wire rod                                                                   291             287              252
  Billets                                                                     -                5               17
                                                                            ----            ----             ----
                                                                             666             671              614
                                                                            ====            ====             ====

Per-ton selling prices:
  Fabricated wire products                                                  $711            $712             $703
  Nails                                                                      589             592              558
  Industrial wire                                                            454             448              452
  Wire rod                                                                   283             304              314
  Billets                                                                      -             156              192
  All steel and wire products                                                474             482              479

     The following table sets forth the components of the Company's net sales for the periods indicated.

                                                                                    Years Ended December 31,
                                                                              2001             2002            2003
                                                                              ----             ----            ----
                                                                                          (In millions)

Steel and wire products:
  Fabricated wire products                                                    $146.9           $148.9          $141.2
  Nails                                                                         43.8             43.8            29.5
  Industrial wire                                                               42.9             43.1            41.3
  Wire rod                                                                      82.3             87.4            78.9
  Billets                                                                         -                .8             3.4
  Other                                                                          1.3              1.3             1.2
                                                                                ----             ----            ----
                                                                               317.2            325.3           295.5
Lawn and garden products                                                         8.0              9.5            11.2
                                                                                ----             ----           -----
                                                                              $325.2           $334.8          $306.7
                                                                              ======           ======          ======

     The following table sets forth selected operating data of Keystone as a percentage of net sales for the periods indicated.

                                                                                    Years Ended December 31,
                                                                                2001           2002           2003
                                                                                ----           ----           ----

Net sales                                                                     100.0%          100.0%        100.0 %
Cost of goods sold                                                             96.5            94.2         101.4
                                                                              -----           -----         -----
Gross margin (loss)                                                             3.5%            5.8%         (1.4)%
                                                                              =====           =====         =====

Selling expense                                                                 2.0%            2.3%          2.3 %
General and administrative expense                                              4.5             4.9           3.5
Defined benefit pension expense (credit)                                       (1.7)            (.5)          2.2
Corporate expense                                                                .7             1.8           1.9
Gain on early extinguishment of debt                                             -            (16.3)           -

Income (loss) before income taxes and
 cumulative effect of change in accounting
 principle                                                                     (6.3)%          12.0%        (12.2)%
Income tax provision                                                            1.8             6.5           -
                                                                              -----           -----         ---
Income (loss) before cumulative effect of
 change in accounting principle                                                (8.1)            5.5         (12.2)
Cumulative effect of change in accounting
 principle                                                                      -               6.0            -
                                                                              -----           -----         ----
Net income (loss)                                                              (8.1)%          11.5%        (12.2)%
                                                                              =====           =====         =====


Year ended December 31, 2003 compared to year ended December 31, 2002

Discussion of operating results

     Net sales declined $28.2 million, or 8.4%, in 2003 from 2002 due primarily to an 8.5% decline in shipment volume of steel and wire products and a .6% decline in overall per-ton steel and wire product selling prices partially offset by a $1.7 million increase, or 17.9%, in Garden Zone's net sales from $9.5 million in 2002 to $11.2 million in 2003. There was no significant change in Keystone's steel and wire products mix between 2002 and 2003. The .6% decline in overall per-ton steel and wire product selling prices ($3 per ton) adversely impacted net sales by approximately $1.8 million.

     Fabricated wire products per-ton selling prices declined by 1.3% and shipment volume declined by 3.8% in 2003 as compared to 2002. Per-ton selling prices of nails declined by 5.7% and shipments declined by 28.4% in 2003 as compared to 2002. However, per-ton selling prices of industrial wire and wire rod increased by .9% and 3.3%, respectively in 2003 as compared to 2002 while shipment volume of industrial wire and wire rod declined by 5.2% and 12.2%, respectively. The Company believes the lower shipment volumes across all product lines and lower per-ton selling prices of fabricated wire products and nails were due primarily to increased imports and lower demand. Despite these market conditions, the Company was able to slightly increase the per-ton product selling prices of its industrial wire and wire rod product lines.

     Billet production during 2003 declined by 146,000 tons to 577,000 tons from 723,000 tons in 2002. The primary reason for the lower billet production levels in 2003 was intentional production curtailments as a result of weakening demand and excess inventory levels. Wire rod production during 2003 declined by 128,000 tons to 559,000 tons from 687,000 tons in 2002. The lower wire rod production in 2003 was due primarily to the lower billet production and unplanned production outages during the 2003 first quarter to effect repairs to the Company's rod mill.

     Despite a 57,000 ton decline (8.5%) in shipment volume in 2003, as compared to 2002, cost of goods sold only declined by 1.5% in 2003 to $310.9 million from $315.6 million in 2002. As a result, the cost of goods sold percentage increased from 94.2% in 2002 to 101.4% of net sales in 2003. This increase in the cost of goods sold percentage was due primarily to increased costs for ferrous scrap, Keystone's primary raw material, and natural gas costs at the Company's Peoria, Illinois facility partially offset by lower costs for electricity at the Peoria facility. In addition, during 2002, Keystone received $900,000 in business interruption insurance proceeds related to incidents in prior years. The Company did not receive any such insurance proceeds in 2003. Keystone's per-ton ferrous scrap costs increased 22% during 2003 as compared to 2002. During 2003, the Company purchased 634,000 tons of ferrous scrap at an average price of $115 per-ton as compared to 2002 purchases of 810,000 tons at an average price of $94 per ton. This increase in per-ton ferrous scrap costs adversely impacted gross profit during 2003 by approximately $13.3 million. Keystone's average ferrous scrap costs in 2004 was approximately $205 per-ton. The cost of natural gas at the Company's Peoria facility in 2003 was approximately $3.9 million higher than 2002 although prices for electrical power in 2003 were approximately $2.5 million lower than in 2002.

     As a result of increased costs and lower per-ton product selling prices, gross margin of $19.3 million in 2002 declined to a loss in 2003 of $4.2 million. As a result, the gross margin percentage in 2002 of 5.8% declined to a 1.4% loss in 2003.

     During the first nine months of 2003, selling expense was higher than the same period in 2002 due primarily to increased advertising costs and employee related expenses. However, during the last 3 months of 2003, due to declining liquidity, the Company dramatically reduced all non-essential expenses, including selling expense. As a result, selling expense for the entire year in 2003 declined 10.6% to $6.9 million from $7.8 million in 2002.

     General and administrative expense of $10.7 million in 2003 was $5.7 million lower than general and administrative expense in 2002 of $16.4 million. The primary reason for this decline was due to lower employee related and travel costs.

     During 2003, Keystone recorded defined benefit pension expense of $6.9 million as compared to recording a pension credit in 2002 of $1.6 million. The higher pension expense in 2003 is due primarily to a $46 million decline in plan assets during 2002 and the resulting lower expected return on plan assets component of defined benefit pension plan expense. As a result of an $85 million increase in plan assets during 2003, the Company's defined benefit pension credit was approximately $6.8 million in 2004. In addition, Keystone was not required to make any cash contributions for defined benefit pension plan fundings in 2004. However, future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases in pension expense or credit and future funding requirements. See Note 9 to the Consolidated Financial Statements and the following discussion of Assumptions on Defined Benefit pension Plans - Defined benefit pension plan.

     General corporate expenses during 2003 of $6.0 million approximated general corporate expenses during 2002.

     Interest expense during 2003 was lower than 2002 due principally to slightly lower debt levels and lower interest rates. Average borrowings by the Company approximated $101.4 million during 2003 as compared to $106.5 million during 2002. During 2003, the average interest rate on outstanding indebtedness was 2.7% per annum as compared to 4.5% per annum in 2002. Keystone currently anticipates average interest rates and debt levels in 2004 will approximate those at the end of 2003.

     In the first quarter of 2002, the Company completed an exchange offer related to its 9 5/8% Notes whereby 94% of the holders of the 9 5/8% Notes exchanged their notes for either a discounted cash amount and common stock, new preferred equity and subordinated secured debt securities, or subordinated unsecured debt securities (the "Exchange Offer"). As a result of the Exchange Offer, for financial reporting purposes the Company reported a $54.7 million pre-tax gain ($33.1 million net of income taxes). See Note 5 to the Consolidated Financial Statements.

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

     In August 2003, Keystone sold substantially all of the assets of Keystone Fasteners for $2.2 million in cash. Keystone reported a pre-tax gain of approximately $287,000 in the third quarter of 2003 as a result of this transaction.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 7 to the Consolidated Financial Statements. At December 31, 2003, the Company had net operating loss carryforwards of approximately $54.5 million and other tax attributes and net deductible temporary differences aggregating into a gross deferred income tax asset of $39.1 million. Because the Company does not currently believe the benefit of such net operating loss carryforward and other net deductible temporary differences meets the "more-likely-than-not" recognition criteria of GAAP, the Company had recorded a deferred tax asset valuation allowance of $39.1 million at December 31, 2003, resulting in no net deferred tax assets. Keystone periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the recorded valuation allowance related to its deferred tax assets in the future. While the Company currently expects to report pre-tax income for financial reporting purposes during 2004, the Company does not believe it will have sufficient positive evidence to conclude that its net deferred income tax assets will meet the "more-likely-than-not" recognition criteria anytime during 2004. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing a tax provision associated with its expected pre-tax income during 2004 will be appropriate. As a result of the deferred tax asset valuation allowance, other than the $21.6 million tax provision recorded in connection with the Exchange Offer in 2002, the Company did not record a tax benefit during 2002 or 2003 associated with its remaining pre-tax losses.

     During the 2002 first quarter, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, negative goodwill of approximately $20.0 million recorded at January 1, 2002 was eliminated as a cumulative effect of change in accounting principle at that date.

     As a result of the items discussed above, Keystone recorded a net loss during 2003 of $37.5 million as compared to recording net income of $38.4 million in 2002.

     At December 31, 2003, the Company's financial statements reflected total accrued liabilities of $19.8 million to cover estimated remediation costs arising from environmental issues. Although Keystone has established an accrual for future required environmental remediation costs that are probable and reasonably estimable, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. See
Note 13 to the Consolidated Financial Statements.

Year ended December 31, 2002 compared to year ended December 31, 2001

     Net sales increased $9.6 million, or 3.0%, in 2002 from 2001 due primarily to a .8% increase in shipment volume of steel and wire products combined with a 1.7% increase in overall per-ton steel and wire product selling prices. There was no significant change in Keystone's steel and wire products product mix between 2001 and 2002. The 1.7% increase in overall per-ton steel and wire product selling prices ($8 per-ton) favorably impacted net sales by $5.4 million. In addition, Garden Zone's net sales increased by 18.8% during 2002 from $8.0 million to $9.5 million.

     Fabricated wire products per-ton selling prices were relatively unchanged from 2001 to 2002 while shipments increased 1.0%. Nail per-ton selling prices increased .5% in 2002 when compared to 2001 while shipments were relatively unchanged. Industrial wire per-ton selling prices declined 1.3% in 2002 when compared to 2001 while shipments increased 2.1%. The per-ton selling price of wire rod increased 7.4% during 2002 as compared to 2001, while shipments declined 1.4%. The increase in shipment volume of fabricated wire products and industrial wire was due to higher demand. As the demand for these products increased, the Company decreased the volume of rod sold to external customers.

     Due in part to a 5,000 ton increase in volume during 2002, as compared to 2001, cost of goods sold of $315.6 million during 2002 increased by $1.6 million over the 2001 cost of goods sold of $313.9 million and the cost of goods sold percentage declined from 96.5% in 2001 to 94.2% in 2002. This decline in the cost of goods sold percentage was due primarily to lower wire rod conversion costs, fixed costs at the Company's Peoria, Illinois facility, natural gas costs, healthcare costs for active employees and zinc costs partially offset by higher costs for ferrous scrap, Keystone's primary raw material, and electricity. In addition, during 2002, Keystone received $900,000 in business interruption insurance proceeds related to incidents in prior years (as compared to $1.8 million in 2001). Also in 2001, the Company received a favorable $1.7 million utility settlement relative to a charge by the utility in a prior year, and, during the 2001 fourth quarter, Keystone recorded a $1.3 million benefit as a result of a favorable legal settlement with an electrode vendor related to alleged price fixing. No such settlements were received in 2002. Keystone's per-ton ferrous scrap costs increased 11% during 2002 as compared to 2001. During 2002, the Company purchased 810,000 tons of ferrous scrap at an average price of $94 per-ton as compared to 2001 purchases of 788,000 tons at an average price of $85 per-ton. This increase in per-ton ferrous scrap costs adversely impacted gross profit during 2002 by approximately $7.5 million as compared to 2001. The Company did not purchase any billets in either of 2002 or 2001. Prices for electrical power during 2002 were approximately $1.8 million higher than 2001's prices although natural gas prices in 2002 were approximately $1.9 million lower than in 2001. Lower rod conversion costs and fixed costs at the Company's Peoria, Illinois facility were due primarily to increased production efficiencies combined with lower employee related costs and workers compensation expense. The decline in healthcare costs for active employees is due primarily to the Company increasing the number of employees required to contribute to their healthcare coverage during 2002.

     Gross profit of $19.3 million during 2002 increased by $8.0 million over the 2001 gross profit of $11.3 million as the gross margin increased from 3.5% in 2001 to 5.8% in 2002. This increase in gross margin was due primarily to the increased overall steel and wire product per-ton selling prices in 2002 combined with lower costs in 2002.

     Selling expense increased 21.2% to $7.8 million in 2002 from $6.4 million in 2001 due primarily to increased advertising expenses and higher employee related costs.

     General and administrative expense of $16.4 million in 2002 increased $1.7 million from $14.7 million in 2001 due primarily to higher legal costs during 2002 as compared to 2001. In addition, during 2001, the Company recorded amortization of negative goodwill of approximately $1.4 million. Effective January 1, 2002, the Company's recorded negative goodwill was eliminated as a cumulative effect of change in accounting principle and as such, no further amortization was recorded. Legal expenses increased by approximately $1.0 million in 2002 primarily due to Keystone pursuing a trademark infringement case against several companies that Keystone believes are infringing upon a number of Keystone's trademarks as well as a $650,000 reimbursement of legal fees that was received in 2001. No such reimbursement was received in 2002.

     During 2002, Keystone recorded a non-cash pension credit of $1.6 million as compared to $5.5 million in 2001. The lower pension credit in 2002 was primarily the result of higher amortization of prior years' actuarial losses and a lower expected return on plan assets during 2002. Although the rate of return was unchanged from 2001 to 2002, the lower, expected return on plan assets during 2002 was due primarily to a $10.5 million decline in plan assets from December 31, 2000 to December 31, 2001. See Note 9 to the Consolidated Financial Statements. See following discussion of Assumptions on Defined Benefit Pension Plans and OPEB Plans - Defined benefit pension plan.

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

     On January 1, 2002, Keystone adopted SFAS No. 142, and as such, negative goodwill of approximately $20.0 million recorded at January 1, 2002 was eliminated as a cumulative effect of change in accounting principle at that date.

     The Exchange Offer, resulted in Keystone recording, for financial reporting purposes, a $54.7 million pre-tax gain ($33.1 million net of income taxes). See
Note 5 to Consolidated Financial Statements.

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

     The Company's operating segments are organized along its manufacturing facilities and include two reportable segments: (i) Keystone Steel and Wire ("KSW") which manufacturers and sells wire rod, industrial wire and fabricated wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets and, (ii) Engineered Wire Products ("EWP") which manufactures and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges. EWP is not included in the Company's February 2004 bankruptcy proceedings.

     Prior to July 2003, the Company owned a 51% interest in Garden Zone, a distributor of wire, plastic and wood lawn and garden products to retailers. In July 2003, Keystone sold its 51% ownership in Garden Zone.

     In addition, prior to July 2003, Keystone also operated three businesses that did not constitute reportable business segments. These businesses sell industrial wire and fabricated wire products for agricultural, industrial, construction, commercial, original manufacturers and retail consumer markets. The results of operations of these businesses are aggregated and included under the "All Other" heading in the following tables. During July 2003, Keystone transferred its operations at one of these three businesses to other Keystone facilities, and during August 2003 Keystone sold another of the businesses. As a result, as of August 2003, the "All Other" heading in the following tables only includes Sherman Wire.

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

                                               Principal
         Business Segment                      Entities                    Location                   Products

Keystone Steel & Wire               Keystone Steel & Wire            Peoria, IL            Billets, wire rod, industrial
                                                                                           wire, nails and fabricated wire
                                                                                           products

Engineered Wire Products            Engineered Wire Products         Upper Sandusky,       Fabricated wire products
                                                                      OH

Garden Zone                         Garden Zone (1)                  Charleston, SC        Wire, wood and plastic lawn and
                                                                                           garden products

All Other                           Sherman Wire                     Sherman, TX           Industrial wire and fabricated
                                                                                           wire products
                                    Sherman Wire of Caldwell(2)      Caldwell, TX          Industrial wire and fabricated
                                                                                           wire products
                                    Keystone Fasteners(3)            Springdale, AR        Nails

(1) 51.0% subsidiary - interest sold in July 2003. (2) Transferred operations in July 2003 to Sherman and KSW. (3) Business sold in August 2003.


                                                                2001             2002          2003
                                                                ----             ----          ----

Revenues:
  Keystone Steel and Wire                                       $274,525       $290,818        $274,284
  Engineered Wire Products                                        34,177         32,935          35,260
  Garden Zone                                                      8,483         10,744          12,082
  All other                                                       51,670         45,485          28,127
  Elimination of intersegment
    Revenues                                                     (43,668)       (45,147)        (43,082)
                                                                --------       --------        --------

                                                                $325,187       $334,835        $306,671
                                                                ========       ========        ========

Operating profit (loss):
  Keystone Steel and Wire                                       $(12,779)      $ (3,921)       $(21,388)
  Engineered Wire Products                                         4,156          2,743           2,721
  Garden Zone                                                        210             85             700
  All Other                                                       (2,603)        (2,971)         (4,579)
  GAAP adjustments and eliminations                                6,628            785          (6,185)
                                                                --------       ----            --------

                                                                $ (4,388)      $ (3,279)       $(28,731)
                                                                ========       ========        ========

Keystone Steel & Wire

     KSW's net sales in 2003 declined by $16.5 million or 5.7% to $274.3 million from $290.8 million in 2002 due primarily to lower shipment volumes partially offset by higher overall per-ton product selling prices. KSW sold approximately 14,000 less tons of products in 2003 as compared to 2002 at selling prices $13 per-ton higher than per-ton product selling prices in 2002. The primary reason for the decline in shipment volume during 2003 at KSW was a 50,000 ton decline in wire rod shipments that were in turn due to lower demand and an unplanned production outage during the first quarter of 2003. During 2003 and 2002, approximately 11% and 12%, respectively of KSW's net sales were made to other Keystone entities. Significantly all of the sales to other Keystone entities were sales of wire rod.

     During 2003, KSW recorded a $21.4 million operating loss as compared to recording a $3.9 million operating loss in 2002. The primary reasons for the increased operating loss in 2003 were increased costs for ferrous scrap, natural gas, and OPEB expense partially offset by higher per-ton product selling prices and lower costs for electricity. In addition, during 2002, KSW received $900,000 of business interruption insurance proceeds related to incidents in prior years. No such settlements were received by KSW during 2003.

     KSW's net sales of $290.8 million in 2002 increased approximately $16.3 million or 6%, from 2001 due primarily to higher shipment volumes and higher overall per-ton product selling prices. During 2002, KSW sold 129,000 more tons of products than during 2001 at per-ton product selling prices approximately $15 per-ton higher than the per-ton selling prices in 2001. During 2002 and 2001, approximately 12% and 13%, respectively of KSW's net sales were made to other Keystone entities. The majority of these sales were sales of wire rod.

     During 2002, KSW recorded a $3.9 million operating loss as compared to a $12.8 million operating loss recorded during 2001. The primary reasons for the lower operating loss in 2002 were the increased per-ton selling prices and lower rod conversion cost, fixed costs, natural gas cost, healthcare costs for active employees and zinc cost all partially offset by higher costs for ferrous scrap, electricity, legal and OPEB costs. In addition, during 2002, KSW received $900,000 of business interruption insurance proceeds related to incidents in prior years as compared to $1.8 million received in 2001. Also, during 2001, KSW received total legal settlements of $3.0 million. No such settlements were received by KSW during 2002.

Engineered Wire Products

     EWP's net sales of $35.3 million during 2003 were approximately $2.3 million or 7% higher than during 2002 due primarily to both increased shipment volume and higher overall per-ton product selling prices. During 2003, EWP sold 3,000 more tons of product than during 2002 at per-ton product selling prices approximately $13 per ton higher than per-ton selling prices in 2002.

     Despite higher net sales in 2003 as compared to 2002, EWP recorded operating income of $2.7 million in each year due primarily to increased wire rod costs, EWP's primary raw material. EWP purchases the majority of its wire rod requirements from KSW.

     EWP's net sales of $32.9 million in 2002 decreased approximately $1.2 million or 4%, from 2001 due primarily to lower shipment volumes and lower overall per-ton product selling prices. During 2002, EWP sold 1,000 less tons of product than during 2001 at per-ton product selling prices approximately $9 per-ton lower than the per-ton selling prices in 2001.

     During 2002, EWP recorded operating income of $2.7 million as compared to $4.2 million of operating income recorded during 2001. The primary reasons for the lower operating income in 2002 were the lower overall pre-ton product selling prices and higher costs for wire rod.

Garden Zone

     Keystone sold its 51% interest in Garden Zone in July 2003. Despite only recording a partial year of sales in 2003, Garden Zone's net sales during 2003 of $12.1 million increased $1.3 million or 12% from Garden Zone's net sales in 2002 of $10.7 million. Garden Zone's increased sales level during 2003 as compared to 2002 was due primarily to increased market penetration by Garden Zone during 2003. As a result of increased net sales in 2003, Garden Zone's operating income in 2003 prior to the disposition by Keystone, increased to $700,000 from $85,000 in 2002.

     Garden Zone's net sales of $10.7 million in 2002 increased approximately $2.3 million or 27%, from 2001 due primarily to increased market penetration by Garden Zone during 2002. During 2002, Garden Zone recorded operating income of $85,000 as compared to $210,000 during 2001. The primary reason for the lower operating income in 2002 was increased selling and administrative costs despite the higher level of net sales during 2002.

All Other

     The three businesses in this segment recorded net sales of $28.1 million in 2003, as compared to net sales of $45.5 million during 2002. This $17.4 million decline was due primarily to the sale of one of these businesses in August 2003 and the transfer of another one of the businesses to other Keystone segments in July 2003. As a result of the disposition and transfer of businesses within this segment during 2003, tons shipped by the businesses in this segment during 2003 declined by 25,000 tons from 2002 shipment levels. In addition, the overall per-ton product selling price for this segment declined by approximately $31 per-ton during 2003 as compared to 2002. Sherman Wire was the only remaining business in this segment at December 31, 2003. Sherman Wire shipments in 2003 approximated 2002 shipment levels. However, Sherman Wire's per-ton product selling prices declined by approximately $134 per-ton in 2003. During 2003 and 2002, approximately 36% and 21%, respectively of this segment's net sales were made to other Keystone entities. These sales to other Keystone entities were sales of industrial wire and fabricated wire products. During 2003 and 2002, approximately 55% and 10%, respectively of Sherman Wire's net sales were made to other Keystone entities, primarily KSW. The majority of these sales were fabricated wire products.

     During 2003, these facilities recorded a $4.6 million operating loss as compared to a $3.0 million operating loss in 2002. The primary reason for this increased operating loss in 2003 was the lower overall per-ton product selling prices and increased costs for wire rod, this segment's primary raw material. The businesses in this segment purchase the majority of their wire rod requirements from KSW. During 2003, Sherman Wire recorded an operating loss of $2.5 million as compared to an operating loss of $2.1 million in 2002.

     Facilities in this segment recorded net sales of $45.5 million in 2002, a decrease of approximately $6.2 million or 12%, from 2001 due primarily to lower shipment volumes partially offset by higher overall per-ton product selling prices. During 2002, these facilities sold 12,000 less tons of product than during 2001 at per-ton product selling prices approximately $17 per-ton higher than the per-ton selling prices in 2001. During 2002 and 2001, approximately 21% and 16%, respectively of this segment's net sales were made to other Keystone entities.

     During 2002, these facilities recorded a $3.0 million operating loss as compared to a $2.6 million operating loss recorded during 2001. The primary reasons for the increased operating loss in 2002 were higher selling and general and administrative expenses.

     GAAP adjustments and eliminations in the above table consisted primarily of adjustments to reflect the difference between the defined benefit pension expense or credit and OPEB expense allocated to the segments and the actual expense or credit included in the determination of operating profit or loss. GAAP adjustments and eliminations included a defined benefit pension credit of $8.8 million and $4.9 million during 2001 and 2002, respectively and defined benefit pension expense of $3.8 million during 2003. During 2001, 2002 and 2003, GAAP adjustments and eliminations included OPEB expense of $2.2 million, $3.7 million and $3.3 million, respectively.

Related Party Transactions

     As further discussed in Note 11 to the Consolidated Financial Statements, the Company is party to certain transactions with related parties.

Outlook for 2004

     During 2004, rod imports continued at high levels. Despite these high import levels, per-ton sales prices of the Company's products rose, in part, to successful prosecution of trade cases against selected countries. In addition, the weakening of the U.S. dollar also resulted in increased prices for imported wire rod. As a result, management believes these factors, combined with the business dispositions in 2003, resulted in a 16% lower shipment volume in 2004 as compared to 2003. However, a 47% increase in overall per-ton product selling prices and the effects of the Company's restructuring efforts in 2004, mitigated the impact of a 78% increase in the cost of ferrous scrap, as well as the $11.2 million of legal and other professional fees associated with the Company's bankruptcy and related restructuring efforts. As a result, Keystone expects it will report net income for 2004. In addition, Keystone expects to report positive cash flows from operating activities in 2004, in part because no contribution to the Company's defined benefit pension plan was required. In addition, as a result of significant accumulated net operating losses, the benefit of which has not been previously recognized for financial reporting purposes as the Company does not currently believe meets the "more-likely-than-not" recognition criteria, the Company does not expect to record significant net tax expense associated with its pre-tax income during 2004.

Critical Accounting Policies and Estimates

     The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventory reserves, the recoverability of other long-lived assets (including goodwill and other intangible assets), pension and other post-retirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for environmental remediation, litigation, income tax and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

     Keystone believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

     o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other factors. The Company takes into consideration the current financial condition of the customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2001, 2002 and 2003, the net amount written off against the allowance for doubtful accounts as a percentage of the balance of the allowance for doubtful accounts as of the beginning of the year ranged from approximately 25% to 57%.

     o Keystone provides reserves for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value using assumptions about future demand for its products and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Keystone provides reserves for tools and supplies inventory based generally on both historical and expected future usage requirements.

     o The Company recognizes an impairment charge associated with its long-lived assets, primarily property and equipment, goodwill and other intangible assets whenever it determines that recovery of such long-lived asset is not probable. Such determination is made in accordance with the applicable GAAP requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.

          Under applicable GAAP (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2003, impairment indicators were present with respect to the property and equipment associated with the Company's KSW and Sherman segments, which represented a significant portion of the Company's consolidated net property and equipment as of such date. Keystone completed an impairment review of such net property and equipment and related net assets as of December 31, 2003. Such analysis indicated no impairment was present as the estimated future undiscounted cash flows associated with such segments exceeded the carrying value of such segments' net assets by approximately 31% and 79%, respectively. Significant judgment is required in estimating such undiscounted cash flows. Such estimated cash flows are inherently uncertain, and there can be no assurance that the future cash flows reflected in these projections will be achieved.

          Under applicable GAAP (SFAS No. 142, Goodwill and Other Intangible Assets,) goodwill is required to be reviewed for impairment at least on an annual basis. Goodwill will also be reviewed for impairment at other times during each year when impairment indicators, as defined, are present. As discussed in Notes 1 and 17 to the Consolidated Financial Statements, the Company has assigned its goodwill to the EWP reporting unit (as that term is defined in SFAS No. 142). No goodwill impairment was deemed to exist as a result of the Company's annual impairment review completed during the third quarter of 2003, as the estimated fair value of the EWP reporting unit exceeded the net carrying value by over 300%. The estimated fair value of the EWP reporting unit was determined based on discounted cash flow projections. Significant judgment is required in estimating the discounted cash flows for the EWP reporting unit. Such estimated cash flows are inherently uncertain, and there can be no assurance that EWP will achieve the future cash flows reflected in its projections.

     o Keystone records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realized under the "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income or loss in the period such change in estimate was made. At December 31, 2003, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test and accordingly has provided a valuation allowance for the total gross deferred tax assets.

     o The Company records accruals for environmental, legal, income tax and other contingencies when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

     o Keystone sponsors a defined benefit pension plan covering substantially all employees who meet certain eligibility requirements. For financial reporting purposes at December 31, 2002, the pension plan's accumulated benefit obligation exceeded the plan's assets, and as such, the Company's financial statements reflect an additional minimum pension liability, an intangible asset equal to the amount of unrecognized prior service cost and a charge to stockholders' deficit on its balance sheet. However, as a result of increases in the market value of the plan's assets during 2003, at December 31, 2003, the Plan's assets exceeded the Plan's accumulated benefit obligation, and as such, the additional minimum pension liability, and intangible asset were eliminated. In addition, the Company was not required to make cash contributions to the pension plan during 2003 and was not required to make cash contributions to its pension plan during 2004. The determination of additional minimum liability, intangible asset, charge to stockholders' equity and pension expense is dependent on the selection of certain actuarial assumptions which attempt to anticipate future events. These pension actuarial assumptions, which are described in Note 9 to the Consolidated Financial Statements, include discount rate, expected return on plan assets, rate of future compensation increases, and mortality rates. Actual results that differ from the Company's pension actuarial assumptions are generally accumulated and amortized over future periods and therefore, generally affect the pension asset or liability and pension expense or credit in future periods. While the Company believes its pension actuarial assumptions are appropriate, future material differences between the Company's pension actuarial assumptions and actual results or significant changes in the Company's pension actuarial assumptions, could result in a material increase or decrease in the amount of the reported pension asset or liability and expense or credit, and therefore have a material impact on the Company's reported future results of operations. In addition, the plan could become underfunded under applicable federal regulations, which would require the Company to make cash contributions to the plan. See also the following discussion of Assumptions on Defined Benefit Pension Plans and OPEB Plans - Defined Benefit Pension Plan.

     o The determination of the Company's obligation and expense for OPEB benefits is dependent on the selection of certain actuarial assumptions which attempt to anticipate future events. These OPEB actuarial assumptions, which are also described in Note 9 to the Consolidated Financial Statements, include discount rate, rate of future increases in healthcare costs, and mortality rates. Actual results that differ from the Company's OPEB actuarial assumptions are, in accordance with GAAP, generally accumulated and amortized over future periods and therefore, generally affect OPEB obligations and expense in future periods. While the Company believes its OPEB actuarial assumptions are appropriate, future differences between the Company's OPEB actuarial assumptions and actual results or significant changes in the Company's OPEB actuarial assumptions could materially affect the reported amount of the Company's future OPEB obligation and expense, and therefore have a material impact on the Company's reported future results of operations. In addition, the amount the Company ultimately pays for future cash OPEB benefits could be materially different from the amounts inherent in the actuarial assumptions. See also the following discussion of Assumptions on Defined Benefit Pension Plans and OPEB Plans - OPEB plans.

Accounting Principles Newly Adopted in 2003

     See Note 17 to the Consolidated Financial Statements.

Accounting Principles Not Yet Adopted

     See Note 18 to the Consolidated Financial Statements.

Assumptions on Defined Benefit Pension Plans and OPEB Plans

     Defined benefit pension plan. The Company accounts for its defined benefit pension plan using SFAS No. 87, Employer's Accounting for Pensions. Under SFAS No. 87, defined benefit pension plan expense or credit and prepaid or accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. The Company recognized a consolidated defined benefit pension plan credit of $5.5 million in 2001 and $1.6 million in 2002 and a consolidated defined benefit pension expense of $6.9 million in 2003. The amount of funding requirements for the defined benefit pension plan is based upon applicable regulations, and will generally differ from pension expense or credit recognized under SFAS No. 87 for financial reporting purposes. No contributions were required to be made to the Company's defined benefit pension plan during the past three years.

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

     The Company used the following discount rates for its defined benefit pension plan during the last three years:

                            Discount rates used for:
                       ------------------------------------------------------------------------------------------------
                               Obligations at                   Obligations at                   Obligations at
                       December 31, 2001 and expense     December 31, 2002 and expense       December 31, 2003 and
                                 in 2002                           in 2003                     expense in 2004
                       -------------------------------  --------------------------------  -----------------------------


                                     7.00%                              6.50%                          6.00%

     The assumed long-term rate of return on plan assets represents the estimated average rate of earnings expected to be earned on the funds invested or to be invested in the plans' assets provided to fund the benefit payments inherent in the projected benefit obligations. Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual, short-term performance of the plan assets in any given year. Defined benefit pension expense or credit each year is based upon the assumed long-term rate of return on plan assets for the plan and the actual fair value of the plan assets as of the beginning of the year. Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based upon the expected average remaining service life of the active plan participants.

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets of its plan and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Substantially all of Keystone's plan assets are invested in the Combined Master Retirement Trust ("CMRT"), a collective investment trust established by Valhi Inc. ("Valhi"), a majority owned subsidiary of Contran, to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold Simmons is the sole trustee of the CMRT. The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 16-year history of the CMRT through December 31, 2003, the average annual rate of return has been 12.4%. For 2001, 2002 and 2003, the assumed long-term rate of return utilized for plan assets invested in the CMRT was 10%. In determining the appropriateness of such long-term rate of return assumption, the Company considered, among other things, the historical rate of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. At December 31, 2003, the asset mix of the CMRT was 63% in U.S. equity securities, 24% in U.S. fixed income securities, 7% in international securities and 6% in cash and other investments.

     The Company regularly reviews its actual asset allocation for its defined benefit pension plan, and will periodically rebalance the investments in the plan to more accurately reflect the targeted allocation when considered appropriate.

     As noted above, the Company's assumed long-term rate of return on plan assets was 10% for each of 2001, 2002 and 2003. The Company currently expects to utilize the same long-term rate of return on plan assets assumption in 2004 as it used in 2003 for purposes of determining the 2004 defined benefit pension plan expense or credit.

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

     Based on the actuarial assumptions described above, Keystone expects its defined benefit pension credit will approximate $6.8 million in 2004 compared to a defined benefit pension expense of $6.9 million in 2003. Keystone was not required to make contributions to the defined benefit pension plan during 2004 (none were required in 2003, 2002 or 2001).

     As noted above, defined benefit pension expense or credit and the amounts recognized as prepaid or accrued pension costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If Keystone had lowered the assumed discount rate by 25 basis points as of December 31, 2003, the Company's projected and accumulated benefit obligations would have increased by approximately $9.6 million and $9.2 million, respectively at that date, and the defined benefit pension credit would be expected to decrease by approximately $400,000 during 2004. Similarly, if Keystone lowered the assumed long-term rate of return on plan assets by 25 basis points for its defined benefit pension plan, the defined benefit pension credit would be expected to decrease by approximately $700,000 during 2004.

     OPEB plans. The Company currently provides certain health care and life insurance benefits for eligible retired employees. See Note 9 to the Consolidated Financial Statements. The Company accounts for such OPEB costs under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions. Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. The Company recognized consolidated OPEB expense of $12.0 million in 2001, $14.3 million in 2002 and $17.5 million in 2003. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $9.8 million in 2001, $9.2 million in 2002 and $10.3 million in 2003.

     The assumed discount rates the Company utilizes for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates the Company utilizes for its defined benefit pension plan.

     In estimating the health care cost trend rate, the Company considers its actual health care cost experience, future benefit structures, industry trends and advice from its third-party actuaries. During each of the past three years, the Company has assumed the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. For example, at December 31, 2003, the expected rate of increase in future health care costs was 10% in 2004, declining to 5% in 2009 and thereafter.

     Based on the actuarial assumptions described above, the Company expects its consolidated OPEB expense will approximate $20.9 million in 2004. In comparison, the Company made approximately $5.3 million of contributions to such plans during 2004. The amount of OPEB contributions made by the Company in 2004, which was lower than the Company's contributions in 2003 of $10.3 million, reflects in part certain interim relief related to the Company's retiree medical plans that were approved by the Bankruptcy Court in connection with the Company's Chapter 11 filing.

     As noted above, OPEB expense and the amount recognized as accrued OPEB costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its OPEB plans as of December 31, 2003, the Company's aggregate accumulated OPEB obligations would have increased by approximately $8.5 million at that date, and the Company's OPEB expense would be expected to increase by $461,000 during 2004. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, the Company's accumulated OPEB obligations would have increased by approximately $39.7 million at December 31, 2003, and OPEB expense would have increased by $4.4 million in 2003.

Liquidity and Capital Resources

     At December 31, 2003, Keystone had negative working capital of $90.2 million, including $34.6 million of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facilities of $20.9 million. The amount of available borrowings under these Keystone's revolving credit facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. At December 31, 2003, unused credit available for borrowing under Keystone's $45 million revolving credit facility (the "Keystone Revolver"), which expires March 31, 2005 and EWP's $7 million revolving credit facility (the "EWP Revolver"), which, as amended, expires September 30, 2005 were $726,000 and $1.9 million, respectively. The Keystone Revolver requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. Accordingly, any outstanding balances under the Keystone Revolver are always classified as a current liability regardless of the maturity date of the facility. Keystone retired the EWP Revolver with the proceeds of its exit financing upon emergence from Chapter 11 on August 31, 2005.

     In addition, EWP Financial LLC ("EWPFLLC"), a wholly-owned subsidiary of Contran, has agreed to loan the Company up to an aggregate of $6 million under the terms of a revolving credit facility that matured on February 24, 2004. The Company did not borrow any amounts under such facility. However, EWPFLLC has issued a $250,000 letter of credit for the benefit of the Company under the revolving credit facility.

     In January 2004, EWP received a new $6.75 million term loan ("the EWP Term Loan") from the same lender providing the EWP Revolver. The EWP Term Loan bears interest at LIBOR plus 2.5%, is due in 60 monthly installments of $112,500 plus accrued interest, is collateralized by a lien on all of the fixed assets of EWP and cross-collateralized with the EWP Revolver. Proceeds from the EWP Term Loan were used to repay intercompany indebtedness to Keystone. Keystone used the proceeds to reduce the outstanding balance of the Keystone Revolver. The Company retired the EWP Term Loan with the proceeds of its exit financing upon emergence from Chapter 11 on August 31, 2005.

     On March 15, 2004, the Court approved two new debtor-in-possession financing facilities (the "DIP Order). The first debtor-in-possession financing facility consists of an Assumption Agreement whereby the pre-petition lender on the Keystone Revolver and a term note (the "Keystone Term Note") agreed to convert those credit facilities to a debtor-in-possession facility (collectively, the "Congress DIP Facility"). The terms of the respective facilities comprising the Congress DIP Facility are relatively unchanged from the respective pre-petition facilities with the exception of the elimination of the existing financial covenants and the granting of a second lien on the stock of EWP owned by Keystone. In connection with the approval of the Congress DIP Facility, the Keystone Term Note was increased by $4.0 million. Approximately $2.0 million of these proceeds were applied to the Keystone Revolver portion of the Congress DIP Facility and the remainder was used to fund Keystone's working capital needs. However, the Congress DIP Facility lender also applied an availability reserve of approximately $2.0 million to the borrowing base of the Keystone Revolver in connection with the increase in Keystone Term Note resulting in no net increase in availability under the Keystone Revolver at that time. The Keystone Term Note requires monthly principal payments of $100,000. The Congress DIP Facility, as amended, matures the earliest to occur of September 30, 2005, payment in full of the Congress DIP Facility, confirmation of a plan of reorganization of Keystone, an event of default or upon certain other events. The Congress DIP Facility required a facility fee of $375,000, half of which was paid at inception and half of which was paid in August, 2004.

     The second debtor-in-possession financing facility comprising the DIP Order is a $5 million revolving credit facility with EWPFLLC (the "EWP DIP Facility"). Advances under the EWP DIP Facility bear interest at the prime rate plus 3.0% per annum and are collateralized by the common stock of EWP owned by Keystone. Proceeds from the EWP DIP Facility were used to fund Keystone's working capital needs. The EWP DIP Facility requires Keystone to abide by specified cash budgets. In addition, the EWP DIP Facility requires EWPFLLC to fund an additional $2 million through a participation in the Congress DIP Facility upon the Company's realization of certain milestones. The Company met such milestones and in April 2004, this additional funding was made. The EWP DIP Facility, as amended, matures upon confirmation of a plan of reorganization of Keystone, closing of a sale of EWP, an event of default under the EWP Term Note, an event of default under the Congress DIP Facility or upon certain other events. The EWP DIP Facility required a facility fee of $100,000, half of which was paid at inception and half of which was paid in August 2004.

     On August 31, 2005, in connection with its emergence from Chapter 11, Keystone entered into a new $80.0 million secured credit facility. Proceeds from
this   credit   facility   were   used   to   extinguish   Keystone's   existing
Debtor-In-Possession credit facilities, the EWP Term Loan and the EWP Revolver and to provide working capital for reorganized Keystone. The facility includes a term loan in the amount of up to $25.0 million, subject to a borrowing base calculation based on the market value of the Company's real property and equipment. To the extent there is sufficient borrowing base, the term loan portion of this credit facility can be reloaded in the amount of $10.0 million. The portion of the credit facility in excess of the term loan balance is available to the Company as a revolving credit facility subject to a borrowing base calculation based on eligible receivables and inventory balances. Interest rates on the credit facility range from the prime rate to the prime rate plus ..5% depending on Keystone's excess availability, as defined in the credit agreement. The facility also provides for a LIBOR interest rate option. Under the terms of the credit facility, the Company is required to annually pay down the term loan portion of the facility in the amount of 25% of excess cash flow, as defined in the agreement, subject to a $2.0 million annual and a $5.0 million aggregate limit. The facility also includes performance covenants related to minimum levels of cash flow and fixed charge coverage ratio. Keystone paid the lender $400,000 of diligence, commitment and closing fees in connection with this facility.

     During 2003, the Company's operating activities provided approximately $5.9 million of cash, compared to $10.1 million of cash provided by operating activities in 2002. Cash flow from operating activities declined in 2003 compared to 2002 due primarily to a $22.2 million higher loss from operations and relative changes in the levels of assets and liabilities (primarily inventory and accounts payable). Due to Keystone's limited liquidity during the last half of 2003, the Company was not able to operate on a continuous basis. As such, production levels declined and Keystone was forced to substantially reduce its normal inventory levels over the last half of 2003 in order to meet customer shipment demand. In addition, as the Company's liquidity deteriorated throughout 2003, many vendors and suppliers discontinued trade terms and required Keystone to pay cash in advance for all goods as well as pay down old trade payables prior to shipment of new goods. As such, trade accounts payable declined substantially during 2003.

     During 2003, Keystone made capital expenditures of approximately $2.7 million primarily related to upgrades of production equipment at its facility in Peoria, Illinois, as compared to $8.0 million in 2002. Capital expenditures for 2004 were approximately $5.0 million and were related primarily to upgrades of production equipment. Such capital expenditures were funded using cash flows from operations together with borrowing availability under Keystone's credit facilities.

     At December 31, 2003, the Company's financial statements reflected accrued liabilities of $19.8 million for estimated remediation costs for those environmental matters which Keystone believes are probable and reasonably estimable. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. Keystone believes it is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to Keystone for sites for which the Company believes it is possible to estimate costs is approximately $21.6 million.

     Keystone was not required to make contributions to its pension plan during 2004. Future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases to pension expense or credit and funding requirements in future periods. See Note 9 to the Consolidated Financial Statements.

     The Company periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. At December 31, 2003, the Company expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax deductions, in part due to the long-term nature of its net operating loss carryforwards, which expire in 2019 to 2023. Although, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test. As such, during the fourth quarter of 2001, the Company provided a deferred tax asset valuation allowance of approximately $14.5 million. During 2002 and 2003, Keystone increased the valuation allowance by $5.5 million and $19.1 million, respectively, and at December 31, 2003, the Company has recognized a deferred tax asset valuation allowance of $39.1 million, or all of the Company's deferred tax asset. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could change the valuation allowance related to its deferred tax assets in the future. The
Company does not currently expect to record significant net tax expense associated with its expected pre-tax income during 2004.

     Keystone incurs significant ongoing costs for plant and equipment and substantial employee medical benefits for both current and retired employees. As such, Keystone is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. Despite reductions in fixed costs and increases in certain product selling prices, Keystone was unable to maintain sufficient operating liquidity during 2004 and as a result, on February 26, 2004 Keystone and five of its direct and indirect subsidiaries filed for voluntary protection under Chapter 11 of the Federal Bankruptcy Code. Subsequent to filing for Chapter 11, the Company negotiated a favorable amendment to the collective bargaining agreement with its largest labor union and received interim relief with respect to certain OPEB payments to retirees. Keystone incurred legal and professional fees of approximately $11.2 million during 2004 with respect to its reorganization efforts, including related to the Chapter 11 filing. In addition, the Company is taking additional action towards improving its liquidity. These actions include, but are not limited to, reducing inventory levels through more efficient production schedules and modifying coverages and participant contribution levels of medical plans for both employees and retirees. Keystone has also considered, and may in the future consider, the sale of certain divisions or subsidiaries that are not necessary to achieve the Company's long-term business objectives. However, there can be no assurance Keystone will be successful in any of these or other efforts, or that if successful, they will provide sufficient liquidity for the Company's operations during the next year. See Note 19 to the Consolidated Financial Statements.

     Under Chapter 11 proceedings, actions by creditors to collect pre-petition claims are stayed, absent specific authorization from the Court to pay such claims while the Company manages the business as a debtor-in-possession. Keystone received approval from the Court to pay certain of its pre-petition Claims, including employee wages and certain employee benefits.

     Keystone filed a plan of reorganization on October 4, 2004 and amended that Plan on May 26, 2005, June 21, 2005 and June 27, 2005. Keystone's amended plan of reorganization was accepted by the impacted constituencies and confirmed by the Court on August 10, 2005. The Company emerged from bankruptcy protection on August 31, 2005. Significant provisions of Keystone's amended plan of reorganization included, among other things:

     o Assumption of the previously negotiated amendment to the collective bargaining agreement with the Independent Steel Workers Alliance (the "ISWA"), Keystone's largest labor union;
     o Assumption of the previously negotiated agreements reached with certain retiree groups that will provide relief by permanently reducing healthcare related payments to these retiree groups from pre-petition levels;
     o The Company's obligations due to pre-petition secured lenders other than its Debtor-In-Possession lenders were reinstated in full against reorganized Keystone;
     o All shares of Keystone's common and preferred stock outstanding at the petition date (February 26, 2004) were cancelled;
     o Pre-petition unsecured creditors with allowed claims against Keystone will receive, on a pro rata basis, in the aggregate, $5.2 million in cash, a $4.8 million secured promissory note and 49% of the new common stock of reorganized Keystone;
     o Certain operating assets and existing operations of Sherman Wire Company ("Sherman Wire"), one of Keystone's pre-petition wholly-owned subsidiaries, will be sold at fair market value to Keystone, which will then be used to form and operate a newly created wholly-owned subsidiary of reorganized Keystone named Keystone Wire Products Inc.;
     o Sherman Wire was also reorganized and the proceeds of the operating asset sale to Keystone and other funds will be distributed, on a pro rata basis, to Sherman Wire's pre-petition unsecured creditors as their claims are finally adjudicated;
     o Sherman Wire's pre-petition wholly-owned non-operating subsidiaries, J.L. Prescott Company, and DeSoto Environmental Management, Inc. as well as Sherman Wire of Caldwell, Inc., a wholly-owned subsidiary of Keystone, will ultimately be liquidated and the pre-petition unsecured creditors with allowed claims against these entities will receive their pro-rata share of the respective entity's net liquidation proceeds;
     o Pre-petition unsecured creditors with allowed claims against FV Steel & Wire Company, another one of Keystone's wholly-owned subsidiaries, will receive cash in an amount equal to their allowed claims;
     o One of Keystone's Debtor-In-Possession lenders, EWP Financial, LLC (an affiliate of Contran Corporation ("Contran"), Keystone's largest pre-petition shareholder) converted $5 million of its DIP credit facility, certain of its pre-petition unsecured claims and all of its administrative claims against Keystone into 51% of the new common stock of reorganized Keystone; and
     o The Board of Directors of reorganized Keystone now consists of seven individuals, two each of which were designated by Contran and the Official Committee of Unsecured Creditors (the "OCUC"), respectively. The remaining three directors qualify as independent directors (two of the independent directors were appointed by Contran with the OCUC's consent and one was appointed by the OCUC with Contran's consent).

In addition, Keystone has obtained an $80 million secured credit facility from Wachovia Capital Finance (Central). Proceeds from this credit facility were used to extinguish Keystone's existing Debtor-In-Possession credit facilities and to provide working capital for reorganized Keystone. See Note 19 to the Consolidated Financial Statements.

  Summary of Debt and Other Contractual Commitments

     As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 5, 14, 15 and 19 to the Consolidated Financial Statements. The following table summarizes such contractual commitments of the Company and its consolidated subsidiaries that are unconditional both in terms of timing and amount by the type and date of payment:

                                                    Payment due date
                                                                                           2009 and
Contractual commitment                           2004      2005/2006       2007/2008        after            Total
----------------------                           ----      ---------       ---------       -------           -----
                                                                          (In thousands)

Indebtedness:
   Principal                                      $19,390        $ 8,868         $34,278        $25,139       $ 87,675
   Interest                                         1,458          1,971             767          4,234          8,430

Operating leases                                    1,157          1,215              70             48          2,490

Deferred vendor payment
 agreements                                         3,227          6,454             807             -          10,488

Product supply agreement                            1,200          2,400           2,400          2,700          8,700
                                                   ------         ------          ------         ------         ------

                                                  $26,432        $20,908         $38,322        $32,121       $117,783
                                                  =======        =======         =======        =======       ========

     The timing and amounts shown in the above table for the Company's commitments related to indebtedness (both principal and interest), operating leases, deferred vendor payment agreements and product supply agreements are based upon the contractual payment amount and the contractual payment date for such commitments. Therefore, such timing and amounts shown in the above table do not reflect any effect on such commitments that arise from the Company's emergence from Chapter 11 proceedings. Due to the Chapter 11 filings, Keystone was not permitted to make principal or interest payments on its pre-petition debt or deferred vendor payments. As discussed in Note 5 to the Consolidated Financial Statements, certain indebtedness of the Company aggregating $34.5 million has been classified as a current liability at December 31, 2003 because such indebtedness is in default. However, such $34.5 million has been classified in the above table based on the contractual maturity date of such indebtedness because the lender has not accelerated payment of such indebtedness, and because payment on such indebtedness was stayed as a result of the Chapter 11 proceedings. In addition, balances due under the Company's revolving credit facilities are shown as current maturities in the Company's Consolidated Financial Statements at December 31, 2003. However, the above table reflects maturities of these facilities only upon the contracted expiration of the respective facility.

     The Company has many executory contracts, including the operating leases and product supply agreement included in the above table that were rejected during the Chapter 11 proceedings.

     Payments under the deferred payment agreements in the above table reflect the minimum payments required under the agreements. Certain provisions of the agreements may require acceleration of the timing of the payments, but not an increase in the total amount to be paid. Payments under the product supply agreement in the above table reflect the minimum payments required under the agreement.

     In addition, the Company is party to an agreement that requires quarterly contributions of $75,000 to an environmental trust fund. Monies in the trust fund will be made available to the Company when the related environmental site is remediated or when the trust fund has a minimum excess of $2.0 million over the related site's estimated remaining remediation costs. At December 31, 2003, estimated remaining remediation costs exceeded the amount in the environmental trust fund.

     The above table does not reflect any amounts that the Company might pay to fund its defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Such defined benefit pension plans and OPEB plans are discussed above in greater detail.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Keystone's exposure to changes in interest rates relates primarily to long-term debt obligations. At December 31, 2003, approximately 91% of the Company's long-term debt was comprised of fixed rate instruments, which minimize earnings volatility related to interest expense. Keystone does not currently participate in interest rate-related derivative financial instruments.

     The table below presents principal amounts and related weighted-average interest rates by maturity date for Keystone's long-term debt obligations.

                                                                                                          Estimated
                                                   Contracted Maturity Date                               Fair Value
                          -----------------        ----------------------------------------
                             2004      2005     2006     2007      2008      Thereafter    Total       December 31, 2003
                             ----      ----     ----     ----      ----      ----------    -----       -----------------
                                                                 ($ In thousands)

Fixed-rate debt -
  Principal amount        $28,226     $  23    $  14    $16,155   $   1        $16,031     $60,450            (1)

  Weighted-average
    interest rate             .02%     0.00%    0.00%     3.66%    0.00%         3.82%       2.00%

Variable-rate debt-
  Principal amount        $27,224     $  -     $  -     $  -       $  -        $  -       $27,224          $27,224

  Weighted-average
    interest rate            4.77%       -%       -%       -%        -%          -   %       4.77%

     At December 31, 2002, long-term debt included fixed-rate debt of $61.3 million (fair value - $35.0 million) with a weighted average interest rate of 6.3% and $36.0 million of variable-rate debt which approximated fair value, with a weighted-average interest rate of 4.3%.

     (1) Due to the significant uncertainties surrounding the Company's Chapter 11 filings, management is unable to estimate the aggregate fair value of Keystone's fixed rate notes at December 31, 2003.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information called for by this Item is contained in a separate section of this report. See Index of Financial Statements and Financial Statement Schedule on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures.The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, the Company's President and Chief Executive Officer, and Bert E. Downing, Jr., the Company's Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the Company's disclosure controls and procedures as of December 31, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     Internal Control Over Financial Reporting. The Company also maintains a system of internal controls over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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


     The Company currently expects that Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to annually include a management report on internal control over financial reporting starting with the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The Company's independent registered public accounting firm will also be required to annually audit the Company's internal control over financial reporting. In order to achieve compliance with Section 404, the Company will have to document, test and evaluate its internal control over financial reporting, using a combination of internal and external resources. The process of documenting, testing and evaluating the Company's internal control over financial reporting under the applicable guidelines is expected to be complex and time consuming, and available internal and external resources necessary to assist the Company in the documentation and testing required to comply with Section 404 could be limited. While the Company currently believes it will be able to dedicate the appropriate resources, and that it will be able to fully comply with Section 404 in its Annual Report on Form 10-K for the year ended December 31, 2007 and be in a position to conclude that the Company's internal control over financial reporting is effective as of December 31, 2007, because the applicable requirements are complex and time consuming, and because currently unforeseen events or circumstances beyond the Company's control could arise, there can be no assurance that the Company will ultimately be able to fully comply with
Section 404 in its Annual Report on Form 10-K for the year ended December 31, 2007 or whether it will be able to conclude that the Company's internal control over financial reporting is effective as of December 31, 2007.


     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's system of internal controls over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                    DIRECTORS

     The bylaws of Keystone provide that the Board of Directors shall consist of not less than five and not more than nine persons, as determined by the Board of Directors from time to time. The Board of Directors has currently set the number of directors at seven. The directors elected at the Annual Meeting held October 2, 2003, will hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified or their earlier removal, resignation or death.

     Set forth below is certain information concerning the directors of Keystone as of December 31, 2003. Biographical information, including ages, is as of December 31, 2003.

THOMAS E. BARRY                                             Director since 1989

     Dr. Barry, age 60, is vice president for executive affairs at Southern Methodist University and has been a professor of marketing in the Edwin L. Cox School of Business at Southern Methodist University since prior to 1999. Dr. Barry is also a director of Valhi, Inc. ("Valhi"), a publicly held diversified holding company related to Keystone. Dr. Barry ceased being a director upon the Company's emergence from Chapter 11 on August 31, 2005.

WILLIAM SPIER                                               Director since 1996

     Mr. Spier, age 69, is chairman of the board of Empire Resources, Inc. and has served in such capacity since September 1999. Mr. Spier resigned as a director in January 2005.

PAUL M. BASS, JR.                                           Director since 1989

     Mr. Bass, age 68, is vice chairman of First Southwest Company, a privately owned investment banking firm, and has served in such capacity since prior to 1999. Mr. Bass is also a director of CompX International Inc. ("CompX"), a manufacturer of ergonomic computer support systems, precision ball bearing slides and security products that is related to Valhi, and a director of MACC Private Equities Inc., a business development company. Mr. Bass is currently serving as chairman of the board of trustees of Southwestern Medical Foundation, a foundation that supports and promotes The University of Texas Southwestern Medical Center.

KEITH R. COOGAN                                             Director since 2003

     Mr. Coogan, age 51, is chief executive officer of Software Spectrum, Inc., a global business-to-business software services provider that is currently a wholly owned subsidiary of Level 3 Communications, but from 1991 to June 2002 was a publicly traded corporation. From 1990 to October 2002, Mr. Coogan served in various other executive officer positions of Software Spectrum, including vice president of finance and operations and chief operating officer. Mr. Coogan is also a director of CompX. Mr. Coogan serves as chairman of Keystone's audit committee and the Board of Directors has determined that he is an "audit committee financial expert" as defined by the U.S. Securities and Exchange Commission and is an independent director under the corporate governance rules of the New York Stock Exchange. Mr. Coogan ceased being a director upon the Company's emergency from Chapter 11 on August 31, 2005.

GLENN R. SIMMONS                                             Director since 1986

     Mr. Simmons, age 75, is chairman of the board of Keystone and has served in such capacity since prior to 1999. Since prior to 1999, Mr. Simmons has served as vice chairman of the board of directors of Valhi and Contran. Mr. Simmons has been a director of Contran and an executive officer and/or director of various companies related to Contran since prior to 1999. He is chairman of the board of CompX, a director of NL Industries, Inc. ("NL"), and Kronos Worldwide, Inc. ("Kronos Worldwide"), both engaged in the maufacture of titanium dioxide pigments and related to Valhi; and a director of Titanium Metals Corporation ("TIMET"), a company engaged in the titanium metals industry that is related to Valhi. Mr. Simmons is a brother of Harold C. Simmons, the chairman of the board of Valhi and Contran.

J. WALTER TUCKER, JR.                                        Director since 1971

     Mr. Tucker, age 78, is vice chairman of the board of Keystone and has served in such capacity since prior to 1999. Mr. Tucker has served as a director, president and chief executive officer of Tucker & Branham, Inc., a privately owned real estate, mortgage banking and insurance firm since prior to 1999. Mr. Tucker is also a director of Valhi. Since prior to 1999, he has also been an executive officer and/or director of various companies related to Valhi and Contran. Mr. Tucker ceased being a director upon the Company's emergence from Chapter 11 on August 31, 2005.

STEVEN L. WATSON                                             Director since 2000

     Mr. Watson, age 53, has been president and a director of Valhi and Contran since 1998 and chief executive officer of Valhi since 2002. He is also a director of CompX, NL, Kronos Worldwide and TIMET. Mr. Watson has served as an executive officer and/or director of various companies related to Valhi and Contran since 1980.

                               EXECUTIVE OFFICERS

     In addition to Glenn R. Simmons as chairman of the board and J. Walter Tucker, Jr. as vice chairman, the following are currently executive officers of Keystone. Each executive officer serves at the pleasure of the Board of Directors. Biographical information, including ages, is as of December 31, 2003:

     DAVID L. CHEEK, age 54, is president and chief executive officer of Keystone and has served in such capacities since April 2003. He was president and chief operating officer from October 2001 to April 2003. Mr. Cheek has served as president, Keystone Steel & Wire, a division of Keystone, since March 2000 and was vice president of manufacturing, Keystone Steel & Wire, from March 1999 to March 2000. He was vice president of operations, Atlantic Steel, Atlanta, Georgia from 1996 to 1999.

     BERT E. DOWNING, JR., age 47, is vice president, chief financial officer, corporate controller and treasurer of Keystone and has served in such capacities since December 2002. He served as vice president - corporate controller and treasurer since May 2001, as vice president and corporate controller since March 2000, and as corporate controller since prior to 1999.

     SANDRA K. MYERS, age 60, has served as corporate secretary of Keystone and as executive secretary of Contran since prior to 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

                            COMPENSATION OF DIRECTORS

     Directors of Keystone receive an annual retainer of $15,000, a fee of $750 per day for each Board of Directors meeting and/or committee meeting attended, and reimbursement for reasonable expenses incurred in attending Board of Directors and/or committee meetings. Messrs. Glenn R. Simmons and Steven L. Watson ceased receiving fees for serving as directors in November 2003. The Keystone Consolidated Industries, Inc. 1997 Long-Term Incentive Plan provides for awards or grants of stock options, stock appreciation rights, restricted stock, performance grants and other awards to key individuals, including directors, performing services for Keystone or its subsidiaries. Under the 1997 Long-Term Incentive Plan, directors are annually granted stock options exercisable for 1,000 shares of Keystone common stock, par value $1.00 per share (the "Common Stock"). These options have an exercise price equal to the closing sales price per share of Common Stock on the date of grant, have a term of ten years and fully vest on the first anniversary of the date of grant. The directors waived their rights to their 2003 annual grant of stock options, and, accordingly, no annual grants were made in 2003. In addition to serving as directors, Messrs. Simmons, Watson and Tucker provide consulting services to Keystone. Keystone pays Contran for the consulting services provided by Messrs. Simmons and Watson pursuant to Intercorporate Services Agreements approved periodically between Contran and Keystone (each an "Intercorporate Services Agreement"). See Item 13 - Certain Relationships and Related Transactions.

                             EXECUTIVE COMPENSATION

     The Summary Compensation Table set forth below provides information concerning annual and long-term compensation paid by Keystone for services rendered in all capacities to Keystone and its subsidiaries during 2003, 2002 and 2001 by each of the most highly compensated individuals who were executive officers of Keystone at December 31, 2003 (the "named executive officers"). For amounts Keystone incurred that were attributable to the services Glenn R. Simmons provided Keystone in 2003, 2002 and 2001 under Intercorporate Services Agreements, see Item 13 - Certain Relationships and Related Transactions.

                         SUMMARY COMPENSATION TABLE (1)



                                                               Annual
                                                          Compensation (2)
                Name and                                  ----------------             All Other
           Principal Position               Year               Salary                 Compensation
--------------------------                 ------        ------------------          ---------------

David L. Cheek                              2003               $286,540                  $ 5,431 (2)
President and Chief                         2002                250,000                    2,709 (2)
   Executive Officer                        2001                203,388                    1,534 (2)


Bert E. Downing, Jr.......                  2003               $210,000                  $   523 (2)
Vice President, Chief                       2002                200,000                       35 (2)
   Financial Officer,                       2001                170,000                    1,918 (2)
   Corporate Controller
   and Treasurer
--------------

(1) For the periods presented for the named executive officers, no stock options or shares of restricted stock were granted nor payouts made pursuant to long-term incentive plans. Therefore, the columns for such compensation have been omitted.

(2) No bonuses were paid to the executive officers for the periods presented. An amount for other annual compensation is disclosed only if the amount for other annual compensation exceeds the level required for reporting pursuant to Securities and Exchange Commission (the "SEC") rules. Therefore, the columns for such compensation have been omitted.

(3) All other compensation for the last three years for each of the following named executive officers consisted of accruals to unfunded reserve accounts attributable to certain limits under the Internal Revenue Code of 1986, as amended (the "Code"), with respect to the 401(k) Plan and Keystone's pension plan, which amounts are payable upon the named executive officer's retirement, the termination of his employment with Keystone or to his beneficiaries upon his death; as follows:


                                                        Unfunded Reserve Account Accruals
                                                        ----------------------------------
                                                Account Accruals Related       Interest Accruals
                                                  to 401(k) and Pension      Above 120% of the AFR
      Named Executive Officer                       Plan Limitations               Rate (a)
                                       Year                                                                 Total
---------------------                 -----         -----------------           ---------------         -------------

David L. Cheek                         2003               $   5,431                 $    -0-                $  5,431
                                       2002                   2,697                       12                   2,709
                                       2001                   1,534                      -0-                   1,534

Bert E. Downing, Jr.                   2003                     523                      -0-                     523
                                       2002                     -0-                       35                      35
                                       2001                   1,845                       73                   1,918

--------------

     (a) The agreements for these unfunded reserve accounts provide that the balance of such accounts accrue credits in lieu of interest compounded quarterly. Pursuant to SEC rules, the amounts shown represent the portion of the credit accruals to the unfunded reserve accounts that exceeds 120% of the applicable federal long-term rate as prescribed by the Code (the "AFR Rate"). The AFR Rate used for such computations was the AFR Rate in effect on December 31, 2003, 2002 and 2001, for the date that the credit accruals for 2003, 2002 and 2001, respectively, were credited to the unfunded reserve account.

     No Grants of Stock Options or Stock Appreciation Rights. Keystone did not grant any stock options or stock appreciation rights ("SARs") during 2003.

     Stock Option Exercises and Holdings. The following table provides information, with respect to the named executive officers, concerning the value of unexercised stock options for Common Stock held as of December 31, 2003. In 2003, no named executive officer exercised any stock options. Keystone has not granted any SARs. The underlying Common Stock related to these options was cancelled in connection with Keystone's emergence from Chapter 11 on August 31, 2005. See Note 19 to the Consolidated Financial Statements.

                         DECEMBER 31, 2003 OPTION VALUES

                                         Number of Shares Underlying
                                            Unexercised Options at                     Value of Unexercised
                                            December 31, 2003 (#)                      In-the-Money Options
              Name                                                                   at December 31, 2003 (1)
     --------------------               --------------------------                --------------------------
                                   Exercisable         Unexercisable         Exercisable         Unexercisable
                                   -----------         -------------         -----------         -------------

David L. Cheek                            42,000                  -0-                $   -0-             $   -0-
Bert E. Downing, Jr.                      42,000                  -0-                    -0-                 -0-
----------

(1) The values shown in the table are based on the $.10 per share closing price of the Common Stock on December 31, 2003, as reported by the OTC Bulletin Board, less the exercise price of the options.

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


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee is or has been an officer or employee of Keystone or any of its subsidiaries. No executive officer of Keystone has served on the compensation committee, similar committee, or board of directors of another entity, one of whose executive officers served on Keystone's Compensation Committee or Board of Directors.

                                 CODE OF ETHICS

     Keystone has not adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Keystone has not adopted such code because of the limitations on its staff, its severely limited financial resources and other significant additional burdens that its Chapter 11 filing have imposed on its available human and financial resources.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Keystone's executive officers, directors and persons who own more than 10% of a registered class of Keystone's equity securities to file reports of ownership with the SEC and Keystone. Based solely on the review of the copies of such reports filed with the SEC, Keystone believes that for 2003 its executive officers, directors and 10% stockholders complied with all applicable filing requirements under Section 16(a).

                        SECURITY OWNERSHIP OF MANAGEMENT

     As of December 31, 2003, Keystone's directors, the named executive officers and the directors and executive officers as a group, beneficially owned, as defined by the rules of the SEC, the shares of Common Stock shown in the following table. All of the Company's outstanding Common Stock at December 31, 2003 was cancelled in connection with Keystone's emergence from Chapter 11 on August 31, 2005. See Note 19 to the Consolidated Financial Statements.

                                                                                       Common Stock
                                                                              ------------------------------
                                                                          Amount and Nature of        Percent of
                                                                        Beneficial Ownership (1)     Class (1)(2)
                      Name of Beneficial Owner
---------------------------------------------                             -------------------         -----------

Thomas E. Barry.....................................................           9,000 (3)(4)                *
Paul M. Bass, Jr....................................................          14,000 (3)(4)                *
David L. Cheek......................................................          42,000 (3)(4)                *
Keith R. Coogan.....................................................             -0-                       *
Bert E. Downing, Jr.................................................          44,007 (3)(4)                *
Glenn R. Simmons....................................................         242,650 (3)(4)(5)            2.4%
William Spier.......................................................         386,262 (3)                  3.8%
J. Walter Tucker, Jr................................................         160,450 (3)(4)               1.6%
Steven L. Watson....................................................           3,250 (3)(4)                *

All directors and executive officers as a group (10 persons) .....
                                                                             925,219 (3)(4)(5)            9.0%

--------------------
*        Less than 1%.

(1) All beneficial ownership is sole and direct except as otherwise set forth herein. Information as to the beneficial ownership of Common Stock has either been furnished to Keystone by or on behalf of the indicated persons or is taken from reports on file with the SEC. The number of shares and percentage of ownership of Common Stock for each person or group assumes the exercise by such person or group (exclusive of the exercise by others) of stock options that such person or group may exercise within 60 days subsequent to December 31, 2003.

(2) The percentages are based on 10,068,450 shares of Common Stock outstanding as of December 31, 2003.

(3) The shares of Common Stock shown as beneficially owned by such person or group include the following number of shares such person or group has the right to acquire upon the exercise of stock options granted pursuant to Keystone's various stock option plans that such person or group may exercise within 60 days subsequent to December 31, 2003:

                                                                                          Shares of Common Stock
                                                                                        Issuable Upon the Exercise
                                                                                       of Stock Options On or Before
                                                                                             February 29, 2004

                                   Name of Beneficial Owner
         -------------------------------------------------                                  -------------------

         Thomas E. Barry...........................................................                 7,000
         Paul M. Bass, Jr..........................................................                 7,000
         David L. Cheek............................................................                42,000
         Keith R. Coogan...........................................................                 -0-
         Bert E. Downing, Jr.......................................................                42,000
         Glenn R. Simmons..........................................................               127,000
         William Spier.............................................................                 7,000
         J. Walter Tucker, Jr......................................................                 7,000
         Steven L. Watson..........................................................                 1,000
         All other executive officers of Keystone as a group (1 person)............
                                                                                                   20,000

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

(5) Glenn R. Simmons is a brother of Harold C. Simmons. See footnote (2) to the "Security Ownership of Certain Beneficial Owners" table.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table and footnotes set forth the stockholders known to Keystone to be beneficial owners, as defined by regulations of the SEC, of more than 5% of the outstanding shares of Common Stock as of December 31, 2003. The table and footnotes also set forth the shares of Keystone's Series A 10% Cumulative Convertible Pay-In-Kind Preferred Stock, stated value $1,000 and no par value per share (the "Series A Preferred Stock"), Contran and its subsidiaries beneficially owned as of December 31, 2003. See footnote (2) below for information concerning individuals and entities that may be deemed to own indirectly and beneficially those shares of Common Stock that Contran, Valhi and NL directly and indirectly hold.

                                                                                                                     Common and
                                                                                                                      Series A
                                                      Common Stock                  Series A Preferred Stock          Preferred
                                             -------------------------------        -------------------------          Stock
                                           Amount and                               Amount and                        Combined
                                           Nature of                                Nature of                         Percent
                                           Beneficial              Percent of       Beneficial     Percent of             of
        Beneficial Owner                   Ownership (1)            Class (1)       Ownership (1)   Class (1)          Class (1)
----------------------------             --------------            ----------       -------------  ----------        -----------

Harold C. Simmons
     Contran Corporation (2)                4,109,159  (3)           40.8%           54,956  (3)      76.4%         75.0%
     Valhi, Inc. (2)                          326,364  (3)            3.2%              -0-  (3)        -0-%         1.4%
     NL Industries, Inc. (2)                  326,050  (3)            3.2%              -0-  (3)        -0-%         1.4%
     Harold Simmons Foundation, Inc.          188,400                 1.9%              -0-  (3)        -0-%         *
     The Combined Master Retirement
      Trust                                    30,000                 *                 -0-  (3)        -0-%         *
     Annette C. Simmons                        10,645                 *                 -0-  (3)        -0-%         *
                                            ---------                               -------
                                            4,990,618                49.6%           54,956  (3)      76.4%         78.7%

All of the Company's outstanding Common Stock and Series A Preferred Stock at December 31, 2003 was cancelled in connection with Keystone's emergence from Chapter 11 on August 31, 2005. See Note 19 to the Consolidated Financial Statements.


--------------------
* Less than 1%

(1) The percentages are based on 10,068,450 shares of Common Stock and 71,899 shares of Series A Preferred Stock outstanding as of December 31, 2003. Subject to Keystone's Restated Certificate of Incorporation, each share of Series A Preferred Stock entitles its holder to convert such share into 250 shares of Common Stock (a conversion price equivalent to $4.00 per share of the stated value). Except as otherwise provided by law, a share of Series A Preferred Stock does not entitle its holder to voting rights. The combined percent of class assumes the full conversion of only Contran's shares of Series A Preferred Stock. The terms of the Series A Preferred Stock are set forth in Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002. All information is taken from or based upon ownership filings made by such persons with the SEC or upon information provided by such persons.

(2) The business address of Contran, Valhi and NL is Three Lincoln Centre, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697.

     Contran, Valhi, NL, the Harold Simmons Foundation, Inc. (the "Foundation"), The Combined Master Retirement Trust (the "Master Trust") and Annette C. Simmons, the spouse of Harold C. Simmons, are the direct holders of approximately 40.8%, 3.2%, 3.2%, 1.9%, 0.3% and 0.1%, respectively, of the outstanding Common Stock. Contran is also the direct holder of approximately 76.4% of the outstanding Series A Preferred Stock, which is convertible into approximately 57.7% of the outstanding Common Stock assuming only Contran's conversion of all of its Series A Preferred Stock.

     Valhi, Tremont LLC ("Tremont") and Ms. Simmons are the direct holders of approximately 63.1%, 21.4% and 0.1%, respectively, of the outstanding common stock of NL. Valhi is the sole member of Tremont.

     Valhi Group, Inc. ("VGI"), National City Lines, Inc. ("National"), Contran, the Foundation, the Contran Deferred Compensation Trust No. 2 (the "CDCT No. 2") and the Master Trust are the direct holders of 77.6%, 9.1%, 3.1%, 0.9%, 0.4% and 0.1%, respectively, of the outstanding common stock of Valhi. National, NOA, Inc. ("NOA") and Dixie Holding Company ("Dixie Holding") are the direct holders of approximately 73.3%, 11.4% and 15.3%, respectively, of the outstanding common stock of VGI. Contran and NOA are the direct holders of approximately 85.7% and 14.3%, respectively, of the outstanding common stock of National. Contran and Southwest Louisiana Land Company, Inc. ("Southwest") are the direct holders of approximately 49.9% and 50.1%, respectively, of the outstanding common stock of NOA. Dixie Rice Agricultural Corporation, Inc. ("Dixie Rice") is the direct holder of 100% of the outstanding common stock of Dixie Holding. Contran is the holder of 100% of the outstanding common stock of Dixie Rice and approximately 88.9% of the outstanding common stock of Southwest.

     Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold
     C. Simmons (the "Trusts"), of which Mr. Simmons is the sole trustee or held by Mr. Simmons or persons or other entities related to Mr. Simmons. As sole trustee of the Trusts, Mr. Simmons has the power to vote and direct the disposition of the shares of Contran stock held by the Trusts. Mr. Simmons, however, disclaims beneficial ownership of any Contran shares that the Trusts hold.

     The Foundation directly holds approximately 1.9% of the outstanding shares of Common Stock and 0.9% of the outstanding shares of Valhi common stock. The Foundation is a tax-exempt foundation organized for charitable purposes.

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

     Harold C. Simmons is the chairman of the board and chief executive officer of NL, and chairman of the board of Tremont, Valhi, VGI, National, NOA, Dixie Holding, Dixie Rice, Southwest, Contran and the Foundation.

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

     For purposes of calculating the outstanding shares of Valhi common stock as of December 31, 2003, 1,000,000, 3,522,967 and 1,186,200 shares of Valhi common stock held by Valmont Insurance Company, a wholly owned subsidiary of Valhi ("Valmont"), NL and a subsidiary of NL, respectively, are excluded from the amount of Valhi common stock outstanding. Pursuant to Delaware corporate law, Valhi treats these excluded shares held by these majority owned subsidiaries as treasury stock for voting purposes.

     The business address of Tremont, VGI, National, NOA, Dixie Holding, the Master Trust, the Foundation and Harold and Annette Simmons is Three Lincoln Centre, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697. The business address of Dixie Rice is 600 Pasquiere Street, Gueydan, Louisiana 70542. The business address of Southwest is 402 Canal Street, Houma, Louisiana 70360.

     It is possible that Keystone's Chapter 11 filing may result in a change of control of Keystone.

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table provides summary information required by SEC rules as of December 31, 2003 with respect to Keystone's equity compensation plans under which Keystone's equity securities may be issued to employees or nonemployees (such as directors, consultants, advisers, vendors, customers, suppliers and lenders) in exchange for goods or services. The Keystone Consolidated Industries, Inc. 1992 Incentive Compensation Plan and the Keystone Consolidated Industries, Inc. 1997 Long-Term Incentive Plan, both of which have been approved by Keystone's stockholders, are the only such Keystone equity compensation plans. The underlying Common Stock related to these options was cancelled in connection with Keystone's emergence from Chapter 11 on August 31, 2005. See
Note 19 to the Consolidated Financial Statements.

                                     Column (A)                   Column (B)                   Column (C)
                                 ------------------           ------------------           ------------------
                                                                                               Number of
                                                                                               Securities
                                                                                                Remaining
                                     Number of                                                Available for
                                 Securities to be                                            Future Issuance
                                    Issued upon                Weighted-Average               Under Equity
                                    Exercise of               Exercise Price of            Compensation Plans
                                    Outstanding                  Outstanding                   (Excluding
                                      Options,                     Options,                    Securities
                                    Warrants and                 Warrants and                 Reflected in
  Plan Category                        Rights                       Rights                     Column (A))
----------------                ------------------           ------------------           ------------------

Equity compensation plans
approved by security
holders....................         426,000                       $8.13                       245,000

Equity compensation plans
not approved by security
holders....................            -0-                         -0-                           -0-

Total......................         426,000                       $8.13                       245,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As set forth in Item 12 under the caption "Security Ownership of Certain Beneficial Owners," Harold C. Simmons, through Contran and other entities or persons, may be deemed to beneficially own approximately 49.6% of the outstanding Common Stock as of December 31, 2003 (78.7% assuming the full conversion of only Contran's shares of Series A Preferred Stock) and, therefore, may be deemed to control Keystone. Keystone and other entities that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in
(a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. Keystone continuously considers, reviews and evaluates and understands that Contran and related entities continuously consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that Keystone might be a party to one or more of such transactions in the future. In connection with these activities, Keystone may consider issuing additional equity securities or incurring additional indebtedness. Keystone's acquisition activities have in the past and may in the future include participation in the acquisition or restructuring activities conducted by other companies that may be deemed to be controlled by Harold C. Simmons. It is the policy of Keystone to engage in transactions with related parties on terms, in the opinion of Keystone, no less favorable to Keystone than could be obtained from unrelated parties.

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

     Glenn R. Simmons, J. Walter Tucker, Jr. and Sandra K. Myers are not salaried employees of Keystone. Keystone has contracted with Contran, on a fee basis payable in quarterly installments, to provide certain administrative and other services to Keystone in addition to the services of Mr. Simmons and Ms. Myers, including consulting services of Contran executive officers pursuant to the Intercorporate Services Agreement between Contran and Keystone, a copy of which is included as Exhibit 10.1 in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The fee incurred during 2003 was $1,005,000. During 2003, the portion of the amount Keystone incurred pursuant to the Intercorporate Services Agreements attributable to the services Mr. Glenn R. Simmons provided Keystone was $242,200.

     Tall Pines Insurance Company ("Tall Pines"), Valmont Insurance Company ("Valmont") and EWI RE, Inc. ("EWI") provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines and Valmont are wholly-owned subsidiaries of Valhi and EWI is a wholly-owned subsidiary of NL. Prior to January 2002, an entity controlled by one of Harold C. Simmons' daughters owned a majority of EWI, and Contran owned the remainder of EWI. In January 2002, NL purchased EWI from its previous owners. Consistent with insurance industry practices, Tall Pines,
Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. During 2003, Keystone and its subsidiaries paid approximately $2.2 million for policies provided or brokered by Tall Pines, Valmont and/or EWI. These amounts principally included payments for reinsurance and insurance premiums paid to unrelated third parties, but also included commissions paid to Tall Pines and EWI. In Keystone's opinion, the amounts that Keystone and its subsidiaries paid for these insurance policies and the allocation among the company and its affiliates of relative insurance premiums are reasonable and similar to those they could have obtained through unrelated insurance companies and/or brokers. Keystone expects that these relationships with Tall Pines, Valmont and EWI will continue in 2004.

     Contran and certain of its subsidiaries and affiliates, including the Company, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries and affiliates, including the Company, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy. The Company believes the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for any uninsured loss.

     Dallas Compressor Company, a subsidiary of Contran, sells compressors and related services to Keystone. During 2003, Keystone purchased products and services from Dallas Compressor Company in the amount of $1,000.

     Aircraft services were purchased from Valhi in the amount of $52,000 for the year ended December 31, 2003.

     During 2003, Garden Zone, a 51% owned subsidiary of Keystone, paid approximately $35,000 to one of its other owners for accounting and financial services.

     EWP Financial LLC, ("EWPFLLC") a wholly owned subsidiary of Contran, has agreed to loan Keystone up to an aggregate of $6 million through February 29, 2004. Borrowings bear interest at the prime rate plus 3%, and are collateralized by the stock of EWP. In addition, Keystone pays a commitment fee of .375% on the unutilized portion of the facility. At December 31, 2003, no amounts were outstanding under the facility, and $6 million was available for borrowing by Keystone. However, EWPFLLC has issued a $250,000 letter of credit for the benefit of the Company under this facility. The independent directors of Keystone approved the terms of this loan. During 2003, Keystone paid Contran unused line fees of $23,000 related to this facility.

     Keystone has a 50% interest in a joint venture, Alter Recycling Company L.L.C. ("ARC"), to operate a ferrous scrap recycling operation at Keystone's facility in Peoria, Illinois. During 2003, Keystone purchased approximately $5.5 million of ferrous scrap from ARC.

     Keystone believes the terms of the transactions described above were no less favorable to Keystone than those that could have been obtained from an unrelated entity.

     See also Notes 3 and 11 to the Consolidated Financial Statements.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Independent Auditors. The firm of PricewaterhouseCoopers LLP ("PwC") served as Keystone's independent registered public accounting firm for the year ended December 31, 2003. Keystone expects PwC will be considered for appointment to audit Keystone's annual consolidated financial statements for the year ending December 31, 2004.

     Pre-approval Policies and Procedures. Effective May 6, 2003, Keystone's audit committee implemented pre-approval policies and procedures that require the audit committee to pre-approve any services Keystone's independent registered public accounting firm provides to Keystone or its subsidiaries. Prior to May 6, 2003, Keystone's audit committee pre-approved all audit and audit related services PwC rendered to Keystone and its subsidiaries. The audit committee did not pre-approve tax and other PwC services provided to Keystone or its subsidiaries prior to May 6, 2003.

     Fees Paid to PwC. The following table shows the aggregate fees PwC has billed or is expected to bill to Keystone and its subsidiaries for services rendered for 2002 and 2003.

                       Type of Fees                                    2002                        2003
                     ----------------                                  ----                        ----

         Audit Fees (1)                                                 $279,057                  $647,821
         Audit-Related Fees (2)                                           83,495                    90,610
         Tax Fees (3)                                                       -                         -
         All Other Fees (4)                                              130,480                     9,100
                                                                        --------                  --------

         Total                                                          $493,032                  $747,531
                                                                        ========                  ========

-----------------------

(1)  Fees for the following services:

     (a) audits of Keystone's consolidated year-end financial statements for each year ($214,057 and $629,821 in 2002 and 2003, respectively);
     (b) reviews of the unaudited quarterly financial statements appearing in Keystone's Form 10-Q for each of the first three quarters of each year;
     (c) normally provided statutory or regulatory filings or engagements for each year; and
     (d) the estimated out-of-pocket costs PwC incurred in providing all of such services for which Keystone reimburses PwC.
     (e) accounting consultations and attest services concerning financial accounting and reporting standards ($65,000 in 2002) and accounting consultations concerning comment letters received from the United States Securities and Exchange Commission ($18,000 in 2003).

(2)  Fees for employee benefit plan audits

(3)  Fees for tax compliance, tax advice and tax planning services.

(4) Fees for actuarial valuation services related to Keystone's post retirement benefit plans.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit No.                          Exhibit


  3.1 Restated Certificate of Incorporation dated September 15, 1995, as filed with the Secretary of State of Delaware.

  3.2 Certificate of Amendment of the Restated Certificate of Incorporation dated October 9, 2003, as filed with the Secretary of State of Delaware.

  3.3 Amended and Restated Certificate of Incorporation of the Registrant dated August 31, 2005, as filed with the Secretary of State of Delaware.

  3.4 Amended and Restated Certificate of Designations, Rights and Preferences of the Series A 10% Cumulative Convertible Pay-In-Kind Preferred Stock of Registrant dated March 12, 2003. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

  3.5 Bylaws of the Company, as amended and restated December 30, 1994 (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

  3.6     Amended and Restated Bylaws of the Registrant dated August 31, 2005.

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

 4.15 Eleventh Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of March 15, 2002 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit
          4.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.16 Twelfth Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of March 15, 2002 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit
          4.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.17 Thirteenth Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of November 17,2003 between Registrant and Congress Financial Corporation (Central).

 4.18 Loan Agreement dated as of March 13, 2002 between Registrant and the County of Peoria, Illinois. (Incorporated by reference to Exhibit 4.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.19 Subordinate Security Agreement dated as of March 13, 2002 made by Registrant in favor of the County of Peoria, Illinois. (Incorporated by reference to Exhibit 4.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.20 Amended and Restated EWP Bridge Loan Agreement dated as of November 21, 2001, by and between Registrant and EWP Financial LLC. (Incorporated by reference to Exhibit 4.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.21 First Amendment to Amended and Restated EWP Bridge Loan Agreement dated as of March 18, 2002, by and between Registrant and EWP Financial LLC. (Incorporated by reference to Exhibit 4.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.22 Second Amendment to Amended and Restated EWP Bridge Loan Agreement dated as of December 31, 2002, by and between Registrant and EWP Financial LLC. (Incorporated by reference to Exhibit 4.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

 4.23 Third Amendment to Amended and Restated EWP Bridge Loan Agreement dated as of June 30, 2003, by and between Registrant and EWP Financial LLC. (Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit No.                          Exhibit

 4.24 Fourth Amendment to Amended and Restated EWP Bridge Loan Agreement dated as of July 31, 2003, by and between Registrant and EWP Financial LLC. (Incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

 4.25     Fifth  Amendment  to Amended and  Restated  EWP Bridge Loan  Agreement
          dated as of August 31, 2003, by and between Registrant and EWP Financial LLC. (Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

 4.26 Sixth Amendment to Amended and Restated EWP Bridge Loan Agreement dated as of September 30, 2003, by and between Registrant and EWP
          Financial LLC. (Incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

 4.27 Seventh Amendment to Amended and Restated EWP Bridge Loan Agreement dated as of October 31, 2003, by and between Registrant and EWP Financial LLC. (Incorporated by reference to Exhibit 4.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

 4.28 Eighth Amendment to Amended and Restated EWP Bridge Loan Agreement dated as of November 25, 2003 by and between Registrant and EWP Financial LLC.

 4.29 Ninth Amendment to Amended and Restated EWP Bridge Loan Agreement dated as of December 15, 2003, by and between Registrant and EWP Financial LLC.

 4.30 Tenth Amendment to Amended and Restated EWP Bridge Loan Agreement dated as of January 15, 2004, by and between Registrant and EWP Financial LLC.

 4.31 Assumption Agreement and Amendment to Financing Agreements dated February 27, 2004 by and between Registrant and Congress Financial Corporation (Central).

 4.32 First Amendment to Post-Petition Credit Agreement dated December 10, 2004 by and between Registrant and Congress Financial Corporation (Central).

 4.33 Second Amendment to Post-Petition Credit Agreement dated March 31, 2005 by and between Registrant and Congress Financial Corporation (Central).

 4.34 Debtor-in-Possession Credit Agreement dated February 27, 2004 by and between Registrant and EWP Financial LLC.

 4.35 First Amendment to Debtor-In-Possession Credit Agreement dated August 25, 2004 by and between Registrant and EWP Financial LLC.

 4.36     Second  Amendment  to  Debtor-In-Possession   Credit  Agreement  dated
          December 31, 2004 by and between Registrant and EWP Financial LLC.

Exhibit No.                          Exhibit

 4.37 Stock Pledge Agreement dated as of November 21, 2001, by and between Registrant and EWP Financial LLC. (Incorporated by reference to
          Exhibit 4.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.38 Form of Registrant's 6% Subordinated Unsecured Note dated as of March 15, 2002. (Incorporated by reference to Exhibit 4.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.39 Form of Registrant's 8% Subordinated Secured Note dated as of March 15, 2002. (Incorporated by reference to Exhibit 4.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.40 Indenture Dated as of March 15, 2002, related to Registrant's 8% Subordinated Secured Notes Between Registrant as Issuer, and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.41 Revolving Credit Facility Promissory Note dated as of January 5, 2004, by and between Engineered Wire Products, Inc. and Bank One, N.A.

 4.42 Business Loan Agreement (Asset Based) dated as of January 5, 2004, by and between Engineered Wire Products, Inc. and Bank One, N.A.

 4.43 Term Promissory Note dated as of January 5, 2004, by and between Engineered Wire Products, Inc. and Bank One, N.A.

 4.44 Commercial Security Agreement dated as of January 5, 2004, by and between Engineered Wire Products, Inc. and Bank One, N.A.

 4.45 Amendment to Loan Agreement dated May 17, 2004 by and between Engineered Wire Products, Inc. and Bank One, N.A.

 4.46 Business Loan Extension Agreement dated June 18, 2004 by and between Engineered Wire Products, Inc. and Bank One, N.A.

 4.47 Business Loan Extension Agreement dated September 30, 2004 by and between Engineered Wire Products, Inc. and Bank One, N.A.

 4.48 Business Loan Extension Agreement dated December 22, 2004 by and between Engineered Wire Products, Inc. and Bank One, N.A.

 4.49 Business Loan Extension Agreement dated March 30, 2005 by and between Engineered Wire Products, Inc. and Bank One, N.A.

 4.50 Business Loan Extension Agreement dated June 27, 2005 by and between Engineered Wire Products, Inc. and Bank One, N.A.

 4.51 Loan and Security Agreement dated August 31, 2005 by and between the Registrant and Wachovia Capital Finance Corporation (Central).

 10.1 Agreement Regarding Shared Insurance between Registrant, CompX International, Inc., Contran Corporation, Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corp. and Valhi, Inc. dated as of October 30, 2003.

Exhibit No.                          Exhibit

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

 31.1     Certification

 31.2     Certification

 32.1     Certification


  *Management contract, compensatory plan or agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated November 30, 2005, thereunto duly authorized.

                      KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                      (Registrant)



                      /s/ GLENN R. SIMMONS
                      -----------------------------------
                      Glenn R. Simmons
                      Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and dated as of November 30, 2005 by the following persons on behalf of the registrant and in the capacities indicated:




/s/ GLENN R. SIMMONS                        /s/ STEVEN L. WATSON
------------------------------------        -----------------------------------
Glenn R. Simmons                            Steven L. Watson
Chairman of the Board                       Director

/s/ PAUL M. BASS, JR.                       /s/ DONALD P. ZIMA
------------------------------------        -----------------------------------
Paul M. Bass, Jr.                           Donald P. Zima
Director                                    Director

/s/ RICHARD R. BURKHART                     /s/ DAVID L. CHEEK
------------------------------------        -----------------------------------
Richard R. Burkhart                         David L. Cheek
Director                                    President and
                                            Chief Executive Officer

/s/ JOHN R. PARKER                          /s/ BERT E. DOWNING, JR.
------------------------------------        --------------------------
John R. Parker                              Bert E. Downing, Jr.
Director                                    Vice President, Chief
                                            Financial Officer, Corporate
                                            Controller and Treasurer
/s/ TROY T. TAYLOR                          (Principal Accounting and
------------------------------------        Financial Officer)
Troy T. Taylor
Director

             KEYSTONE CONSOLIDATED INDUSTRIES, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                            Items 8, 14(a) and 14(d)

   Index of Consolidated Financial Statements and Financial Statement Schedule

                                                                         Page
Financial Statements

  Report of Independent Registered Public Accounting Firm                 F-2

  Consolidated Balance Sheets -
   December 31, 2002 and 2003                                             F-3

  Consolidated Statements of Operations -
   Years ended December 31, 2001, 2002 and 2003                           F-5

  Consolidated Statements of Comprehensive Loss -
   Years ended December 31, 2001, 2002 and 2003                           F-7

  Consolidated Statements of Stockholders' Equity (Deficit) -
   Years ended December 31, 2001, 2002 and 2003                           F-8

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2001, 2002 and 2003                           F-9

  Notes to Consolidated Financial Statements                              F-11

Financial Statement Schedule

  Report of Independent Registered Public Accounting Firm                 S-1


  Schedule II - Valuation and Qualifying Accounts                         S-2

     Schedules I, III and IV are omitted because they are not applicable.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Keystone Consolidated  Industries,
Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Keystone Consolidated Industries, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on February 26, 2004 the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (the "Court"). The Company's Plan of Reorganization was substantially consummated on August 31, 2005 and the Company emerged from bankruptcy. The matters discussed above and the recurring losses from operations and the substantial deficiency in stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Dallas, Texas
November 28, 2005

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2003
                        (In thousands, except share data)




               ASSETS                                                                    2002            2003
                                                                                       --------         ------

 Current assets:
   Notes and accounts receivable, net of allowances
     of $1,762 and $347                                                                $ 22,578        $ 15,781
   Inventories                                                                           50,089          24,005
   Prepaid expenses and other                                                               893           1,253
                                                                                       --------        --------

       Total current assets                                                              73,560          41,039
                                                                                       --------        --------

 Property, plant and equipment:
   Land, buildings and improvements                                                      55,949          56,066
   Machinery and equipment                                                              317,064         311,353
   Construction in progress                                                                 820           1,375
                                                                                       --------        --------
                                                                                        373,833         368,794
   Less accumulated depreciation                                                        253,849         263,478
                                                                                       --------        --------

       Net property, plant and equipment                                                119,984         105,316
                                                                                       --------        --------

 Other assets:
   Restricted investments                                                                 5,730           5,871
   Prepaid pension cost                                                                       -         126,691
   Unrecognized net pension obligation                                                   11,852               -
   Deferred financing costs                                                               2,319           1,607
   Goodwill                                                                                 752             752
   Other                                                                                  1,298             918
                                                                                       --------        --------

       Total other assets                                                                21,951         135,839
                                                                                       --------        --------

                                                                                       $215,495        $282,194
                                                                                       ========        ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2002 and 2003
                        (In thousands, except share data)



                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                         2002             2003
                                                                                       --------          ------

 Current liabilities:
   Notes payable and current maturities of
     long-term debt                                                                   $  33,935       $  55,451
   Accounts payable                                                                      23,696          13,784
   Accounts payable to affiliates                                                         1,448           2,992
   Accrued OPEB cost                                                                     11,372          11,255
   Accrued preferred stock dividends                                                      4,683          10,623
   Other accrued liabilities                                                             40,216          37,144
                                                                                      ---------       ---------

       Total current liabilities                                                        115,350         131,249
                                                                                      ---------       ---------

 Noncurrent liabilities:
   Long-term debt                                                                        63,306          32,224
   Accrued OPEB cost                                                                    102,717         109,993
   Accrued pension costs                                                                 48,571               -
   Other                                                                                 20,337          16,666
                                                                                      ---------       ---------

       Total noncurrent liabilities                                                     234,931         158,883
                                                                                      ---------       ---------

 Minority interest                                                                            2            -
                                                                                      ---------       ------

 Series A preferred stock, $1,000 stated value; 250,000 shares authorized;
  59,399 and 71,899
  shares issued                                                                           2,112           2,112
                                                                                      ---------       ---------

 Stockholders' equity (deficit):
   Common stock, $1 par value, 12,000,000
     and 27,000,000 shares
     authorized; 10,069,584 shares issued at                                             10,798          10,798
     stated value
   Additional paid-in capital                                                            48,388          42,448
   Accumulated other comprehensive loss -
     pension liabilities                                                               (170,307)              -
   Accumulated deficit                                                                  (25,767)        (63,284)
   Treasury stock - 1,134 shares, at cost                                                   (12)            (12)
                                                                                      ---------       ---------

       Total stockholders' equity (deficit)                                            (136,900)        (10,050)
                                                                                      ---------       ---------

                                                                                      $ 215,495       $ 282,194
                                                                                      =========       =========



Commitments and contingencies (Notes 13, 14 and 15).

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2001, 2002 and 2003
                      (In thousands, except per share data)



                                                                          2001             2002            2003
                                                                        --------         --------        --------


 Net sales                                                              $325,187         $334,835        $306,671
 Cost of goods sold                                                      313,931          315,579         310,881
                                                                        --------         --------        --------
   Gross margin (loss)                                                    11,256           19,256          (4,210)
                                                                        --------         --------        --------

 Selling expense                                                           6,400            7,754           6,934
 General and administrative expense                                       14,723           16,385          10,689
 Defined benefit pension expense (credit)                                 (5,479)          (1,604)          6,898
                                                                        --------         --------        --------

                                                                          15,644           22,535          24,521
                                                                        --------         --------        --------

 Operating loss                                                           (4,388)          (3,279)        (28,731)
                                                                        --------         --------        --------

 General corporate income (expense):
   Corporate expense                                                      (2,250)          (5,946)         (5,973)
   Interest expense                                                      (14,575)          (5,569)         (3,941)
   Interest income                                                           253               66              41
   Gain on early extinguishment of debt                                     -              54,739            -
   Gain on sale of business units                                           -                -              1,073
   Other income (expense), net                                               565               34             313
                                                                        --------         --------        --------

                                                                         (16,007)          43,324          (8,487)
                                                                        --------         --------        --------

       Income (loss) before income taxes                                 (20,395)          40,045         (37,218)

 Income tax provision                                                      5,998           21,622               -

 Minority interest in after-tax earnings                                       1                1             299
                                                                        --------         --------        --------

   Income (loss) before cumulative effect of
    change in accounting principle                                       (26,394)          18,422         (37,517)

   Cumulative effect of change in accounting
    principle                                                               -              19,998            -
                                                                        --------         --------        -----

       Net income (loss)                                                 (26,394)          38,420         (37,517)

   Dividends on preferred stock                                             -               4,683           5,940
                                                                        --------         --------        --------

   Net income (loss) available for
    common shares                                                       $(26,394)        $ 33,737        $(43,457)
                                                                        ========         ========        ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                  Years ended December 31, 2001, 2002 and 2003
                      (In thousands, except per share data)

                                                                     2001            2002            2003
                                                                     ----            ----            ----

 Basic earnings (loss) per share available for common shares:
   Income (loss) before cumulative effect
    of change in accounting principle                            $  (2.62)       $   1.36         $ (4.32)

   Cumulative effect of change in
    accounting principle                                             -               1.99            -
                                                                 --------        --------         ----

     Net income (loss)                                           $  (2.62)       $   3.35         $ (4.32)
                                                                 ========        ========         =======

 Basic shares outstanding                                          10,062          10,067          10,068
                                                                 ========        ========         =======

 Diluted earnings (loss) per share available for common shares:
   Income (loss) before cumulative effect
    of change in accounting principle                            $  (2.62)       $    .84         $ (4.32)

   Cumulative effect of change in
    accounting principle                                             -                .92            -
                                                                 --------        --------         ----

     Net income (loss)                                           $  (2.62)       $   1.76         $ (4.32)
                                                                 ========        ========         =======

 Diluted shares outstanding                                        10,062          21,823          10,068
                                                                 ========        ========         =======

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  Years ended December 31, 2001, 2002 and 2003
                                 (In thousands)



                                                                     2001            2002            2003
                                                                     ----            ----            ----

 Net income (loss)                                               $(26,394)       $  38,420       $(37,517)

 Other comprehensive income (loss), net
  of tax -
   Pension liabilities adjustment                                    -            (170,307)       170,307
                                                                 --------        ---------       --------

     Comprehensive income (loss)                                 $(26,394)       $(131,887)      $132,790
                                                                 ========        =========       ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 2001, 2002 and 2003
                                 (In thousands)



                                                                        Accumulated
                                                                           other
                                                                       comprehensive
                                          Common stock        Additional   loss-
                                       --------------------    paid-in    pension     Accumulated  Treasury
                                       Shares        Amount    capital   liabilities    (deficit)    stock       Total
                                       ------        ------   ---------  -----------    ---------   -------    --------


 Balance - December 31, 2000           10,062      $10,792     $53,071      $ -         $(37,793)    $(12)     $  26,058

 Net loss                                -            -           -           -          (26,394)     -          (26,394)
                                       ------      -------     -------   ---------      --------     ----      ---------

 Balance - December 31, 2001           10,062       10,792      53,071        -          (64,187)     (12)          (336)

 Net income                                 -         -           -           -           38,420        -         38,420

 Issuance of common stock                   6            6        -           -                -        -              6

 Preferred stock dividends                  -         -         (4,683)       -                -        -         (4,683)

 Other comprehensive loss                -            -           -       (170,307)            -        -        (170,307)
                                      -------      -------     -------   ---------      --------     ----      ---------

 Balance - December 31, 2002           10,068       10,798      48,388    (170,307)      (25,767)     (12)      (136,900)

 Net loss                                -            -           -           -          (37,517)      -         (37,517)

 Preferred stock dividends               -            -         (5,940)       -             -          -          (5,940)

 Other comprehensive income              -            -           -        170,307          -          -         170,307
                                      -------      -------     -------   ---------      --------     ----      ---------

 Balance - December 31, 2003           10,068      $10,798     $42,448   $    -         $(63,284)    $(12)     $ (10,050)
                                      =======      =======     =======   =========      ========     ====      =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2001, 2002 and 2003
                                 (In thousands)


                                                                            2001           2002            2003
                                                                          --------       -------          ------

 Cash flows from operating activities:
   Net income (loss)                                                      $(26,394)       $38,420       $(37,517)
   Depreciation and amortization                                            16,992         17,396         16,461
   Amortization of deferred financing costs                                    540            747            742
   Deferred income taxes                                                     5,902         21,622              -
   Non-cash OPEB expense                                                     2,243          5,064          7,158
   Non-cash defined benefit pension
    expense (credit)                                                        (5,479)        (1,604)         6,898
   Gain on early extinguishment of debt                                          -        (54,739)             -
   Cumulative effect of change in accounting
    principle                                                                    -        (19,998)          -
   Other, net                                                                1,537           (882)        (1,440)
   Change in assets and liabilities:
     Notes and accounts receivable                                          (8,310)         6,901          5,887
     Inventories                                                            10,354         (9,177)        20,097
     Accounts payable                                                      (10,616)         1,497         (6,412)
     Other, net                                                             15,329          4,813         (6,016)
                                                                          --------       --------       --------

       Net cash provided by operating
         activities                                                          2,098         10,060          5,858
                                                                          --------       --------       --------

 Cash flows from investing activities:
   Capital expenditures                                                     (3,889)        (7,973)        (2,683)
   Proceeds from sale of business units                                        757              -          3,344
   Collection of notes receivable                                              735          1,127             75
   Other, net                                                                    2              1           (619)
                                                                          --------       --------       --------

       Net cash provided (used) by investing activities                     (2,395)        (6,845)           117
                                                                          --------       --------       --------

 Cash flows from financing activities:
   Revolving credit facilities, net                                            992        (14,446)        (7,087)
   Other notes payable and long-term debt:
     Additions                                                                  56         15,065          3,588
     Principal payments                                                       (601)        (1,354)        (2,446)
   Deferred financing costs paid                                              (150)        (2,480)           (30)
                                                                           -------       --------       --------

     Net cash provided (used) by financing
        activities                                                             297         (3,215)        (5,975)
                                                                           -------       --------       --------

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2001, 2002 and 2003
                                 (In thousands)


                                                                            2001           2002          2003
                                                                          -------        --------       ------

 Cash and cash equivalents:
   Net change from operations, investing
    and financing activities                                                  -              -              -

   Balance at beginning of year                                               -              -              -
                                                                           -------       --------       -----

   Balance at end of year                                                  $  -          $   -          $   -
                                                                           =======       ========       =====


 Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized                                  $ 9,189       $  4,669       $  2,789
     Income taxes paid (refund), net                                          (194)            74             18

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies

     At December 31, 2003, Keystone Consolidated Industries, Inc. ("Keystone" or "the Company") is 50% owned by Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee. The Company may be deemed to be controlled by Contran and Mr. Simmons. At December 31, 2003, Contran owned 54,956 shares of the 71,899 shares of the Company's Redeemable Series A Preferred Stock. See Notes 5 and 6. Each share of Series A Preferred Stock is convertible, at the option of the holder, into 250 shares of the Company's common stock, (equivalent to a $4.00 per share exchange rate).

     The Company reported a loss before cumulative effect of change in accounting principles of $37.5 million in 2003 and $26.4 million in 2001, and income before cumulative effect of change in accounting principle of $18.4 million in 2002. The primary reasons for the increase in earnings from 2001 to 2002 were (i) lower interest expense and (ii) a $54.7 million gain upon the extinguishment of certain indebtedness. The primary reasons for the decline in earnings from 2002 to 2003 were (i) the gain upon extinguishment of certain indebtedness recognized in 2002, (ii) higher defined benefit pension expense in 2003 and (iii) significantly higher cost for ferrous scrap (the Company's primary raw material in 2003).

     The accompanying financial statements have been prepared under the assumption the Company will continue to operate on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if Keystone is unable to continue as a going concern. However, on February 26, 2004, Keystone and five of its direct and indirect subsidiaries filed for voluntary protection under Chapter 11 of the Federal Bankruptcy Code. Keystone and its subsidiaries filed their petitions in the U.S. Bankruptcy Court for the Eastern District of Wisconsin in Milwaukee (the "Court"). Keystone's amended plan of reorganization was accepted by the impacted constituencies and confirmed by the Court on August 10, 2005. The Company emerged from bankruptcy protection on August 31, 2005. See Note 19.

     Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date ("Pre-petition Claims") are stayed, absent specific authorization by the Court to pay such claims, while the Company continues to manage the business as a debtor-in-possession. Keystone received approval from the Court to pay certain of its Pre-petition Claims including employee wages and certain employee benefits. All of the Company's liabilities at December 31, 2003 (other than liabilities of one of the Company's subsidiaries that was not a party to the bankruptcy filing), to the extent they were not extinguished before February 26, 2004, are considered Pre-petition Claims.

     Significant   provisions  of  Keystone's  amended  plan  of  reorganization included, among other things:

     o Assumption of the previously negotiated amendment to the collective bargaining agreement with the Independent Steel Workers Alliance (the "ISWA"), Keystone's largest labor union;
     o Assumption of the previously negotiated agreements reached with certain retiree groups that will provide relief by permanently reducing healthcare related payments to these retiree groups from pre-petition levels;
     o The Company's obligations due to pre-petition secured lenders other than its Debtor-In-Possession lenders were reinstated in full against reorganized Keystone;
     o All shares of Keystone's common and preferred stock outstanding at the petition date (February 26, 2004) were cancelled;
     o Pre-petition unsecured creditors with allowed claims against Keystone will receive, on a pro rata basis, in the aggregate, $5.2 million in cash, a $4.8 million secured promissory note and 49% of the new common stock of reorganized Keystone;
     o Certain operating assets and existing operations of Sherman Wire Company ("Sherman Wire"), one of Keystone's pre-petition wholly-owned subsidiaries, will be sold at fair market value to Keystone, which will then be used to form and operate a newly created wholly-owned subsidiary of reorganized Keystone named Keystone Wire Products Inc.;
     o Sherman Wire was also reorganized and the proceeds of the operating asset sale to Keystone and other funds will be distributed, on a pro rata basis, to Sherman Wire's pre-petition unsecured creditors as their claims are finally adjudicated;
     o Sherman Wire's pre-petition wholly-owned non-operating subsidiaries, J.L. Prescott Company, and DeSoto Environmental Management, Inc. as well as Sherman Wire of Caldwell, Inc., a wholly-owned subsidiary of Keystone, will ultimately be liquidated and the pre-petition unsecured creditors with allowed claims against these entities will receive their pro-rata share of the respective entity's net liquidation proceeds;
     o Pre-petition unsecured creditors with allowed claims against FV Steel & Wire Company, another one of Keystone's wholly-owned subsidiaries, will receive cash in an amount equal to their allowed claims;
     o One of Keystone's Debtor-In-Possession lenders, EWP Financial, LLC (an affiliate of Contran Corporation ("Contran"), Keystone's largest pre-petition shareholder) converted $5 million of its DIP credit facility, certain of its pre-petition unsecured claims and all of its administrative claims against Keystone into 51% of the new common stock of reorganized Keystone; and
     o The Board of Directors of reorganized Keystone now consists of seven individuals, two each of which were designated by Contran and the Official Committee of Unsecured Creditors (the "OCUC"), respectively. The remaining three directors qualify as independent directors (two of the independent directors were appointed by Contran with the OCUC's consent and one was appointed by the OCUC with Contran's consent).

     In addition, Keystone has obtained an $80 million secured credit facility from Wachovia Capital Finance (Central). Proceeds from this credit facility were used to extinguish Keystone's existing Debtor-In-Possession credit facilities and to provide working capital for reorganized Keystone.

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

     Principles of consolidation. The consolidated financial statements include the accounts of Keystone and its majority-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2003 presentation.

     Fiscal year. The Company's fiscal year is 52 or 53 weeks and ends on the last Sunday in December. Each of fiscal 2001, 2002 and 2003 were 52-week years.

     Inventories and cost of sales. Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 77% and 66% of the inventories held at December 31, 2002 and 2003, respectively. The first-in, first-out or average cost methods are used to determine the cost of all other inventories. Cost of sales include costs for materials, packing and finishing, utilities, salaries and benefits, maintenance, shipping and handling costs and depreciation.

     Property, plant and equipment and depreciation expense. Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is computed using principally the straight-line method over the estimated useful lives of 10 to 30 years for buildings and improvements and three to 12 years for machinery and equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Depreciation expense for financial reporting purposes amounted to $18,184,000, $17,376,000 and $16,459,000 during the years ended December 31, 2001, 2002 and 2003, respectively. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

     Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. Keystone performs certain planned major maintenance activities during the year (generally during the fourth quarter). The costs estimated to be incurred in connection with these maintenance activities are accrued in advance on a straight-line basis and are included in cost of goods sold.

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized in 2001, 2002 and 2003 amounted to $17,000, $79,000 and $3,000 respectively.

     When events or changes in circumstances indicate assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Through December 31, 2001, if the asset being tested for impairment was acquired in a business combination accounted for by the purchase method, any goodwill which arose out of that business combination was also considered in the impairment test if the goodwill related specifically to the acquired asset and not to other aspects of the acquired business, such as the customer base or product lines. Effective January 1, 2002, the Company commenced assessing impairment of goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, and the Company commenced assessing impairment of other long-lived assets (such as property and equipment) in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. The effects of the Company's Chapter 11 proceedings and reorganization or liquidation could cause management to reassess its present estimate of future cash flows currently used in its impairment analysis. The effects of the Company's Chapter 11 proceedings and reorganization or liquidation could cause management to reassess its present estimate of future cash flows currently used in its impairment analysis. See Note 19.

     Investment in joint ventures. Investments in 20% but less than majority-owned companies are accounted for by the equity method. Differences between the cost of the investments and Keystone's pro rata share of separately-reported net assets, if any, are not significant.

     Deferred financing costs. Deferred financing costs relate primarily to the issuance of substantially all of Keystone's long-term debt as well as its primary revolving credit facility and are amortized by the interest method over the respective terms of these debt facilities. Deferred financing costs are stated net of accumulated amortization of $4,957,000 and $5,699,000 at December 31, 2002 and 2003, respectively.

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

     Through December 31, 2001, when events or changes in circumstances indicated that goodwill may be impaired, an evaluation was performed to determine if an impairment existed. All relevant factors were considered in determining whether an impairment existed. If an impairment had been determined to exist, goodwill, and if appropriate, the underlying long-lived assets associated with the goodwill, would have been written down to reflect the estimated future discounted cash flows expected to be generated by the underlying business. Effective January 1, 2002, the Company commenced assessing impairment of goodwill in accordance with SFAS No. 142. The Company's recorded goodwill relates to a business segment that was not included in the Chapter 11 petitions filed in February 2004. See Note 19.

     Negative goodwill represented the excess of fair value over cost of individual net assets acquired in business combinations accounted for by the purchase method and was amortized by the straight-line method over 20 years through December 31, 2001. Negative goodwill is stated net of accumulated amortization of approximately $7,118,000 at December 31, 2001. Amortization of negative goodwill in 2001 amounted to $1,356,000. Upon adoption of SFAS No. 142, effective January 1, 2002, negative goodwill was eliminated as a cumulative effect of change in accounting principle.

     Retirement  plans  and   post-retirement   benefits  other  than  pensions.
Accounting and funding policies for retirement plans and post retirement benefits other than pensions ("OPEB") are described in Note 9.

     Environmental liabilities. Keystone records liabilities related to environmental remediation when estimated future expenditures are probable and reasonably estimable. If the Company is unable to determine that a single amount in an estimated range is more likely, the minimum amount of the range is recorded. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. At both December 31, 2002 and 2003 Keystone had such assets recorded of approximately $323,000.

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

     Net sales. Sales are recorded when products are shipped because title and other risks and rewards of ownership have passed to the customer. Shipping terms of products shipped are generally FOB shipping point, although in some instances shipping terms are FOB destination point (for which sales are not recognized until the product is received by the customer). Amounts charged to customers for shipping and handling are included in net sales. Sales are stated net of price, early payment and distributor discounts and volume rebates.

     Selling, general and administrative expenses. Selling, general and administrative expenses include costs related to marketing, sales, distribution, and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Advertising costs, expensed as incurred, were $.6 million in 2001, $.8 million in 2002 and $1.0 million in 2003.

     Business interruption insurance recoveries. Business interruption insurance recoveries related to production outages due primarily to equipment failures or malfunctions are recorded as a reduction of cost of goods sold when the recovery is received. During 2001 and 2002 Keystone received such business interruption insurance recoveries of approximately $1.8 million, and $934,000, respectively. Keystone did not receive any such recoveries during 2003.

     Income (loss) per share. Basic and diluted income (loss) per share is based upon the weighted average number of common shares actually outstanding during each year. Diluted earnings per share includes the diluted impact, if any, of the Company's convertible preferred stock. The impact of outstanding stock options was antidilutive for all periods presented. The weighted average number of outstanding stock options which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive approximated 651,000, 606,000 and 462,000 in 2001, 2002 and 2003, respectively.

     Employee stock options. Keystone accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. See Notes 8 and 18. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is equal to or greater than the market price on the grant date. Compensation cost related to stock options recognized by the Company in accordance with APBO No. 25 has not been significant in each of the past three years.

     The following  table  presents what the Company's  consolidated  net income
(loss), and related per share amounts, would have been in 2001, 2002 and 2003 if Keystone would have elected to account for its stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all awards granted subsequent to January 1, 1995.


                                                                                  Years ended December 31,

                                                                             2001           2002            2003
                                                                             ----           ----            ----
                                                                                  (In thousands except per
                                                                                         share amounts)

Net income (loss) available for common
 shares as reported                                                     $(26,394)        $38,420        $(36,888)
Adjustments, net of applicable income
 tax effects:
  Stock-based employee compensation
   expense under APBO No. 25                                                -               -              -
  Stock-based employee compensation
   expense under SFAS No. 123                                               (498)           (185)            (25)
                                                                        --------         -------        --------

Pro forma net income (loss) available for
 common shares                                                          $(26,892)        $38,235        $(36,913)
                                                                        ========         =======        ========

Basic net income (loss) available for common shares per share:
 As reported                                                            $  (2.62)        $  3.35        $  (4.32)
 Pro forma                                                              $  (2.67)        $  3.33        $  (4.32)

Diluted net income (loss) available for common shares per share:
 As reported                                                            $  (2.62)        $  1.76        $  (4.32)
 Pro forma                                                              $  (2.67)        $  1.75        $  (4.32)

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

     Reclassifications. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

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

     The Company's operating segments are organized along its manufacturing facilities and include two reportable segments: (i) Keystone Steel and Wire ("KSW") which manufacturers and sells wire rod, wire, nails and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets and, (ii) Engineered Wire Products ("EWP") which manufactures and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges. EWP is not included in the Company's February 2004 bankruptcy proceedings. See Note 19.

     Prior to July 2003, the Company owned a 51% interest in Garden Zone LLC ("Garden Zone"), a distributor of wire, plastic and wood lawn and garden products to retailers. In July 2003, Garden Zone purchased Keystone's 51% ownership in Garden Zone.

     In addition, prior to July 2003, Keystone also operated three businesses that did not constitute reportable business segments. These businesses sold wire and wire products for agricultural, industrial, construction, commercial, original manufacturers and retail consumer markets. The results of operations of these businesses are aggregated and included under the "All Other" heading in the following tables. During July 2003, Keystone transferred its operations at one of these three businesses to other Keystone facilities, and during August 2003 Keystone sold another of the businesses. As a result, as of August 2003, the "All Other" heading in the following tables only includes Sherman Wire ("Sherman").

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

                                                                                                           GAAP
                                                                                                       Adjustments,
                                                                                                         Corporate
                                                                                                           Items
                                                                 Garden         All       Segment           and
                                       KSW           EWP          Zone         Other       Total       Eliminations       Total
                                       ---           ---         ------        -----      -------      ------------       -----
                                                                            (In thousands)
Year ended December 31, 2003:

  Third party net sales               $244,069      $35,260      $11,203      $ 16,139    $306,671        $   -          $306,671
  Intercompany sales                    30,215         -             879        11,988      43,082         (43,082)          -
                                      --------      -------      -------      --------    --------        --------       -----
                                      $274,284      $35,260      $12,082      $ 28,127    $349,753        $(43,082)      $306,671
                                      ========      =======      =======      ========    ========        ========       ========
  Depreciation and
   amortization                       $ 13,903      $ 1,014      $  -         $  1,491    $ 16,410        $     51       $ 16,461
  Operating profit (loss)              (21,388)       2,721          700        (4,579)    (22,546)         (6,185)       (28,731)
  Identifiable segment assets          121,826       20,635            -         7,765     150,226         131,968        282,194
  Capital expenditures                   2,197          380           32            74       2,683               -          2,683

Year ended December 31, 2002:

  Third party net sales               $256,290      $32,935      $ 9,523      $ 36,087    $334,835        $   -          $334,835
  Intercompany sales                    34,528         -           1,221         9,398      45,147         (45,147)          -
                                      --------      -------      -------      --------    --------        --------       -----
                                      $290,818      $32,935      $10,744      $ 45,485    $379,982        $(45,147)      $334,835
                                      ========      =======      =======      ========    ========        ========       ========
  Depreciation and                                                  $  -
   amortization                       $ 14,693      $ 1,006                   $  1,646    $ 17,345        $     51       $ 17,396
  Operating profit (loss)               (3,921)       2,743           85        (2,971)     (4,064)            785         (3,279)
  Identifiable segment assets          157,321       18,130        4,186        18,537     198,174          17,321        215,495
  Capital expenditures                   7,597          164            -           208       7,969               4          7,973

Year ended December 31, 2001:

  Third party net sales               $239,692      $34,177      $ 8,011      $ 43,307    $325,187           $   -       $325,187
  Intercompany sales                    34,833         -             472         8,363      43,668         (43,668)          -
                                      --------      -------      -------      --------    --------        --------       -----
                                      $274,525      $34,177      $ 8,483      $ 51,670    $368,855        $(43,668)      $325,187
                                      ========      =======      =======      ========    ========        ========       ========
  Depreciation and                                                   $ -
   amortization                       $ 15,312      $ 1,043                    $ 1,815    $ 18,170        $ (1,178)      $ 16,992
  Operating profit (loss)              (12,779)       4,156          210        (2,603)    (11,016)          6,628         (4,388)
  Identifiable segment assets          162,796       18,252        2,812        22,923     206,783         160,117        366,900
  Capital expenditures                   3,534          269            -            85       3,888               1          3,889


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

                                                                                 Years ended December 31,
                                                                           2001            2002             2003
                                                                           ----            ----             ----
                                                                                      (In thousands)

Operating loss                                                             $ (4,388)        $(3,279)        $(28,731)
General corporate items:
  Interest income                                                               253              66               41
  Other income                                                                  565              34            1,386
  General income (expenses), net                                             (2,250)         (5,946)          (5,973)
  Gain on early extinguishment of debt                                            -          54,739                -
  Interest expense                                                          (14,575)         (5,569)          (3,941)
                                                                           --------         -------         --------

  Income (loss) before income taxes                                        $(20,395)        $40,045         $(37,218)
                                                                           ========         =======         ========

     All of the Company's assets are located in the United States. Information concerning geographic concentration of net sales based on location of customer is as follows:

                                                                                Year ended December 31,
                                                                        2001              2002             2003
                                                                        ----              ----             ----
                                                                                    (In thousands)

United States                                                           $307,064          $316,361          $303,668
Canada                                                                     1,217             1,400             2,876
Great Britain                                                                100               214               125
Australia                                                                      -                 5              -
Mexico                                                                       189                 -              -
Japan                                                                        100              -                    2
                                                                        --------          --------          --------

                                                                        $308,670          $317,980          $306,671
                                                                        ========          ========          ========

Note 3 - Joint ventures

     In January 1999, Keystone and two unrelated parties formed Garden Zone to supply wire, wood and plastic products to the consumer lawn and garden market. Prior to July 2003, Keystone owned 51% of Garden Zone and, as such, Keystone's consolidated financial statements include the accounts of Garden Zone. Neither Keystone nor the other owners contributed capital or assets to the Garden Zone joint venture, but Keystone did guarantee 51% of Garden Zone's $4 million revolving credit agreement. See Note 5. Garden Zone commenced operations in February 1999 and its net income since that date, of which 51% accrued to Keystone for financial reporting purposes, has been insignificant. In July 2003, Garden Zone purchased Keystone's 51% ownership in Garden Zone.

     In July 1999, Keystone formed ARC, a joint venture with Alter Peoria, Inc., to operate a ferrous scrap recycling operation at Keystone's facility in Peoria, Illinois. ARC sells ferrous scrap to Keystone and others. Upon formation, Keystone contributed the property and equipment of its Peoria ferrous scrap facility (net book value of approximately $335,000) to the joint venture in return for its 50% ownership interest. Keystone is not required to, nor does it currently anticipate it will, make any other contributions to fund or operate this joint venture. Keystone has not guaranteed any debt or other liability of the joint venture. Keystone recognized no gain or loss upon formation of ARC and the investment in ARC is accounted for by the equity method. In addition, Keystone sold its ferrous scrap facility's existing inventory to ARC upon commencement of ARC's operations. Prior to 2001, Keystone had reduced its investment in ARC to zero due to operating losses incurred by ARC. During 2001, 2002 and 2003, Keystone purchased approximately $6.0 million, $5.2 million, and $5.5 million respectively of ferrous scrap from ARC.

Note 4 - Inventories

                                                                                             December 31,
                                                                                         2002           2003
                                                                                         ----           ----
                                                                                           (In thousands)
 Steel and wire products:
   Raw materials                                                                         $ 8,825        $ 5,937
   Work in process                                                                        14,920          5,694
   Finished products                                                                      21,178         12,818
   Supplies                                                                               14,710         12,693
                                                                                         -------        -------
                                                                                          59,633         37,142
   Less LIFO reserve                                                                      13,352         13,137
                                                                                         -------        -------
                                                                                          46,281         24,005

 Lawn and garden products - finished products                                              3,808           -
                                                                                         -------        ----

                                                                                         $50,089        $24,005
                                                                                         =======        =======

Note 5 - Notes payable and long-term debt

     The following description of the Company's indebtedness at December 31, 2003 is presented without regard to the affect of the Company's Chapter 11 proceedings, unless otherwise indicated. Substantially all of the indebtedness described below, other than EWP's revolving credit facility, is a Pre-petition Claim under the Chapter 11 filing.

                                                                                             December 31,
                                                                                         2002           2003
                                                                                         ----           ----
                                                                                           (In thousands)

 Revolving credit facilities:
   Keystone                                                                              $ 28,328       $ 16,863
   EWP                                                                                      1,362          3,997
   Garden Zone                                                                              1,650           -
 8% Notes                                                                                  28,908         28,116
 6% Notes                                                                                  16,031         16,031
 9 5/8% Notes                                                                               6,150          6,150
 Keystone Term Loan                                                                         4,167          6,365
 County Term Loan                                                                          10,000         10,000
 Other                                                                                        645            153
                                                                                          -------        -------
                                                                                           97,241         87,675
   Less current maturities                                                                 33,935         55,451
                                                                                          -------        -------

                                                                                          $63,306        $32,224
                                                                                          =======        =======

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

     The 8% Notes bear simple interest at 8% per annum, one-half of which will be paid in cash on a semi-annual basis and one-half will be deferred and be paid together with the principal in three installments, one-third in each of March 2007, 2008 and 2009. The 8% Notes are collateralized by a second-priority lien on substantially all of the existing fixed and intangible assets of the Company and its subsidiaries (excluding EWP), other than the real property and other fixed assets comprising Keystone's steel mill in Peoria, Illinois, on which there is a third-priority lien. Keystone may redeem the 8% Notes, at its option, in whole or in part at any time with no prepayment penalty. The 8% Notes are subordinated to all existing senior indebtedness of Keystone, including, without limitation, the revolving credit facilities of Keystone and EWP, the Keystone Term Loan (as defined below) and, to the extent of the Company's steel mill in Peoria, Illinois, the County Term Loan (as defined below). The 8% Notes rank senior to any expressly subordinated indebtedness of Keystone, including the 6% Notes. In October 2002, Contran purchased $18.3 million of the total $19.8 million principal amount at maturity of the 8% Notes. As such, approximately $26.6 million of the recorded $28.9 million liability for the 8% Notes as of December 31, 2002 and $26.0 million of the recorded $28.1 million liability as of December 31, 2003 was payable to Contran.

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

     As part of its efforts to restructure the 9 5/8% Notes, in April 2002 Keystone received a new $10 million term loan from the County of Peoria, Illinois (the "County Term Loan"). The County Term Loan does not bear interest, requires no amortization of principal, is due in 2007 and is collateralized by a second priority lien on the real property and other fixed assets comprising KSW's steel mill in Peoria, Illinois. Proceeds from the County Term Loan were used by Keystone to reduce the outstanding balance of Keystone's revolving credit facility.

     Also as a part of its efforts to restructure the 9 5/8% Notes, in April 2002, Keystone received a new $5 million term loan (the "Keystone Term Loan") from the same lender providing the Keystone revolving credit facility. The Keystone Term Loan bears interest at prime plus 1.0% (5.0% at December 31,
2003). The Keystone Term Loan is collateralized by a first-priority lien on all of the fixed assets of the Company and its subsidiaries, other than EWP. Proceeds from the Keystone Term Loan were used by Keystone to reduce the outstanding balance of Keystone's revolving credit facility. In November 2003, Keystone increased the then $3.0 million outstanding balance on the Keystone Term Loan by $3.5 million. Principal payments on the amended Keystone Term Loan are due in 48 monthly installments through December 2007. Proceeds from the amended Keystone Term Loan were used by Keystone to reduce the outstanding balance of Keystone's revolving credit facility. The Keystone Term Loan comprises a portion of the Company's Debtor-In-Possession ("DIP") Financing.

     Keystone's primary revolving credit facility ("the Keystone Revolver"), as amended in November 2003, provides for revolving borrowings of up to $45 million based upon formula-determined amounts of trade receivables and inventories. Borrowings bear interest at the prime rate plus 1.0%, mature no later than March, 2005 and are collateralized by certain of the Company's trade receivables and inventories. In addition, the Keystone Revolver is cross-collateralized with junior liens on certain of the Company's property, plant and equipment. The effective interest rate on outstanding borrowings under the Keystone Revolver was 5.0% at December 31, 2003. At December 31, 2003, $3.0 million of letters of credit were outstanding, and $726,000 was available for additional borrowings. The Keystone Revolver requires the Company's daily net cash receipts to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances so long as there is an outstanding balance under the Keystone Revolver. Accordingly, any outstanding balances under the Keystone Revolver are always classified as a current liability, regardless of the maturity date of the facility. The Keystone Revolver contains restrictive covenants, including certain minimum working capital and net worth requirements, maintenance of financial ratios requirements and other customary provisions relative to payment of dividends on Keystone's common stock and on the Company's Redeemable Series A Preferred Stock. Due to the Chapter 11 filings, the Company is no longer required to adhere to these covenants. The Keystone Revolver comprises a portion of the Company's DIP Financing.

     EWP's $7 million revolving credit facility (the "EWP Revolver") as amended expires in September 2005. Borrowings under the EWP Revolver, as amended in March 2005, bear interest at LIBOR plus 2.45% (3.4% at December 31, 2003). Prior to January 2004, borrowings under the EWP Revolver bore interest at either the prime rate or LIBOR plus 2.25%. At December 31, 2003, $1.9 million was available for additional borrowings under the EWP revolver. EWP's accounts receivable and inventories collateralize the EWP Revolver. The EWP Revolver Agreement contains covenants with respect to working capital, additional borrowings, payment of dividends and certain other matters.

     At December 31, 2002, Garden Zone had a $4.0 million revolving credit facility (the "Garden Zone Revolver") which bore interest at the LIBOR rate plus 2.4%. During 2002 the Garden Zone Revolver bore interest at the LIBOR rate plus 2%. Garden Zone's accounts receivable and inventories collateralized the Garden Zone Revolver.

     In addition, EWP Financial LLC ("EWPFLLC"), a wholly-owned subsidiary of Contran had agreed to loan the Company up to an aggregate of $6 million under the terms of a revolving credit facility that matured on February 29, 2004. This facility was collateralized by the common stock of EWP owned by Keystone. The Company did not borrow any amounts under such facility. However, EWPFLLC issued a $250,000 letter of credit for the benefit of the Company under this revolving credit facility.

     At December 31, 2002, other notes payable and long-term debt included $474,000 advanced to Garden Zone by one of its other owners. The advance bore interest at the prime rate. Interest paid on this advance during 2001, 2002 and 2003 amounted to approximately $34,000, $23,000 and $11,000, respectively.

     At December 31, 2003, Keystone was not in compliance with certain financial covenants included in the Keystone Revolver. Under the terms of the Keystone Revolver, failure to comply with these covenants is considered an event of default and gives the lender the right to accelerate the maturity of both the Keystone Revolver and the Keystone Term Loan. As such, the Keystone Term Loan was classified as a current liability at December 31, 2003. In addition, the indenture governing Keystone's 8% Notes provides the holders of such Notes with the right to accelerate the maturity of the Notes in the event of a default by Keystone resulting in an acceleration of the maturity of any of the Company's other secured debt. As such, the 8% Notes were also classified as a current liability at December 31, 2003. As a result, aggregate future maturities of other notes payable and long-term debt at December 31, 2003 amounted to $55.5 million, $23,000, $14,000, $16.2 million, $1,000 and $16.0 million in 2004,
2005, 2006, 2007 and 2008 and thereafter, respectively.

     The balances due under the Keystone Revolver and Keystone Term Note at February 26, 2004 were converted to debtor-in-possession credit facilities. Certain of the Company's indebtedness was cancelled or restructured in connection with the Company's Chapter 11 filing and Keystone's emergence therefrom. See Note 19. Accordingly, the Company has not presented a table of aggregate future maturities of indebtedness, as such table is not meaningful.

     The Company's revolving credit facilities and the Keystone Term Loan reprice with changes in interest rates. The aggregate fair value of Keystone's fixed rate notes, based on management's estimate of fair value at December 31, 2002 approximated $35.0 million ($61.3 million book value). The book value of all other indebtedness at December 31, 2002 was deemed to approximate market value. Due to the significant uncertainties surrounding the Company's Chapter 11 filings, management is unable to estimate the aggregate fair value of Keystone's fixed rate notes ($60.5 million book value) at December 31, 2003. The book value of all other indebtedness at December 31, 2003 is deemed to approximate market value.


Note 6 - Series A preferred stock:

     In connection with the Exchange Offer, Keystone issued 59,399 shares of Series A 10% Cumulative Convertible Pay-In-Kind Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock has a stated value of $1,000 per share and has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The Series A Preferred Stock has an annual dividend commencing in December 2002 of $100 per share, and such dividends may be paid in cash or, at the Company's option, in whole or in part in new Series A Preferred Stock based on their stated value. The amount of dividends accrued at December 31, 2002 ($4.7 million) and December 31, 2003 ($10.6 million) has been determined based on the assumption such dividends will be paid in cash rather than in the form of additional shares of Series A Preferred Stock. Effective March 15, 2003, each share of Series A Preferred Stock may be converted into 250 shares of Keystone common stock at the exchange rate of $4.00 per share based on the stated value of each Series A share. The Company may redeem the Series A
Preferred Stock at any time, in whole or in part, at a redemption price of $1,000 per share plus accrued and unpaid dividends. In addition, in the event of certain sales of the Company's assets outside the ordinary course of business, the Company will be required to offer to purchase a specified portion of the Series A Preferred Stock, at a purchase price of $1,000 per share plus accrued and unpaid dividends, based upon the proceeds to the Company from such asset sale. Otherwise, holders of the Series A Preferred Stock have no mandatory redemption rights.

     In connection with the Company's restructuring activities in December 2003, the Company issued 12,500 additional Shares of Series A Preferred Stock to the employees of KSW's primary labor union. Based on the Company's financial position at the issuance date and subsequent Chapter 11 filing, management believes the fair value of the 12,500 additional shares issued in December 2003 was deminimis and as such, did not assign a value to the newly issued shares.

     The Company does not currently believe it is probable that holders of the Series A Preferred Stock will be able to require the Company to purchase any of their stock, and accordingly the Company is not accreting the Series A Preferred Stock up to its redemption value. In October 2002, Contran purchased 54,956 shares of the original 59,399 shares of the Company's Redeemable Series A Preferred Stock.

     All of the Company's Series A Preferred Stock was cancelled in connection with Keystone's emergence from Chapter 11 on August 31, 2005. As such, the Company will not be required to pay the accrued dividends related to this stock. See Note 19.

Note 7 - Income taxes

     Summarized below are (i) the differences between the provision (benefit) for income taxes and the amounts that would be expected using the U. S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision (benefit) for income taxes.

                                                                                    Years ended December 31,
                                                                                2001          2002          2003
                                                                                ----          ----          ----
                                                                                         (In thousands)

 Expected tax provision (benefit), at
  statutory rate                                                                $(7,138)      $14,016      $(13,026)
 U.S. state income taxes (benefit), net                                            (399)        2,022        (1,093)
 Amortization of goodwill and negative goodwill                                    (431)            -             -
 Deferred tax asset valuation allowance                                          14,510         5,536        19,088
 Release of tax contingency reserve                                                   -             -        (5,292)
 Other, net                                                                        (544)           48           323
                                                                                -------       -------      --------

 Provision (benefit) for income taxes                                           $ 5,998       $21,622      $   -
                                                                                =======       =======      =====

 Provision (benefit) for income taxes:
   Currently payable (refundable):
     U.S. federal                                                               $   (37)      $   (34)     $    (27)
     U.S. state                                                                     133            34            27
                                                                                -------       -------      --------

       Net currently payable (refundable)                                            96             -          -
   Deferred income taxes, net                                                     5,902        21,622          -
                                                                                -------       -------      -----

                                                                                $ 5,998       $21,622      $   -
                                                                                =======       =======      =====
 Comprehensive provision for income taxes (benefit) allocable to:
   Income (loss) before cumulative effect
    of change in accounting principle                                           $ 5,998       $21,622      $   -
   Other comprehensive loss -
     Pension liability                                                             -             -             -
                                                                                -------       -------      -----

                                                                                $ 5,998       $21,622      $   -
                                                                                =======       =======      =====

     The components of the net deferred tax asset are summarized below.

                                                                                           December 31,
                                                                                2002                        2003
                                                                      --------------------------------------------------------
                                                                         Assets      Liabilities      Assets      Liabilities
                                                                        --------       --------     ---------      --------
                                                                                          (In thousands)

 Tax effect of temporary differences relating to:
   Inventories                                                           $  3,049         $  -       $  3,524       $   -
   Property and equipment                                                       -       (5,201)             -         (5,218)
   Pensions                                                                14,320            -              -        (49,409)
   Accrued OPEB cost                                                       44,483            -         46,172              -
   Accrued liabilities and other deductible
    differences                                                            14,294            -         14,322              -
   Other taxable differences                                                    -       (2,343)         2,607           -
   Net operating loss carryforwards                                        11,604            -         20,876              -
   Alternative minimum tax credit carryforwards                             6,260            -          6,260              -
   Deferred tax asset valuation allowance                                 (86,466)        -           (39,134)          -
                                                                         --------      -------       --------       -----

     Gross deferred tax assets                                              7,544       (7,544)        54,627        (54,627)
 Reclassification, principally netting by tax
  jurisdiction                                                             (7,544)       7,544        (54,627)        54,627
                                                                         --------     --------       --------       --------

     Net deferred tax asset                                                     -            -              -              -
 Less current deferred tax asset, net of pro rata
  allocation of deferred tax asset valuation
  allowance                                                                  -            -              -              -
                                                                         --------     --------        -------        ----

     Noncurrent net deferred tax asset                                   $   -        $   -           $  -           $  -
                                                                         ========     ========        =======        ====

                                                                                    Years ended December 31,
                                                                                2001          2002          2003
                                                                                ----          ----          ----
                                                                                         (In thousands)

 Increase (decrease) in valuation allowance:
   Increase in certain deductible temporary
    differences which the Company believes do
    not meet the "more-likely-than-not"
    recognition criteria:
       Recognized in net income (loss)                                          $14,510       $ 5,536      $ 21,995
       Offset to the change in gross deferred
        income tax assets due principally to
        redetermination of certain tax attributes                                     -             -        (2,907)
       Recognized in other comprehensive loss -
        pension liabilities                                                        -           66,420       (66,420)
                                                                                -------       -------      --------

                                                                                $14,510       $71,956      $(47,332)
                                                                                =======       =======      ========

     At December 31, 2003, Keystone had (i) approximately $6.3 million of alternative minimum tax credit carryforwards which have no expiration date and
(ii) net operating loss carryforwards of approximately $54.5 million which expire in 2019 through 2023, and which may be used to reduce future taxable income of the entire Company. See Note 19.

     The Company's emergence from Chapter 11 on August 31, 2005 did not result in an ownership change within the meaning of Section 382 of the Internal Revenue Code.

     At December 31, 2003, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices; financial restructuring efforts and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test. As such, the Company has provided a deferred tax asset valuation allowance to offset its gross deferred income tax asset. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the valuation allowance related to its deferred tax assets in the future.

Note 8 - Stock options, warrants and stock appreciation rights plan

     In 1997, Keystone adopted its 1997 Long-Term Incentive Plan (the "1997 Plan"). Under the 1997 Plan, the Company may make awards that include, but need not be limited to, one or more of the following types: stock options, stock appreciation rights, restricted stock, performance grants and any other type of award deemed consistent with the purposes of the plan. Subject to certain adjustments, an aggregate of not more than 500,000 shares of Keystone's common stock may be issued under the 1997 Plan. Stock options granted under the 1997 Plan may include options that qualify as incentive stock options as well as options which are not so qualified. Incentive stock options are granted at a price not less than 100%, or in certain instances, 110% of a fair market value of such stock on the date of the grant. Stock options granted under the 1997 Plan may be exercised over a period of ten, or in certain instances, five years. The vesting period, exercise price, length of period during which awards can be exercised, and restriction periods of all awards are determined by the Incentive Compensation Committee of the Board of Directors. At December 31, 2003, there were 255,000 options outstanding under this plan.

     During 1997, the Company granted all remaining options available under Keystone's 1992 Option Plan. At December 31, 2003, there were 171,000 options outstanding under this plan.

     Changes in outstanding options, including options outstanding under the former 1992 Option Plan, pursuant to which no further grants can be made are summarized in the table below.

                                                                              Price per           Amount payable
                                                             Options           share              upon exercise

 Outstanding at December 31, 2000                              758,066     $4.25 -$13.94              $6,317,130

   Canceled                                                   (101,766)     5.13 - 13.94                (863,624)
                                                              --------     -------------             -----------

 Outstanding at December 31, 2001                              656,300      4.25 - 13.94               5,453,506

   Canceled                                                   (169,000)     5.50 -  9.19              (1,465,838)
                                                              --------     -------------             -----------

 Outstanding at December 31, 2002                              487,300      4.25 - 13.94               3,987,668

   Canceled                                                    (61,300)     5.13 - 10.25                (522,824)
                                                              --------     -------------             -----------

 Outstanding at December 31, 2003                              426,000     $4.25 -$13.94             $ 3,464,844
                                                              ========     =============             ===========

     The following table summarizes weighted average information about fixed stock options outstanding at December 31, 2003.

                                          Outstanding                                      Exercisable
                           ----------------------------------------       -------------------------------------------
                                              Weighted Average                                 Weighted Average
                                         --------------------------                       ---------------------------
       Range of                           Remaining                                        Remaining
       Exercise                          Contractual        Exercise                      Contractual        Exercise
        Prices             Options          Life              Price        Options           Life              Price
      ----------           -------       -----------        --------       -------        -----------        -------

$ 4.25-$ 5.50             82,500            6.2 years         $ 5.17      82,500             6.2 years        $ 5.17
$ 7.63-$10.25            323,500            3.7 years         $ 8.53     323,500             3.7 years        $ 8.53
    $13.94                20,000            3.8 years         $13.94      20,000             3.8 years        $13.94
                         -------                                         -------
                         426,000            4.2 years         $ 8.13     426,000             4.2 years        $ 8.13
                         =======                                         =======

     At December 31, 2003, options to purchase all 426,000 shares outstanding were exercisable (none at prices lower than the December 31, 2003 quoted market price of $.10 per share). At December 31, 2003, an aggregate of 245,000 shares were available for future grants under the 1997 Plan.

     As a result of the Company's Chapter 11 filings, the equity of Keystone's common shareholders may be significantly diluted or eliminated entirely. As such, the Company's outstanding stock options may also be eliminated.

     The pro forma information included in Note 1, required by SFAS No. 123, as amended, is based on an estimation of the fair value of options issued subsequent to January 1, 1995. There were no options granted in 2001, 2002 or 2003. The fair values of the options granted subsequent to January 1, 1995 and prior to January 1, 2001 were calculated using the Black-Scholes stock option valuation model. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options. The pro forma impact on net income (loss) per share disclosed in Note 1 is not necessarily indicative of future effects on net income (loss) or earnings (loss) per share.

     All of the Company's outstanding common stock and stock options were cancelled in connection with the Company's emergence from Chapter 11 on August 25, 2005. See Note 19.

Note 9 - Pensions and other post retirement benefits plans

     Keystone sponsors several pension plans and other post retirement benefit plans for its employees and certain retirees. Under plans currently in effect, most active employees would be entitled to receive OPEB upon retirement. The Company uses a December 31st measurement date for its defined benefit pension and OPEB plans. The following tables provide a reconciliation of the changes in the plans' projected benefit obligations and fair value of assets for the years ended December 31, 2002 and 2003:

                                                             Pension Benefits                   Other Benefits
                                                          -----------------------         -------------------------
                                                           2002             2003             2002             2003
                                                           ----             ----             ----             ----
                                                                               (In thousands)

Change in projected benefit obligations ("PBO"):
  Benefit obligations at beginning of year               $314,106        $ 341,388        $ 152,298        $ 171,252
  Service cost                                              3,041            3,456            1,890            2,826
  Interest cost                                            21,938           21,586           10,722           11,849
  Participant contributions                                     -                -            1,785            1,734
  Actuarial loss                                           28,773           21,914           15,538           57,460
  Benefits paid                                           (26,470)         (26,280)         (10,981)         (12,079)
                                                         --------        ---------        ---------        ---------

    Benefit obligations at end of year                   $341,388        $ 362,064        $ 171,252        $ 233,042
                                                         ========        =========        =========        =========

Change in plan assets:
  Fair value of plan assets at beginning
    of year                                              $332,990         $286,992        $    -              $    -
  Actual return (loss) on plan assets                     (19,528)         111,506             -                   -
  Employer contributions                                        -                -            9,196           10,345
  Participant contributions                                     -                -            1,785            1,734
  Benefits paid                                           (26,470)         (26,280)         (10,981)         (12,079)
                                                         --------        ---------        ---------        ---------

    Fair value of plan assets at end
     of year                                             $286,992        $ 372,218        $    -           $    -
                                                         ========        =========        =========        ======

Funded status at end of the year:
  Plan assets greater (less) than PBO                    $(54,396)       $  10,154        $(171,252)       $(233,042)
    Unrecognized actuarial losses                         176,132          105,566           59,656          113,944
    Unrecognized prior service cost
     (credit)                                              11,852           10,971           (2,493)          (2,150)
                                                         --------        ---------        ---------        ---------

                                                         $133,588        $ 126,691        $(114,089)       $(121,248)
                                                         ========        =========        =========        =========

Amounts recognized in the balance sheet:
  Prepaid pension cost                                   $   -           $ 126,691           $    -        $    -
  Unrecognized net pension obligations                     11,852                -                -                -
  Accrued benefit costs:
    Current                                                     -                -          (11,372)         (11,255)
    Noncurrent                                            (48,571)               -         (102,717)        (109,993)
  Accumulated other comprehensive loss -
    pension liabilities                                   170,307             -                -                -
                                                         --------        ---------        ---------        ------

                                                         $133,588        $ 126,691        $(114,089)       $(121,248)
                                                         ========        =========        =========        =========

     The rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2002 and 2003 are shown in the following table:

                                                                        Pension Benefits             Other Benefits
                                                                      2002         2003            2002         2003

Discount rate                                                           6.5%         6.0%            6.5%        6.0%
Rate of compensation increase                                           3.0%         3.0%            -           -


     The rate assumptions used in determining the net periodic pension and other retiree benefit expense during 2001, 2002 and 2003 are shown in the following table:

                                                   Pension Benefits                        Other Benefits
                                              ---------------------------          ------------------------------
                                             2001        2002         2003         2001        2002        2003
                                             ----        ----         ----         ----        ----        ----

Discount rate                                 7.25%        7.0%        6.5%          7.25%       7.0%        6.5%
Expected return on plan assets                10.0%       10.0%       10.0%          -           -           -
Rate of compensation increase                  3.0%        3.0%        3.0%          -           -           -


     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2001, 2002 and 2003:

                                                       Pension Benefits                    Other Benefits
                                                -------------------------------     ------------------------------
                                                 2001        2002        2003       2001        2002         2003
                                                 ----        ----        ----       ----        ----         ----
                                                                          (In thousands)

Service cost                                    $  2,954    $  3,041     $ 3,456   $ 1,506      $ 1,890      $ 2,826
Interest cost                                     21,419      21,938      21,586     9,739       10,722       11,849
Expected return on plan assets                   (33,142)    (31,983)    (27,376)        -            -            -
Amortization of unrecognized:
  Prior service cost                                 882         882         882      (343)        (343)        (343)
  Actuarial losses                                 2,408       4,518       8,350     1,137        1,991        3,171
                                                --------    --------     -------   -------      -------      -------

Net periodic benefit cost (credit)               $(5,479)    $(1,604)    $ 6,898   $12,039      $14,260      $17,503
                                                 =======     =======     =======   =======      =======      =======


     At December 31, 2003, the accumulated benefit obligation for the Company's pension and OPEB plans was approximately $354.9 million and $232.0 million, respectively (2002 - $335.6 million and $187.4 million, respectively).

     At December 31, 2001, the Company's defined benefit pension plan's (the "Plan") assets exceeded the Plan's accumulated benefit obligation and as such, was considered over-funded for financial reporting purposes. At December 31, 2002, the accumulated benefit obligation for the Plan approximated $335.6 million. Due to a decline in the value of the Plan's assets during 2002, and a decrease in the discount rate from December 31, 2001 to 2002, the Plan's accumulated benefit obligation at December 31, 2002 exceeded the Plan's assets at that date. As a result, SFAS No. 87, Employers' Accounting for Pensions, provides that the Company is required to record an additional minimum liability that is at least equal to the amount by which the Plan's accumulated benefit obligation exceeds the Plan's assets (or $182.2 million at December 31, 2002), eliminate any recorded prepaid pension cost, record an intangible asset equal to the amount of any unrecognized prior service cost and charge a separate component of stockholders' equity for the difference. As such, during the fourth quarter of 2002, Keystone recorded an additional minimum pension liability of $182.2 million, an intangible pension asset of $11.9 million and charged a separate component of stockholders' equity for $170.3 million. During 2003, the Plan's assets exceeded the accumulated benefit obligation. As such, the previously recorded additional minimum liability, intangible pension asset were eliminated through the separate component of stockholders' equity.

     At December 31, 2003, substantially all of the plan's net assets were invested in the Combined Master Retirement Trust ("CMRT"), a collective investment trust established by Valhi, Inc. ("Valhi"), a majority-owned subsidiary of Contran, to permit the collective investment by certain master trusts which fund certain employee benefit plans maintained by Contran, Valhi and related companies, including the Company. The remainder of the Plan's assets at December 31, 2003 were primarily invested in real estate. Harold C. Simmons is the sole trustee of the CMRT. Mr. Simmons and two members of Keystone's board of directors and Master Trust Investment Committee comprise the Trust Investment Committee for the CMRT. Neither Mr. Simmons nor the Keystone directors receive any compensation for serving in such capacities.

     The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. The trustee of the CMRT and the CMRT's Trust Investment Committee actively manage the investments of the CMRT. Such parties have in the past, and may in the future, change the asset mix of the CMRT based upon, among other factors, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall long-term rate of return. For 2001, 2002 and 2003, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of such long-term rate of return assumption, the Company considered, among other things, the historical rate of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. During the 16-year history of the CMRT through December 31, 2003, the average annual rate of return has been 12.4%. At December 31, 2003, the asset mix of the CMRT was 63% in U.S. equity securities, 24% in U.S. fixed income securities, 7% in international securities and 6% in cash and other investments.

     With certain exceptions, the trustee of the CMRT has exclusive authority to manage and control the assets of the CMRT. Administrators of the employee benefit plans participating in the CMRT, however, have the authority to direct distributions and transfers of plan benefits under such participating plans. The Trust Investment Committee of the CMRT has the authority to direct the trustee to establish investment funds, transfer assets between investment funds and appoint investment managers and custodians. Except as otherwise provided by law, the trustee is not responsible for the investment of any assets of the CMRT that are subject to the management of an investment manager.

     The Company may withdraw all or part of the Plan's investment in the CMRT at the end of any calendar month without penalty.

     At Deceber 31, 2003, the expected increase in future health care costs was 10% for 2004, declining gradually to 5% in 2009 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                                            Change in Health Care Cost Trend
                                                                         --------------------------------------
                                                                         1% Increase               1% Decrease
                                                                         -----------               -----------
                                                                                     (In thousands)

Increase (decrease):
  Effect on total of service and interest
    cost components for the year ended
    December 31, 2003                                                         $ 2,833                  $ (2,157)

  Effect on postretirement benefit
    obligation at December 31, 2003                                           $39,710                  $(31,145)

     Keystone's post retirement benefit plans were altered in connection with the Company's Chapter 11 filing and emergence therefrom. See Note 19.

     The Company was not required to make any contributions to its defined benefit pension plan during 2004, while the Company contributed approximately $5.3 million to its OPEB plans during 2004.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years ended December 31,:

                                                                             Pension                   Other
                                                                             Benefits                Benefits
                                                                             --------                ---------
                                                                                      (In thousands)

2004                                                                          $ 27,259                 $ 6,183
2005                                                                          $ 26,944                 $ 7,917
2006                                                                          $ 26,774                 $ 4,254
2007                                                                          $ 26,635                 $ 4,453
2008                                                                          $ 26,547                 $ 4,500
2009 - 2013                                                                   $132,680                 $22,500

     The Company also maintains several defined contribution pension plans. Expense related to these plans was $1.6 million in 2001, $2.5 million in 2002 and $1.5 million in 2003.

Note 10 - Other accrued liabilities

                                                                                           December 31,
                                                                                       2002             2003
                                                                                       ----             ----
                                                                                           (In thousands)

 Current:
   Environmental                                                                        $13,122          $13,044
   Employee benefits                                                                     11,455           10,320
   Self insurance                                                                         5,317            4,937
   Deferred vendor payments                                                               3,338            3,477
   Legal and professional                                                                 1,176              964
   Disposition of former facilities                                                         659              680
   Interest                                                                                 318              326
   Other                                                                                  4,831            3,396
                                                                                        -------          -------

                                                                                        $40,216          $37,144
                                                                                        =======          =======
 Noncurrent:
   Deferred vendor payments                                                             $10,252          $ 7,193
   Environmental                                                                          7,087            6,722
   Workers compensation payments                                                          2,309            1,941
   Interest                                                                                 298              709
   Other                                                                                    391              101
                                                                                        -------          -------

                                                                                        $20,337          $16,666
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

     Keystone generally undertakes planned major maintenance activities on an annual basis, usually in the fourth quarter of each year. These major maintenance activities are conducted during a shut-down of the Company's steel and wire rod mills. Repair and maintenance costs incurred in connection with these major maintenance activities are accrued in advance on a straight-line basis throughout the year and are included in cost of goods sold.

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

     J. Walter Tucker, Jr., Vice Chairman of the Company, is a principal stockholder of Tucker & Branham, Inc., Orlando, Florida. Although the Company does not pay Mr. Tucker a salary, the Company has contracted with Tucker & Branham, Inc. for management consulting services by Mr. Tucker. Fees paid to Tucker & Branham, Inc. were $52,000 in 2001 and $5,100 in 2002. The Company did not make any such payments to Mr. Tucker in 2003.

     Under the terms of an intercorporate services agreement ("ISA") entered into between the Company and Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the Company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of Contran to the affairs of the Company, and the compensation of such persons. Because of the large number of companies affiliated with Contran, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. The ISA fees charged by Contran to the Company aggregated approximately $1,005,000 in 2001, $1,025,000 in 2002 and $1,005,000 in 2003. At December 31, 2002 and 2003, the Company owed Contran approximately $1.4 million and $2.8 million, respectively, primarily for ISA fees. Such amounts are included in payables to affiliates on the Company's balance sheets. In addition, Keystone purchased certain aircraft services from Valhi in the amount of $124,000 in 2001, $74,000 in 2002 and $52,000 in 2003.

     Tall Pines Insurance Company ("Tall Pines"), Valmont Insurance Company ("Valmont"), and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines and Valmont are wholly-owned subsidiaries of Valhi, and EWI is a wholly-owned subsidiary of NL. Prior to January 2002, an entity controlled by one of Harold C. Simmons' daughters owned a majority of EWI, and Contran owned the remainder of EWI. In January 2002, NL purchased EWI from its previous owners. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. The aggregate premiums paid to Tall Pines, Valmont and EWI were $2.2 million in each of 2001, 2002 and 2003. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines, Valmont and EWI. At December 31, 2003, the Company owed Tall Pines $236,000 for insurance premiums. In the Company's opinion, the amounts that the Company paid for these insurance policies and the allocation among the Company and its affiliates of relative insurance premiums are reasonable and similar to those they could have obtained through unrelated insurance companies and/or brokers. These relationships with Tall Pines, Valmont and EWI continued in 2004.

     Contran and certain of its subsidiaries and affiliates, including the Company, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries and affiliates, including the Company, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy. The Company believes the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for any uninsured loss.

     Dallas Compressor Company, a subsidiary of Contran, sells compressors and related services to Keystone. During 2001, 2002 and 2003 Keystone purchased products and services from Dallas Compressor Company in the amount of $31,000, $267 and $1,000, respectively.

     During each of 2001 and 2002, Garden Zone paid approximately $60,000 to one of its other owners for accounting and financial services. During 2003, Garden Zone paid approximately $35,000 to such owner for these services.

     EWPFLLC had agreed to loan the Company up to an aggregate of $6 million through February 29, 2004. Borrowings bore interest at the prime rate plus 3%, and are collateralized by the stock of EWP. In addition, the Company paid a commitment fee of .375% on the unutilized portion of the facility. At December 31, 2003, no amounts were outstanding under the facility, and $6 million was available for borrowing by the Company. However, EWPFLLC has issued a $250,000 letter of credit for the benefit of the Company under this facility. The terms of this loan were approved by the independent directors of the Company. The loan matured in February 2004. During 2001, the Company paid EWPFLLC an up-front facility fee of $120,000 related to this facility. During each of 2002 and 2003, Keystone paid EWPFLLC unused line fees of $23,000, related to this facility. See
Note 19.

Note 12 - Quarterly financial data (unaudited)

                                                        March 31,        June 30,      September 30,    December 31,
                                                        ---------        --------      -------------    ------------
                                                                   (In thousands, except per share data)

 Year ended December 31, 2003:
   Net sales                                             $81,089          $ 96,749         $80,452        $ 48,381
   Gross profit (loss)                                     1,438             3,825          (3,260)         (6,213)

   Net loss                                              $(9,006)         $ (6,162)       $(11,836)       $(10,513)
                                                         =======          ========        ========        ========

   Basic and diluted net loss per share                  $ (1.04)         $   (.76)        $ (1.32)       $  (1.20)
                                                         =======          ========         =======        ========

 Year ended December 31, 2002:
   Net sales                                             $90,441          $ 99,005         $83,844        $ 61,545
   Gross profit (loss)                                     8,733            10,811           4,334          (4,622)

   Net gain on early extinguishment of debt               33,117                 -               -               -
   Change in accounting principle                         19,998                 -               -               -

   Net (income) loss                                     $52,011           $ 2,004         $(4,801)       $(10,794)
                                                         =======           =======         =======        ========

   Basic net income (loss)
    per share available for common shares                $  5.17           $   .03         $  (.63)       $  (1.22)
                                                         =======           =======         =======        ========

   Diluted net income (loss) per share
    available for common shares                          $  4.87           $   .03         $  (.63)       $  (1.22)
                                                         =======           =======         =======        ========


     Due to timing of the issuance of preferred stock in connection with the Exchange Offer, the sum of the quarterly 2002 diluted net income (loss) per share available for common shares is different than diluted net income per share available for common shares for the full year.

     As a result of a significant decline in value of the assets of Keystone's defined benefit pension plan during 2002, the plan's accumulated benefit obligation at December 31, 2002 exceeded the plan's assets. Accordingly, during the fourth quarter of 2002, the Company recorded an additional minimum pension liability of $182.2 million and an intangible pension asset of $11.9 million. During 2003, the pension plan experienced better than expected performance and at December 31, 2003, the pension plan's assets exceeded the accumulated benefit obligation. As such, during the fourth quarter of 2003 the previously recorded additional minimum pension liability and intangible asset were eliminated through the separate component of stockholders' equity.

     See Notes 3, 7 and 9.

Note 13 - Environmental matters

     As a result of the Chapter 11 filings on February 26, 2004, litigation relating to prepetition claims against the filing companies, including Keystone and Sherman Wire Company ("Sherman"), has been stayed.

     Keystone has been named as a defendant, potentially responsible party ("PRP"), or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws in approximately 25 governmental and private actions associated with environmental matters, including waste disposal sites and facilities currently or previously owned, operated or used by Keystone, certain of which are on the United States Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although Keystone may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who may also be jointly and severally liable.

     On a quarterly basis, Keystone evaluates the potential range of its liability at sites where it has been named as a PRP or defendant by analyzing and estimating the range of reasonably possible costs to Keystone. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation. Keystone believes it has provided adequate accruals ($19.8 million at December 31, 2003) for these matters at 13 sites for which Keystone believes its liability is probable and reasonably estimable, but Keystone's ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs, the allocation of such costs among PRPs, the solvency of other PRPs or a determination that Keystone is potentially responsible for the release of hazardous substances at other sites, any of which could result in expenditures in excess of amounts currently estimated by Keystone to be required for such matters. With respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. In addition, the actual timeframe for payments by Keystone for these matters may be substantially in the future.

     Keystone believes it is not possible to estimate the range of costs for eight sites. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company.

     The upper end of the range of reasonably possible costs to Keystone for sites for which it is possible to estimate costs (17 sites) is approximately $21.6 million. Keystone's estimates of such liabilities have not been discounted to present value, and other than certain previously-reported settlements with respect to certain of Keystone's former insurance carriers, Keystone has not recognized any material insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to the seven sites as to which no estimate of liability can presently be made because the respective investigations are in early stages. The extent of CERCLA liability cannot be determined until the Remedial Investigation/Feasibility Study ("RI/FS") is complete, the U.S. EPA issues a Record of Decision ("ROD") and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents is subject to similar uncertainties.

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


     More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below. A summary of activity in the Company's environmental accruals for the three years ended December 31, 2003 is as follows:

                                                                                    Years ended December 31,
                                                                                2001          2002          2003
                                                                                ----          ----          ----
                                                                                         (In thousands)

 Balance at beginning of period                                                 $21,680       $20,552       $20,209
 Expense                                                                            553           394          -
 Payments                                                                        (1,770)         (780)         (475)
 Reclassifications                                                                   89            43            32
                                                                                -------       -------       -------

 Balance at end of period                                                       $20,552       $20,209       $19,766
                                                                                =======       =======       =======

     The Company is currently involved in the closure of inactive waste disposal units at its Peoria facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992. The original closure plan provides for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. The Company recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. The Company adjusts the recorded liability for each Phase as actual remediation costs become known. During 1995, the Company began remediation of Phases II and III and completed these Phases, as well as Phase IV during 1996. During 1998 and 1999 the Company did not have any significant remediation efforts relative to Phases V and VI. During 2000, Keystone began preliminary efforts relative to Phase V. Pursuant to agreements with the IEPA and Illinois Attorney General's office, the Company is depositing $75,000 per quarter into a trust fund. The Company must continue these quarterly deposits and cannot withdraw funds from the trust fund until the fund balance exceeds the sum of the estimated remaining remediation costs plus $2 million. At December 31, 2002 and 2003 the trust fund had balances of $5.1 million and $5.5 million, respectively, which amounts are included in other noncurrent assets because the Company does not expect to have access to any of these funds until after 2004.

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

     "Superfund" sites

     The Company is subject to federal and state "Superfund" legislation that imposes cleanup and remediation responsibility upon present and former owners and operators of, and persons that generated hazardous substances deposited upon, sites determined by state or federal regulators to contain hazardous substances. Keystone has been notified by U.S. EPA that the Company is a potentially responsible party ("PRP") under the federal "Superfund" legislation for the alleged release or threat of release of hazardous substances into the environment at eight sites. These situations involve cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. Although Keystone believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the "Superfund" sites discussed below, it has only recorded receivables for the estimated insurance recoveries at three of those sites. During 2001, 2002 and 2003, the Company received approximately $88,000, $43,000 and $31,000, respectively, from certain of its insurers in exchange for releasing such insurers from coverage for certain years of environmental related liabilities. Such amounts are included in Keystone's self insurance accruals.

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

     Prior to its acquisition by Keystone, DeSoto, Inc. ("DeSoto") was notified by U.S. EPA that it is one of approximately 50 PRPs at the Chemical Recyclers, Inc. site in Wylie, Texas. In January 1999, DeSoto changed its name to Sherman. Under a consent order with the U.S. EPA, the PRP group has performed a removal action and an investigation of soil and groundwater contamination. Such investigation revealed certain environmental contamination. It is anticipated U.S. EPA will order further remedial action, the exact extent of which is not currently known. Sherman is paying on a non-binding interim basis, approximately 10% of the costs for this site. Remediation costs, at Sherman's present allocation level, are estimated at a range of from $1.5 million to $4 million.

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

     In December 1991, DeSoto and approximately 600 other PRPs were named in a complaint alleging DeSoto and the PRPs generated wastes that were disposed of at a Pennsauken, New Jersey municipal landfill. The plaintiffs in the complaint were ordered by the court to show in what manner the defendants were connected to the site. The plaintiffs provided an alleged nexus indicating garbage and construction materials from DeSoto's former Pennsauken facility were disposed of at the site and such waste allegedly contained hazardous material to which DeSoto objected. The claim was dismissed without prejudice in August 1993. In 1996, DeSoto received an amended complaint containing the same allegations. This matter is in discovery stage at December 31, 2003. Sherman has denied any liability with regard to this matter and expects to vigorously defend the action.

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

     In November 2003, Sherman received a General Notice of Potential Liability from the U.S. EPA advising them that the U.S. EPA believe Sherman is a PRP at the Lake Calumet Cluster Site in Chicago, Illinois. The U.S. EPA advises the 200 acre site consists of areas of both ground water and surface water contamination located in a remnant wetland area. The U.S. EPA's effort at this site is part of a larger effort undertaken along with the State of Illinois, the City of Chicago, the U.S. Army Corps of Engineers, and the U.S. Department of Energy to cleanup contamination in the Lake Calumet basin. The U.S. EPA alleges the original wetland area has been partially filed by various waste handling and disposal activities which started as early as the 1940's. Incineration of hazardous waste including paints, thinners, varnishes, chlorinated solvents, styrene, ink, adhesives, and antifreeze occurred on the site from 1977 until 1982. In addition, several landfills operated in and near the site from 1967 into the 1990s. Approximately 1,600 ruptured drums have been discovered buried on the site. The U.S. EPA has undertaken or overseen various response actions at the site to mitigate remaining above ground contamination in the site vicinity. The U.S. EPA advises these activities have led to the formation of an extensive ground water contamination plume and contamination in the remaining wetland. The origin of the contamination cannot be associated with any single prior activity. The ground water is in direct contact with the wetland waters, and the same contaminants of concern, certain of which are known to bioaccumulate, and their concentrations are above human health and environmental standards. Sherman did not respond to the November 2003 Notice, however, Sherman notified their insurance carriers and asked them to indemnify and defend Sherman with respect to the Notice. At present, no carrier has agreed to either indemnify or defend. In addition, in November, 2003, Sherman requested the U.S. EPA to provide any documentation that allegedly connects Sherman to the site. Subsequently, the U.S. EPA produced documents that may show that Sherman wastes were sent to the site. It is not possible at this time to determine if Sherman has any future liability with respect to this site.

     In addition to the sites discussed above, Sherman is allegedly involved at various other sites and in related toxic tort lawsuits which it does not currently expect to incur significant liability.

     Under the terms of a 1990 asset sale agreement, DeSoto established a trust fund to fund potential clean-up liabilities relating to the assets sold. Sherman has access to the trust fund for any expenses or liabilities it incurs relative to environmental claims relating to the site identified in the trust agreement. The trust fund is primarily invested in United States Treasury securities and is classified as restricted investments on the balance sheet. As of December 31, 2002 and 2003, the balance in the trust fund was approximately $385,000 and $135,000 respectively.

     Sherman also has access to a trust fund relative to another environmental site for any expenses or liabilities it incurs relative to environmental claims at that site. The trust fund is included in restricted investments on the balance sheet. As of December 31, 2002 and 2003, the balance in this trust fund was approximately $266,000 and $267,000, respectively.

Note 14 - Lease commitments

     At December 31, 2003, the Company is obligated under certain other operating leases through 2010. Future commitments under these leases are summarized below.

                                                                           Lease commitment
                                                                            (In thousands)

2004                                                                               $1,157
2005                                                                                  921
2006                                                                                  294
2007                                                                                   42
2008                                                                                   28
Thereafter                                                                             48
                                                                                   ------
                                                                                   $2,490
                                                                                   ======

     The Company has many executory contracts, including the above leases that were rejected during the Chapter 11 proceedings. See Note 19.

Note 15 -  Other commitments and contingencies

Current litigation

     As a result of the Chapter 11 filings on February 26, 2004, litigation relating to prepetition claims against the filing companies, including Keystone and Sherman has been stayed. These liabilities that relate to Sherman continue to be negotiated and adjudicated subsequent to Keystone's emergence from Chapter 11 on August 31, 2005.

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

Product supply agreement

     In 1996, Keystone entered into a fifteen-year product supply agreement (the "Supply Agreement") with a vendor. The Supply Agreement provides, among other things, that the vendor will construct a plant at the Company's Peoria facility and, after completion of the plant, provide Keystone with all, subject to certain limitations, of its gaseous oxygen and nitrogen needs for a 15-year period ending in 2011. In addition to specifying rates to be paid by the Company, including a minimum facility fee of approximately $1.2 million per year, the Supply Agreement also specifies provisions for adjustments to the rates and term of the Supply Agreement. Purchases made pursuant to the Supply Agreement during 2001, 2002 and 2003 amounted to $2.2 million, $1.9 million and $1.4 million, respectively.

Concentration of credit risk

     All of the Company's segments perform ongoing credit evaluations of their customers' financial condition and, generally, require no collateral from their customers.

     Keystone Steel & Wire. KSW sells its products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail distributors primarily in the Midwestern, Southwestern and Southeastern regions of the United States. KSW's ten largest external customers accounted for approximately 42% of its sales in 2001, 45% in 2002 and 41% in 2003. These customers accounted for approximately 29% of KSW's notes and accounts receivable at December 31, 2002 and 44% at December 31, 2003. KSW's sales to other Keystone segments accounted for approximately 12% of its sales in each of 2001 and 2002 and 11% in 2003. These intercompany customers accounted for approximately 11% of KSW's notes and accounts receivable at December 31, 2002 and less than 1% at December 31, 2003. No single external customer accounted for more than 10% of KSW's sales in each of 2001, 2002 or 2003.

     Engineered Wire Products. EWP sells its products to concrete pipe manufacturers and retail distributors primarily in the Midwest and East Coast regions of the United States. EWP's ten largest customers accounted for approximately 51% of its sales in 2001, 53% in 2002 and 52% in 2003. These customers accounted for approximately 59% of EWP's notes and accounts receivable at December 31, 2002 and 61% at December 31, 2003. EWP does not sell products to other Keystone segments. A single external customer accounted for 11% of EWP's sales during 2001. Another single external customer accounted for 10% of EWP's sales during each of 2002 and 2003. A third single external customer also accounted for 11% of EWP's sales during 2003.

     Lawn and garden products. Garden Zone sold its products primarily to retailers in the Southeastern United States. Garden Zone's ten largest customers accounted for significantly all of its sales in 2001, 86% in 2002 and 94% in 2003. Garden Zone's ten largest customers accounted for approximately 73% of its notes and accounts receivable at December 31, 2002. Garden Zone did not sell significant levels of product to other Keystone segments during 2001, 2002 or 2003. A single external customer accounted for 38%, 34% and 50% of Garden Zone's sales during 2001, 2002 and 2003, respectively. Another single customer accounted for 13% and 12% of Garden Zone's sales during 2001 and 2002, respectively. A third external customer also accounted for 10% of Garden Zone's sales during 2003.

     All Other. The Company's businesses in this segment sell their products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail distributors primarily in the Midwestern, Southwestern and Southeastern regions of the United States. This segment's ten largest external customers accounted for approximately 39% of its sales in each of 2001 and 2002 and 40% in 2003. These customers accounted for approximately 54% of this segment's notes and accounts receivable at December 31, 2002 and 64% at December 31, 2003. This segments' sales to other Keystone segments accounted for approximately 4% of its sales in 2001, 6% in 2002 and 36% in 2003. These intercompany customers accounted for approximately 1% of this segment's notes and accounts receivable at December 31, 2002 and none of this segment's notes and accounts receivable at December 31, 2003. No single external customer accounted for more than 10% of this segment's sales during each of 2001, 2002 or 2003.

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

                                                                                Years ended December 31,
                                                                          2001             2002            2003
                                                                          ----             ----            ----
                                                                                     (In thousands)

Numerator:
  Net income (loss) before cumulative
   effect of change in accounting
   principle                                                          $(26,394)         $18,422        $(37,517)

  Less  Series A Preferred Stock
   Dividends                                                              -              (4,683)         (5,940)
                                                                      --------          -------        --------
  Basic net income (loss) before
   cumulative effect of change in
   accounting principle                                                (26,394)          13,739         (43,457)
  Series A Preferred Stock dividends                                     -                4,683           5,940
                                                                      -------           -------        --------

  Diluted net income (loss) before
   cumulative effect of change in
   accounting principle                                               $(26,394)         $18,422        $(37,517)
                                                                      ========          =======        ========

Denominator:
  Average common shares outstanding                                     10,062           10,067          10,068
  Dilutive effect of Preferred Stock
   Series A                                                               -              11,756            -
                                                                      --------          -------        -----

  Diluted shares                                                        10,062           21,823          10,068
                                                                      ========          =======        ========

Note 17 - Accounting principles newly adopted in 2002 and 2003:

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

     The  Company  completed  its  initial,   transitional  goodwill  impairment
analysis under SFAS No. 142 as of January 1, 2002, and no goodwill impairment was deemed to exist as of such date. In accordance with requirements of SFAS No. 142, the Company will review goodwill of EWP for impairment during the third quarter of each year starting in 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate an impairment might be present. Based on the Company's 2002 and 2003 third quarter reviews, no impairment of goodwill were deemed to exist at September 30, 2002 and 2003.

     As shown in the following table, the Company would have reported a net loss of $27.6 million, or $2.74 per basic share, for 2001, if the goodwill and negative goodwill amortization included in the Company's net loss, as reported, had not been recognized. The per share amounts shown in the following tables reflect the dilutive effect of the assumed conversion of the Series A Convertible Preferred Stock. See Note 5.

                                                                                      Years ended December 31,
                                                                                2001            2002            2003
                                                                                ----            ----            ----
                                                                                        (In thousands except
                                                                                         per share amounts)
Income (loss) before cumulative effect
 of change in accounting principle
 as reported                                                               $(26,394)          $18,422       $(37,517)
Adjustments:
  Goodwill amortization                                                         125              -              -
  Negative goodwill amortization                                           $ (1,356)             -              -
                                                                           --------          -------       ----------
    Adjusted income (loss) before
     cumulative effect of change in
     accounting principle                                                  $(27,625)          $18,422       $(37,517)
                                                                           ========           =======       ========

Basic earnings (loss) per
 share available for common shares
 before cumulative effect of change
 in accounting principle as reported                                       $  (2.62)          $  1.36       $  (4.32)
Adjustments:
  Goodwill amortization                                                         .01               -              -
  Negative goodwill amortization                                               (.13)              -              -
                                                                           --------           --------      ----------
    Adjusted basic earnings
     (loss) per share available
     for common shares before cumulative
     effect of change in accounting
     principle                                                              $ (2.74)           $  1.36       $  (4.32)
                                                                            =======            =======       ========

Diluted earnings (loss) per
 share available for common shares
 before cumulative effect of change
 in accounting principle as reported                                       $ (2.62)            $   .84       $  (4.32)
Adjustments:
  Goodwill amortization                                                        .01                 -              -
  Negative goodwill amortization                                              (.13)                -              -
                                                                           -------             --------      ---------
    Adjusted diluted earnings
     (loss) per share available for
     common shares before cumulative
     effect of change in accounting
     principle                                                             $ (2.74)            $   .84       $  (4.32)
                                                                           =======             =======       ========

                                                                                  Years ended December 31,
                                                                           2001             2002             2003
                                                                           ----             ----             ----
                                                                                    (In thousands except
                                                                                     per share amounts)

Net income (loss) as reported                                         $(26,394)         $ 38,420         $(37,517)
Adjustments:
  Goodwill amortization                                                    125              -                -
  Negative goodwill amortization                                        (1,365)             -                -
  Cumulative effect of change in
   accounting principle                                                    -             (19,998)            -
                                                                       -------          --------         ---------

    Adjusted net income (loss)                                        $(27,625)         $ 18,422         $(37,517)
                                                                      ========          ========         ========

Basic earnings (loss) per
 share available for common shares as
 reported                                                             $ (2.62)          $   3.35         $  (4.32)
Adjustments:
  Goodwill amortization                                                   .01                -                -
  Negative goodwill amortization                                         (.13)               -                -
  Cumulative effect of change in
   accounting principle                                                    -               (1.99)             -
                                                                     ---------          --------         --------

    Adjusted basic earnings
     (loss) per share available for
     common shares                                                    $ (2.74)          $   1.36         $  (4.32)
                                                                      =======           ========         ========

Diluted earnings (loss) per
 share available for common shares as
 reported                                                             $ (2.62)          $   1.76         $  (4.32)
Adjustments:
  Goodwill amortization                                                   .01                -                -
  Negative goodwill amortization                                         (.13)               -                -
  Cumulative effect of change in
   accounting principle                                                    -                (.92)             -
                                                                      ---------         --------         --------
    Adjusted diluted earnings
     (loss) per share available for
     common shares                                                    $ (2.74)          $    .84         $  (4.32)
                                                                      =======           ========         ========


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

     Asset retirement obligations. The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 is recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Future revisions in the estimated fair value of the asset retirement obligation, due to changes in the amount and/or timing of the expected future cash flows to settle the retirement obligation, are accounted for prospectively as an adjustment to the previously-recognized asset retirement cost. Upon settlement of the liability, an entity will either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company does not have any asset retirement obligations which are covered under the scope of SFAS No. 143, and as such, the effect, to the Company of adopting SFAS No. 143 was not material.

     Costs associated with exit or disposal activities. The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, January 1, 2003 for exit or disposal activities initiated on or after that date. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 will be recognized and measured initially at fair value, generally in the period in which the liability is incurred. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). Under prior GAAP, a liability for such an exit cost was recognized at the date an exit plan was adopted, which may or may not have been the date at which the liability was incurred. The effect to the Company of adopting SFAS No. 146 as of January 1, 2003 was not material as the Company was not involved in any exit or disposal activities covered by the scope of the new standards as of such date.

Note 18 - Accounting principles not yet adopted:

     Variable interest entities. The Company is required to comply with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended, at March 31, 2004. The Company does not believe it has any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R, and therefore the impact of adopting the consolidation requirements of FIN No. 46R is not expected to have a significant effect on the Company's consolidated financial statements.

     Inventory costs. The Company will adopt SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory shall be based on normal capacity. Normal capacity is not defined as a fixed amount; rather, normal capacity refers to a range of production levels expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance shutdowns. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of idle plant or production levels below the low end of normal capacity, but instead a portion of fixed overhead costs are charged to expense as incurred. Alternatively, in periods of production above the high end of normal capacity, the amount of fixed overhead costs allocated to each unit of production is decreased so that inventories are not measured above cost. SFAS No. 151 also clarifies existing GAAP to require that abnormal freight and wasted materials (spoilage) are to be expensed as incurred. The Company believes its production cost accounting already complies with the requirements of SFAS No. 151, and the Company does not expect adoption of SFAS No. 151 will have a material effect on its consolidated financial statements.

     Stock options. Based on guidance issued by the U.S. Securities and Exchange Commission, the Company will adopt SFAS No. 123R, "Share-Based Payment," as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, if the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the is not expected to grant any options prior to January 1, 2006 and because the number of non-vested awards as of December 31, 2005 with respect to options previously granted by the Company is not expected to be material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should the Company, however, grant a significant number of options in the future, the effect on the Company's consolidated financial statements could be material.

Note 19 - Subsequent events

     In January 2004, EWP received a new $6.75 million term loan ("the EWP Term Loan") from the same lender providing the EWP Revolver. The EWP Term Loan bears interest at LIBOR plus 2.5%, is due in monthly installments of $112,500 plus accrued interest and a balloon payment upon the maturity date, as amended, of March 31, 2005. In addition, the EWP Term Loan, is collateralized by a lien on all of the fixed assets of EWP and cross-collateralized with the EWP Revolver. Proceeds from the EWP Term Loan were used to repay a Keystone intercompany debt. Keystone used the proceeds to reduce the outstanding balance of the Keystone Revolver.

     On February 26, 2004, Keystone and five of its direct and indirect subsidiaries filed for voluntary protection under Chapter 11 of the Federal Bankruptcy Code. Keystone and its subsidiaries filed their petitions in the U.S. Bankruptcy Court for the Eastern District of Wisconsin in Milwaukee. The Company is managing its business as a debtor-in possession subject to approval by the Court. Keystone attributed the need to reorganize to weaknesses in product selling prices over the last several years, unprecedented increases in ferrous scrap costs, Keystone's primary raw material, and significant liquidity needs to service retiree medical costs. These problems have substantially limited
Keystone's liquidity and undermined its ability to obtain sufficient debt or equity capital to operate as a going concern.

     Under Chapter 11 proceedings, actions by creditors to collect pre-petition claims in existence at the filing date are stayed, absent specific authorization from the Court to pay such claims while the Company manages the business as a debtor-in-possession. Keystone received approval from the Court to pay certain of its pre-petition liabilities, including employee wages and certain employee benefits.

     Keystone filed a plan of reorganization on October 4, 2004 and amended that plan on May 26, 2005, June 21, 2005 and June 27, 2005. Keystone's amended plan of reorganization was accepted by the impacted constituencies and confirmed by the Court on August 10, 2005. The Company emerged from bankruptcy protection on August 31, 2005. Significant provisions of Keystone's amended plan of reorganization included, among other things:

     o Assumption of the previously negotiated amendment to the collective bargaining agreement with the Independent Steel Workers Alliance (the "ISWA"), Keystone's largest labor union;
     o Assumption of the previously negotiated agreements reached with certain retiree groups that will provide relief by permanently reducing healthcare related payments to these retiree groups from pre-petition levels;
     o The Company's obligations due to pre-petition secured lenders other than its Debtor-In-Possession lenders were reinstated in full against reorganized Keystone;
     o All shares of Keystone's common and preferred stock outstanding at the petition date (February 26, 2004) were cancelled;
     o Pre-petition unsecured creditors with allowed claims against Keystone will receive, on a pro rata basis, in the aggregate, $5.2 million in cash, a $4.8 million secured promissory note and 49% of the new common stock of reorganized Keystone;
     o Certain operating assets and existing operations of Sherman Wire Company ("Sherman Wire"), one of Keystone's pre-petition wholly-owned subsidiaries, will be sold at fair market value to Keystone, which will then be used to form and operate a newly created wholly-owned subsidiary of reorganized Keystone named Keystone Wire Products Inc.;
     o Sherman Wire was also reorganized and the proceeds of the operating asset sale to Keystone and other funds will be distributed, on a pro rata basis, to Sherman Wire's pre-petition unsecured creditors as their claims are finally adjudicated;
     o Sherman Wire's pre-petition wholly-owned non-operating subsidiaries, J.L. Prescott Company, and DeSoto Environmental Management, Inc. as well as Sherman Wire of Caldwell, Inc., a wholly-owned subsidiary of Keystone, will ultimately be liquidated and the pre-petition unsecured creditors with allowed claims against these entities will receive their pro-rata share of the respective entity's net liquidation proceeds;
     o Pre-petition unsecured creditors with allowed claims against FV Steel & Wire Company, another one of Keystone's wholly-owned subsidiaries, will receive cash in an amount equal to their allowed claims;
     o One of Keystone's Debtor-In-Possession lenders, EWP Financial, LLC (an affiliate of Contran Corporation ("Contran"), Keystone's largest pre-petition shareholder) converted $5 million of its DIP credit facility, certain of its pre-petition unsecured claims and all of its administrative claims against Keystone into 51% of the new common stock of reorganized Keystone; and
     o The Board of Directors of reorganized Keystone now consists of seven individuals, two each of which were designated by Contran and the Official Committee of Unsecured Creditors (the "OCUC"), respectively. The remaining three directors qualify as independent directors (two of the independent directors were appointed by Contran with the OCUC's consent and one was appointed by the OCUC with Contran's consent).

     In addition, Keystone has obtained an $80 million secured credit facility from Wachovia Capital Finance (Central). Proceeds from this credit facility were used to extinguish Keystone's existing Debtor-In-Possession credit facilities and to provide working capital for reorganized Keystone.

     On March 15, 2004, the Court approved two new debtor-in-possession financing facilities (the "DIP Order). The first debtor-in-possession financing facility consists of an Assumption Agreement whereby the pre-petition lender on the Keystone Revolver and Keystone Term Note agreed to convert those credit facilities to a debtor-in-possession facility (collectively, the "Congress DIP Facility"). The terms of the respective facilities comprising the Congress DIP Facility are relatively unchanged from the respective pre-petition facilities with the exception of the elimination of the existing financial covenants and the granting of a second lien on the stock of EWP owned by Keystone. In connection with the approval of the Congress DIP Facility, the Keystone Term Note was increased by $4.0 million. Approximately $2.0 million of these proceeds were applied to the Keystone Revolver portion of the Congress DIP Facility and the remainder was used to fund Keystone's working capital needs. However, the Congress DIP Facility lender applied an availability reserve of approximately $2.0 million to the borrowing base of the Keystone Revolver in connection with the increase in Keystone Term Note resulting in no net increase in availability under the Keystone Revolver at that time. The Keystone Term Note requires monthly principal payments of $100,000. The Congress DIP Facility matures the earliest to occur of September 30, 2005, payment in full of the Congress DIP Facility, confirmation of a plan of reorganization of Keystone, an event of default or upon certain other events. The Congress DIP Facility required a facility fee of $375,000, half of which was paid at inception and half of which was paid in August 2004.

     The second debtor-in-possession financing facility comprising the DIP Order is a $5 million revolving credit facility with EWPFLLC (the "EWP DIP Facility"). Advances under the EWP DIP Facility bear interest at the prime rate plus 3.0% per annum and are collateralized by the common stock of EWP owned by Keystone. Proceeds from the EWP DIP Facility were used to fund Keystone's working capital needs. The EWP DIP Facility requires Keystone to abide by specified cash budgets. In addition, the EWP DIP Facility requires EWPFLLC to fund up to an additional $2 million through a participation in the Congress DIP Facility upon the Company's realization of certain milestones. The Company met such milestones and in April 2004, this additional funding was made. The EWP DIP Facility, as amended, matures upon confirmation of a plan of reorganization of Keystone, closing of a sale of EWP, an event of default under the EWP Term Note, an event of default under the Congress DIP Facility or upon certain other events. The EWP DIP Facility required a facility fee of $100,000, half of which was paid at inception and half of which was paid in August 2004.

     On August 31, 2005, in connection with its emergence from Chapter 11, Keystone entered into a new $80.0 million secured credit facility. Proceeds from
this   credit   facility   were   used   to   extinguish   Keystone's   existing
Debtor-In-Possession credit facilities, the EWP Term Loan, the EWP Revolver and to provide working capital for reorganized Keystone. The facility includes a term loan in the amount of up to $25.0 million, subject to a borrowing base calculation based on the market value of the Company's real property and equipment. To the extent there is sufficient borrowing base, the term loan portion of this credit facility can be reloaded in the amount of $10.0 million. The portion of the credit facility in excess of the term loan balance is available to the Company as a revolving credit facility subject to a borrowing base calculation based on eligible receivables and inventory balances. Interest rates on the credit facility range from the prime rate to the prime rate plus ..5% depending on Keystone's excess availability, as defined in the credit agreement. The facility also provides for a LIBOR interest rate option. Under the terms of the credit facility, the Company is required to annually pay down the term loan portion of the facility in the amount of 25% of excess cash flow, as defined in the agreement, subject to a $2.0 million annual and a $5.0 million aggregate limit. The facility also includes performance covenants related to minimum levels of cash flow and fixed charge coverage ratio. Keystone paid the lender $400,000 of diligence, commitment and closing fees in connection with this facility.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE


  To the Board of Directors of Keystone Consolidated Industries, Inc.:


Our audits of the consolidated financial statements referred to in our report dated November XX, 2005, which contains an explanatory paragraph relating to the Company's ability to continue as a going concern as described in Note 1 to the financial statements, appearing in the 2003 Annual Report to Shareholders of Keystone Consolidated Industries, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in the index on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Dallas, Texas
November 28, 2005

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                Additions
                                                  Balance at    Charged to    Deductions  Balance at
                                                   beginning    costs and      (net of      end of
 Description                                       of period     expenses    recoveries)    period

 Year ended December 31, 2001:

   Allowance for doubtful accounts and
    notes receivable                                $ 1,681       $ 1,589       $  412     $ 2,858
                                                    =======       =======       ======     =======

   Deferred tax asset valuation allowance           $   -         $14,510       $  -       $14,510
                                                    =======       =======       ======     =======

 Year ended December 31, 2002:

   Allowance for doubtful accounts and
    notes receivable                                $ 2,858       $   197       $1,293     $ 1,762
                                                    =======       =======       ======     =======

   Deferred tax asset valuation allowance           $14,510       $ 5,536       $ -        $20,046
                                                    =======       =======       ======     =======

 Year ended December 31, 2003:

   Allowance for doubtful accounts and
    notes receivable                                $ 1,762       $  (406)      $1,009     $   347
                                                    =======       =======       ======     =======

   Deferred tax asset valuation allowance           $20,046       $19,088       $  -       $39,134
                                                    =======       =======       ======     =======

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