Form 10-K
period 2004-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2006-02-13
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934 - For the fiscal year ended December 31, 2004

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

            Title of each class

         Common Stock, $1 par value

Indicate by checkmark:

     If the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X

     If the Registrant is not required to file reports pursuant to Section 13 or
     Section 15(d) of the Act. Yes No X

     Whether the  Registrant  (1) has filed all reports  required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer Accelerated filer Non-accelerated filer X .

     Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

The aggregate market value of the 5,077,832 shares of voting stock held by nonaffiliates of the Registrant, as of June 30, 2004 (the last business day of the Registrant's most-recently completed second fiscal quarter), was approximately $508,000.

As of February 13, 2006 10,000,000 shares of common stock were outstanding.

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

In addition, Keystone has obtained an $80 million secured credit facility from Wachovia Capital Finance (Central). Proceeds from this credit facility were used to extinguish Keystone's existing Debtor-In-Possession ("DIP") credit facilities and to provide working capital for reorganized Keystone. See Note 2 to the Consolidated Financial Statements.

     Unless otherwise indicated or required by applicable rules or regulations, the information contained in this Form 10-K is as of December 31, 2004, and has not been updated for events occurring after such date.


General

     Keystone believes it is a leading domestic manufacturer of steel fabricated wire products, nails, industrial wire and wire rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets, and believes it is one of the largest manufacturers of fabricated wire products and nails in the United States based on tons shipped (215,000 tons in 2004). Keystone is vertically integrated, converting substantially all of its fabricated wire products, nails and industrial wire from wire rod produced in its steel mini-mill. The Company's vertical integration has historically allowed it to benefit from the higher and more stable margins associated with fabricated wire products as compared to wire rod, as well as from lower production costs of wire rod as compared to wire fabricators which purchase wire rod in the open market. Moreover, management believes Keystone's downstream fabricated wire products, nails and industrial wire businesses better insulate it from the effects of wire rod imports as compared to non-integrated wire rod producers. In 2004, Keystone had net sales of $364.3 million. Approximately 69% of the Company's net sales were generated from sales of fabricated wire products, nails and industrial wire with the balance generated primarily from sales of wire rod not used in Keystone's downstream operations.

     The Company's fabricated wire products, which comprised 48% of its 2004 net sales, include agricultural fencing, barbed wire, hardware cloth and welded and woven wire mesh. These products are sold to agricultural, construction, industrial, consumer do-it-yourself and other end-user markets. Keystone serves these markets through distributors, agricultural retailers, building supply centers and consumer do-it-yourself chains such as Tractor Supply Co., Lowe's Companies, Inc., and Ace Hardware Corporation. A significant proportion of these products are sold to agricultural, consumer do-it-yourself and other end-user markets which in management's opinion are typically less cyclical than many steel consuming end-use markets such as the automotive, construction, appliance and machinery manufacturing industries. Management believes the Company's ability to service these customers with a wide range of fabricated wire products through multiple production and distribution locations provides it a competitive advantage in accessing these growing and less cyclical markets.

     Keystone sells bulk and packaged nails primarily to construction contractors and building product manufacturers and distributors. The Company sells approximately 80% of its nails through PrimeSource, Inc., one of the largest nail distributors in the United States, under PrimeSource's Grip-Rite(R) label. During 2004, nails accounted for approximately 6% of Company net sales.

     Approximately 59% of Keystone's net sales of fabricated wire products and nails are generated by sales under the RED BRAND trademark, a widely recognized brand name in the agricultural fencing and construction marketplaces for more than 80 years.

     The Company also sells industrial wire, an intermediate product used in the manufacture of fabricated wire products, to third parties who are generally not competitors. Keystone's industrial wire customers include manufacturers of nails, coat hangers, barbecue grills, air conditioners, tools, containers, refrigerators and other appliances. In 2004, net sales of industrial wire accounted for 16% of Company net sales. In addition, Keystone also sells carbon steel rod into the open market which it is not able to consume in its downstream fabricated wire products, nails and industrial wire operations. During 2004, open market sales of wire rod accounted for 30% of Company net sales.

     Prior to July 2003, the Company owned a 51% interest in Garden Zone LLC ("Garden Zone"), a distributor of wire, plastic and wood lawn and garden products to retailers. In July 2003, Garden Zone purchased Keystone's 51% ownership in Garden Zone. During 2003, sales by Garden Zone accounted for 4% of Company net sales. In addition, Keystone is engaged in ferrous scrap recycling through its unconsolidated 50% interest in Alter Recycling Company, L.L.C. ("ARC"). See Notes 3 and 4 to the Consolidated Financial Statements.

     See "Business -- Products, Markets and Distributions" and Notes 3 and 14 to the Consolidated Financial Statements.

     The Company's annual billet production capacity is 1 million tons. However, since Keystone's rod production is constrained by the 800,000 ton capacity of its rod mill, the Company anticipates any excess billet production will be sold externally.

     The Company is the successor to Keystone Steel & Wire Company, which was founded in 1889. Contran Corporation ("Contran") and other entities controlled by Mr. Harold C. Simmons beneficially own approximately 50% of the Company's voting stock at December 31, 2004. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Keystone may be deemed to be controlled by Contran and Mr. Simmons. Contran also owns 54,956 shares of the 71,899 shares of the Company's Redeemable Series A Preferred Stock. Each share of Series A Preferred Stock is convertible, at the option of the holder, into 250 shares of the Company's common stock (equivalent to a $4.00 per share exchange rate). See Note 2 to the Consolidated Financial Statements.

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

Products, Markets and Distribution

     The following table sets forth certain information with respect to the Company's steel and wire product mix in each of the last three years.

                                                    Year Ended December 31,
                                      2002                        2003                        2004
                                ----------------            ----------------           -----------
                                  Percent       Percent       Percent       Percent      Percent       Percent
                                  of Tons          Of         of Tons         of         of Tons          of
           Product                Shipped        Sales        Shipped        Sales       Shipped        Sales
      -----------------           -------        -----        -------        -----       -------        -----

Fabricated wire
  products                         31.2%         46.0%         32.7%         48.0%        36.4%         47.7%
Nails                              11.0          13.5           8.6          10.0          5.4           5.8
Industrial wire                    14.3          13.3          14.9          14.0         16.0          16.1
Wire rod                           42.7          27.0          41.0          26.8         38.9          29.6
Billets                              .8            .2           2.8           1.2          3.3            .8
                                  -----         -----         -----         -----        -----         -----
                                  100.0%        100.0%        100.0%        100.0%       100.0%        100.0%
                                  =====         =====         =====         =====        =====         =====

     Fabricated Wire Products. Keystone is one of the leading suppliers in the United States of agricultural fencing, barbed wire, stockade panels and a variety of welded and woven wire mesh, fabric and netting for agricultural, construction and industrial applications. The Company produces these products at KSW and at its Sherman Wire ("Sherman") facilities, in Sherman, Texas. Prior to July 2003, the Company also manufactured these products at its facility in Caldwell, Texas. During July 2003, Keystone transferred the operations at the Caldwell facility to KSW and Sherman and discontinued operations in Caldwell. The Company's fabricated wire products are distributed by Keystone through farm supply distributors, agricultural retailers, building supply centers, building and industrial materials distributors and consumer do-it-yourself chains such as Tractor Supply Co., Lowe's Companies, Inc., and Ace Hardware Corporation. Many of the Company's fencing and related wire products are marketed under the Company's RED BRAND label, a recognized trademark of Keystone for more than 80 years. As part of its marketing strategy, Keystone designs merchandise packaging, and supportive product literature for marketing many of these products to the retail consumer market. Keystone also manufactures products for residential and commercial construction, including rebar ty wire, stucco netting, welded wire mesh, forms and reinforcing building fabric at KSW and Sherman, and at its Engineered Wire Products, Inc. ("EWP") subsidiary in Upper Sandusky, Ohio. The primary customers for these products are construction contractors and building materials manufacturers and distributors. EWP was not one of the Company's subsidiaries that filed for Chapter 11 on February 26, 2004.

     Keystone believes its fabricated wire products are less susceptible to the cyclical nature of the steel business than nails, industrial wire or wire rod because the commodity-priced raw materials used in such products, such as ferrous scrap, represent a lower percentage of the total cost of such value-added products when compared to wire rod or other less value-added products.

     Nails. Keystone manufacturers bulk and packaged nails at KSW and sells these nails primarily to construction contractors, building manufacturers and distributors and do-it-yourself retailers. During 2004, the Company sold approximately 80% of its nails through PrimeSource, Inc., one of the largest nail distributors in the United States, under PrimesSource's Grip-Rite(R) label. Prior to August 2003, the Company also manufactured and distributed collated nails at its Keystone Fasteners division in Springdale, Arkansas. In August 2003, the Company sold the Keystone Fasteners division and exited the collated nails business.

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

     Wire Rod. Keystone produces primarily low carbon steel wire rod at KSW's rod mill. Low carbon steel wire rod, with carbon content of up to 0.38%, is more easily shaped and formed than higher carbon wire rod and is suitable for a variety of applications where ease of forming is a consideration. High carbon steel wire rod, with carbon content of up to 0.65%, is used for high tensile wire applications as well as for furniture and bedding springs. Although Sherman and EWP on occasion buy wire rod from outside suppliers, during 2004, approximately 63% of the wire rod manufactured by the Company was used internally to produce industrial wire, nails and fabricated wire products. The remainder of Keystone's wire rod production was sold directly to producers of construction products, fabricated wire products and industrial wire, including products similar to those manufactured by the Company.

     Billets. KSW's annual billet production capacity is 1 million tons. However, since KSW's rod production is constrained by the 800,000 ton capacity of its rod mill, periodic excess billet production is sold externally to producers of products manufactured from low carbon steel. Keystone sold 5,000 tons of excess billets in 2002 and 17,000 tons of excess billets during each of 2003 and 2004.

     Business Dispositions. Prior to July 2003, the Company owned a 51% interest in Garden Zone. In July 2003, Garden Zone purchased Keystone's 51% ownership in Garden Zone for approximately $1.1 million. Keystone recorded a gain of approximately $800,000 as a result of the sale. Garden Zone's revenues during 2002 and 2003 were approximately $9.5 million and $11.2 million, respectively. Garden Zone recorded operating profit of $100,000 and $700,000 in 2002 and 2003, respectively.

     Prior to August 2003, the Company manufactured and distributed collated nails at Keystone Fasteners. In August 2003, the Company sold the Keystone Fasteners division to a third party for approximately $2.2 million. The Company recorded a gain of approximately $300,000 as a result of the sale. Keystone Fasteners' revenues during 2002 and 2003 approximated $14.7 million and $7.3 million, respectively. Keystone Fasteners recorded $100,000 of operating profit during 2002 and an operating loss of $900,000 during 2003.

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

Employment

     As of December 31, 2004, Keystone employed approximately 1,200 people, of whom approximately 800 are represented by the Independent Steel Workers' Alliance ("ISWA") at KSW, approximately 70 are represented by the International Association of Machinists and Aerospace Workers (Local 1570) ("IAMAW") at Sherman and approximately 70 are represented by Local Union #40, An Affiliate to the International Brotherhood of Teamsters' Chauffeurs Warehousemen and Helpers of America, AFL-CIO ("IBTCWHA") at EWP. The current collective bargaining agreements with the ISWA, IAMAW and IBTCWHA expire in May 2006, October 2008, and November 2006, respectively. The Company believes its relationship with its employees are good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The Company's ten largest customers represented approximately 37%, 35% and 48% of Keystone's net sales in 2002, 2003 and 2004, respectively. No single customer accounted for more than 9% of the Company's net sales during each of 2002 and 2003. During 2004, a single customer accounted for approximately 12% of Keystone's net sales. No other single customer accounted for more than 10% of the Company's net sales during 2004. Keystone's fabricated wire products, nails, industrial wire and rod business is not dependent upon a single customer or a few customers, the loss of any one, or a few, of which would have a material adverse effect on its business.

Backlog

     The Company's backlog of unfilled cancelable fabricated wire products, nails, industrial wire and rod purchase orders, for delivery generally within three months, approximated $22.0 million and $26.4 million at December 31, 2003 and 2004, respectively. Keystone believes backlog is not a significant factor in its business, and expects all of the backlog at December 31, 2004 will be shipped during 2005.

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

Website and Availability of Company Reports Filed with the SEC

     The Company does not maintain a website on the internet. The Company will provide without charge copies of this Annual Report on Form 10-K for the year ended December 31, 2004, any copies of the Company's Quarterly Reports on Form 10-Q for 2005 and any Current Reports on Form 8-K for 2004 and 2005, and any amendments thereto, as soon as they are filed with the SEC upon written request to the Company. Such requests should be directed to the attention of the Corporate Secretary at the Company's address on the cover page of this Form 10-K.

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


ITEM 1A.    RISK FACTORS

     Listed below are certain risk factors associated with Keystone and its businesses. In addition to the potential effect of these risk factors discussed below, any risk factor which could result in reduced earnings or operating losses, or reduced liquidity, could in turn adversely affect the Company's ability to service its liabilities or adversely affect the quoted market prices for Keystone's publicly-traded securities.

     The Company's leverage may impair its financial condition or limit its ability to operate its businesses. Keystone currently has a significant amount of debt. As of December 31, 2004, the Company's total consolidated debt was approximately $68.7 million. Keystone's level of debt could have important consequences to its stockholders and creditors, including:

     o making it more difficult for the Company to satisfy its obligations with respect to its liabilities;

     o increasing Keystone's vulnerability to adverse general economic and industry conditions;

     o requiring that a portion of the Company's cash flow from operations be used for the payment of interest on its debt, therefore reducing Keystone's ability to use its cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

     o limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and general corporate requirements;

     o limiting Keystone's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; and

     o placing the Company at a competitive disadvantage relative to other less leveraged competitors.

     Demand for, and prices of, certain of Keystone's products are cyclical and the Company may experience prolonged depressed market conditions for its products, which may result in reduced earnings or operating losses. A significant portion of the Company's revenues is attributable to sales of products into the agricultural and construction industries. These two industries themselves are cyclical and changes in these industries' economic conditions can significantly impact Keystone's earnings and operating cash flows. This may result in reduced earnings or operating losses. Events that could adversely affect the agricultural and construction industries include, among other things, short and long-term weather patterns, interest rates and embargos placed by foreign countries on U.S. agricultural products. Such events could significantly decrease the Company's operating results, and its business and financial condition could significantly decline.

     The Company sells the majority of its products in mature and highly competitive industries and faces price pressures in the markets in which it operates, which may result in reduced earnings or operating losses. The markets in which KSW, KWP and EWP operate their businesses are highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of the Company's competitors may be able to drive down prices for its products because the competitors' costs are lower than Keystone's costs. In addition, some of the Company's competitors' financial, technological and other resources may be greater than Keystone's resources, and such competitors may be better able to withstand changes in market conditions. The Company's competitors may be able to respond more quickly than it can to new or emerging technologies and changes in customer requirements. Further, consolidation of Keystone's competitors or customers in any of the industries in which it competes may result in reduced demand for the Company's products. In addition, in some of Keystone's businesses new competitors could emerge by modifying their existing production facilities so they could manufacture products that compete with the Company's products. The occurrence of any of these events could result in reduced earnings or operating losses.

     Many of EWP's products are ultimately used in infrastructure projects by local, State or Federal governments. Such projects are impacted by the availability of governmental funding for such projects. A decline in the availability of governmental funds for such projects could ultimately result in a decline in demand or selling prices of EWP's products. Such a decline could result in reduced earnings or operating losses.

     Wire rod imported into the U.S. continues at high levels. Global producers of wire rod are able to import their products into the U.S. with minimal tariffs and duties. Many of these global wire rod producers are able to produce wire rod at costs lower than Keystone's. As such, these wire rod imports are often able to be priced at lower levels than similar products manufactured by Keystone. In addition, the Company believes certain foreign governments subsidize local wire rod producers. These events can adversely impact Keystone's shipment levels and pricing decisions and, as such, could result in reduced earnings or operating losses.

     Higher costs or limited availability of ferrous scrap may decrease the Company's liquidity. The number of sources for, and availability of, ferrous scrap, Keystone's primary raw material, is generally limited to the particular geographical region in which a facility is located. Should Keystone's suppliers not be able to meet their contractual obligations or should the Company be otherwise unable to obtain necessary ferrous scrap quantities, Keystone may incur higher costs for ferrous scrap or may be required to reduce production levels, either of which may decrease its liquidity as the Company may be unable to offset such higher costs with increased selling prices for its products.

     Keystone is subject to many environmental and safety regulations with respect to its operating facilities that may result in unanticipated costs or liabilities. Most of the Company's facilities are subject to extensive laws, regulations, rules and ordinances relating to the protection of the environment, including those governing the discharge of pollutants in the air and water and the generation, management and disposal of hazardous substances and wastes or other materials. Keystone may incur substantial costs, including fines, damages and criminal penalties or civil sanctions, or experience interruptions in its operations for actual or alleged violations or compliance requirements arising under environmental laws. The Company's operations could result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. Some of Keystone's operating facilities are in densely populated urban areas or in industrial areas adjacent to other operating facilities. In the event of an accidental release or catastrophic incident, the Company could incur material costs as a result of addressing such an event and in implementing measures to prevent such incidents. Given the nature of Keystone's business, violations of environmental laws may result in restrictions imposed on its operating activities or substantial fines, penalties, damages or other costs, including as a result of private litigation. In addition, certain of the Company's production facilities have been used for a number of years to manufacture products. Keystone may incur additional costs related to compliance with environmental laws applicable to its historic operations and these facilities. In addition, the Company may incur significant expenditures to comply with existing or future environmental laws. Costs relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of promulgation and enforcement of specific standards that impose requirements on Keystone's operations. Costs beyond those currently anticipated may be required under existing and future environmental laws.

     Loss of key personnel or Keystone's ability to attract and retain new qualified personnel could hurt its businesses and inhibit its ability to operate and grow successfully. The Company's success in the highly competitive markets in which it operates will continue to depend to a significant extent on the leadership teams of its businesses and other key management personnel. Keystone generally does not have binding employment agreements with any of these managers. This increases the risks that the Company may not be able to retain its current management personnel and it may not be able to recruit qualified individuals to join its management team, including recruiting qualified individuals to replace any of Keystone's current personnel that may leave in the future.

     Keystone's relationships with its union employees could deteriorate. At December 31, 2004, the Company employed approximately 1,200 persons in its various businesses of which approximately 78% were subject to collective bargaining or similar arrangements. A significant portion of these collective bargaining agreements are set to expire within the next two years. The Company may not be able to negotiate labor agreements with respect to these employees on satisfactory terms or at all. If Keystone's employees were to engage in a strike, work stoppage or other slowdown, the Company could experience a significant disruption of its operations or higher ongoing labor costs.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

         Not applicable.

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

                                   Approximate
                                      Size
     Facility Name                   Location                (Square Feet)             Products Produced

Keystone Steel & Wire             Peoria, IL                   2,012,000    Fabricated wire products, nails,
                                                                              industrial wire, wire rod
Sherman Wire                      Sherman, TX                    299,000    Fabricated wire products and
                                                                             industrial wire
Engineered Wire Products          Upper Sandusky, OH              79,000    Fabricated wire products
                                                               ---------

                                                               2,390,000

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

     Keystone is also involved in various legal proceedings. Information required by this Item is included in Notes 2 and 15 and 17 to the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Keystone's  common  stock is  traded  on the OTC  Bulletin  Board  (Symbol:
KESNQ.PK). The number of holders of record of the Company's common stock as of February 13, 2006 was 2. The following table sets forth the high and low closing sales prices of the Company's common stock for the calendar years indicated, according to published sources.

                                                         High               Low

Year ended December 31, 2004

  First quarter                                       $ .33               $ .05
  Second quarter                                      $ .18               $ .05
  Third quarter                                       $ .42               $ .09
  Fourth quarter                                      $ .31               $ .03

Year ended December 31, 2003

  First quarter                                       $ .55               $ .32
  Second quarter                                      $ .40               $ .25
  Third quarter                                       $ .45               $ .20
  Fourth quarter                                      $ .35               $ .10



     The Company has not paid cash dividends on its common stock since 1977. Keystone is subject to certain covenants under its commercial revolving credit facilities that restrict its ability to pay dividends, including a prohibition against the payment of dividends on its common stock without lender consent.

     All of the Company's outstanding common stock at December 31, 2004 was cancelled in connection with the Keystone's emergence from Chapter 11 on August 31, 2005. See Note 2 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with Keystone's Consolidated Financial Statements and Item 7 -- "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

                                                                         Years ended December 31,
                                                       ------------------------------------------
                                                      2000          2001          2002           2003           2004
                                                      ----          ----          ----           ----           ----
                                                           (In thousands, except per share and per ton amounts)

Statement of Operations Data:
  Net sales                                         $355,795       $325,187     $334,835       $306,671       $364,335
  Cost of goods sold                                 348,241        313,931      315,579        310,881        322,232
                                                    --------       --------     --------       --------       --------
  Gross profit (loss)                               $  7,554       $ 11,256     $ 19,256       $ (4,210)      $ 42,103
                                                    ========       ========     ========       ========       ========

  Selling expenses                                  $  6,733       $  6,400     $  7,754       $  6,934       $  5,634
  General and administrative
    expenses                                          16,374         14,723       16,385         10,689         10,766
  Operating income (loss)                            (15,173)        (4,388)      (3,279)       (28,731)        32,455
  Gain on early extinguishment of
   debt                                                    -              -       54,739           -              -
  Gain on legal settlement                                 -              -            -              -          5,284
  Interest expense                                    15,346         14,575        5,569          3,941          3,705
  Restructure costs                                        -              -            -              -         11,158

  Income (loss) before income taxes                 $(32,436)      $(20,395)    $ 40,045       $(37,218)      $ 17,439
  Minority interest in after-tax
   earnings                                             -                 1            1            299              -
  Provision for income taxes (benefit)               (11,370)         5,998       21,622           -             1,379
                                                    --------       --------     --------       --------       --------
  Income (loss) before cumulative
   effect of change in accounting
   principle                                         (21,066)       (26,394)      18,422        (37,517)        16,060
  Cumulative effect of change in
   accounting principle                                 -              -          19,998           -              -
                                                    --------       --------     --------       --------       -----

  Net income (loss)                                 $(21,066)      $(26,394)    $ 38,420       $(37,517)      $ 16,060
                                                    ========       ========     ========       ========       ========
  Net income (loss) available for
   common shares (1)                                $(21,066)      $(26,394)    $ 33,737       $(43,457)      $ 14,837
                                                    ========       ========     ========       ========       ========

 Basic net income (loss) available
  for common shares per share                      $  (2.10)       $  (2.62)   $   3.35       $  (4.32)      $   1.47
                                                   ========        ========    ========       ========       ========
 Diluted net income (loss) available
  for common shares per share                      $  (2.10)       $  (2.62)   $   1.76       $  (4.32)     $    .57
                                                   ========        ========    ========       ========      ========
  Weighted average common and common
   equivalent shares outstanding (3):
    Basic                                             10,039         10,062       10,067         10,068         10,068
                                                    ========       ========     ========       ========       ========
    Diluted                                           10,039         10,062       21,823         10,068         28,043
                                                    ========       ========     ========       ========       ========

Other Financial Data:
  Capital expenditures                              $ 13,052       $  3,889     $  7,973       $  2,683       $  5,080
  Depreciation and amortization                       17,224         16,992       17,396         16,461         15,812

Other Steel and Wire Products
 operating data:
  Shipments (000 tons):
    Fabricated wire products                             223            207          209            201            187
    Nails                                                 87             74           74             53             28
    Industrial wire                                      128             94           96             91             82
    Wire rod                                             257            291          287            252            200
    Billets                                             -              -               5             17             17
                                                    --------       --------     --------       --------       --------
      Total                                              695            666          671            614            514
                                                    ========       ========     ========       ========       ========

  Average selling prices (per ton):
    Fabricated wire products                        $    723       $    711     $    712       $    703       $    926
    Nails                                                611            589          592            558            759
    Industrial wire                                      474            454          448            452            709
    Wire rod                                             283            283          304            314            539
    Billets                                                -              -          156            192            176

    Steel and wire products in total                     501            474          482            479            707

  Average ferrous scrap purchase cost
   per ton                                          $    100       $     85     $     94        $   115       $    205

                                                                           As of December 31,
                                                   2000           2001           2002           2003            2004
                                                   ----           ----           ----           ----            ----
                                                                             (In thousands)

Balance Sheet Data:
  Working capital (deficit) (2)                  $(39,243)       $(30,982)      $(41,790)      $(90,210)      $ 11,910
  Property, plant and equipment, net              144,696         129,600        119,984        105,316         94,033
  Total assets                                    385,703         366,900        215,495        282,194        323,282
  Total debt                                      146,008         146,455         97,241         87,675         68,681
  Redeemable preferred stock (3)                     -                  -          2,112          2,112          2,112
  Stockholders' equity (deficit)                   26,058            (336)      (136,900)       (10,050)         4,787

(1) Includes dividends on preferred stock of $4,683,000, $5,940,000 and $1,223,000 in 2002, 2003 and 2004, respectively.

(2)  Working  capital   (deficit)   represents   current  assets  minus  current
     liabilities.

(3) All of the Company's outstanding common and preferred stock at December 31, 2004 was cancelled in connection with Keystone's emergence from Chapter 11 on August 31, 2005. The Company discontinued accruing dividends on its preferred stock upon filing for Chapter 11 on February 26, 2004. See Note 2 to the Consolidated Financial Statements.

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

In addition, Keystone has obtained an $80 million secured credit facility from Wachovia Capital Finance (Central). Proceeds from this credit facility were used to extinguish Keystone's existing Debtor-In-Possession credit facilities and to provide working capital for reorganized Keystone. See Note 2 to the Consolidated Financial Statements.

Summary

     The Company reported income before cumulative effect of change in accounting principles of $18.4 million in 2002 and $16.1 million in 2004, and a loss before cumulative effect of change in accounting principle of $37.5 million in 2003. The primary reasons for the decline in earnings from 2002 to 2003 were
(i) a $54.7 million gain upon extinguishment of certain indebtedness recognized in 2002, (ii) higher defined benefit pension expense in 2003 and (iii) significantly higher cost for ferrous scrap (the Company's primary raw materials). The primarily reasons for the increase in earnings from 2003 to 2004 were (i) significantly higher per-ton product selling prices partially offset by higher costs for ferrous scrap, (ii) favorable changes to the Company's medical plans for both active and retired employees during 2004, (iii) a higher defined benefit pension credit in 2004, (iv) an $865,000 distribution of collected wire rod tariffs and duties from the Federal government in 2004 and (v) a $5.3 million gain from a legal settlement with a former supplier relative to consigned inventory on Keystone's premises at February 26, 2004, offset in part by $11.2 million of expenses associated with the bankruptcy filing.

General

     The Company believes it is a leading domestic manufacturer of steel fabricated wire products, nails, industrial wire and wire rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets and believes it is one of the largest manufacturers of fabricated wire products and nails in the United States based on tons shipped (215,000 tons in 2004). Keystone's operations benefit from vertical integration as the Company's mini-mill supplies wire rod produced from ferrous scrap to its downstream fabricated wire products, nails and industrial wire operations. Sales of fabricated wire products, nails and industrial wire by these downstream fabrication operations accounted for 69% of 2004 net sales. Keystone's fabricated wire products typically yield higher and less volatile gross margins compared to wire rod. Management believes Keystone's fabricated wire products businesses help mitigate the adverse effect of wire rod imports on market prices compared to producers that rely primarily on wire rod sales. Moreover, historically over time, the Company's wire rod production costs have generally been below the market price for wire rod providing a significant cost advantage over wire producers who purchase wire rod as a raw material.

     The Company's annual billet production capacity is 1 million tons. However, Keystone's wire rod production is constrained by the 800,000 ton capacity of its rod mill. The Company anticipates any excess billet production will be sold externally.

     The Company's steel making operations provided 590,000 tons and 577,000 tons of billets in 2004 and 2003, respectively. Despite the slightly higher billet production in 2004, wire rod production declined 3% from 559,000 tons (70% of estimated capacity) in 2003 to 544,000 tons (68% of estimated capacity). Keystone's estimated current fabricated wire products, nail and industrial wire production capacity is 577,000 tons. The Company's fabricated wire products, nail and industrial wire production facilities operated at about 67% of their annual capacity during 2002 and 55% in each of 2003 and 2004.

     The Company's profitability is dependent in large part on its ability to utilize effectively its production capacity, which is affected by the availability of raw materials, plant efficiency and other production factors and to control its manufacturing costs, which are comprised primarily of raw materials, energy and labor costs. Keystone's primary raw material is ferrous scrap, and during 2004 ferrous scrap costs represented approximately 42% of cost of goods sold. The price of ferrous scrap is highly volatile and ferrous scrap prices are affected by periodic shortages, export activity, freight costs, weather and other conditions largely beyond the control of the Company. Ferrous scrap prices can vary widely from period to period. The average per-ton price paid for ferrous scrap by the Company was $94 in 2002, $115 in 2003 and $205 in 2004. Keystone's product selling prices cannot always be adjusted, especially in the short-term, to recover any increases in ferrous scrap.

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

     Keystone consumes a significant amount of energy in its manufacturing operations and, accordingly, its profitability can also be adversely affected by the volatility in the price of coal, oil and natural gas resulting in increased energy, transportation, freight, ferrous scrap and supply costs. During 2004, energy costs represented approximately 9% of cost of goods sold. The Company purchases electrical energy for its Peoria, Illinois facility from a utility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power to its manufacturing facilities. The utility has in the past, and may in the future, refuse or interrupt service to Keystone resulting in decreased production and increased costs associated with the related downtime. In addition, in the past the utility has had the right to pass through certain of its costs to consumers through fuel adjustment charges. The Company's current agreement with the utility does not provide for such fuel adjustment charges.

     In July 2003, Keystone sold its 51% interest in Garden Zone back to Garden Zone. The Company recorded a gain of approximately $800,000 as a result of the sale. Garden Zone distributes wire, plastic and wood lawn and garden products to retailers. Garden Zone's revenues during 2002 and 2003 were approximately $9.5 million and $11.2 million, respectively. Garden Zone recorded operating profit of $100,000 and $700,000 in 2002 and 2003, respectively.

     In August 2003, the Company sold its Keystone Fasteners division to a third party. Keystone recorded a gain of approximately $300,000 as a result of the sale. Keystone Fasteners manufacturers and distributes collated nails. Keystone Fasteners' revenues during 2002 and 2003 approximated $14.7 million and $7.3 million, respectively. Keystone Fasteners recorded $100,000 of operating profit during 2002 and an operating loss of $900,000 during 2003.

     Keystone is also engaged in the operation of a ferrous scrap recycling facility. The operations of Garden Zone, Keystone Fasteners and the ferrous scrap recycling facility were insignificant when compared to the consolidated operations of the Company. As such, the results of their operations are not separately addressed in the discussion that follows.

Results of Operations

     The following table sets forth Keystone's steel and wire production, ferrous scrap costs, sales volume and pricing data, for the periods indicated.

                                                                         Years Ended December 31,
                                                                           2002            2003            2004
                                                                           ----            ----            ----
                                                                                   (Tons in thousands)

Production volume (tons):
  Billets                                                                    723             577              590
  Wire rod                                                                   687             559              544

Average per-ton ferrous scrap purchase cost                                 $ 94            $115             $205

Sales volume (tons):
  Fabricated wire products                                                   209             201              187
  Nails                                                                       74              53               28
  Industrial wire                                                             96              91               82
  Wire rod                                                                   287             252              200
  Billets                                                                      5              17               17
                                                                            ----            ----             ----
                                                                             671             614              514
                                                                            ====            ====             ====

Per-ton selling prices:
  Fabricated wire products                                                  $712            $703             $926
  Nails                                                                      592             558              759
  Industrial wire                                                            448             452              709
  Wire rod                                                                   304             314              539
  Billets                                                                    156             192              176
  All steel and wire products                                                482             479              707

     The following table sets forth the components of the Company's net sales for the periods indicated.

                                                                                    Years Ended December 31,
                                                                              2002             2003            2004
                                                                              ----             ----            ----
                                                                                          (In millions)

Steel and wire products:
  Fabricated wire products                                                    $148.9           $141.2          $173.2
  Nails                                                                         43.8             29.5            21.0
  Industrial wire                                                               43.1             41.3            58.4
  Wire rod                                                                      87.4             78.9           107.6
  Billets                                                                         .8              3.4             3.0
  Other                                                                          1.3              1.2             1.1
                                                                                ----             ----            ----
                                                                               325.3            295.5           364.3
Lawn and garden products                                                         9.5             11.2              -
                                                                                ----            -----             --
                                                                              $334.8           $306.7          $364.3
                                                                              ======           ======          ======

         The following table sets forth selected operating data of Keystone as a percentage of net sales for the periods indicated.

                                                                                    Years Ended December 31,
                                                                                2002           2003           2004
                                                                                ----           ----           ----

Net sales                                                                     100.0%         100.0 %        100.0 %
Cost of goods sold                                                             94.2          101.4           88.4
                                                                              -----          -----          -----
Gross margin (loss)                                                             5.8%          (1.4)%         11.6 %
                                                                              =====          =====          =====

Selling expense                                                                 2.3%           2.3 %          1.5%
General and administrative expense                                              4.9            3.5            3.0
Defined benefit pension expense (credit)                                        (.5)           2.2           (1.9)
Corporate expense                                                               1.8            1.9            1.7
Gain on early extinguishment of debt                                          (16.3)            -             -
Gain on legal settlement                                                        -              -             (1.5)
Reorganization costs                                                            -               -             3.1
Income (loss) before income taxes and
 cumulative effect of change in accounting
 principle                                                                     12.0%         (12.2)%          4.8 %
Income tax provision                                                            6.5            -               .4
                                                                              -----          -----          -----
Income (loss) before cumulative effect of
 change in accounting principle                                                 5.5          (12.2)           4.4
Cumulative effect of change in accounting
 principle                                                                      6.0             -              -
                                                                              -----          -----          ----
Net income (loss)                                                              11.5%         (12.2)%          4.4 %
                                                                              =====          =====          =====


Year ended December 31, 2004 compared to year ended December 31, 2003

Discussion of operating results

     Despite a 100,000 ton decline in shipment volume of steel and wire products during 2004, net sales increased by $57.7 million, or 18.8%, from 2003 due primarily to a 47.6% increase in overall per-ton steel and wire product selling prices. This increase was partially offset by an $18.5 million decline in net sales from Garden Zone and Keystone Fasteners due to Keystone's sale of its interest in Garden Zone and its Keystone Fasteners division during 2003. There was no significant change in Keystone's steel and wire products mix between 2003 and 2004. The 47.6% increase in overall per-ton steel and wire product selling prices ($228 per ton) favorably impacted net sales by approximately $117.2 million during 2004.

     During 2004, Keystone realized increased per-ton selling prices over those of 2003 in all product lines except billets. Fabricated wire products per-ton selling prices increased by 31.7%, nails increased 36.0%, industrial wire increased 56.9% and wire rod increased 71.7%. The per-ton selling prices of billets during 2004 declined 8.3% as compared to 2003. During 2004, shipment volumes declined as compared to 2003 levels in all product lines except billets. Fabricated wire products shipment volume declined 7.5%, nails declined 47.2%, industrial wire declined 9.9% and wire rod shipments declined 20.6%. Billet shipment volume in 2004 remained unchanged from the 2003 level. The Company believes the lower shipment volumes across the majority of its product lines during 2004 was due to Keystone's limited production schedules during the period preceding and immediately following Keystone's Chapter 11 filing combined with a Company initiative to discontinue sales to its less profitable customers. During the last portion of 2003 and throughout 2004, the Company implemented several price increases primarily as a reaction to rapidly increasing ferrous scrap costs, Keystone's primary raw material. As a result of these efforts, during 2004, the Company was able to realize significant increases in the per-ton product selling prices of the majority of its product lines.

     Billet production during 2004 increased by 23,000 tons to 590,000 tons from 577,000 tons in 2003. Wire rod production during 2004 declined by 15,000 tons to 544,000 tons from 559,000 tons in 2003. The lower wire rod production in 2004 was due primarily to Keystone's limited production schedules during the period preceding and immediately following Keystone's Chapter 11 filing combined with lower customer demand resulting from the Company's initiative to discontinue sales to its less profitable customers.

     Despite a 100,000 ton decline (16.3%) in shipment volume in 2004, as compared to 2003, cost of goods sold increased by 3.7% in 2004 to $322.2 million from $310.9 million in 2003. However, the cost of goods sold percentage declined from 101.4% in 2003 to 88.4% of net sales in 2004. This decline in the cost of goods sold percentage was due primarily to the significantly higher product per-ton selling prices in 2004, partially offset by increased costs for ferrous scrap, natural gas costs and electrical power at the Company's Peoria, Illinois facility. Keystone's per-ton ferrous scrap costs increased 77.7% during 2004 as compared to 2003. During 2004, the Company purchased 667,000 tons of ferrous scrap at an average price of $205 per-ton as compared to 2003 purchases of 634,000 tons at an average price of $115 per ton. This increase in per-ton ferrous scrap costs adversely impacted gross profit during 2004 by approximately $59.7 million. Keystone's average ferrous scrap costs during the first eight months of 2005 was approximately $228 per-ton. The cost of natural gas and electrical power at the Company's Peoria facility in 2004 was approximately $226,000 and $425,000, respectively, higher than they were in 2003. In addition, in connection with its restructuring activities during 2004, Keystone modified its health and welfare benefit plans for active employees. These changes to the health and welfare benefit plans resulted in a significantly higher participation by the employees and a correspondingly lower required contribution by the Company during 2004.

     As a result of the above items, the gross margin loss of $4.2 million in 2003 improved to a positive margin of $42.1 million in 2004. As a result, the gross margin percentage in 2003 of a 1.4% loss increased to a positive 11.6% in 2004.

     Selling expense during 2004 declined 18.7% to $5.6 million from $6.9 million during 2003. The primary reason for this decline was the sale of Keystone's interest in Garden Zone and its Keystone Fasteners division during 2003 partially offset by increased personnel costs at EWP. Through the date of their respective 2003 sales, Garden Zone and Keystone Fasteners recorded a total of $2.0 million of selling expenses.

     General and administrative expense of $10.8 million in 2004 approximated the general and administrative expense in 2003 of $10.7 million primarily as a result of the 2003 sales of Keystone's interest in Garden Zone and its Keystone Fasteners division as well as the changes to the employee health and welfare benefit plans for active employees being offset by increased personnel costs at EWP.

     During 2004, Keystone recorded a defined benefit pension credit of $6.8 million as compared to recording pension expense in 2003 of $6.9 million. The pension expense in 2003 was due primarily to a $46 million decline in plan assets during 2002 and the resulting lower expected return on plan assets component of defined benefit pension plan expense. However, as a result of an $85 million increase in plan assets during 2003, the Company's defined benefit pension credit was approximately $6.8 million in 2004. In addition, Keystone was not required to make any cash contributions for defined benefit pension plan fundings during 2004 or 2003. The Company currently anticipates during 2005 it will record a defined benefit pension credit in excess of the pension credit recorded during 2004 and that no plan fundings will be required during 2005. However, future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases in pension expense or credit and future funding requirements. See Note 10 to the Consolidated Financial Statements and the following discussion of Assumptions on Defined Benefit pension Plans - Defined benefit pension plan.

     General corporate expenses during 2004 were approximately $280,000 higher than general corporate expenses during 2003 due primarily to higher OPEB expense in 2004 being offset by lower personnel and non-restructuring related legal and professional costs.

     Interest expense during 2004 was slightly lower than 2003 due primarily to lower overall average borrowings and interest rates. The overall average interest rates were impacted by the fact the Company discontinued accruing interest on pre-petition unsecured debt upon filing for Chapter 11 on February 2, 2004. Average borrowings by the Company approximated $98.9 million during 2004 as compared to $101.4 million during 2003. During 2004, the average interest rate on outstanding indebtedness was 2.2% per annum as compared 2.7% per annum during 2003. Keystone currently anticipates average interest rates and debt levels in 2005 will be higher than their respective levels during 2004.

     In connection with its Chapter 11 proceedings, during 2004, Keystone entered into a settlement agreement with its former ferrous scrap supplier relative to certain disputed ferrous scrap inventories located at Keystone's Peoria, Illinois facility on February 26, 2004, the date of the Company's Chapter 11 filing. As Keystone consumed these disputed inventories during 2004, the Company deposited funds equal to the cost of these disputed inventories into an escrow account and charged cost of goods sold. However, under the terms of the settlement agreement, during December 2004, approximately $5.3 million of the escrowed funds were refunded back to Keystone. Keystone recorded the receipt of this refund as a gain on legal settlement on its 2004 statement of operations.

     During 2004, Keystone incurred $11.2 million in legal and professional fees relative to its Chapter 11 proceedings and related reorganization activities.

     As a result of the items discussed above, Keystone recorded net income during 2004 of $16.1 million as compared to recording a net loss of $37.5 million in 2003.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 8 to the Consolidated Financial Statements. At December 31, 2004, the Company had net operating loss carryforwards of approximately $7.8 million and other tax attributes and net deductible temporary differences aggregating into a gross deferred income tax asset of $30.3 million. Because the Company does not currently believe the benefit of such net operating loss carryforward and other net deductible temporary differences meets the "more-likely-than-not" recognition criteria of GAAP, the Company had recorded a deferred tax asset valuation allowance of $30.3 million at December 31, 2004, resulting in no net deferred tax assets. Keystone periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the recorded valuation allowance related to its deferred tax assets in the future. While the Company currently expects to report a pre-tax loss before gains arising from cancellation of indebtedness for financial reporting purposes during 2005, the Company does not believe it will have sufficient positive evidence to conclude that its net deferred income tax assets will meet the "more-likely-than-not" recognition criteria anytime during 2005. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing a tax provision associated with its expected pre-tax income during 2005 will be appropriate.

     At December 31, 2004, the Company's financial statements reflected total accrued liabilities of $19.4 million (all of which is reflected in liabilities subject to compromise on the Company's December 31, 2004 balance sheet) to cover estimated remediation costs arising from environmental issues. Although Keystone has established an accrual for future required environmental remediation costs that are probable and reasonably estimable, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. See Note 15 to the Consolidated Financial Statements.

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

     Despite a 57,000 ton decline (8.5%) in shipment volume in 2003, as compared to 2002, cost of goods sold only declined by 1.5% in 2003 to $310.9 million from $315.6 million in 2002. As a result, the cost of goods sold percentage increased from 94.2% in 2002 to 101.4% of net sales in 2003. This increase in the cost of goods sold percentage was due primarily to increased costs for ferrous scrap and natural gas costs at the Company's Peoria, Illinois facility partially offset by lower costs for electricity at the Peoria facility. In addition, during 2002, Keystone received $900,000 in business interruption insurance proceeds related to incidents in prior years. The Company did not receive any such insurance proceeds in 2003. Keystone's per-ton ferrous scrap costs increased 22% during 2003 as compared to 2002. During 2003, the Company purchased 634,000 tons of ferrous scrap at an average price of $115 per-ton as compared to 2002 purchases of 810,000 tons at an average price of $94 per ton. This increase in per-ton ferrous scrap costs adversely impacted gross profit during 2003 by approximately $13.3 million. The cost of natural gas at the Company's Peoria facility in 2003 was approximately $3.9 million higher than 2002 although prices for electrical power in 2003 were approximately $2.5 million lower than in 2002.

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

     During 2003, Keystone recorded defined benefit pension expense of $6.9 million as compared to recording a pension credit in 2002 of $1.6 million. The higher pension expense in 2003 is due primarily to a $46 million decline in plan assets during 2002 and the resulting lower expected return on plan assets component of defined benefit pension plan expense. See Note 10 to the Consolidated Financial Statements and following discussion of Assumptions on Defined Benefit pension Plans - Defined benefit pension plan.

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

     In the first quarter of 2002, the Company completed an exchange offer related to its 9 5/8% Notes whereby 94% of the holders of the 9 5/8% Notes exchanged their notes for either a discounted cash amount and common stock, new preferred equity and subordinated secured debt securities, or subordinated unsecured debt securities (the "Exchange Offer"). As a result of the Exchange Offer, for financial reporting purposes the Company reported a $54.7 million pre-tax gain ($33.1 million net of income taxes). See Note 6 to the Consolidated Financial Statements.

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

SEGMENT RESULTS OF OPERATIONS:

     Keystone's operating segments are defined as components of consolidated operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company's chief operating decision maker is Mr. David L. Cheek, President and Chief Executive Officer of Keystone. Each operating segment is separately managed, and each operating segment represents a strategic business unit offering different products. During 2003, the Company expanded the composition of its reportable segments. The corresponding segment information for prior periods has been restated to conform to the current year presentation. See Note 3 to the Consolidated Financial Statements.

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

(1)  51.0% subsidiary - interest sold in July 2003.
(2)  Transferred operations in July 2003 to Sherman and KSW.
(3)  Business sold in August 2003.


                                                                2002             2003          2004
                                                                ----             ----          ----

Revenues:
  Keystone Steel and Wire                                       $290,818       $274,284        $346,703
  Engineered Wire Products                                        32,935         35,260          58,982
  Garden Zone                                                     10,744         12,082               -
  All other                                                       45,485         28,127          16,193
  Elimination of intersegment
    Revenues                                                     (45,147)       (43,082)        (57,543)
                                                                --------       --------        --------

                                                                $334,835       $306,671        $364,335
                                                                ========       ========        ========

Operating profit (loss):
  Keystone Steel and Wire                                       $ (3,921)      $(21,388)       $ 10,126
  Engineered Wire Products                                         2,743          2,721          10,598
  Garden Zone                                                         85            700               -
  All Other                                                       (2,971)        (4,579)           (422)
  GAAP adjustments and eliminations                                  785         (6,185)         12,153
                                                                --------       --------        --------

                                                                $ (3,279)      $(28,731)       $ 32,455
                                                                ========       ========        ========

Keystone Steel & Wire

     KSW's net sales in 2004 increased by $72.4 million or 26.4% to $346.7 million from $274.3 million in 2003 due primarily to higher overall per-ton product selling prices partially offset by lower shipment volumes. KSW sold approximately 79,000 less tons of products in 2004 as compared to 2003 at selling prices $197 per-ton higher than per-ton product selling prices in 2003. KSW believes the lower shipment volume during 2004 was due to its limited production schedules during the period preceding and immediately following Keystone's Chapter 11 filing combined with an initiative to discontinue sales to KSW's less profitable customers. During the last portion of 2003 and throughout 2004, KSW implemented several price increases primarily as a reaction to rapidly increasing ferrous scrap costs, KSW's primary raw material. As a result of these efforts, during 2004, KSW was able to realize significant increases in its per-ton product selling prices. During 2004 and 2003, approximately 14% and 11%, respectively of KSW's net sales were made to other Keystone entities. Significantly all of the sales to other Keystone entities were sales of wire rod.

     During 2004, KSW recorded operating income of $10.1 million as compared to recording a $21.4 million operating loss in 2003. The primary reason for the increased operating profit in 2004 was the significantly higher per-ton product selling prices in 2004, partially offset by increased costs for ferrous scrap, natural gas costs and electrical power. In addition, changes to KSW's health and welfare benefit plans resulted in a significantly higher participation by the employees and a correspondingly lower required contribution by KSW during 2004.

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

Engineered Wire Products

     EWP's net sales of $59.0 million during 2004 were approximately $23.7 million or 67.3% higher than during 2003 due primarily to both increased shipment volume and higher overall per-ton product selling prices. During 2004, EWP sold 5,700 more tons of products than during 2003 at per-ton product selling prices approximately $291 per-ton higher than per-ton selling prices in 2003. During 2004, EWP implemented several price increases primarily as a reaction to rapidly increasing wire rod costs, EWP's primary raw material. As a result of these efforts, during 2004, EWP was able to realize significant increases in its per-ton product selling prices. EWP sources the majority of its wire rod requirements from KSW.

     As a result of significantly higher per-ton product selling prices during 2004, partially offset by increased wire rod and personnel costs as compared to 2003, EWP recorded a $7.9 million increase in operating income to $10.6 million.

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

All Other

     As a result of the disposition in August 2003 and the transfer to other Keystone segments in July 2003 of two of the businesses within this segment, Sherman Wire was the only remaining business in this segment during the last portion of 2003 and throughout 2004. Tons shipped by Sherman Wire during 2004 declined by 26,000 tons from shipment levels by the three businesses in this segment during 2003. On a stand alone basis, Sherman Wire's shipment volume declined by 7,000 tons from 2003 to 2004. Sherman Wire believes its lower shipment volume during 2004 was due to its limited production schedules during the period preceding and immediately following Keystone's Chapter 11 filing combined with an initiative to discontinue sales to Sherman Wire's less profitable customers. Sherman Wire recorded net sales of $16.2 million in 2004, as compared to net sales of $28.1 million recorded by the three businesses in this segment during 2003. This $11.9 million decline was due primarily to the sale and transfer of two of the businesses in this segment during 2003 partially offset by a significant increase in Sherman Wire's per-ton product selling prices during 2004. On a stand alone basis, Sherman Wire's net sales during 2004 approximated its net sales in 2003 as increased per-ton product selling prices offset the decline in shipment volume. Sherman Wire's overall per-ton product selling price increased by approximately $224 per-ton during 2004 as compared to the per-ton product selling prices achieved by the businesses in this segment during 2003. On a stand alone basis, Sherman Wire's per-ton product selling prices increased $216 per-ton from 2003 to 2004. During 2004, Sherman Wire implemented several price increases primarily as a reaction to rapidly increasing wire rod costs, Sherman Wire's primary raw material. As a result of these efforts, during 2004, Sherman Wire was able to realize significant increases in its per-ton product selling prices. Sherman Wire sources the majority of its wire rod requirements from KSW. During 2004 and 2003, approximately 62% and 36%, respectively, of this segment's net sales were made to other Keystone entities. These sales to other Keystone entities were sales of industrial wire and fabricated wire products. On a stand alone basis, during 2004 and 2003, approximately 62% and 55%, respectively, of Sherman Wire's net sales were made to other Keystone entities, primarily KSW. The majority of these sales were fabricated wire products.

     During 2004, Sherman Wire recorded a $422,000 operating loss as compared to a $4.6 million operating loss recorded by the businesses in this segment in 2003. On a stand alone basis, during 2004, Sherman Wire recorded a $422,000 operating loss as compared to an operating loss of $2.5 million in 2003. The primary reason for this improved operating performance in 2004 was the higher overall per-ton product selling prices partially offset by the increased costs for wire rod. In addition, changes to Sherman Wire's health and welfare benefit plans resulted in a significantly higher participation by the employees and a correspondingly lower required contribution by Sherman Wire during 2004.

     The three businesses in this segment recorded net sales of $28.1 million in 2003, as compared to net sales of $45.5 million during 2002. This $17.4 million decline was due primarily to the sale and transfer of two of the businesses in this segment during 2003. As a result, tons shipped by the businesses in this segment during 2003 declined by 25,000 tons from 2002 shipment levels. In addition, the overall per-ton product selling price for this segment declined by approximately $31 per-ton during 2003 as compared to 2002. Sherman Wire was the only remaining business in this segment at December 31, 2003. Sherman Wire shipments in 2003 approximated 2002 shipment levels. However, Sherman Wire's per-ton product selling prices declined by approximately $134 per-ton in 2003. During 2003 and 2002, approximately 43% and 21%, respectively of this segment's net sales were made to other Keystone entities. These sales to other Keystone entities were sales of industrial wire and fabricated wire products. During 2003 and 2002, approximately 55% and 10%, respectively of Sherman Wire's net sales were made to other Keystone entities, primarily KSW. The majority of these sales were fabricated wire products.

     During 2003, these facilities recorded a $4.6 million operating loss as compared to a $3.0 million operating loss in 2002. The primary reason for this increased operating loss in 2003 was the lower overall per-ton product selling prices and increased costs for wire rod. During 2003, Sherman Wire recorded an operating loss of $2.5 million as compared to an operating loss of $2.1 million in 2002.

     GAAP adjustments and eliminations in the above table consisted primarily of adjustments to reflect the difference between the defined benefit pension expense or credit and OPEB expense allocated to the segments and the actual expense or credit included in the determination of operating profit or loss. GAAP adjustments and eliminations included a defined benefit pension credit of $4.9 million and $10.3 million during 2002 and 2004, respectively and defined benefit pension expense of $3.8 million during 2003. During 2002 and 2003 GAAP adjustments and eliminations included OPEB expense of $3.7 million, and $3.3 million, respectively. During 2004, GAAP adjustments and eliminations included OPEB income of $6.1 million.

Related Party Transactions

     As further discussed in Note 13 to the Consolidated Financial Statements, the Company is party to certain transactions with related parties.

Outlook for 2005

     During 2005, rod imports continued at high levels. These high import levels combined with increased production from domestic mills has resulted in a decline in per-ton sales prices of the Company's products. In addition, the late winter and inclement weather during the spring and summer of 2005 has adversely impacted sales. As a result, management believes these factors will result in lower shipment volume in 2005 as compared to 2004. The Company's 2005 performance will also be adversely impacted by higher costs for ferrous scrap and the cost of legal and professional fees associated with the Company's bankruptcy and related restructuring efforts. However, the effects of the Company's restructuring efforts in 2004 and 2005 will partially mitigate these factors. As a result, Keystone expects it will report net income for financial reporting purposes before gains arising from cancellation of indebtedness as a result of the Company's emergence from Chapter 11 for 2005. Keystone expects to report positive cash flows from operating activities in 2005, in part because no contribution to the Company's defined benefit pension plan will be required. In addition, as a result of significant accumulated net operating losses, the benefit of which has not been previously recognized for financial reporting purposes as the Company does not currently believe meets the "more-likely-than-not" recognition criteria, the Company does not expect to record significant net tax expense associated with its pre-tax income during 2005.

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

     Keystone believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other factors. The Company takes into consideration the current financial condition of the customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2002, 2003 and 2004, the net amount written off against the allowance for doubtful accounts as a percentage of the balance of the allowance for doubtful accounts as of the beginning of the year ranged from approximately 3% to 57%.

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

     Under applicable GAAP (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2004, impairment indicators were present with respect to the property and equipment associated with the Company's KSW and Sherman segments, which represented a significant portion of the Company's consolidated net property and equipment as of such date. Keystone completed an impairment review of KSW's net property and equipment and related net assets as of December 31, 2004. Such analysis indicated no impairment was present as KSW's estimated future undiscounted cash flows exceeded the carrying value of its net assets by approximately 16%. Significant judgment is required in estimating such undiscounted cash flows. Such estimated cash flows are inherently uncertain, and there can be no assurance that the future cash flows reflected in these projections will be achieved. Keystone completed an impairment review of Sherman's net property and equipment and related net assets as of December 31, 2004. Although Sherman's estimated future undiscounted cash flows may not exceed the carrying value of its net assets, such analysis indicated no impairment was present as the appraised market value of Sherman's property and equipment and related net assets exceeded the carrying value of its net assets by approximately 33%. Significant judgment is required in determining appraised market values. Such appraisals are inherently uncertain, and there can be no assurance that the appraised values could be achieved.

     Under applicable GAAP (SFAS No. 142, Goodwill and Other Intangible Assets,) goodwill is required to be reviewed for impairment at least on an annual basis. Goodwill will also be reviewed for impairment at other times during each year when impairment indicators, as defined, are present. As discussed in Notes 1 and 19 to the Consolidated Financial Statements, the Company has assigned its goodwill to the EWP reporting unit (as that term is defined in SFAS No. 142). No goodwill impairment was deemed to exist as a result of the Company's annual impairment review completed during the third quarter of 2004, as the estimated fair value of the EWP reporting unit exceeded the net carrying value by over 400%. The estimated fair value of the EWP reporting unit was determined based on discounted cash flow projections. Significant judgment is required in estimating the discounted cash flows for the EWP reporting unit. Such estimated cash flows are inherently uncertain, and there can be no assurance that EWP will achieve the future cash flows reflected in its projections.

o    Keystone  records a valuation  allowance to reduce its deferred  income tax
     assets  to  the  amount  that  is   believed  to  be  realized   under  the
     "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income or loss in the period such change in estimate was made. At December 31, 2004, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test and accordingly has provided a valuation allowance for the total gross deferred tax assets.

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

o Keystone sponsors a defined benefit pension plan covering substantially all employees who meet certain eligibility requirements. The Company was not required to make cash contributions to the pension plan during 2004 and is not expected to be required to make cash contributions to its pension plan during 2005. The determination of additional minimum liability, intangible asset, charge to stockholders' equity and pension expense is dependent on the selection of certain actuarial assumptions which attempt to anticipate future events. These pension actuarial assumptions, which are described in
     Note 10 to the Consolidated Financial Statements, include discount rate, expected return on plan assets, rate of future compensation increases, and mortality rates. Actual results that differ from the Company's pension actuarial assumptions are generally accumulated and amortized over future periods and therefore, generally affect the pension asset or liability and pension expense or credit in future periods. While the Company believes its pension actuarial assumptions are appropriate, future material differences between the Company's pension actuarial assumptions and actual results or significant changes in the Company's pension actuarial assumptions, could result in a material increase or decrease in the amount of the reported pension asset or liability and expense or credit, and therefore have a material impact on the Company's reported future results of operations. In addition, the plan could become underfunded under applicable federal regulations, which would require the Company to make cash contributions to the plan. See also the following discussion of Assumptions on Defined Benefit Pension Plans and OPEB Plans - Defined Benefit Pension Plan.

o The determination of the Company's obligation and expense for OPEB benefits is dependent on the selection of certain actuarial assumptions which attempt to anticipate future events. These OPEB actuarial assumptions, which are also described in Note 10 to the Consolidated Financial Statements, include discount rate, rate of future increases in healthcare costs, and mortality rates. Actual results that differ from the Company's OPEB actuarial assumptions are, in accordance with GAAP, generally accumulated and amortized over future periods and therefore, generally affect OPEB obligations and expense in future periods. While the Company believes its OPEB actuarial assumptions are appropriate, future differences between the Company's OPEB actuarial assumptions and actual results or significant changes in the Company's OPEB actuarial assumptions could materially affect the reported amount of the Company's future OPEB obligation and expense, and therefore have a material impact on the Company's reported future results of operations. In addition, the amount the Company ultimately pays for future cash OPEB benefits could be materially different from the amounts inherent in the actuarial assumptions. See also the following discussion of Assumptions on Defined Benefit Pension Plans and OPEB Plans - OPEB plans.

Accounting Principles Newly Adopted in 2004

     See Note 19 to the Consolidated Financial Statements.

Accounting Principles Not Yet Adopted

     See Note 20 to the Consolidated Financial Statements.

Assumptions on Defined Benefit Pension Plans and OPEB Plans

     Defined benefit pension plan. The Company accounts for its defined benefit pension plan using SFAS No. 87, Employer's Accounting for Pensions. Under SFAS No. 87, defined benefit pension plan expense or credit and prepaid or accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. The Company recognized a consolidated defined benefit pension plan credit of $1.6 million in 2002 and $6.8 million in 2004 and a consolidated defined benefit pension expense of $6.9 million in 2003. The amount of funding requirements for the defined benefit pension plan is based upon applicable regulations, and will generally differ from pension expense or credit recognized under SFAS No. 87 for financial reporting purposes. No contributions were required to be made to the Company's defined benefit pension plan during the past three years.

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

     The Company used the following discount rates for its defined benefit pension plan during the last three years:

                                                           Discount rates used for:
---------------------------------------------------------------------------------------------
       Obligations at                   Obligations at                   Obligations at
December 31, 2002 and expense     December 31, 2003 and expense       December 31, 2004 and
        in 2003                           in 2004                     expense in 2005
-------------------------------  --------------------------------  --------------------------

          6.5%                              6.00%                          5.65%

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

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets of its plan and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Substantially all of Keystone's plan assets are invested in the Combined Master Retirement Trust ("CMRT"), a collective investment trust established by Valhi Inc. ("Valhi"), a majority owned subsidiary of Contran, to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold Simmons is the sole trustee of the CMRT. The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 17-year history of the CMRT through December 31, 2004, the average annual rate of return has been 12.7%. For 2002, 2003 and 2004, the assumed long-term rate of return utilized for plan assets invested in the CMRT was 10%. In determining the appropriateness of such long-term rate of return assumption, the Company considered, among other things, the historical rate of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. At December 31, 2004, the asset mix of the CMRT was 77% in U.S. equity securities, 14% in U.S. fixed income securities, 7% in international equity securities and 2% in cash and other investments.

     The Company regularly reviews its actual asset allocation for its defined benefit pension plan, and will periodically rebalance the investments in the plan to more accurately reflect the targeted allocation when considered appropriate.

     As noted above, the Company's assumed long-term rate of return on plan assets was 10% for each of 2002, 2003 and 2004. The Company currently expects to utilize the same long-term rate of return on plan assets assumption in 2005 as it used in 2004 for purposes of determining the 2005 defined benefit pension plan expense or credit.

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

     Based on the actuarial assumptions described above, Keystone expects its defined benefit pension credit will approximate $12.9 million in 2005 compared to $6.8 million in 2004. Keystone was not required to make contributions to the defined benefit pension plan during 2002, 2003 or 2004 and does not expect to be required to make any contributions during 2005.

     As noted above, defined benefit pension expense or credit and the amounts recognized as prepaid or accrued pension costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If Keystone had lowered the assumed discount rate by 25 basis points as of December 31, 2004, the Company's projected and accumulated benefit obligations would have increased by approximately $10.5 million and $10.2 million, respectively at that date, and the defined benefit pension credit would be expected to decrease by approximately $400,000 during 2005. Similarly, if Keystone lowered the assumed long-term rate of return on plan assets by 25 basis points for its defined benefit pension plan, the defined benefit pension credit would be expected to decrease by approximately $900,000 during 2005.

     OPEB plans. The Company currently provides certain health care and life insurance benefits for eligible retired employees. See Note 10 to the Consolidated Financial Statements. The Company accounts for such OPEB costs under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions. Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. The Company recognized consolidated OPEB expense of $14.3 million in 2002, $17.5 million in 2003 and $20.9 million in 2004. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $9.2 million in 2002, $10.3 million in 2003 and $5.3 million in 2004. The amount of OPEB contributions made by the Company in 2004, which was lower than the Company's contributions in 2003 of $10.3 million, reflects in part certain interim relief related to the Company's retiree medical plans that were approved by the Bankruptcy Court in connection with the Company's Chapter 11 filing.

     The assumed discount rates the Company utilizes for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates the Company utilizes for its defined benefit pension plan.

     In estimating the health care cost trend rate, the Company considers its actual health care cost experience, future benefit structures, industry trends and advice from its third-party actuaries. During each of the past three years, the Company has assumed the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. For example, at December 31, 2004, the expected rate of increase in future health care costs was 10% in 2005, declining to 5% in 2010 and thereafter.

     Based on the actuarial assumptions described above and changes to the Company's post retirement benefit plans during 2004 and in connection with Keystone's Chapter 11 filings, the Company expects it will record a consolidated $6.6 million OPEB credit in 2005. In comparison, the Company expects to make $7.9 million of contributions to such plans during 2005.

     As noted above, OPEB expense and the amount recognized as accrued OPEB costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its OPEB plans as of December 31, 2004, the Company's aggregate accumulated OPEB obligations would have increased by approximately $8.1 million at that date, and the Company's OPEB expense would be expected to increase by $800,000 during 2005. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, the Company's accumulated OPEB obligations would have increased by approximately $37.2 million at December 31, 2004, and OPEB expense would have increased by $5.6 million in 2004.

Liquidity and Capital Resources

     The amount of available borrowings under Keystone's revolving credit and DIP facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. At December 31, 2004, unused credit available for borrowing under Keystone's DIP facility and EWP's $7 million revolving credit facility (the "EWP Revolver"), were $25.1 million and $5.3 million, respectively. The Congress DIP Facility, as defined below, requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. Accordingly, any outstanding balances under the Congress DIP Facility are always classified as a current liability regardless of the maturity date of the facility.

     On March 15, 2004, the Court approved two new debtor-in-possession financing facilities (the "DIP Order). The first debtor-in-possession financing facility consists of an Assumption Agreement whereby the pre-petition lender on the Keystone Revolver and a term note (the "Keystone Term Note") agreed to convert those credit facilities to a debtor-in-possession facility (collectively, the "Congress DIP Facility"). The terms of the respective facilities comprising the Congress DIP Facility are relatively unchanged from the respective pre-petition facilities with the exception of the elimination of the existing financial covenants and the granting of a second lien on the stock of EWP owned by Keystone. In connection with the approval of the Congress DIP Facility, the Keystone Term Note was increased by $4.0 million. Approximately $2.0 million of these proceeds were applied to the Keystone Revolver portion of the Congress DIP Facility and the remainder was used to fund Keystone's working capital needs. However, the Congress DIP Facility lender also applied an availability reserve of approximately $2.0 million to the borrowing base of the Keystone Revolver in connection with the increase in Keystone Term Note resulting in no net increase in availability under the Keystone Revolver at that time. The Keystone Term Note required monthly principal payments of $100,000.

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

     On August 31, 2005, in connection with its emergence from Chapter 11, Keystone entered into a new $80.0 million secured credit facility. Proceeds from this credit facility were used to extinguish Keystone's existing DIP credit facilities, the EWP Term Loan, the EWP Revolver and to provide working capital for reorganized Keystone. The facility includes a term loan in the amount of up to $25.0 million, subject to a borrowing base calculation based on the market value of the Company's real property and equipment. To the extent there is sufficient borrowing base, the term loan portion of this credit facility can be reloaded in the amount of $10.0 million. The portion of the credit facility in excess of the term loan balance is available to the Company as a revolving credit facility subject to a borrowing base calculation based on eligible receivables and inventory balances. Interest rates on the credit facility range from the prime rate to the prime rate plus .5% depending on Keystone's excess availability, as defined in the credit agreement. The facility also provides for a LIBOR interest rate option. Under the terms of the credit facility, the Company is required to annually pay down the term loan portion of the facility in the amount of 25% of excess cash flow, as defined in the agreement, subject to a $2.0 million annual and a $5.0 million aggregate limit. The facility also includes performance covenants related to minimum levels of cash flow and fixed charge coverage ratio. Keystone paid the lender approximately $400,000 of diligence, commitment and closing fees in connection with this facility.

     Despite a $53.6 million increase in earnings between 2003 and 2004, cash flow from operating activities in 2004 increased only $2.0 million to $7.9 million from $5.9 million during 2003 due primarily to increases in accounts receivable and inventory levels during 2004. Due to Keystone's limited liquidity during the last half of 2003, the Company was not able to operate on a continuous basis. As such, production levels declined and Keystone was forced to substantially reduce its normal inventory levels over the last half of 2003 in order to meet customer shipment demand. In addition, as the Company's liquidity deteriorated throughout 2003, Keystone liquidated as many of its accounts receivable as possible. As such, at the end of 2003, the Company's accounts receivable and inventory balances were both at abnormally low levels. As
Keystone's operations returned to normal levels during 2004, the Company used $40.1 million of cash to return both accounts receivable and inventories to more normalized levels. In addition, during 2003 many vendors and suppliers discontinued trade terms and required Keystone to pay cash in advance for all goods as well as pay down old trade payables prior to shipment of new goods. As a result of securing DIP financing during 2004, certain vendors established limited trade terms, and as such, trade accounts payable increased during 2004.

     During 2004, Keystone made capital expenditures of approximately $5.1 million primarily related to upgrades of production equipment at its facility in Peoria, Illinois, as compared to $2.7 million in 2003. Capital expenditures for 2005 are expected to be approximately $7.0 million and are related primarily to upgrades of production equipment at EWP. Such capital expenditures are expected to be funded using cash flows from operations together with borrowing availability under Keystone's credit facilities.

     At December 31, 2004, the Company's financial statements reflected accrued liabilities of $19.4 million (all of which is included in liabilities subject to compromise on the Company's balance sheet) for estimated remediation costs for those environmental matters which Keystone believes are probable and reasonably estimable. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. Keystone believes it is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to Keystone for sites for which the Company believes it is possible to estimate costs is approximately $21.4 million.

     Keystone is not expected to be required to make contributions to its pension plan during 2005. Future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases to pension expense or credit and funding requirements in future periods. See Note 10 to the Consolidated Financial Statements.

     The Company periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. At December 31, 2004, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test. As such, the Company has provided a deferred tax asset valuation allowance of approximately $30.3 million at December 31, 2004, or all of the Company's deferred tax asset. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could change the valuation allowance related to its deferred tax assets in the future. The Company does not currently expect it will be appropriate to recognize a tax provision associated with its expected pre-tax income during 2005.

     Keystone incurs significant ongoing costs for plant and equipment and substantial employee medical benefits for both current and retired employees. As such, Keystone is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. Despite reductions in fixed costs and increases in certain product selling prices, Keystone was unable to maintain sufficient operating liquidity during 2004 and as a result, on February 26, 2004 Keystone and five of its direct and indirect subsidiaries filed for voluntary protection under Chapter 11 of the Federal Bankruptcy Code. Subsequent to filing for Chapter 11, the Company negotiated a favorable amendment to the collective bargaining agreement with its largest labor union and received interim relief with respect to certain OPEB payments to retirees. Keystone incurred legal and professional fees of approximately $11.2 million during 2004 with respect to its reorganization efforts, including related to the Chapter 11 filing. In addition, Keystone currently anticipates incurring legal and professional fees of approximately $10.0 million during 2005 related to its reorganization efforts. Keystone is also taking additional action towards improving its liquidity. These actions include, but are not limited to, reducing inventory levels through more efficient production schedules and modifying coverages and participant contribution levels of medical plans for both employees and retirees. Keystone has also considered, and may in the future consider, the sale of certain divisions or subsidiaries that are not necessary to achieve the Company's long-term business objectives. However, there can be no assurance Keystone will be successful in any of these or other efforts, or that if successful, they will provide sufficient liquidity for the Company's operations during the next year. See Note 2 to the Consolidated Financial Statements.

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

     In addition, Keystone has obtained an $80 million secured credit facility from Wachovia Capital Finance (Central). Proceeds from this credit facility were used to extinguish Keystone's existing Debtor-In-Possession credit facilities and to provide working capital for reorganized Keystone. See Note 2 to the Consolidated Financial Statements.

  Summary of Debt and Other Contractual Commitments

     As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 2, 6, 16 and 17 to the Consolidated Financial Statements. The following table summarizes such contractual commitments of the Company and its consolidated subsidiaries that are unconditional both in terms of timing and amount by the type and date of payment:

                                                         Payment due date
                                                                                           2010 and
Contractual commitment                           2005      2006/2007       2008/2009        after            Total
----------------------                           ----      ---------       ---------       -------           -----
                                                                          (In thousands)

Indebtedness:
   Principal                                      $27,804        $28,342         $22,722        $11,994        $90,862
   Interest                                         4,091          1,601           1,170          3,323         10,185

Operating leases                                      836            402             130            143          1,511

Deferred vendor payment
 agreements                                         3,227          6,454             807             -          10,488

Product supply agreement                            1,200          2,400           2,400          2,700          8,700
                                                   ------         ------          ------         ------         ------

                                                  $37,158        $39,199         $27,229        $18,160       $121,746
                                                  =======        =======         =======        =======       ========

     The timing and amounts shown in the above table for the Company's commitments related to indebtedness (both principal and interest), operating leases, deferred vendor payment agreements and product supply agreements are based upon the contractual payment amount and the contractual payment date for such commitments. Therefore, such timing and amounts shown in the above table do not reflect any effect on such commitments that arise from the Company's emergence from Chapter 11 proceedings. Due to the Chapter 11 filings, Keystone was not permitted to make principal or interest payments on its pre-petition unsecured debt or deferred vendor payments. As discussed in Note 6 to the Consolidated Financial Statements, certain indebtedness of the Company aggregating $28.1 million has been classified as a current liability at December 31, 2004 because such indebtedness is in default. However, such $28.1 million has been classified in the above table based on the contractual maturity date of such indebtedness because the lender has not accelerated payment of such indebtedness, and because payment on such indebtedness was stayed as a result of the Chapter 11 proceedings. In addition, balances due under the Company's revolving credit facilities are shown as current maturities in the Company's Consolidated Financial Statements at December 31, 2004. However, the above table reflects maturities of these facilities only upon the contracted expiration of the respective facility.

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

     In addition, the Company is party to an agreement that requires quarterly contributions of $75,000 to an environmental trust fund. Monies in the trust fund will be made available to the Company when the related environmental site is remediated or when the trust fund has a minimum excess of $2.0 million over the related site's estimated remaining remediation costs. At December 31, 2004, estimated remaining remediation costs exceeded the amount in the environmental trust fund.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Keystone's exposure to changes in interest rates relates primarily to long-term debt obligations. At December 31, 2004, approximately 75% of the Company's long-term debt was comprised of fixed rate instruments, which minimize earnings volatility related to interest expense. Keystone does not currently participate in interest rate-related derivative financial instruments.

     The table below presents principal amounts and related weighted-average interest rates by maturity date for Keystone's long-term debt obligations.


                                                    Contracted Maturity Date                                Estimated
                          -----------------         ----------------------------------------                Fair Value
                             2005      2006      2007      2008      2009      Thereafter    Total       December 31, 2004
                             ----      ----      ----      ----      ----      ----------    -----       -----------------
                                                                  ($ In thousands)

Fixed-rate debt -
  Principal amount        $ 1,653     $ 852    $24,779    $8,091   $13,168      $11,994     $60,537                  (1)

  Weighted-average
    interest rate              .1%       .1%      2.4%      0.0%      1.2%         3.8%        2.0%

Variable-rate debt-
  Principal amount        $26,151     $1,359   $ 1,352    $1,463   $  -         $   -       $30,325             $30,325

  Weighted-average
    interest rate             5.8%      4.9%      4.9%      4.8%      -%            -%         5.7%

     At December 31, 2003, long-term debt included fixed-rate debt of $60.5 million with a weighted average interest rate of 2.0% and $27.2 of million variable-rate debt which approximated fair value, with a weighted-average interest rate of 4.8%.

     (1) Due to the significant uncertainties surrounding the Company's Chapter 11 filings, management is unable to estimate the aggregate fair value of Keystone's fixed rate notes at December 31, 2003 and 2004.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information called for by this Item is contained in a separate section of this report. See Index of Financial Statements and Financial Statement Schedule on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures.The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, the Company's President and Chief Executive Officer, and Bert E. Downing, Jr., the Company's Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the Company's disclosure controls and procedures as of December 31, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's system of internal controls over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

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

     Set forth below is certain information concerning the directors of Keystone as of December 31, 2004. Biographical information, including ages, is as of December 31, 2004.

THOMAS E. BARRY                                             Director since 1989

     Dr. Barry, age 61, is vice president for executive affairs at Southern Methodist University and has been a professor of marketing in the Edwin L. Cox School of Business at Southern Methodist University since prior to 2000. Dr. Barry is also a director of Valhi, Inc. ("Valhi"), a publicly held diversified holding company related to Keystone. Dr. Barry ceased being a director upon the Company's emergence from Chapter 11 on August 31, 2005.

WILLIAM SPIER                                               Director since 1996

     Mr. Spier, age 70, is chairman of the board of Empire Resources, Inc. and has served in such capacity since prior to 2000. Mr. Spier resigned as a director in January 2005.

PAUL M. BASS, JR.                                           Director since 1989

     Mr. Bass, age 69, is vice chairman of First Southwest Company, a privately owned investment banking firm, and has served in such capacity since prior to 2000. Mr. Bass is also a director of CompX International Inc. ("CompX"), a manufacturer of ergonomic computer support systems, precision ball bearing slides and security products that is related to Valhi, and a director of MACC Private Equities Inc., a business development company. Mr. Bass is currently serving as chairman of the board of trustees of Southwestern Medical Foundation, a foundation that supports and promotes The University of Texas Southwestern Medical Center.

KEITH R. COOGAN                                             Director since 2003

     Mr. Coogan, age 52, is chief executive officer of Software Spectrum, Inc., a global business-to-business software services provider that is currently a wholly owned subsidiary of Level 3 Communications, but from 1991 to June 2002 was a publicly traded corporation. From 1990 to October 2002, Mr. Coogan served in various other executive officer positions of Software Spectrum, including vice president of finance and operations and chief operating officer. Mr. Coogan is also a director of CompX. Mr. Coogan serves as chairman of Keystone's audit committee and the Board of Directors has determined that he is an "audit committee financial expert" as defined by the U.S. Securities and Exchange Commission and is an independent director under the corporate governance rules of the New York Stock Exchange. Mr. Coogan ceased being a director upon the Company's emergence from Chapter 11 on August 31, 2005.

GLENN R. SIMMONS                                            Director since 1986

     Mr. Simmons, age 76, is chairman of the board of Keystone and has served in such capacity since prior to 1999. Since prior to 2000, Mr. Simmons has served as vice chairman of the board of directors of Valhi and Contran. Mr. Simmons has been a director of Contran and an executive officer and/or director of various companies related to Contran since prior to 1999. He is chairman of the board of CompX, a director of NL Industries, Inc. ("NL"), and Kronos Worldwide, Inc. ("Kronos Worldwide"), both engaged in the maufacture of titanium dioxide pigments and are related to Valhi; and a director of Titanium Metals Corporation ("TIMET"), a company engaged in the titanium metals industry that is related to Valhi. Mr. Simmons is a brother of Harold C. Simmons, the chairman of the board of Valhi and Contran.

J. WALTER TUCKER, JR.                                       Director since 1971

     Mr. Tucker, age 79, is vice chairman of the board of Keystone and has served in such capacity since prior to 2000. Mr. Tucker has served as a director, president and chief executive officer of Tucker & Branham, Inc., a privately owned real estate, mortgage banking and insurance firm since prior to 2000. Mr. Tucker is also a director of Valhi. Since prior to 2000, he has also been an executive officer and/or director of various companies related to Valhi and Contran. Mr. Tucker ceased being a director upon the Company's emergence from Chapter 11 on August 31, 2005.

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

                               EXECUTIVE OFFICERS

     In addition to Glenn R. Simmons as chairman of the board and J. Walter Tucker, Jr. as vice chairman, the following are currently executive officers of Keystone. Each executive officer serves at the pleasure of the Board of Directors. Biographical information, including ages, is as of December 31, 2004:

     DAVID L. CHEEK, age 55, is president and chief executive officer of Keystone and has served in such capacities since April 2003. He was president and chief operating officer from October 2001 to April 2003. Mr. Cheek has served as president, Keystone Steel & Wire, a division of Keystone, since March 2000 and was vice president of manufacturing, Keystone Steel & Wire, from March 1999 to March 2000. He was vice president of operations, Atlantic Steel, Atlanta, Georgia from 1996 to 1999.

     BERT E. DOWNING, JR., age 48, is vice president, chief financial officer, corporate controller and treasurer of Keystone and has served in such capacities since December 2002. He served as vice president - corporate controller and treasurer since May 2001, as vice president and corporate controller since March 2000, and as corporate controller since prior to 2000.

     SANDRA K. MYERS, age 61, has served as corporate secretary of Keystone and as executive secretary of Contran since prior to 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

                            COMPENSATION OF DIRECTORS

     Directors of Keystone receive an annual retainer of $15,000, a fee of $750 per day for each Board of Directors meeting and/or committee meeting attended, and reimbursement for reasonable expenses incurred in attending Board of Directors and/or committee meetings. Messrs. Glenn R. Simmons and Steven L. Watson ceased receiving fees for serving as directors in November 2003. The Keystone Consolidated Industries, Inc. 1997 Long-Term Incentive Plan provides for awards or grants of stock options, stock appreciation rights, restricted stock, performance grants and other awards to key individuals, including directors, performing services for Keystone or its subsidiaries. Under the 1997 Long-Term Incentive Plan, directors are annually granted stock options exercisable for 1,000 shares of Keystone common stock, par value $1.00 per share (the "Common Stock"). These options have an exercise price equal to the closing sales price per share of Common Stock on the date of grant, have a term of ten years and fully vest on the first anniversary of the date of grant. The directors waived their rights to their 2003 and 2004 annual grant of stock options, and, accordingly, no annual grants were made in 2003 or 2004. In addition to serving as directors, Messrs. Simmons, Watson and Tucker provide consulting services to Keystone. Keystone pays Contran for the consulting services provided by Messrs. Simmons and Watson pursuant to Intercorporate Services Agreements approved periodically between Contran and Keystone (each an "Intercorporate Services Agreement"). See Item 13 - Certain Relationships and Related Transactions.

                             EXECUTIVE COMPENSATION

     The Summary Compensation Table set forth below provides information concerning annual and long-term compensation paid by Keystone for services rendered in all capacities to Keystone and its subsidiaries during 2004, 2003 and 2002 by each of the most highly compensated individuals who were executive officers of Keystone at December 31, 2004 (the "named executive officers"). For amounts Keystone incurred that were attributable to the services Glenn R. Simmons provided Keystone in 2004, 2003 and 2002 under Intercorporate Services Agreements, see Item 13 - Certain Relationships and Related Transactions.

                         SUMMARY COMPENSATION TABLE (1)

                                     Annual
                                Compensation (2)
                                ----------------
                Name and                                                              All Other
           Principal Position               Year              Salary                 Compensation
     --------------------------            ------       -----------------           ---------------

David L. Cheek                              2004               $300,000                 $22,113 (3)
President and Chief                         2003                286,540                   5,431 (3)
   Executive Officer                        2002                250,000                   2,709 (3)


Bert E. Downing, Jr.......                  2004               $210,000                 $10,842 (3)
Vice President, Chief                       2003                210,000                     523 (3)
   Financial Officer,                       2002                200,000                      35 (3)
   Corporate Controller
   and Treasurer
--------------


(1) For the periods presented for the named executive officers, no stock option or shares of restricted stock were granted nor payouts made pursuant to long-term incentive plans. Therefore, the columns for such compensation have been omitted.

(2) No bonuses were paid to the executive officers for the periods presented. An amount for other annual compensation is disclosed only if the amount for other annual compensation exceeds the level required for reporting pursuant to Securities and Exchange Commission (the "SEC") rules. Therefore, the columns for such compensation have been omitted.

(3) All other compensation for the last three years for each of the following named executive officers consisted of employer's 401(k) matching contributions and accruals to unfunded reserve accounts attributable to certain limits under the Internal Revenue Code of 1986, as amended (the "Code"), with respect to the 401(k) Plan and Keystone's pension plan, which amounts are payable upon the named executive officer's retirement, the termination of his employment with Keystone or to his beneficiaries upon his death; as follows:

                                                                           Unfunded Reserve Account Accruals
                                                                              ---------------------------
                                                                     Account Accruals Related   Interest Accruals
                                                                       to 401(k) and Pension    Above 120% of the
      Named Executive Officer                      Employer's            Plan Limitations          AFR Rate (b)
                                      Year           401(k)
                                                  Contributions                                                         Total
---------------------                 ----        -------------           ---------------          -----------         --------

David L. Cheek                        2004            $10,250                   $ 11,815                $48           $22,113
                                      2003                 -0-                     5,431                 -0-            5,431
                                      2002                 -0-                     2,697                 12             2,709

Bert E. Downing, Jr.                  2004            $10,250                        564                 28            10,842
                                      2003                 -0-                       523                 -0-              523
                                      2002                 -0-                        -0-                35                35

--------------

(a) Keystone did not make a matching contribution to the 401(k) plan for 2002 or 2003. Keystone's matching contribution to the 401(k) plan for 2004 was made in cash during 2005.

(b) The agreements for these unfunded reserve accounts provide that the balance of such accounts accrue credits in lieu of interest compounded quarterly. Pursuant to SEC rules, the amounts shown represent the portion of the credit accruals to the unfunded reserve accounts that exceeds 120% of the applicable federal long-term rate as prescribed by the Code (the "AFR Rate"). The AFR Rate used for such computations was the AFR Rate in effect on December 31, 2004, 2003 and 2002, for the date that the credit accruals for 2004, 2003 and 2002, respectively, were credited to the unfunded reserve account.

     No Grants of Stock Options or Stock Appreciation Rights. Keystone did not grant any stock options or stock appreciation rights ("SARs") during 2004.

     Stock Option Exercises and Holdings. The following table provides information, with respect to the named executive officers, concerning the value of unexercised stock options for Common Stock held as of December 31, 2004. In 2004, no named executive officer exercised any stock options. Keystone has not granted any SARs. The underlying Common Stock related to these options was cancelled in connection with Keystone's emergence from Chapter 11 on August 31, 2005. See Note 9 to the Consolidated Financial Statements.

                         DECEMBER 31, 2004 OPTION VALUES

                                         Number of Shares Underlying
                                            Unexercised Options at                     Value of Unexercised
                                            December 31, 2004 (#)                      In-the-Money Options
              Name                                                                   at December 31, 2004 (1)
      --------------------               --------------------------                --------------------------
                                   Exercisable         Unexercisable         Exercisable         Unexercisable
                                   -----------         -------------         -----------         -------------

David L. Cheek                            42,000                  -0-                $   -0-             $   -0-
Bert E. Downing, Jr.                      40,000                  -0-                    -0-                 -0-
----------

(1) The values shown in the table are based on the $.07 per share closing price of the Common Stock on December 31, 2004, as reported by the OTC Bulletin Board, less the exercise price of the options.

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

     The estimated annual benefits payable upon retirement at normal retirement age for each of the named executive officers, assuming continued employment with Keystone until normal retirement age at current salary levels are: David L. Cheek, $37,499; and Bert E. Downing, Jr., $60,963.


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

                        SECURITY OWNERSHIP OF MANAGEMENT

     As of December 31, 2004, Keystone's directors, the named executive officers and the directors and executive officers as a group, beneficially owned, as defined by the rules of the SEC, the shares of Common Stock shown in the following table. All of the Company's outstanding Common Stock at December 31, 2004 was cancelled in connection with Keystone's emergence from Chapter 11 on August 31, 2005.

                                                                                       Common Stock
                                                                              ------------------------------
                                                                          Amount and Nature of        Percent of
                                                                        Beneficial Ownership (1)     Class (1)(2)
                      Name of Beneficial Owner
---------------------------------------------                             -------------------         -----------

Thomas E. Barry.....................................................           9,000 (3)(4)                *
Paul M. Bass, Jr....................................................          14,000 (3)(4)                *
David L. Cheek......................................................          42,000 (3)(4)                *
Keith R. Coogan.....................................................             -0-                       *
Bert E. Downing, Jr.................................................          42,007 (3)(4)                *
Glenn R. Simmons....................................................         242,650 (3)(4)(5)            2.4%
William Spier.......................................................         149,559 (3)                  1.5%
J. Walter Tucker, Jr................................................         160,450 (3)(4)               1.6%
Steven L. Watson....................................................           3,250 (3)(4)                *

All directors and executive officers as a group (10 persons) .....           686,516 (3)(4)(5)            6.7%
--------------------

*        Less than 1%.

(1) All beneficial ownership is sole and direct except as otherwise set forth herein. Information as to the beneficial ownership of Common Stock has either been furnished to Keystone by or on behalf of the indicated persons or is taken from reports on file with the SEC. The number of shares and percentage of ownership of Common Stock for each person or group assumes the exercise by such person or group (exclusive of the exercise by others) of stock options that such person or group may exercise within 60 days subsequent to December 31, 2004.

(2) The percentages are based on 10,068,450 shares of Common Stock outstanding as of December 31, 2004.

(3) The shares of Common Stock shown as beneficially owned by such person or group include the following number of shares such person or group has the right to acquire upon the exercise of stock options granted pursuant to Keystone's various stock option plans that such person or group may exercise within 60 days subsequent to December 31, 2004:

                                                                                          Shares of Common Stock
                                                                                        Issuable Upon the Exercise
                                                                                       of Stock Options On or Before
                                                                                              March 31, 2005

                                   Name of Beneficial Owner
         -------------------------------------------------                                  -------------------

         Thomas E. Barry...........................................................                 7,000
         Paul M. Bass, Jr..........................................................                 7,000
         David L. Cheek............................................................                42,000
         Keith R. Coogan...........................................................                 -0-
         Bert E. Downing, Jr.......................................................                40,000
         Glenn R. Simmons..........................................................               127,000
         William Spier.............................................................                 7,000
         J. Walter Tucker, Jr......................................................                 7,000
         Steven L. Watson..........................................................                 1,000
         All other executive officers of Keystone as a group (1 person)............                20,000

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

(5) Glenn R. Simmons is a brother of Harold C. Simmons. See footnote (2) to the "Security Ownership of Certain Beneficial Owners" table.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table and footnotes set forth the stockholders known to Keystone to be beneficial owners, as defined by regulations of the SEC, of more than 5% of the outstanding shares of Common Stock as of December 31, 2004. The table and footnotes also set forth the shares of Keystone's Series A 10% Cumulative Convertible Pay-In-Kind Preferred Stock, stated value $1,000 and no par value per share (the "Series A Preferred Stock"), Contran and its subsidiaries beneficially owned as of December 31, 2004. See footnote (2) below for information concerning individuals and entities that may be deemed to own indirectly and beneficially those shares of Common Stock that Contran, Valhi and NL directly and indirectly hold.

                                                                                          Common and
                                                                                           Series A
                                          Common Stock          Series A Preferred Stock  Preferred
                                   --------------------------   ------------------------    Stock
                                  Amount and                    Amount and                 Combined
                                   Nature of                     Nature of                 Percent
                                   Beneficial      Percent of    Beneficial   Percent of      of
    Beneficial Owner              Ownership (1)     Class (1)   Owneship (1)   Class (1)   Class (1)
----------------------------     --------------    ----------  -------------  ----------  -----------

Harold C. Simmons:
     Contran Corporation (2)        4,109,159  (3)    40.8%    54,956  (3)       76.4%       75.0%
     Valhi, Inc. (2)                  326,364  (3)     3.2%       -0-  (3)         -0-%       1.4%
     NL Industries, Inc. (2)          326,050  (3)     3.2%       -0-  (3)         -0-%       1.4%
  Harold Simmons
   Foundation, Inc.                   188,400          1.9%       -0-  (3)         -0-%       *
  The Combined Master
   Retirement Trust                    30,000          *          -0-  (3)         -0-%       *
  Annette C. Simmons                   10,645          *          -0-  (3)         -0-%       *
                                    ---------                  ------
                                    4,990,618         49.6%    54,956  (3)       76.4%       78.7%



     All of the Company's outstanding Common Stock and Series A Preferred Stock at December 31, 2004 was cancelled in connection with Keystone's emergence from Chapter 11 on August 31, 2005.

--------------------
*Less than 1%

(1) The percentages are based on 10,068,450 shares of Common Stock and 71,899 shares of Series A Preferred Stock outstanding as of December 31, 2004. Subject to Keystone's Restated Certificate of Incorporation, each share of Series A Preferred Stock entitles its holder to convert such share into 250 shares of Common Stock (a conversion price equivalent to $4.00 per share of the stated value). Except as otherwise provided by law, a share of Series A Preferred Stock does not entitle its holder to voting rights. The combined percent of class assumes the full conversion of only Contran's shares of Series A Preferred Stock. The terms of the Series A Preferred Stock are set forth in Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002. All information is taken from or based upon ownership filings made by such persons with the SEC or upon information provided by such persons.

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

     The CDCT No. 2 directly holds approximately 0.4% of the outstanding Valhi common stock. U.S. Bank National Association serves as the trustee of the CDCT No. 2. Contran established the CDCT No. 2 as an irrevocable "rabbi trust" to assist Contran in meeting certain deferred compensation obligations that it owes to Harold C. Simmons. If the CDCT No. 2 assets are insufficient to satisfy such obligations, Contran must satisfy the balance of such obligations. Pursuant to the terms of the CDCT No. 2, Contran (i) retains the power to vote the shares of Valhi common stock held directly by the CDCT No. 2, (ii) retains dispositive power over such shares and (iii) may be deemed the indirect beneficial owner of such shares.

     For purposes of calculating the outstanding shares of Valhi common stock as of December 31, 2004, 1,000,000, 3,522,967 and 1,186,200 shares of Valhi common stock held by Valmont Insurance Company, a wholly owned subsidiary of Valhi ("Valmont"), NL and a subsidiary of NL, respectively, are excluded from the amount of Valhi common stock outstanding. Pursuant to Delaware corporate law, Valhi treats these excluded shares held by these majority owned subsidiaries as treasury stock for voting purposes.

     The business address of Tremont, VGI, National, NOA, Dixie Holding, the Master Trust and the Foundation is Three Lincoln Centre, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697. The business address of Dixie Rice is 600 Pasquiere Street, Gueydan, Louisiana 70542. The business address of Southwest is 402 Canal Street, Houma, Louisiana 70360.

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table provides summary information required by SEC rules as of December 31, 2004 with respect to Keystone's equity compensation plans under which Keystone's equity securities may be issued to employees or nonemployees (such as directors, consultants, advisers, vendors, customers, suppliers and lenders) in exchange for goods or services. The Keystone Consolidated Industries, Inc. 1992 Incentive Compensation Plan and the Keystone Consolidated Industries, Inc. 1997 Long-Term Incentive Plan, both of which have been approved by Keystone's stockholders, are the only such Keystone equity compensation plans. The underlying Common Stock related to these options was cancelled in connection with Keystone's emergence from Chapter 11 on August 31, 2005.

                                    Column (A)                   Column (B)                   Column (C)
                                ------------------           ------------------           ------------------
                                                                                              Number of
                                                                                              Securities
                                                                                               Remaining
                                    Number of                                                Available for
                                 Securities to be                                           Future Issuance
                                   Issued Upon                 Weighted-Average               Under Equity
                                   Exercise of                Exercise Price of            Compensation Plans
                                   Outstanding                   Outstanding                   (Excluding
                                     Options,                       Options,                   Securities
                                   Warrants and                  Warrants and                 Reflected in
 Plan Category                        Rights                        Rights                     Column (A))
----------------                ------------------           ------------------           ------------------

Equity compensation plans
approved by security
holders....................            369,000                      $8.07                        275,000

Equity compensation plans
not approved by security
holders....................               -0-                        -0-                           -0-

Total......................            369,000                      $8.07                        275,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As set forth in Item 12 under the caption "Security Ownership of Certain Beneficial Owners," Harold C. Simmons, through Contran and other entities or persons, may be deemed to beneficially own approximately 49.6% of the outstanding Common Stock as of December 31, 2004 (78.7% assuming the full conversion of only Contran's shares of Series A Preferred Stock) and, therefore, may be deemed to control Keystone. Keystone and other entities that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in
(a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. Keystone continuously considers, reviews and evaluates and understands that Contran and related entities continuously consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that Keystone might be a party to one or more of such transactions in the future. In connection with these activities, Keystone may consider issuing additional equity securities or incurring additional indebtedness. Keystone's acquisition activities have in the past and may in the future include participation in the acquisition or restructuring activities conducted by other companies that may be deemed to be controlled by Harold C. Simmons. It is the policy of Keystone to engage in transactions with related parties on terms, in the opinion of Keystone, no less favorable to Keystone than could be obtained from unrelated parties.

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

     Glenn R. Simmons, J. Walter Tucker, Jr. and Sandra K. Myers are not salaried employees of Keystone. Keystone has contracted with Contran, on a fee basis payable in quarterly installments, to provide certain administrative and other services to Keystone in addition to the services of Mr. Simmons and Ms. Myers, including consulting services of Contran executive officers pursuant to the Intercorporate Services Agreement between Contran and Keystone, a copy of which is included as Exhibit 10.1 in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The fee incurred during 2004 was $1,005,000. During 2004, the portion of the amount Keystone incurred pursuant to the Intercorporate Services Agreements attributable to the services Mr. Glenn R. Simmons provided Keystone was $151,800.

     Tall Pines Insurance Company ("Tall Pines") and its predecessor company, Valmont Insurance Company and EWI RE, Inc. ("EWI") provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines is a wholly-owned subsidiary of Valhi and EWI is a wholly-owned subsidiary of NL. Prior to January 2002, an entity controlled by one of Harold C. Simmons' daughters owned a majority of EWI, and Contran owned the remainder of EWI. In January 2002, NL purchased EWI from its previous owners. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. During 2004, Keystone and its subsidiaries paid approximately $2.1 million for policies provided or brokered by Tall Pines and/or EWI. These amounts principally included payments for reinsurance and insurance premiums paid to unrelated third parties, but also included commissions paid to Tall Pines and EWI. In Keystone's opinion, the amounts that Keystone and its subsidiaries paid for these insurance policies and the allocation among the company and its affiliates of relative insurance premiums are reasonable and similar to those they could have obtained through unrelated insurance companies and/or brokers. Keystone expects that these relationships with Tall Pines and EWI will continue in 2005.

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

     Dallas Compressor Company, a subsidiary of Contran, sells compressors and related services to Keystone. During 2004, Keystone purchased products and services from Dallas Compressor Company in the amount of $20,000.

     Aircraft services were purchased from Valhi in the amount of $17,000 for the year ended December 31, 2004.

     EWPFLLC had agreed to loan the Company up to an aggregate of $6 million through February 29, 2004. Borrowings bore interest at the prime rate plus 3%, and are collateralized by the stock of EWP. In addition, the Company paid a commitment fee of .375% on the unutilized portion of the facility. The Company never drew on this facility. However, EWPFLLC has issued a $250,000 letter of credit for the benefit of the Company under this facility. The terms of this loan were approved by the independent directors of the Company. The loan matured in February 2004. During each of 2002 and 2003, Keystone paid EWPFLLC unused line fees of $23,000, related to this facility. During 2004, Keystone paid EWPFLLC a $100,000 facility fee in connection with the EWP DIP Facility. In addition, the Company also paid EWPFLLC $305,000 in interest on the EWP DIP facility during 2004. See Note 2.

     Keystone has a 50% interest in a joint venture, Alter Recycling Company L.L.C. ("ARC"), to operate a ferrous scrap recycling operation at Keystone's facility in Peoria, Illinois. During 2004, Keystone purchased approximately $4.3 million of ferrous scrap from ARC.

     During 2004, Keystone entered into a scrap supply agreement with Alter Trading Corporation ("ATC"). The Company sources the majority of its ferrous scrap supply from ATC under this agreement. ATC owns the 50% interest in ARC that is not owned by Keystone. During 2004, Keystone purchased approximately $99.9 million of ferrous scrap from ATC.

     Keystone believes the terms of the transactions described above were no less favorable to Keystone than those that could have been obtained from an unrelated entity.

     See also Notes 4 and 13 to the Consolidated Financial Statements.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Independent Auditors. The firm of PricewaterhouseCoopers LLP ("PwC") served as Keystone's independent registered public accounting firm for the year ended December 31, 2004. Keystone expects PwC will be considered for appointment to audit Keystone's annual consolidated financial statements for the year ending December 31, 2005.

     Pre-approval Policies and Procedures. Keystone's audit committee has implemented pre-approval policies and procedures that require the audit committee to pre-approve any services Keystone's independent registered public accounting firm provides to Keystone or its subsidiaries.

     Fees Paid to PwC. The following table shows the aggregate fees PwC has billed or is expected to bill to Keystone and its subsidiaries for services rendered for 2003 and 2004.

                               Type of Fees                                         2003                    2004
                             ----------------                                       ----                    ----

         Audit Fees (1)                                                            $647,821               $412,386
         Audit-Related Fees (2)                                                      90,610                134,267
         Tax Fees (3)                                                                     -                      -
         All Other Fees (4)                                                           9,100                   -
                                                                                   --------               --------

         Total                                                                     $747,531               $546,653
                                                                                   ========               ========

-----------------------

(1) Fees for the following services:

     (a) audits of Keystone's consolidated year-end financial statements for each year ($629,821 and $392,386 in 2003 and 2004, respectively);
     (b) reviews of the unaudited quarterly financial statements appearing in Keystone's Form 10-Q for each of the first three quarters of 2003;
     (c) normally provided statutory or regulatory filings or engagements for each year; and
     (d) the estimated out-of-pocket costs PwC incurred in providing all of such services for which Keystone reimburses PwC.
     (e) accounting consultations concerning comment letters received from the United States Securities and Exchange Commission ($18,000 and $20,000 in 2003 and 2004, respectively)

(2) Fees for employee benefit plan audits ($90,610 and $134,267 in 2003 and 2004, respectively).

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

Exhibit No.                          Exhibit


3.1 Restated Certificate of Incorporation dated September 15, 1995, as filed with the Secretary of State of Delaware. (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

3.2 Certificate of Amendment of the Restated Certificate of Incorporation dated October 9, 2003, as filed with the Secretary of State of Delaware. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

3.3 Amended and Restated Certificate of Incorporation of the Registrant dated August 31, 2005, as filed with the Secretary of State of Delaware. (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

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

3.6 Amended and Restated Bylaws of the Registrant dated August 31, 2005. (Incorporated by reference to Exhibit 3.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

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

4.17 Thirteenth Amendment to Amended and Restated Revolving Loan and Security Agreement dated as of November 17,2003 between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

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

Exhibit No.                          Exhibit

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

4.28 Eighth Amendment to Amended and Restated EWP Bridge Loan Agreement dated as of November 25, 2003 by and between Registrant and EWP Financial LLC. (Incorporated by reference to Exhibit 4.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

4.29 Ninth Amendment to Amended and Restated EWP Bridge Loan Agreement dated as of December 15, 2003, by and between Registrant and EWP Financial LLC. (Incorporated by reference to Exhibit 4.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

4.30 Tenth Amendment to Amended and Restated EWP Bridge Loan Agreement dated as of January 15, 2004, by and between Registrant and EWP Financial LLC. (Incorporated by reference to Exhibit 4.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

4.31 Assumption Agreement and Amendment to Financing Agreements dated February 27, 2004 by and between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

4.32 First Amendment to Post-Petition Credit Agreement dated December 10, 2004 by and between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit No.                          Exhibit

4.33 Second Amendment to Post-Petition Credit Agreement dated March 31, 2005 by and between Registrant and Congress Financial Corporation (Central). (Incorporated by reference to Exhibit 4.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

4.34 Debtor-in-Possession Credit Agreement dated February 27, 2004 by and between Registrant and EWP Financial LLC. (Incorporated by reference to Exhibit 4.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

4.35 First Amendment to Debtor-In-Possession Credit Agreement dated August 25, 2004 by and between Registrant and EWP Financial LLC. (Incorporated by reference to Exhibit 4.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

4.36 Second Amendment to Debtor-In-Possession Credit Agreement dated December 31, 2004 by and between Registrant and EWP Financial LLC. (Incorporated by reference to Exhibit 4.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

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

4.41 Revolving credit Facility Promissory Note dated as of January 5, 2004, by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to Exhibit 4.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

4.42 Business Loan Agreement (Asset Based) dated as of January 5, 2004, by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to Exhibit 4.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

4.43 Term Promissory Note dated as of January 5, 2004, by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to
     Exhibit 4.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

4.44 Commercial Security Agreement dated as of January 5, 2004, by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to Exhibit 4.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit No.                          Exhibit

4.45 Amendment to Loan Agreement dated May 17, 2004 by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to
     Exhibit 4.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

4.46 Business Loan Extension Agreement dated June 18, 2004 by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to Exhibit 4.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

4.47 Business Loan Extension Agreement dated September 30, 2004 by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to Exhibit 4.47 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

4.48 Business Loan Extension Agreement dated December 22, 2004 by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to Exhibit 4.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

4.49 Business Loan Extension Agreement dated March 30, 2005 by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to Exhibit 4.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

4.50 Business Loan Extension Agreement dated June 27, 2005, by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to Exhibit 4.50 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

4.51 Loan and Security Agreement dated August 31, 2005 by and between the Registrant and Wachovia Capital Finance Corporation (Central).
     (Incorporated by reference to Exhibit 4.51 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

10.1 Agreement Regarding Shared Insurance between Registrant, CompX International, Inc., Contran Corporation, Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corp. and Valhi, Inc. dated as of October 30, 2003. (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

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

Exhibit No.                          Exhibit


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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated February 13, 2006, thereunto duly authorized.

                                 KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                         (Registrant)



                                 /s/ GLENN R. SIMMONS
                                 -----------------------------------
                                 Glenn R. Simmons
                                 Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and dated as of February 13, 2006 by the following persons on behalf of the registrant and in the capacities indicated:


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

             KEYSTONE CONSOLIDATED INDUSTRIES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                           ANNUAL REPORT ON FORM 10-K

                            Items 8, 14(a) and 14(d)

   Index of Consolidated Financial Statements and Financial Statement Schedule

                                                                          Page
Financial Statements

  Report of Independent Registered Public Accounting Firm                 F-2

  Consolidated Balance Sheets -
   December 31, 2003 and 2004                                             F-3

  Consolidated Statements of Operations -
   Years ended December 31, 2002, 2003 and 2004                           F-5

  Consolidated Statements of Comprehensive Income (Loss) -
   Years ended December 31, 2002, 2003 and 2004                           F-7

  Consolidated Statements of Stockholders' Equity (Deficit) -
   Years ended December 31, 2002, 2003 and 2004                           F-8

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2002, 2003 and 2004                           F-9

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Keystone Consolidated  Industries,
Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Keystone Consolidated Industries, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on February 26, 2004 the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (the "Court"). The Company's Plan of Reorganization was substantially consummated on August 31, 2005 and the Company emerged from bankruptcy. The matters discussed above and the recurring losses from operations and the substantial deficiency in stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Dallas, Texas
December 23, 2005

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2004
                        (In thousands, except share data)




               ASSETS                                                                  2003            2004
                                                                                     --------        --------

 Current assets:
   Notes and accounts receivable, net of allowances
     of $347 and $448                                                                  $ 15,781        $ 26,729
   Inventories                                                                           24,005          53,017
   Prepaid expenses and other                                                             1,253           2,017
   Restricted investments                                                                  -              5,373
                                                                                       --------        --------

       Total current assets                                                              41,039          87,136
                                                                                       --------        --------

 Property, plant and equipment:
   Land, buildings and improvements                                                      56,066          56,252
   Machinery and equipment                                                              311,353         311,226
   Construction in progress                                                               1,375           1,558
                                                                                       --------        --------
                                                                                        368,794         369,036
   Less accumulated depreciation                                                        263,478         275,003
                                                                                       --------        --------

       Net property, plant and equipment                                                105,316          94,033
                                                                                       --------        --------

 Other assets:
   Restricted investments                                                                 5,871           5,965
   Prepaid pension cost                                                                 126,691         133,443
   Deferred financing costs                                                               1,607           1,226
   Goodwill                                                                                 752             752
   Other                                                                                    918             727
                                                                                       --------        --------

       Total other assets                                                               135,839         142,113
                                                                                       --------        --------

                                                                                       $282,194        $323,282
                                                                                       ========        ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2003 and 2004
                        (In thousands, except share data)



                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                       2003            2004
                                                                                     --------        --------

 Current liabilities not subject to compromise:
   Notes payable and current maturities of
    long-term debt                                                                    $  55,451       $  54,336
   Accounts payable                                                                      13,784           1,105
   Accounts payable to affiliates                                                         2,992             821
   Accrued OPEB cost                                                                     11,255               -
   Accrued preferred stock dividends                                                     10,623            -
   Other accrued liabilities                                                             37,144          18,964
                                                                                      ---------       ---------

         Total current liabilities not subject to
          compromise                                                                    131,249          75,226
                                                                                      ---------       ---------

 Noncurrent liabilities not subject to compromise:
   Long-term debt                                                                        32,224          14,345
   Accrued OPEB cost                                                                    109,993          13,478
   Other                                                                                 16,666             988
                                                                                      ---------       ---------

       Total noncurrent liabilities not subject to
        compromise                                                                      158,883          28,811
                                                                                      ---------       ---------

 Liabilities subject to compromise                                                         -            212,346
                                                                                      ---------       ---------

 Series A preferred stock, $1,000 stated
  value; 250,000 shares authorized; 71,899
  shares issued                                                                           2,112           2,112
                                                                                      ---------       ---------

 Stockholders' equity (deficit):
   Common stock, $1 par value, 27,000,000 shares
     authorized; 10,069,584 shares issued at
     stated value                                                                        10,798          10,798
   Additional paid-in capital                                                            42,448          41,225
   Accumulated deficit                                                                  (63,284)        (47,224)
   Treasury stock - 1,134 shares, at cost                                                   (12)            (12)
                                                                                      ---------       ---------

       Total stockholders' equity (deficit)                                             (10,050)          4,787
                                                                                      ---------       ---------

                                                                                      $ 282,194       $ 323,282
                                                                                      =========       =========



Commitments and contingencies (Notes 15, 16 and 17).

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2002, 2003 and 2004
                      (In thousands, except per share data)

                                                                          2002             2003            2004
                                                                        --------         --------         ------

 Net sales                                                              $334,835         $306,671        $364,335
 Cost of goods sold                                                      315,579          310,881         322,232
                                                                        --------         --------        --------
   Gross margin (loss)                                                    19,256           (4,210)         42,103
                                                                        --------         --------        --------

 Selling expense                                                           7,754            6,934           5,634
 General and administrative expense                                       16,385           10,689          10,766
 Defined benefit pension expense (credit)                                 (1,604)           6,898          (6,752)
                                                                        --------         --------        --------

                                                                          22,535           24,521           9,648
                                                                        --------         --------        --------

 Operating income (loss)                                                  (3,279)         (28,731)         32,455
                                                                        --------         --------        --------

 General corporate income (expense):
   Corporate expense                                                      (5,946)          (5,973)         (6,253)
   Interest expense                                                       (5,569)          (3,941)         (3,705)
   Interest income                                                            66               41             132
   Gain on early extinguishment of debt                                   54,739             -               -
   Gain on legal settlement                                                 -                -              5,284
   Gain on sale of business units                                           -               1,073               -
   Other income (expense), net                                                34              313             684
                                                                        --------         --------        --------

                                                                          43,324           (8,487)         (3,858)
                                                                        --------         --------        --------

       Income (loss) before income taxes
        and reorganization costs                                          40,045          (37,218)         28,597

 Reorganization costs                                                       -                -             11,158
                                                                        --------         --------        --------

   Income (loss) before income taxes                                      40,045          (37,218)         17,439

 Provision for income taxes                                               21,622                -           1,379

 Minority interest in after-tax earnings                                       1              299            -
                                                                        --------         --------        -----

   Income (loss) before cumulative effect of
    change in accounting principle                                        18,422          (37,517)         16,060

   Cumulative effect of change in accounting
    principle                                                             19,998             -               -
                                                                        --------         --------        -----

       Net income (loss)                                                  38,420          (37,517)         16,060

   Dividends on preferred stock                                            4,683            5,940           1,223
                                                                        --------         --------        --------

   Net income (loss) available for
    common shares                                                       $ 33,737         $(43,457)       $ 14,837
                                                                        ========         ========        ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                  Years ended December 31, 2002, 2003 and 2004
                      (In thousands, except per share data)

                                                                     2002            2003            2004
                                                                     ----            ----            ----

 Basic earnings (loss) per share available for common shares:
   Income (loss) before cumulative effect
    Of change in accounting principle                            $   1.36         $ (4.32)        $  1.47

   Cumulative effect of change in
    accounting principle                                             1.99            -               -
                                                                 --------         -------         -------

     Net income (loss)                                           $   3.35         $ (4.32)        $  1.47
                                                                 ========         =======         =======

 Basic shares outstanding                                          10,067          10,068          10,068
                                                                 ========         =======         =======

 Diluted earnings (loss) per share available for common shares:
   Income (loss) before cumulative effect
    Of change in accounting principle                            $    .84         $ (4.32)        $   .57

   Cumulative effect of change in
    accounting principle                                              .92            -               -
                                                                 --------         -------         ----

     Net income (loss)                                           $   1.76         $ (4.32)        $   .57
                                                                 ========         =======         =======

 Diluted shares outstanding                                        21,823          10,068          28,043
                                                                 ========         =======         =======

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  Years ended December 31, 2002, 2003 and 2004
                                 (In thousands)



                                                                     2002            2003            2004
                                                                     ----            ----            ----

 Net income (loss)                                               $  38,420        $(37,517)       $ 16,060

 Other comprehensive income (loss), net
  of tax -
   Pension liabilities adjustment                                 (170,307)        170,307            -
                                                                 ---------        --------        -----

     Comprehensive income (loss)                                 $(131,887)       $132,790        $ 16,060
                                                                 =========        ========        ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DEBTOR-IN-POSSESSION)

                  Years ended December 31, 2002, 2003 and 2004
                                 (In thousands)



                                                                    Accumulated
                                                                       other
                                                                   comprehensive
                                                         Additional    loss -
                                     Common stock         paid-in      Pension    Accumulated    Treasury
                                  Shares      Amount      capital    Liabilities   (deficit)       stock               Total
                                  ------      ------      -------    -----------   ---------    -----------           --------


 Balance - December 31, 2001      10,062      $10,792     $53,071       $  -        $(64,187)       $(12)             $   (336)

 Net income                            -         -           -             -          38,420           -                38,420

 Issuance of common stock              6            6           -             -            -           -                     6

 Preferred stock dividends             -            -      (4,683)            -            -           -                (4,683)

 Other comprehensive loss           -            -           -         (170,307)        -             -               (170,307)
                                 -------      -------     -------     ---------     --------        ----             ---------

 Balance - December 31, 2002      10,068       10,798      48,388      (170,307)     (25,767)        (12)             (136,900)

 Net loss                           -            -           -             -         (37,517)         -                (37,517)

 Preferred stock dividends          -            -         (5,940)         -            -             -                 (5,940)

 Other comprehensive income         -            -           -          170,307         -             -                170,307
                                 -------      -------     -------     ---------     --------        ----             ---------

 Balance - December 31, 2003      10,068       10,798      42,448          -         (63,284)        (12)              (10,050)

 Net income                            -            -           -             -       16,060           -                16,060

 Preferred stock dividends          -            -         (1,223)         -            -             -                 (1,223)
                                 -------      -------     -------     ---------     --------        ----             ---------

 Balance - December 31, 2004      10,068      $10,798     $41,225     $    -        $(47,224)       $(12)            $   4,787
                                 =======      =======     =======     =========     ========        ====             =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2002, 2003 and 2004
                                 (In thousands)

                                                                            2002          2003            2004
                                                                          --------       -------        -------

 Cash flows from operating activities:
   Net income (loss)                                                      $ 38,420       $(37,517)      $ 16,060
   Depreciation and amortization                                            17,396         16,461         15,812
   Amortization of deferred financing costs                                    747            742          1,108
   Deferred income taxes                                                    21,622              -              -
   Non-cash OPEB expense                                                     5,064          7,158         15,655
   Non-cash defined benefit pension
    expense (credit)                                                        (1,604)         6,898         (6,752)
   Gain on early extinguishment of debt                                    (54,739)             -              -
   Gain on legal settlement                                                   -                 -         (5,284)
   Cumulative effect of change in accounting
    principle                                                              (19,998)          -                 -
   Reorganization costs accrued                                                  -              -         11,158
   Reorganization costs paid                                                     -              -         (8,275)
   Other, net                                                                 (882)        (1,440)           576
   Change in assets and liabilities:
     Notes and accounts receivable                                           6,901          5,887        (11,049)
     Inventories                                                            (9,177)        20,097        (29,012)
     Accounts payable                                                        1,497         (6,412)         4,237
     Other, net                                                              4,868         (5,875)         3,702
                                                                          --------       --------       --------

       Net cash provided by operating
         activities                                                         10,115          5,999          7,936
                                                                          --------       --------       --------

 Cash flows from investing activities:
   Capital expenditures                                                     (7,973)        (2,683)        (5,080)
   Proceeds from sale of business units                                          -          3,344              -
   Collection of notes receivable                                            1,127             75             75
   Restricted investments                                                      (55)          (141)        (5,467)
   Other, net                                                                    1           (619)            76
                                                                          --------       --------       --------

       Net cash used by investing
        activities                                                          (6,900)           (24)       (10,396)
                                                                          --------       --------       --------

 Cash flows from financing activities:
   Revolving credit facilities, net                                        (14,446)        (7,087)       (10,304)
   Other notes payable and long-term debt:
     Additions                                                              15,065          3,588         16,028
     Principal payments                                                     (1,354)        (2,446)        (2,537)
   Deferred financing costs paid                                            (2,480)           (30)          (727)
                                                                          --------       --------       --------

     Net cash provided (used) by financing
        activities                                                          (3,215)        (5,975)         2,460
                                                                          --------       --------       --------

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2002, 2003 and 2004
                                 (In thousands)


                                                                         2002           2003            2004
                                                                        ------         ------          ------

 Cash and cash equivalents:
   Net change from operations, investing
    and financing activities                                                  -              -              -

   Balance at beginning of year                                               -              -              -
                                                                          --------       --------       --------

   Balance at end of year                                                 $   -          $   -          $   -
                                                                          ========       ========       ========


 Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized                                 $  4,669       $  2,789       $  2,306
     Income taxes paid (refund), net                                            74             18            (27)

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies

     At December 31, 2004, Keystone Consolidated Industries, Inc. ("Keystone" or "the Company") is 50% owned by Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee. The Company may be deemed to be controlled by Contran and Mr. Simmons. At December 31, 2004, Contran owned 54,956 shares of the 71,899 shares of the Company's Redeemable Series A Preferred Stock. See Notes 6 and 7. Each share of Series A Preferred Stock is convertible, at the option of the holder, into 250 shares of the Company's common stock, (equivalent to a $4.00 per share exchange rate).

     The accompanying financial statements have been prepared under the assumption the Company will continue to operate on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if Keystone is unable to continue as a going concern. However, on February 26, 2004, Keystone and five of its direct and indirect subsidiaries filed for voluntary protection under Chapter 11 of the Federal Bankruptcy Code. Keystone and its subsidiaries filed their petitions in the U.S. Bankruptcy Court for the Eastern District of Wisconsin in Milwaukee (the "Court"). Keystone's amended plan of reorganization was accepted by the impacted constitutencies and confirmed by the Court on August 10, 2005. The Company emerged from bankruptcy protection on August 31, 2005. See Note 2.

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

     Principles of consolidation. The consolidated financial statements include the accounts of Keystone and its majority-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2004 presentation.

     Fiscal year. The Company's fiscal year is 52 or 53 weeks and ends on the last Sunday in December. Each of fiscal 2002, 2003 and 2004 were 52-week years.

     Inventories and cost of sales. Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 66% and 84% of the inventories held at December 31, 2003 and 2004, respectively. The first-in, first-out or average cost methods are used to determine the cost of all other inventories. Cost of sales include costs for materials, packing and finishing, utilities, salaries and benefits, maintenance, shipping and handling costs and depreciation.

     Property, plant and equipment and depreciation expense. Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is computed using principally the straight-line method over the estimated useful lives of 10 to 30 years for buildings and improvements and three to 12 years for machinery and equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Depreciation expense for financial reporting purposes amounted to $17,376,000, $16,459,000 and $15,812,000 during the years ended December 31, 2002, 2003 and 2004, respectively. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

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

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized in 2002 amounted to $79,000. Interest costs capitalized in each of 2003 and 2004 amounted to $3,000.

     When events or changes in circumstances indicate assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. The Company assesses impairment of goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, and the Company commenced assessing impairment of other long-lived assets (such as property and equipment) in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. The effects of the Company's Chapter 11 proceedings and reorganization or liquidation could cause management to reassess its present estimate of future cash flows currently used in its impairment analysis. See Note 2.

     Investment in joint ventures. Investments in 20% but less than majority-owned companies are accounted for by the equity method. Differences between the cost of the investments and Keystone's pro rata share of separately-reported net assets, if any, are not significant.

     Deferred financing costs. Deferred financing costs relate primarily to the issuance of substantially all of Keystone's long-term debt as well as its primary revolving credit facility and are amortized by the interest method over the respective terms of these debt facilities. Deferred financing costs are stated net of accumulated amortization of $5,699,000 and $6,808,000 at December 31, 2003 and 2004, respectively.

     Goodwill and negative goodwill. Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method. Under SFAS No. 142 goodwill is not subject to periodic amortization.

     The Company  assesses  impairment of goodwill in  accordance  with SFAS No.
142. The Company's recorded goodwill relates to a business segment that was not included in the Chapter 11 petitions filed in February 2004. See Note 2.

     Negative goodwill represented the excess of fair value over cost of individual net assets acquired in business combinations accounted for by the purchase method and was amortized by the straight-line method over 20 years through December 31, 2001. Upon adoption of SFAS No. 142, effective January 1, 2002, negative goodwill with a net book value of $20.0 million was eliminated as a cumulative effect of change in accounting principle.

     Retirement  plans  and   post-retirement   benefits  other  than  pensions.
Accounting and funding policies for retirement plans and post retirement benefits other than pensions ("OPEB") are described in Note 10.

     Environmental liabilities. Keystone records liabilities related to environmental remediation when estimated future expenditures are probable and reasonably estimable. If the Company is unable to determine that a single amount in an estimated range is more likely, the minimum amount of the range is recorded. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. At both December 31, 2003 and 2004 Keystone had such assets recorded of approximately $323,000. See Note 11.

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

     Selling, general and administrative expenses. Selling, general and administrative expenses include costs related to marketing, sales, distribution, and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Advertising costs, expensed as incurred, were $.8 million in 2002, $1.0 million in 2003 and $.6 million in 2004.

     Business interruption insurance recoveries. Business interruption insurance recoveries related to production outages due primarily to equipment failures or malfunctions are recorded as a reduction of cost of goods sold when the recovery is received. During 2002 Keystone received such business interruption insurance recoveries of approximately $934,000. Keystone did not receive any such recoveries during 2003 or 2004.

     Income (loss) per share. Basic and diluted income (loss) per share is based upon the weighted average number of common shares actually outstanding during each year. Diluted earnings per share includes the diluted impact, if any, of the Company's convertible preferred stock. The impact of outstanding stock options was antidilutive for all periods presented. The weighted average number of outstanding stock options which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive approximated 606,000, 462,000 and 374,000 in 2002, 2003 and 2004, respectively.

     Employee stock options. Keystone accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. See Notes 9 and 19. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is equal to or greater than the market price on the grant date. Compensation cost related to stock options recognized by the Company in accordance with APBO No. 25 has not been significant in each of the past three years.

     The following  table  presents what the Company's  consolidated  net income
(loss), and related per share amounts, would have been in 2002, 2003 and 2004 if Keystone would have elected to account for its stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all awards granted subsequent to January 1, 1995.

                                                                                  Years ended December 31,
                                                                             2002           2003            2004
                                                                             ----           ----            ----
                                                                                  (In thousands except per
                                                                                         share amounts)

Net income (loss) available for common
 Shares as reported                                                      $38,420         $(37,517)      $16,060
Adjustments, net of applicable income
 tax effects:
  Stock-based employee compensation
   expense under APBO No. 25                                                -               -              -
  Stock-based employee compensation
   expense under SFAS No. 123                                               (185)             (25)         -
                                                                         -------         --------       --------

Pro forma net income (loss) available for
 Common shares                                                           $38,235         $(37,542)      $16,060
                                                                         =======         ========       =======

Basic net income (loss) available for common shares per share:
 As reported                                                             $  3.35         $  (4.32)      $  1.47
 Pro forma                                                               $  3.33         $  (4.32)      $  1.47

Diluted net income (loss) available for common shares per share:
 As reported                                                             $  1.76         $  (4.32)      $   .57
 Pro forma                                                               $  1.75         $  (4.32)      $   .57

     Derivative activities. The Company has adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, Keystone has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were acquired or issued prior to January 1, 1999. Keystone is and was not a party to any significant derivative or hedging instrument covered by SFAS No. 133 and therefore the Company's financial statements are not impacted by SFAS No. 133.

     Chapter 11. Legal and professional fees incurred in connection with the Company's Chapter 11 filing have been expensed as incurred. These fees relate primarily to fees paid to lawyers and financial advisors representing Keystone as well as the other impacted constituencies. During 2004, such reorganization costs amounted to approximately $11.2 million.

     The Company has determined there is insufficient collateral to cover the interest portion of scheduled payments on its pre-petition unsecured debt. As such, the Company discontinued accruing interest on its unsecured 6% Notes and unsecured 9 5/8% Notes as of February 26, 2004, the filing date. Contractual interest on those obligations subsequent to February 26, 2004 was approximately $1.0 million, and as such, actual interest expense during 2004 exceeded recorded interest expense by the same amount. In addition, the Company also discontinued accruing dividends on its preferred stock at the filing date.

Note 2 - Bankruptcy

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

     Under Chapter 11 proceedings, actions by creditors to collect pre-petition Claims in existence at the filing date are stayed, absent specific authorization from the Court to pay such claims while the Company manages the business as a debtor-in-possession. Keystone received approval from the Court to pay certain of its pre-petition liabilities, including employee wages and certain employee benefits. See Note 12.

     Keystone filed a plan of reorganization on October 4, 2004 and amended that plan on May 26, 2005, June 21, 2005 and June 27, 2005. Keystone's amended plan of reorganization was accepted by the impacted constituencies and confirmed by the Court on August 10, 2005. The Company emerged from bankruptcy protection on August 31, 2005. Significant provisions of Keystone's amended plan of reorganization included, among other things:

o    Assumption  of  the  previously  negotiated  amendment  to  the  collective bargaining agreement with the Independent Steel Workers Alliance (the "ISWA"), Keystone's largest labor union; o Assumption of the previously negotiated agreements reached with certain retiree groups that will provide relief by permanently reducing healthcare related payments to these retiree groups from pre-petition levels;
o The Company's obligations due to pre-petition secured lenders other than its Debtor-In-Possession lenders were reinstated in full against reorganized Keystone;
o All shares of Keystone's common and preferred stock outstanding at the petition date (February 26, 2004) were cancelled;
o Pre-petition unsecured creditors with allowed claims against Keystone will receive, on a pro rata basis, in the aggregate, $5.2 million in cash, a $4.8 million secured promissory note and 49% of the new common stock of reorganized Keystone;
o Certain operating assets and existing operations of Sherman Wire Company ("Sherman Wire"), one of Keystone's pre-petition wholly-owned subsidiaries, will be sold at fair market value to Keystone, which will then be used to form and operate a newly created wholly-owned subsidiary of reorganized Keystone named Keystone Wire Products Inc.;
o Sherman Wire was also reorganized and the proceeds of the operating asset sale to Keystone and other funds will be distributed, on a pro rata basis, to Sherman Wire's pre-petition unsecured creditors as their claims are finally adjudicated;
o Sherman Wire's pre-petition wholly-owned non-operating subsidiaries, J.L. Prescott Company, and DeSoto Environmental Management, Inc. as well as Sherman Wire of Caldwell, Inc., a wholly-owned subsidiary of Keystone, will ultimately be liquidated and the pre-petition unsecured creditors with allowed claims against these entities will receive their pro-rata share of the respective entity's net liquidation proceeds; o Pre-petition unsecured creditors with allowed claims against FV Steel & Wire Company, another one of Keystone's wholly-owned subsidiaries, will receive cash in an amount equal to their allowed claims;
o One of Keystone's Debtor-In-Possession lenders, EWP Financial, LLC (an affiliate of Contran) converted $5 million of its DIP credit facility, certain of its pre-petition unsecured claims and all of its administrative claims against Keystone into 51% of the new common stock of reorganized Keystone; and
o The Board of Directors of reorganized Keystone now consists of seven individuals, two each of which were designated by Contran and the Official Committee of Unsecured Creditors (the "OCUC"), respectively. The remaining three directors qualify as independent directors (two of the independent directors were appointed by Contran with the OCUC's consent and one was appointed by the OCUC with Contran's consent).

     In addition, Keystone has obtained an $80 million secured credit facility from Wachovia Capital Finance (Central). Proceeds from this credit facility were used to extinguish Keystone's existing Debtor-In-Possession ("DIP") credit facilities, the EWP Term Loan and the EWP Revolver and to provide working capital for reorganized Keystone. The facility includes a term loan in the amount of up to $25.0 million, subject to a borrowing base calculation based on the market value of the Company's real property and equipment. To the extent there is sufficient borrowing base, the term loan portion of this credit facility can be reloaded in the amount of $10.0 million. The portion of the credit facility in excess of the term loan balance is available to the Company as a revolving credit facility subject to a borrowing base calculation based on eligible receivables and inventory balances. Interest rates on the credit facility range from the prime rate to the prime rate plus .5% depending on Keystone's excess availability, as defined in the credit agreement. The facility also provides for a LIBOR interest rate option. Under the terms of the credit facility, the Company is required to annually pay down the term loan portion of the facility in the amount of 25% of excess cash flow, as defined in the agreement, subject to a $2.0 million annual and a $5.0 million aggregate limit. The facility also includes performance covenants related to minimum levels of cash flow and fixed charge coverage ratio. Keystone paid the lender approximately $400,000 of diligence, commitment and closing fees in connection with this facility.

     At December 31, 2004, the net assets of the one subsidiary of Keystone which was not party to the bankruptcy proceeding, included in the Company's consolidated net assets, was approximately $14.2 million, consisting of current assets of $20.4 million, noncurrent assets (primarily net property and equipment) of $6.3 million, current liabilities of $8.3 million and noncurrent liabilities (primarily long-term debt) of $4.2 million.

Note 3 - Business Segment Information:

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

     The Company's operating segments are organized along its manufacturing facilities and include two reportable segments: (i) Keystone Steel and Wire ("KSW") which manufacturers and sells wire rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets and, (ii) Engineered Wire Products ("EWP") which manufactures and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges. EWP is not included in the Company's February 2004 bankruptcy proceedings. See Note 2.

     Prior to July 2003, the Company owned a 51% interest in Garden Zone LLC ("Garden Zone"), a distributor of wire, plastic and wood lawn and garden products to retailers. In July 2003, Garden Zone purchased Keystone's 51% ownership in Garden Zone.

     In addition, prior to July 2003, Keystone also operated three businesses that did not constitute reportable business segments. These businesses sold wire, nails and wire products for agricultural, industrial, construction, commercial, original manufacturers and retail consumer markets. The results of operations of these businesses are aggregated and included under the "All Other" heading in the following tables. During July 2003, Keystone transferred its operations at one of these three businesses to other Keystone facilities, and during August 2003 Keystone sold another of the businesses. As a result, as of August 2003, the "All Other" heading in the following tables only includes Sherman Wire ("Sherman").

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

                                                                                                            GAAP
                                                                                                       Adjustments,
                                                                                                         Corporate
                                                                                                           Items
                                                                 Garden         All       Segment           and
                                       KSW           EWP          Zone         Other       Total       Eliminations       Total
                                       ---           ---         ------        -----      -------      ------------       -----
                                                                               (In thousands)
Year ended December 31, 2004:

  Third party net sales             $299,117      $58,982      $  -         $  6,187    $364,286        $     49     $364,335
  Intercompany sales                  47,586         -            -           10,006      57,592         (57,592)        -
                                    --------      -------      -------      --------    --------        --------     -----
                                    $346,703      $58,982      $  -         $ 16,193    $421,878        $(57,543)    $364,335
                                    ========      =======      =======      ========    ========        ========     ========
  Depreciation and                                              $ -
   amortization                     $ 13,418      $ 1,037                   $  1,171    $ 15,626        $    186     $ 15,812
  Operating profit (loss)             10,126       10,598            -          (422)     20,302          12,153       32,455
  Identifiable segment assets        146,869       26,708            -         7,891     181,468         141,814      323,282
  Capital expenditures                 4,727          274            -            77       5,078               2        5,080

Year ended December 31, 2003:

  Third party net sales             $244,069      $35,260      $11,203      $ 16,139    $306,671        $   -        $306,671
  Intercompany sales                  30,215         -             879        11,988      43,082         (43,082)        -
                                    --------      -------      -------      --------    --------        --------     -----
                                    $274,284      $35,260      $12,082      $ 28,127    $349,753        $(43,082)    $306,671
                                    ========      =======      =======      ========    ========        ========     ========
  Depreciation and
   amortization                     $ 13,905      $ 1,014      $  -         $  1,491    $ 16,410        $     51     $ 16,461
  Operating profit (loss)            (21,388)       2,721          700        (4,579)    (22,546)         (6,185)     (28,731)
  Identifiable segment assets        121,826       20,635            -         7,765     150,226         131,968      282,194
  Capital expenditures                 2,197          380           32            74       2,683               -        2,683

Year ended December 31, 2002:

  Third party net sales             $256,290      $32,935      $ 9,523      $ 36,087    $334,835        $   -        $334,835
  Intercompany sales                  34,528         -           1,221         9,398      45,147         (45,147)        -
                                    --------      -------      -------      --------    --------        --------     -----
                                    $290,818      $32,935      $10,744      $ 45,485    $379,982        $(45,147)    $334,835
                                    ========      =======      =======      ========    ========        ========     ========
  Depreciation and                                                $  -
   amortization                     $ 14,693      $ 1,006                   $  1,646    $ 17,345        $     51     $ 17,396
  Operating profit (loss)             (3,921)       2,743           85        (2,971)     (4,064)            785       (3,279)
  Identifiable segment assets        157,321       18,130        4,186        18,537     198,174          17,321      215,495
  Capital expenditures                 7,597          164            -           208       7,969               4        7,973


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

                                                                                 Years ended December 31,
                                                                           2002            2003             2004
                                                                           ----            ----             ----
                                                                                      (In thousands)

Operating income (loss)                                                    $(3,279)        $(28,731)        $ 32,455
General corporate items:
  Interest income                                                               66               41              132
  Other income                                                                  34            1,386              684
  General income (expenses), net                                            (5,946)          (5,973)          (6,253)
  Gain on early extinguishment of debt                                      54,739                -                -
  Gain on legal settlement                                                    -                   -            5,284
  Interest expense                                                          (5,569)          (3,941)          (3,705)
                                                                           -------         --------         --------

  Income (loss) before income taxes and
   reorganization costs                                                    $40,045         $(37,218)        $ 28,597
                                                                           =======         ========         ========

     Substantially all of the Company's assets are located in the United States. Information concerning geographic concentration of net sales based on location of customer is as follows:

                                                                                Year ended December 31,
                                                                        2002              2003             2004
                                                                        ----              ----             ----
                                                                                    (In thousands)

United States                                                           $316,361          $303,668          $359,575
Canada                                                                     1,400             2,876             4,437
Great Britain                                                                214               125               180
Ireland                                                                        -              -                   80
Australia                                                                      5              -                   63
Japan                                                                       -                    2              -
                                                                        --------          --------          --------

                                                                        $317,980          $306,671          $364,335
                                                                        ========          ========          ========

Note 4 - Joint ventures

     In January 1999, Keystone and two unrelated parties formed Garden Zone to supply wire, wood and plastic products to the consumer lawn and garden market. Prior to July 2003, Keystone owned 51% of Garden Zone and, as such, Keystone's consolidated financial statements included the accounts of Garden Zone. Neither Keystone nor the other owners contributed capital or assets to the Garden Zone joint venture, but Keystone did guarantee 51% of Garden Zone's $4 million revolving credit agreement. See Note 6. Garden Zone commenced operations in February 1999 and its net income since that date, of which 51% accrued to Keystone for financial reporting purposes, has been insignificant. In July 2003, Garden Zone purchased Keystone's 51% ownership in Garden Zone.

     In July 1999, Keystone formed ARC, a joint venture with Alter Peoria, Inc., to operate a ferrous scrap recycling operation at Keystone's facility in Peoria, Illinois. ARC sells ferrous scrap to Keystone and others. Upon formation, Keystone contributed the property and equipment of its Peoria ferrous scrap facility (net book value of approximately $335,000) to the joint venture in return for its 50% ownership interest. Keystone is not required to, nor does it currently anticipate it will, make any other contributions to fund or operate this joint venture. Keystone has not guaranteed any debt or other liability of the joint venture. Keystone recognized no gain or loss upon formation of ARC and the investment in ARC is accounted for by the equity method. In addition, Keystone sold its ferrous scrap facility's existing inventory to ARC upon commencement of ARC's operations. Prior to 2001, Keystone had reduced its investment in ARC to zero due to operating losses incurred by ARC. During 2002, 2003 and 2004, Keystone purchased approximately $5.2 million, $5.5 million and $4.3 million respectively of ferrous scrap from ARC.

Note 5 - Inventories

                                                                                             December 31,
                                                                                         2003           2004
                                                                                         ----           ----
                                                                                           (In thousands)
 Steel and wire products:
   Raw materials                                                                         $ 5,937        $15,142
   Work in process                                                                         5,694         21,305
   Finished products                                                                      12,818         28,941
   Supplies                                                                               12,693         14,844
                                                                                         -------        -------
                                                                                          37,142         80,232
   Less LIFO reserve                                                                      13,137         27,215
                                                                                         -------        -------
                                                                                         $24,005        $53,017


Note 6 - Notes payable and long-term debt

     Substantially all of the indebtedness at December 31, 2003, described below other than EWP's revolving credit facility and term note, is a Pre-petition Claim under the Chapter 11 filing. Of such Pre-petition Claim indebtedness, the unsecured 6% Notes and the unsecured 9 5/8% Notes are classified as liabilities subject to compromise at December 31, 2004, and Keystone ceased to accrue interest on such indebtedness upon filing for Chapter 11 on February 26, 2004. See Note 12.

                                                                                             December 31,
                                                                                         2003           2004
                                                                                         ----           ----
                                                                                           (In thousands)

 Revolving credit facilities:
   Keystone                                                                              $ 16,863        $  -
   EWP                                                                                      3,997          1,989
 DIP facilities:
   Congress                                                                                     -         17,804
   EWP                                                                                          -          5,000
 8% Notes                                                                                  28,116         28,116
 6% Notes                                                                                  16,031              -
 9 5/8% Notes                                                                               6,150              -
 Term loans:
   Keystone                                                                                 6,365              -
   County                                                                                  10,000         10,000
   EWP                                                                                          -          5,513
 Other                                                                                        153            259
                                                                                          -------        -------
                                                                                           87,675         68,681
   Less current maturities                                                                 55,451         54,336
                                                                                          -------        -------

                                                                                          $32,224        $14,345

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

     The 8% Notes bear simple interest at 8% per annum, one-half of which will be paid in cash on a semi-annual basis and one-half will be deferred and be paid together with the principal in three installments, one-third in each of March 2007, 2008 and 2009. The 8% Notes are collateralized by a second-priority lien on substantially all of the existing fixed and intangible assets of the Company and its subsidiaries (excluding EWP), other than the real property and other fixed assets comprising Keystone's steel mill in Peoria, Illinois, on which there is a third-priority lien. Keystone may redeem the 8% Notes, at its option, in whole or in part at any time with no prepayment penalty. The 8% Notes are subordinated to all existing senior indebtedness of Keystone, including, without limitation, the revolving credit facilities of Keystone and EWP, the Keystone Term Loan (as defined below) and, to the extent of the Company's steel mill in Peoria, Illinois, the County Term Loan (as defined below). The 8% Notes rank senior to any expressly subordinated indebtedness of Keystone, including the 6% Notes. In October 2002, Contran purchased $18.3 million of the total $19.8 million principal amount at maturity of the 8% Notes. As such, approximately $26.0 million of the recorded $28.1 million liability for the 8% Notes at both December 31, 2003 and 2004 was payable to Contran.

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

     Also as a part of its efforts to restructure the 9 5/8% Notes, in April 2002, Keystone received a new $5 million term loan (the "Keystone Term Loan") from the same lender providing the Keystone revolving credit facility. The Keystone Term Loan bears interest at prime plus 1.0% (5.5% at December 31,
2004). The Keystone Term Loan is collateralized by a first-priority lien on all of the fixed assets of the Company and its subsidiaries, other than EWP. Proceeds from the Keystone Term Loan were used by Keystone to reduce the outstanding balance of Keystone's revolving credit facility. In November 2003, Keystone increased the then $3.0 million outstanding balance on the Keystone Term Loan by $3.5 million. Principal payments on the amended Keystone Term Loan are due in 48 monthly installments through December 2007. Proceeds from the amended Keystone Term Loan were used by Keystone to reduce the outstanding balance of Keystone's revolving credit facility. The Keystone Term Loan comprises a portion of the Congress DIP Facility discussed below.

     Keystone's primary revolving credit facility ("the Keystone Revolver"), as amended in November 2003, provides for revolving borrowings of up to $45 million based upon formula-determined amounts of trade receivables and inventories. Borrowings bear interest at the prime rate plus 1.0%, and are collateralized by certain of the Company's trade receivables and inventories. In addition, the Keystone Revolver is cross-collateralized with junior liens on certain of the Company's property, plant and equipment. The effective interest rate on outstanding borrowings under the Keystone Revolver was 5.5% at December 31, 2004. At December 31, 2004, $3.8 million of letters of credit were outstanding, and $25.1 million was available for additional borrowings. The Keystone Revolver requires the Company's daily net cash receipts to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances so long as there is an outstanding balance under the Keystone Revolver. Accordingly, any outstanding balances under the Keystone Revolver are always classified as a current liability, regardless of the maturity date of the facility. The Keystone Revolver contains restrictive covenants, including certain minimum working capital and net worth requirements, maintenance of financial ratios requirements and other customary provisions relative to payment of dividends on Keystone's common stock and on the Company's Redeemable Series A Preferred Stock. Due to the Chapter 11 filings, the Company is no longer required to adhere to these covenants. The Keystone Revolver comprises a portion of the Congress DIP Facility discussed below.

     EWP's $7 million revolving credit facility (the "EWP Revolver") as amended expires in September 2005. Borrowings under the EWP Revolver, as amended in March 2005, bear interest at LIBOR plus 2.45% (4.8% at December 31, 2004). Prior to January 2004, borrowings under the EWP Revolver bore interest at either the prime rate or LIBOR plus 2.25%. At December 31, 2004, $5.3 million was available for additional borrowings under the EWP revolver. EWP's accounts receivable and inventories collateralize the EWP Revolver. The EWP Revolver Agreement contains covenants with respect to working capital, additional borrowings, payment of dividends and certain other matters.

     In January 2004, EWP received a new $6.75 million term loan ("the EWP Term Loan") from the same lender providing the EWP Revolver. The EWP Term Loan bears interest at LIBOR plus 2.5%, is due in monthly installments of $112,500 plus accrued interest and a balloon payment upon the maturity date, as amended, on March 31, 2005. In addition, the EWP Term Loan, is collateralized by a lien on all of the fixed assets of EWP and cross-collateralized with the EWP Revolver. Proceeds from the EWP Term Loan were used to repay intercompany indebtedness to Keystone. Keystone used the proceeds to reduce the outstanding balance of the Keystone Revolver.

     During 2002 the Garden Zone Revolver bore interest at the LIBOR rate plus 2%. Garden Zone's accounts receivable and inventories collateralized the Garden Zone Revolver.

     In addition, EWP Financial LLC ("EWPFLLC"), a wholly-owned subsidiary of Contran had agreed to loan the Company up to an aggregate of $6 million under the terms of a revolving credit facility that matured on February 29, 2004. This facility was collateralized by the common stock of EWP owned by Keystone. The Company did not borrow any amounts under such facility. However, EWPFLLC issued a $250,000 letter of credit for the benefit of the Company under this revolving credit facility which is outstanding at December 31, 2004.

     During 2002 and 2003, Garden Zone paid interest on a $474,000 advance from one of its other owners of approximately $23,000 and $11,000, respectively. The advance bore interest at the prime rate.

     At December 31, 2003, Keystone was not in compliance with certain financial covenants included in the Keystone Revolver. Under the terms of the Keystone Revolver, failure to comply with these covenants is considered an event of default and gives the lender the right to accelerate the maturity of both the Keystone Revolver and the Keystone Term Loan. As such, the Keystone Term Loan was classified as a current liability at December 31, 2003. In addition, the indenture governing Keystone's 8% Notes provides the holders of such Notes with the right to accelerate the maturity of the Notes in the event of a default by Keystone resulting in an acceleration of the maturity of any of the Company's other secured debt. As such, the 8% Notes were also classified as a current liability at December 31, 2003 and 2004.

     On March 15, 2004, the Court approved two new debtor-in-possession financing facilities (the "DIP Order). The first debtor-in-possession financing facility consists of an Assumption Agreement whereby the pre-petition lender on the Keystone Revolver and Keystone Term Note agreed to convert those credit facilities to a debtor-in-possession facility (collectively, the "Congress DIP Facility"). The terms of the respective facilities comprising the Congress DIP Facility are relatively unchanged from the respective pre-petition facilities with the exception of the elimination of the existing financial covenants and the granting of a second lien on the stock of EWP owned by Keystone. In connection with the approval of the Congress DIP Facility, the Keystone Term Note was increased by $4.0 million. Approximately $2.0 million of these proceeds were applied to the Keystone Revolver portion of the Congress DIP Facility and the remainder was used to fund Keystone's working capital needs. However, the Congress DIP Facility lender applied an availability reserve of approximately $2.0 million to the borrowing base of the Keystone Revolver in connection with the increase in Keystone Term Note resulting in no net increase in availability under the Keystone Revolver at that time. The Keystone Term Note requires monthly principal payments of $100,000. The Congress DIP Facility matures the earliest to occur of September 30, 2005, payment in full of the Congress DIP Facility, confirmation of a plan of reorganization of Keystone, an event of default or upon certain other events. The Congress DIP Facility required a facility fee of $375,000, half of which was paid at inception and half of which was paid in August 2004. In addition, EWPFLLC has a $2.0 million participation in the Congress DIP Facility. Upon emergence from bankruptcy in August 2005, Keystone's new $80 million secured credit facility from Wachovia Capital Finance (Central) was used to extinguish the Congress DIP facility. See Note 2.

     The second debtor-in-possession financing facility comprising the DIP Order is a $5 million revolving credit facility with EWPFLLC, (the "EWP DIP Facility"). Advances under the EWP DIP Facility bear interest at the prime rate plus 3.0% per annum and are collateralized by the common stock of EWP owned by Keystone. Proceeds from the EWP DIP Facility were used to fund Keystone's working capital needs. The EWP DIP Facility requires Keystone to abide by specified cash budgets. In addition, the EWP DIP Facility requires EWPFLLC to fund up to an additional $2 million through a participation in the Congress DIP Facility upon the Company's realization of certain milestones. The Company met such milestones and in April 2004, this additional funding was made. The EWP DIP Facility, as amended, matures upon confirmation of a plan of reorganization of Keystone, closing of a sale of EWP, an event of default under the EWP Term Note, an event of default under the Congress DIP Facility or upon certain other events. The EWP DIP Facility required a facility fee of $100,000, half of which was paid at inception and half of which was paid in August 2004. In addition, during 2004, Keystone paid EWPFLLC approximately $238,000 of interest under this facility. Upon emergence from bankruptcy in August 2005, Keystone's new $80 million secured credit facility from Wachovia Capital Finance (Central) was used to extinguish the EWP DIP facility. See Note 2.

     Certain of the Company's indebtedness was cancelled or restructured in connection with the Company's Chapter 11 filing and Keystone's emergence therefrom. See Note 2. Accordingly, the Company has not presented a table of aggregate future maturities of indebtedness, as such table is not meaningful.

     The Company's revolving credit facilities, DIP facilities and the Keystone and EWP Term Loans reprice with changes in interest rates. Due to the significant uncertainties surrounding the Company's Chapter 11 filings, management is unable to estimate the aggregate fair value of Keystone's fixed rate notes ($60.5 million book value at both December 31, 2003 and 2004). The book value of all other indebtedness at December 31, 2003 and 2004 is deemed to approximate market value.

Note 7 - Series A Preferred Stock:

     In connection with the Exchange Offer, Keystone issued 59,399 shares of Series A 10% Cumulative Convertible Pay-In-Kind Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock has a stated value of $1,000 per share and has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The Series A Preferred Stock has an annual dividend commencing in December 2002 of $100 per share, and such dividends may be paid in cash or, at the Company's option, in whole or in part in new Series A Preferred Stock based on their stated value. The amount of dividends accrued at December 31, 2003 ($10.6 million) and December 31, 2004 ($11.8 million, all of which was included in Liabilities Subject to Compromise, see Note 12.) has been determined based on the assumption such dividends will be paid in cash rather than in the form of additional shares of Series A Preferred Stock.Each share of Series A Preferred Stock may be converted into 250 shares of Keystone common stock at the exchange rate of $4.00 per share based on the stated value of each Series A share. The Company may redeem the Series A Preferred Stock at any time, in whole or in part, at a redemption price of $1,000 per share plus accrued and unpaid dividends. In addition, in the event of certain sales of the Company's assets outside the ordinary course of business, the Company will be required to offer to purchase a specified portion of the Series A Preferred Stock, at a purchase price of $1,000 per share plus accrued and unpaid dividends, based upon the proceeds to the Company from such asset sale. Otherwise, holders of the Series A Preferred Stock have no mandatory redemption rights.

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

     The Company discontinued accruing dividends on its Series A Preferred Stock upon filing for Chapter 11 on February 26, 2004.

     All of the Company's Series A Preferred Stock was cancelled in connection with Keystone's emergence from Chapter 11 on August 31, 2005. See Note 2.

Note 8 - Income taxes

     Summarized below are (i) the differences between the provision (benefit) for income taxes and the amounts that would be expected using the U. S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision (benefit) for income taxes.

                                                                                    Years ended December 31,
                                                                                2002          2003          2004
                                                                                ----          ----          ----
                                                                                         (In thousands)

 Expected tax provision (benefit), at
  statutory rate                                                                $14,016      $(13,026)     $  6,104
 U.S. state income taxes (benefit), net                                           2,022        (1,093)          559
 Deferred tax asset valuation allowance                                           5,536        19,088        (8,808)
 Capitalize reorganization costs                                                      -             -         3,840
 Release of contingency reserve                                                       -        (5,292)            -
 Other, net                                                                          48           323          (316)
                                                                                -------      --------      --------

 Provision for income taxes                                                     $21,622      $   -         $  1,379
                                                                                =======      ========      ========

 Provision (benefit) for income taxes:
   Currently payable (refundable):
     U.S. federal                                                               $   (34)     $    (27)     $    914
     U.S. state                                                                      34            27           465
                                                                                -------      --------      --------

       Net currently payable                                                          -          -            1,379
   Deferred income taxes, net                                                    21,622          -             -
                                                                                -------      --------      --------

                                                                                $21,622      $   -         $  1,379
                                                                                =======      ========      ========
 Comprehensive provision for income taxes allocable to:
   Income before cumulative effect
    of change in accounting principle                                           $21,622      $   -         $  1,379
   Other comprehensive loss -
     Pension liability                                                             -             -             -
                                                                                -------      --------      --------

                                                                                $21,622      $   -         $  1,379
                                                                                =======      ========      ========

     The components of the net deferred tax asset are summarized below.

                                                                                           December 31,
                                                                                2003                        2004
                                                                      --------------------------------------------------------
                                                                        Assets     Liabilities      Assets      Liabilities
                                                                                          (In thousands)

 Tax effect of temporary differences relating to:
   Inventories                                                           $  3,524       $   -        $  6,008       $   -
   Property and equipment                                                       -         (5,218)           -         (4,445)
   Pensions                                                                     -        (49,409)           -        (52,043)
   Accrued OPEB cost                                                       46,172              -       53,401              -
   Accrued liabilities and other deductible
    differences                                                            14,322              -       13,396              -
   Other taxable differences                                                2,607           -           3,315           -
   Net operating loss carryforwards                                        20,876              -        3,493              -
   Alternative minimum tax credit carryforwards                             6,260              -        7,201              -
   Deferred tax asset valuation allowance                                 (39,134)          -         (30,326)          -
                                                                         --------       --------     --------       -----

     Gross deferred tax assets                                             54,627        (54,627)      56,488        (56,488)
 Reclassification, principally netting by tax
  jurisdiction                                                            (54,627)        54,627      (56,488)        56,488
                                                                         --------       --------     --------       --------

     Net deferred tax asset                                                     -              -            -              -
 Less current deferred tax asset, net of pro rata
  allocation of deferred tax asset valuation
  allowance                                                                  -              -            -              -
                                                                          -------        -------     --------       -----

     Noncurrent net deferred tax asset                                    $  -           $  -        $   -          $   -
                                                                          =======        =======     ========       =====

                                                                                    Years ended December 31,
                                                                                2002          2003          2004
                                                                                ----          ----          ----
                                                                                         (In thousands)

 Increase (decrease) in valuation allowance:
   Increase in certain deductible temporary
    differences which the Company believes do
    not meet the "more-likely-than-not"
    recognition criteria:
       Recognized in net income (loss)                                          $ 5,536      $ 21,995      $ (8,808)
         Offset to the change in gross deferred
          income tax assets due principally to
          redetermination of certain tax attributes                                -           (2,907)            -
       Recognized in other comprehensive loss -
        pension liabilities                                                      66,420       (66,420)         -
                                                                                -------      --------      -----

                                                                                $71,956      $(47,332)     $ (8,808)
                                                                                =======      ========      ========

     At December 31, 2004, Keystone had (i) approximately $7.2 million of alternative minimum tax credit carryforwards which have no expiration date and
(ii) net operating loss carryforwards of approximately $7.8 million which expire in 2023 through 2024, and which may be used to reduce future taxable income of the entire Company. See Note 2.

     The Company's emergence from Chapter 11 on August 31, 2005 did not result in an ownership change within the meaning of Section 382 of the Internal Revenue Code.

     At December 31, 2004, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices; financial restructuring efforts and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test. As such, the Company has provided a deferred tax asset valuation allowance to offset its gross deferred income tax asset. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the valuation allowance related to its deferred tax assets in the future.

Note 9 - Stock options, warrants and stock appreciation rights plan

     In 1997, Keystone adopted its 1997 Long-Term Incentive Plan (the "1997 Plan"). Under the 1997 Plan, the Company may make awards that include, but need not be limited to, one or more of the following types: stock options, stock appreciation rights, restricted stock, performance grants and any other type of award deemed consistent with the purposes of the plan. Subject to certain adjustments, an aggregate of not more than 500,000 shares of Keystone's common stock may be issued under the 1997 Plan. Stock options granted under the 1997 Plan may include options that qualify as incentive stock options as well as options which are not so qualified. Incentive stock options are granted at a price not less than 100%, or in certain instances, 110% of a fair market value of such stock on the date of the grant. Stock options granted under the 1997 Plan may be exercised over a period of ten, or in certain instances, five years. The vesting period, exercise price, length of period during which awards can be exercised, and restriction periods of all awards are determined by the Incentive Compensation Committee of the Board of Directors. At December 31, 2004, there were 225,000 options outstanding under this plan.

     During 1997, the Company granted all remaining options available under Keystone's 1992 Option Plan. At December 31, 2004, there were 144,000 options outstanding under this plan.

     Changes in outstanding options, including options outstanding under the former 1992 Option Plan, pursuant to which no further grants can be made are summarized in the table below.

                                                                              Price per           Amount payable
                                                             Options           share              upon exercise

 Outstanding at December 31, 2001                              656,300     $4.25 -$13.94              $5,453,506

   Canceled                                                   (169,000)     5.50 -  9.19              (1,465,838)
                                                              --------     -------------             -----------

 Outstanding at December 31, 2002                              487,300      4.25 - 13.94               3,987,668

   Canceled                                                    (61,300)     5.13 - 10.25                (522,824)
                                                              --------     -------------             -----------

 Outstanding at December 31, 2003                              426,000      4.25 - 13.94               3,464,844

   Canceled                                                    (57,000)     8.13 - 10.25                 488,625
                                                              --------     -------------             -----------

 Outstanding at December 31, 2004                              369,000     $4.25 -$13.94              $2,976,219
                                                              ========     =============              ==========

     The following table summarizes weighted average information about fixed stock options outstanding at December 31, 2004.

                                          Outstanding                                      Exercisable
                                              Weighted Average                                 Weighted Average
       Range of                           Remaining                                        Remaining
       Exercise                          Contractual        Exercise                      Contractual        Exercise
        Prices             Options          Life              Price        Options           Life              Price
      ----------           -------       -----------        --------       -------        -----------        -------

$ 4.25-$ 5.50             82,500            5.2 years         $ 5.17      82,500             5.2 years        $ 5.17
$ 7.63-$ 9.19            266,500            2.8 years         $ 8.52     266,500             2.8 years        $ 8.52
    $13.94                20,000            2.8 years         $13.94      20,000             2.8 years        $13.94
                         -------                                         -------
                         369,000            3.3 years         $ 8.07     369,000             3.3 years        $ 8.07
                         =======                                         =======

     At December 31, 2004, options to purchase all 369,000 shares outstanding were exercisable (none at prices lower than the December 31, 2004 quoted market price of $.07 per share). At December 31, 2004, an aggregate of 275,000 shares were available for future grants under the 1997 Plan.

     The pro forma information included in Note 1, required by SFAS No. 123, as amended, is based on an estimation of the fair value of options issued subsequent to January 1, 1995. There were no options granted in 2002, 2003 or 2004. The fair values of the options granted subsequent to January 1, 1995 and prior to January 1, 2001 were calculated using the Black-Scholes stock option valuation model. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options. The pro forma impact on net income (loss) per share disclosed in Note 1 is not necessarily indicative of future effects on net income (loss) or earnings (loss) per share.

     All of the Company's outstanding common stock and stock options were cancelled in connection with Keystone's emergence from Chapter 11 on August 31, 2005. See Note 2.

Note 10 - Pensions and other post retirement benefits plans

     Keystone sponsors several pension plans and other post retirement benefit plans for its employees and certain retirees. Under plans currently in effect, most active employees would be entitled to receive OPEB upon retirement. The Company uses a December 31st measurement date for its defined benefit pension and OPEB plans. The following tables provide a reconciliation of the changes in the plans' projected benefit obligations and fair value of assets for the years ended December 31, 2003 and 2004:

                                                             Pension Benefits                   Other Benefits
                                                         -----------------------            ---------------------
                                                          2003             2004             2003             2004
                                                          ----             ----             ----             ----
                                                                               (In thousands)

Change in projected benefit Obligations ("PBO"):
  Benefit obligations at beginning of year              $ 341,388         $362,064        $ 171,252        $ 233,042
  Service cost                                              3,456            3,335            2,826            2,866
  Interest cost                                            21,586           20,902           11,849           11,033
  Participant contributions                                     -                -            1,734              929
  Plan amendment                                                -                -                -          (39,014)
  Settlement                                                    -                -                -           (9,115)
  Actuarial loss                                           21,914           25,659           57,460           12,751
  Benefits paid                                           (26,280)         (27,259)         (12,079)          (6,183)
                                                        ---------         --------        ---------        ---------

    Benefit obligations at end of year                  $ 362,064         $384,701        $ 233,042        $ 206,309
                                                        =========         ========        =========        =========

Change in plan assets:
  Fair value of plan assets at beginning
    of year                                              $286,992         $372,218           $    -        $    -
  Actual return (loss) on plan assets                     111,506           79,421                -                -
  Employer contributions                                        -                -           10,345            5,254
  Participant contributions                                     -                -            1,734              929
  Benefits paid                                           (26,280)         (27,259)         (12,079)          (6,183)
                                                        ---------         --------        ---------        ---------

    Fair value of plan assets at end
     of year                                            $ 372,218         $424,380        $    -           $    -
                                                        =========         ========        =========        =========

Funded status at end of the year:
  Plan assets greater (less) than PBO                   $  10,154         $ 39,679        $(233,042)       $(206,309)
    Unrecognized actuarial losses                         105,566           83,674          113,944          107,546
    Unrecognized prior service credit
     due to plan amendment                                      -             -                -             (36,333)
    Unrecognized prior service cost
     (credit)                                              10,971           10,090           (2,150)          (1,807)
                                                        ---------         --------        ---------        ---------

                                                        $ 126,691         $133,443        $(121,248)       $(136,903)
                                                        =========         ========        =========        =========

Amounts recognized in the balance sheet:
  Prepaid pension cost                                  $ 126,691         $133,443        $    -           $    -
  Accrued benefit costs:
    Current                                                     -             -             (11,255)               -
    Noncurrent                                               -                -            (109,993)         (13,478)
    Liabilities subject to compromise                        -                -                -            (123,425)
                                                        ---------         --------        ---------        ---------

                                                        $ 126,691         $133,443        $(121,248)       $(136,903)
                                                        =========         ========        =========        =========

     The rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2003 and 2004 are shown in the following table:

                                                                        Pension Benefits             Other Benefits
                                                                      2003         2004            2003         2004

Discount rate                                                           6.0%        5.65%            6.0%        5.65%
Rate of compensation increase                                           3.0%        3.00%            -           -

     The rate assumptions used in determining the net periodic pension and other retiree benefit expense during 2002, 2003 and 2004 are shown in the following table:

                                                   Pension Benefits                        Other Benefits
                                             -----------------------------         ----------------------------
                                             2002        2003         2004         2002        2003        2004
                                             ----        ----         ----         ----        ----        ----

Discount rate                                  7.0%        6.5%        6.0%          7.0%        6.5%        6.0%
Expected return on plan assets                10.0%       10.0%       10.0%          -           -           -
Rate of compensation increase                  3.0%        3.0%        3.0%          -           -           -


     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2002, 2003 and 2004:

                                                       Pension Benefits                    Other Benefits
                                                 ----------------------------       -----------------------------
                                                 2002        2003        2004       2002        2003         2004
                                                 ----        ----        ----       ----        ----         ----
                                                                          (In thousands)

Service cost                                   $  3,041    $  3,456    $  3,335     $ 1,890     $ 2,826      $ 2,866
Interest cost                                    21,938      21,586      20,902      10,722      11,849       11,033
Expected return on plan assets                  (31,983)    (27,376)    (35,860)          -           -            -
Amortization of unrecognized:
  Prior service cost                                882         882         882        (343)       (343)        (343)
  Prior service cost due to
   plan amendment                                     -        -           -           -           -          (2,681)
  Actuarial losses                                4,518       8,350       3,989       1,991       3,171        4,879
                                               --------    --------    --------     -------     -------      -------

Net periodic benefit cost (credit)               (1,604)      6,898      (6,752)     14,260      17,503       15,754
Settlement loss                                    -           -           -           -           -           5,155
                                               --------    --------    --------     -------     -------      -------

Total benefit cost (credit)                    $ (1,604)   $  6,898    $ (6,752)    $14,260     $17,503      $20,909
                                               ========    ========    ========     =======     =======      =======


     At December 31, 2004, the accumulated benefit obligation for the Company's pension and OPEB plans was approximately $379.2 million and $206.3 million, respectively (2003 - $354.9 million and $232.0 million, respectively).

     At December 31, 2002, the accumulated benefit obligation for Keystone's defined benefit pension plan (the "Plan") approximated $335.6 million. Due to a decline in the value of the Plan's assets during 2002, and a decrease in the discount rate from December 31, 2001 to 2002, the Plan's accumulated benefit obligation at December 31, 2002 exceeded the Plan's assets at that date. As a result, SFAS No. 87, Employers' Accounting for Pensions, provides that the Company is required to record an additional minimum liability that is at least equal to the amount by which the Plan's accumulated benefit obligation exceeds the Plan's assets (or $182.2 million at December 31, 2002), eliminate any recorded prepaid pension cost, record an intangible asset equal to the amount of any unrecognized prior service cost and charge a separate component of stockholders' equity for the difference. As such, during the fourth quarter of 2002, Keystone recorded an additional minimum pension liability of $182.2 million, an intangible pension asset of $11.9 million and charged a separate component of stockholders' equity for $170.3 million. During 2003, the Plan's assets exceeded the accumulated benefit obligation. As such, the previously recorded additional minimum liability, intangible pension asset were eliminated through the separate component of stockholders' equity.

     At December 31, 2004, substantially all of the plan's net assets were invested in the Combined Master Retirement Trust ("CMRT"), a collective investment trust established by Valhi, Inc. ("Valhi"), a majority-owned subsidiary of Contran, to permit the collective investment by certain master trusts which fund certain employee benefit plans maintained by Contran, Valhi and related companies, including the Company. The remainder of the Plan's assets at December 31, 2004 were primarily invested in real estate. Harold C. Simmons is the sole trustee of the CMRT. Mr. Simmons and two members of Keystone's board of directors and Master Trust Investment Committee comprise the Trust Investment Committee for the CMRT. Neither Mr. Simmons nor the Keystone directors receive any compensation for serving in such capacities.

     The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. The trustee of the CMRT and the CMRT's Trust Investment Committee actively manage the investments of the CMRT. Such parties have in the past, and may in the future, change the asset mix of the CMRT based upon, among other factors, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall long-term rate of return. For 2002, 2003 and 2004, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of such long-term rate of return assumption, the Company considered, among other things, the historical rate of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. During the 17-year history of the CMRT through December 31, 2004, the average annual rate of return has been 12.7%. At December 31, 2003, the asset mix of the CMRT was 63% in U.S. equity securities, 24% in U.S. fixed income securities, 7% in international equity securities and 6% in cash and other investments. At December 31, 2004, the asset mix of the CMRT was 77% in U.S. equity securities, 14% in U.S. fixed income securities, 7% in international equity securities and 2% in cash and other investments.

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

     In general, prior to February 1, 2004, Keystone's post retirement benefit plans provided certain life insurance, Medicare Part B and medical benefits to eligible retirees. Effective February 1, 2004, the Company's OPEB plans were amended to permanently and unilaterally terminate all future medical benefits to retirees that were not covered under a union contract or an otherwise court ordered plan. However, these current and future retirees will retain their existing post-retirement life insurance and Medicare Part B reimbursement benefits (as only the medical and prescription drug benefits were terminated). For the groups that did not have Medicare Part B reimbursement, this change resulted in a settlement of liabilities from the plan. The net loss of $5.2 million due to this settlement is reflected in the 2004 OPEB expense.

     At December 31, 2004, the expected increase in future health care costs was 10% for 2005, declining gradually to 5% in 2010 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                            Change in Health Care Cost Trend
                                                                         1% Increase               1% Decrease
                                                                                     (In thousands)

Increase (decrease):
  Effect on total of service and interest
    cost components for the year ended
    December 31, 2004                                                         $ 2,796                  $ (2,193)

  Effect on postretirement benefit
    obligation at December 31, 2004                                           $37,187                  $(29,527)


     Keystone's post retirement benefit plans were altered in connection with the Company's Chapter 11 filing and emergence therefrom . See Note 2.

     The Company does not anticipate it will be required to make any contributions to its defined benefit pension plan during 2005. As a result of the changes made to the Company's post retirement benefit plans in connection with Keystone's Chapter 11 filing and emergence therefrom, Keystone anticipates it will contribute approximately $7.9 million to its post retirement benefit plans during 2005.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years ended December 31,:

                                                                             Pension                   Other
                                                                             Benefits                Benefits
                                                                                      (In thousands)

2005                                                                          $ 26,944                 $ 7,917
2006                                                                          $ 26,774                 $ 4,254
2007                                                                          $ 26,635                 $ 4,453
2008                                                                          $ 26,547                 $ 4,500
2009                                                                          $ 26,587                 $ 4,500
2010 - 2014                                                                   $136,541                 $22,500

     The Company also maintains several defined contribution pension plans. Expense related to these plans was $2.5 million in 2002, $1.5 million in 2003 and $1.3 million in 2004.

Note 11 - Other accrued liabilities

                                                                                           December 31,
                                                                                       2003             2004
                                                                                       ----             ----
                                                                                           (In thousands)
 Current:
   Employee benefits                                                                    $10,320          $12,019
   Reorganization costs                                                                       -            2,883
   Income taxes                                                                               -            1,405
   Self insurance                                                                         4,937            1,064
   Legal and professional                                                                   964              358
  Interest                                                                                  326               26
  Disposition of former facilities                                                          680               13
   Environmental                                                                         13,044                -
   Deferred vendor payments                                                               3,477                -
   Other                                                                                  3,396            1,196
                                                                                        -------          -------

                                                                                        $37,144          $18,964
                                                                                        =======          =======
 Noncurrent:
   Workers compensation payments                                                        $ 1,941          $   988
   Deferred vendor payments                                                               7,193                -
   Environmental                                                                          6,722                -
   Interest                                                                                 709                -
   Other                                                                                    101             -
                                                                                        -------          -------

                                                                                        $16,666          $   988
                                                                                        =======          =======

     During the fourth quarter of 2004, Keystone received a $5.2 million Court ordered settlement from a former vendor relative to the Company's Chapter 11 filing and consigned inventory and related balances due to that vendor. The $5.2 million is shown as gain from legal settlement on the Company's 2004 statement of operations. In connection with negotiations with its unsecured creditors relative to Keystone's emergence from Chapter 11, the Company agreed to deposit the $5.2 million into a restricted cash account. The funds in this account were released to the unsecured creditors upon Keystone's emergence from Chapter 11 on August 31, 2005. The balance in this account is shown as a restricted investment in current assets on the Company's December 31, 2004 balance sheet.

     During the first quarter of 2002, two of the Company's major vendors representing approximately $16.1 million of trade payables, agreed to be paid over a five-year period ending in March 2007 with no interest. The repayment of a portion of such deferred vendor payments could be accelerated if the Company achieves specified levels of future earnings. As a result of the Company's Chapter 11 filings, payments under these agreements were discontinued upon February 26, 2004. The balances due under these agreements at December 31, 2004, are shown in liabilities subject to compromise. See Notes 2 and 12.

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

     See Note 15.

Note 12 - Liabilities subject to compromise

                                                                                       December 31,
                                                                                           2004
                                                                                      (In thousands)

Accrued OPEB cost                                                                        $123,425
Environmental                                                                              19,432
6% Notes                                                                                   16,031
Accrued preferred stock dividends                                                          11,846
Accounts payable                                                                           10,776
Deferred vendor payments                                                                   10,518
9 5/8% Notes                                                                                6,150
Self insurance                                                                              4,549
Accounts payable to affiliates                                                              3,027
Workers compensation                                                                        1,847
Accrued and deferred interest                                                               1,237
Legal and professional                                                                        726
Disposition of former facilities                                                              665
Other                                                                                       2,117
                                                                                         --------

                                                                                         $212,346

Note 13 - Related party transactions

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

     J. Walter Tucker, Jr., Vice Chairman of the Company, is a principal stockholder of Tucker & Branham, Inc., Orlando, Florida. Although the Company does not pay Mr. Tucker a salary, the Company has in the past contracted with Tucker & Branham, Inc. for management consulting services by Mr. Tucker. Fees paid to Tucker & Branham, Inc. under this arrangement were $5,100 in 2002. The Company did not make any such payments to Mr. Tucker in 2003 or 2004.

     Under the terms of an intercorporate services agreement ("ISA") entered into between the Company and Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the Company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of Contran to the affairs of the Company, and the compensation of such persons. Because of the large number of companies affiliated with Contran, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. The ISA fees charged by Contran to the Company aggregated approximately $1,025,000 in 2002 and $1,005,000 in each of 2003 and 2004. At December 31, 2003 the Company owed Contran approximately $2.8 million primarily for ISA fees. Such amount is included in payables to affiliates on the Company's balance sheet. At December 31, 2004, the Company owed Contran approximately $3.8 million, primarily for ISA fees. Such amount is included in payables to affiliates ($821,000) and liabilities subject to compromise ($3.0 million) on the Company's balance sheet. In addition, Keystone purchased certain aircraft services from Valhi in the amount of $74,000 in 2002, $52,000 in 2003 and $17,000 in 2004.

     Tall Pines Insurance Company ("Tall Pines") and a predecessor company Valmont Insurance Company ("Valmont"), and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines is a wholly-owned subsidiary of Valhi, and EWI is a wholly-owned subsidiary of NL. Prior to January 2002, an entity controlled by one of Harold C. Simmons' daughters owned a majority of EWI, and Contran owned the remainder of EWI. In January 2002, NL purchased EWI from its previous owners. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. The aggregate premiums paid to Tall Pines, Valmont and EWI were $2.2 million in each of 2002 and 2003 and $2.1 million in 2004. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines, Valmont and EWI. At December 31, 2003, the Company owed Tall Pines $236,000 for insurance premiums which was paid during 2004. In the Company's opinion, the amounts that the Company paid for these insurance policies and the allocation among the Company and its affiliates of relative insurance premiums are reasonable and similar to those they could have obtained through unrelated insurance companies and/or brokers. These relationships with Tall Pines and EWI continued in 2005.

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

     Dallas Compressor Company, a subsidiary of Contran, sells compressors and related services to Keystone. During 2002, 2003 and 2004 Keystone purchased products and services from Dallas Compressor Company in the amount of $267, $1,000 and $20,000, respectively.

     During 2002, Garden Zone paid approximately $60,000 to one of its other owners for accounting and financial services. In addition, during 2003, Garden Zone paid approximately $35,000 to such owner for these services.

     EWPFLLC had agreed to loan the Company up to an aggregate of $6 million through February 29, 2004. Borrowings bore interest at the prime rate plus 3%, and are collateralized by the stock of EWP. In addition, the Company paid a commitment fee of .375% on the unutilized portion of the facility. The Company never drew on this facility. However, EWPFLLC has issued a $250,000 letter of credit for the benefit of the Company under this facility. The terms of this loan were approved by the independent directors of the Company. The loan matured in February 2004. During each of 2002 and 2003, Keystone paid EWPFLLC unused line fees of $23,000, related to this facility. During 2004, Keystone paid EWPFLLC a $100,000 facility fee in connection with the EWP DIP Facility. In addition, the Company also paid EWPFLLC $305,000 in interest on the EWP DIP facility. See Note 2.

     During 2004, Keystone entered into a scrap supply agreement with Alter Trading Corporation ("ATC"). The Company sources the majority of its ferrous scrap supply from ATC under this agreement. ATC owns the 50% interest in ARC that is not owned by Keystone. During 2004, Keystone purchased approximately $99.9 million of ferrous scrap from ATC.

Note 14 - Quarterly financial data (unaudited)

                                                        March 31,        June 30,      September 30,    December 31,
                                                                   (In thousands, except per share data)

 Year ended December 31, 2004:
   Net sales                                             $67,177          $101,827        $112,505         $82,826
   Gross profit (loss)                                    (1,433)           18,709          19,965           4,862
   Reorganization costs                                    1,927             3,092           3,257           2,882
   Net gain on legal settlement                                -                 -               -           5,284

   Net (income) loss                                     $(7,638)         $ 10,993        $ 10,887         $ 1,818
                                                         =======          ========        ========         =======

   Basic net income (loss)
    per share available for common shares                $  (.88)         $   1.09       $   1.08          $   .18
                                                         =======          ========       ========          =======

   Diluted net income (loss) per share
    available for common shares                          $  (.88)         $    .39       $    .39          $   .06
                                                         =======          ========       ========          =======

 Year ended December 31, 2003:
   Net sales                                             $81,089          $ 96,749         $80,452        $ 48,381
   Gross profit (loss)                                     1,438             3,825          (3,260)         (6,213)

   Net loss                                              $(9,006)         $ (6,162)       $(11,836)       $(10,513)
                                                         =======          ========        ========        ========

   Basic and diluted net loss per share                  $ (1.04)         $   (.76)       $  (1.32)       $  (1.20)
                                                         =======          ========        ========        ========

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

     During the fourth quarter of 2004, based on an actuarial valuation, the Company recorded a decrease in 2004 OPEB expense and liability of approximately $2.2 million resulting in OPEB expense for the year 2004 of $20.9 million. The Company had previously estimated OPEB expense for 2004 would approximate $23.1 million.

     During the fourth quarter of 2004, Keystone received a $5.2 million settlement from a former vendor relative to the Company's Chapter 11 filing and consigned inventory and related balances due to that vendor. The $5.2 million is shown as gain from legal settlement on the Company's 2004 statement of operations. In connection with negotiations with its unsecured creditors relative to Keystone's emergence from Chapter 11, the Company agreed to deposit the $5.2 million into a restricted cash account. The funds in this account were released to the unsecured creditors upon Keystone's emergence from Chapter 11 on August 31, 2005. The balance in this account is shown as a restricted investment in current assets on the Company's December 31, 2004 balance sheet.

     See Notes 2, 4, 8 and 10.

Note 15 - Environmental matters

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

     On a quarterly basis, Keystone evaluates the potential range of its liability at sites where it has been named as a PRP or defendant by analyzing and estimating the range of reasonably possible costs to Keystone. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation. Keystone believes it has provided adequate accruals ($19.4 million at December 31, 2004, all of which is reflected in liabilities subject to compromise on the Company's December 31, 2004 balance sheet) for these matters at 13 sites for which Keystone believes its liability is probable and reasonably estimable, but Keystone's ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs, the allocation of such costs among PRPs, the solvency of other PRPs or a determination that Keystone is potentially responsible for the release of hazardous substances at other sites, any of which could result in expenditures in excess of amounts currently estimated by Keystone to be required for such matters. With respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. In addition, the actual timeframe for payments by Keystone for these matters may be substantially in the future.

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

     The upper end of the range of reasonably possible costs to Keystone for sites for which it is possible to estimate costs (17 sites) is approximately $21.4 million. Keystone's estimates of such liabilities have not been discounted to present value, and other than certain previously-reported settlements with respect to certain of Keystone's former insurance carriers, Keystone has not recognized any material insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to the eight sites as to which no estimate of liability can presently be made because the respective investigations are in early stages. The extent of CERCLA liability cannot be determined until the Remedial Investigation/Feasibility Study ("RI/FS") is complete, the U.S. EPA issues a Record of Decision ("ROD") and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents is subject to similar uncertainties.

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

     More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below. A summary of activity in the Company's environmental accruals for the three years ended December 31, 2004 is as follows:

                                                                                    Years ended December 31,
                                                                                2002          2003          2004
                                                                                ----          ----          ----
                                                                                         (In thousands)

 Balance at beginning of period                                                 $20,552       $20,209       $19,766
 Expense                                                                            394          -                -
 Payments                                                                          (780)         (475)         (334)
 Reclassification                                                                    43            32          -
                                                                                -------       -------       -------

 Balance at end of period                                                       $20,209       $19,766       $19,432
                                                                                =======       =======       =======

     The Company's $19.4 million recorded environmental accrual at December 31, 2004 is included in liabilities subject to compromise on the Company's balance sheet. Approximately $10.5 million of the recorded environmental liability relates to sites that are owned by Keystone. Significantly all of the remainder of the recorded $19.4 million environmental liability relates to sites involving Sherman Wire or one of its predecessors. Sherman Wire's environmental liabilities continue to be negotiated and adjudicated subsequent to Keystone's emergence from Chapter 11 on August 31, 2005. See Note 12.

     The Company is currently involved in the closure of inactive waste disposal units at its Peoria facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992. The original closure plan provides for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. The Company recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. The Company adjusts the recorded liability for each Phase as actual remediation costs become known. During 1995, the Company began remediation of Phases II and III and completed these Phases, as well as Phase IV during 1996. During 1998 and 1999 the Company did not have any significant remediation efforts relative to Phases V and VI. During 2000, Keystone began preliminary efforts relative to Phase V. Pursuant to agreements with the IEPA and Illinois Attorney General's office, the Company is depositing $75,000 per quarter into a trust fund. The Company must continue these quarterly deposits and cannot withdraw funds from the trust fund until the fund balance exceeds the sum of the estimated remaining remediation costs plus $2 million. At December 31, 2003 and 2004, the trust fund had a balance of $5.5 million and $5.7 million, respectively, which amounts were included in other noncurrent assets because the Company did not expect to have access to any of these funds until after 2005.

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

"Superfund" sites

     The Company is subject to federal and state "Superfund" legislation that imposes cleanup and remediation responsibility upon present and former owners and operators of, and persons that generated hazardous substances deposited upon, sites determined by state or federal regulators to contain hazardous substances. Keystone has been notified by U.S. EPA that the Company is a potentially responsible party ("PRP") under the federal "Superfund" legislation for the alleged release or threat of release of hazardous substances into the environment at eight sites. These situations involve cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. Although Keystone believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the "Superfund" sites discussed below, it has only recorded receivables for the estimated insurance recoveries at three of those sites. During 2002 and 2003, the Company received approximately $43,000 and $32,000, respectively, from certain of its insurers in exchange for releasing such insurers from coverage for certain years of environmental related liabilities. Such amounts are included in Keystone's self insurance accruals. Keystone did not receive any such insurance recoveries during 2004.

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

     Prior to its acquisition by Keystone, DeSoto, Inc. ("DeSoto") was notified by U.S. EPA that it is one of approximately 50 PRPs at the Chemical Recyclers, Inc. site in Wylie, Texas. In January 1999, DeSoto changed its name to Sherman. Under a consent order with the U.S. EPA, the PRP group has performed a removal action and an investigation of soil and groundwater contamination. Such investigation revealed certain environmental contamination. It is anticipated U.S. EPA will order further remedial action, the exact extent of which is not currently known. Sherman is paying on a non-binding interim basis, approximately 10% of the costs for this site. Remediation costs, at Sherman Wire's present allocation level, are estimated at a range of from $1.5 million to $4 million.

     In 1984, U.S. EPA filed suit against DeSoto by amending a complaint against Midwest Solvent Recovery, Inc. et al ("Midco"). DeSoto was a defendant based upon alleged shipments to an industrial waste recycling storage and disposal operation site located in Gary, Indiana. The amended complaint sought relief under CERCLA to force the defendants to clean up the site, pay non-compliance penalties and reimburse the government for past clean up costs. In June 1992, DeSoto settled its portion of the case by entering into a partial consent decree, and all but one of the eight remaining primary defendants and 93 third party defendants entered into a main consent decree. Under the terms of the partial consent decree, DeSoto agreed to pay its pro rata share (13.47%) of all costs under the main consent decree. In addition to certain amounts included in the trust fund discussed below, Sherman also has certain funds available in other trust funds due it under the partial consent decree. These credits can be used by Sherman Wire (with certain limitations) to fund its future liabilities under the partial consent decree.

     In 1995, DeSoto was notified by the Texas Natural Resource Conservation Commission ("TNRCC") that there were certain deficiencies in prior reports to TNRCC relative to one of its non-operating facilities located in Gainesville, Texas. During 1999, Sherman Wire entered into TNRCC's Voluntary Cleanup Program. Remediation costs are presently estimated to be between $1.2 million and $2 million. Investigation activities are on-going including additional soil and groundwater sampling.

     In December 1991, DeSoto and approximately 600 other PRPs were named in a complaint alleging DeSoto and the PRPs generated wastes that were disposed of at a Pennsauken, New Jersey municipal landfill. The plaintiffs in the complaint were ordered by the court to show in what manner the defendants were connected to the site. The plaintiffs provided an alleged nexus indicating garbage and construction materials from DeSoto's former Pennsauken facility were disposed of at the site and such waste allegedly contained hazardous material to which DeSoto objected. The claim was dismissed without prejudice in August 1993. In 1996, DeSoto received an amended complaint containing the same allegations. This matter is in discovery stage at December 31, 2004. Sherman Wire has denied any liability with regard to this matter and expects to vigorously defend the action.

     Sherman Wire has received notification from the TNRCC stating that DeSoto is a PRP at the Material Recovery Enterprises Site near Ovalo, Texas, with approximately 3% of the total liability. The matter has been tendered to the Valspar Corporation ("Valspar") pursuant to a 1990 agreement whereby Valspar purchased certain assets of DeSoto. Valspar has been handling the matter under reservation of rights. At the request of Valspar, Sherman Wire has signed a participation agreement which would require Sherman Wire to pay no less than 3% of the remediation costs. Valspar continues to pay for legal fees in this matter and has reimbursed Sherman Wire for all assessments.

     In November 2003, Sherman Wire received a General Notice of Potential Liability from the U.S. EPA advising them that the U.S. EPA believe Sherman Wire is a PRP at the Lake Calumet Cluster Site in Chicago, Illinois. The U.S. EPA advises the 200 acre site consists of areas of both ground water and surface water contamination located in a remnant wetland area. The U.S. EPA's effort at this site is part of a larger effort undertaken along with the State of Illinois, the City of Chicago, the U.S. Army Corps of Engineers, and the U.S. Department of Energy to cleanup contamination in the Lake Calumet basin. The U.S. EPA alleges the original wetland area has been partially filed by various waste handling and disposal activities which started as early as the 1940's. Incineration of hazardous waste including paints, thinners, varnishes, chlorinated solvents, styrene, ink, adhesives, and antifreeze occurred on the site from 1977 until 1982. In addition, several landfills operated in and near the site from 1967 into the 1990s. Approximately 1,600 ruptured drums have been discovered buried on the site. The U.S. EPA has undertaken or overseen various response actions at the site to mitigate remaining above ground contamination in the site vicinity. The U.S. EPA advises these activities have led to the formation of an extensive ground water contamination plume and contamination in the remaining wetland. The origin of the contamination cannot be associated with any single prior activity. The ground water is in direct contact with the wetland waters, and the same contaminants of concern, certain of which are known to bioaccumulate, and their concentrations are above human health and environmental standards. Sherman did not respond to the November 2003 Notice, however, Sherman Wire notified their insurance carriers and asked them to indemnify and defend Sherman with respect to the Notice. At present, no carrier has agreed to either indemnify or defend. In addition, in November, 2003, Sherman Wire requested the U.S. EPA to provide any documentation that allegedly connects Sherman Wire to the site. Subsequently, the U.S. EPA produced documents that may show that Sherman Wire wastes were sent to the site. It is not possible at this time to determine if Sherman has any future liability with respect to this site.

     In addition to the sites discussed above, Sherman Wire is allegedly involved at various other sites and in related toxic tort lawsuits which it does not currently expect to incur significant liability.

     Under the terms of a 1990 asset sale agreement, DeSoto established a trust fund to fund potential clean-up liabilities relating to the assets sold. Sherman Wire had access to the trust fund for any expenses or liabilities it incurs relative to environmental claims relating to the site identified in the trust agreement. The trust fund was primarily invested in United States Treasury securities and was classified as restricted investments on the balance sheet. As of December 31, 2003, the balance in the trust fund was approximately $135,000. During 2004, under its terms, the trust fund was liquidated.

     Sherman Wire also has access to a trust fund relative to another environmental site for any expenses or liabilities it incurs relative to environmental claims at that site. The trust fund is included in restricted investments on the balance sheet. As of December 31, 2003 and 2004, the balance in this trust fund was approximately $267,000 and $248,000, respectively.

     See Note 11.

Note 16 - Lease commitments

     At December 31, 2004, the Company is obligated under certain other operating leases through 2010. Future commitments under these leases are summarized below.

                                                                              Lease commitment
                                                                               (In thousands)

2005                                                                               $  836
2006                                                                                  320
2007                                                                                   82
2008                                                                                   65
2009                                                                                   65
Thereafter                                                                            143
                                                                                   ------
                                                                                   $1,511

     The Company has many executory contracts, including the above leases that were rejected during the Chapter 11 proceedings. See Note 2.

Note 17 -  Other commitments and contingencies

Current litigation

     As a result of the Chapter 11 filings on February 26, 2004, litigation relating to prepetition claims against the filing companies, including Keystone and Sherman has been stayed. These liabilities that relate to Sherman continue to be negotiated and adjudicated subsequent to Keystone's emergence from Chapter 11 on August 31, 2005.

     In July 2001, Sherman Wire received a letter from a law firm advising them that Sears Roebuck & Co. ("Sears") had been named as a defendant in a lead paint personal injury case. Sears claimed contractual indemnity against Sherman and demanded that Sherman defend and indemnify Sears with regard to any losses or damages Sears may sustain in the case. Sears was named as an additional insured on insurance policies, in which DeSoto, the manufacturer of the paint, was the named insured. Additional demands were made by Sears in 2002 with regard to additional lead paint cases. DeSoto's insurance carriers were notified of the action and asked to indemnify Sherman with respect to the complaint. Sherman has not indemnified Sears and is unaware if the insurors have agreed to indemnify Sears.

     In May 2002, the Company was notified by an insurance company of a declaratory complaint filed in Cook County Illinois by Sears against the insurance company and a second insurance company (collectively the "Insurance Companies") relative to a certain lead paint personal injury litigation against Sears. It is the Company's understanding that the declaratory complaint has since been amended to include all lead paint cases where Sears has been named as a defendant as a result of paint sold by Sears that was manufactured by DeSoto (now Sherman Wire). Sears was allegedly named as an additional insured on insurance policies issued by the Insurance Companies, in which DeSoto, the manufacturer of the paint, was the named insured. Sears has demanded indemnification from the Insurance Companies. One of the Insurance Companies has demanded indemnification and defense from Sherman Wire. Sherman Wire believes the request for indemnification is invalid. However, such Insurance Company has refused to accept Sherman Wire's response and has demanded that Sherman Wire participate in mediation in accordance with the terms of a prior settlement agreement. Sherman Wire may be sued by the Insurance Companies and, as a result, could be held responsible for all costs incurred by the Insurance Companies in defending Sears and paying for any claims against Sears as well as for the cost of any litigation against Sherman Wire. The total amount of these lead paint litigation related costs and claims could be significant. However, the Company does not have a liability recorded with respect to these matters because the liability that may result, if any, cannot be reasonably estimated at this time.

     The Company is also engaged in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of such proceedings is material in relation to the Company's consolidated financial position, results of operations or liquidity.

Product supply agreement

     In 1996, Keystone entered into a fifteen-year product supply agreement (the "Supply Agreement") with a vendor. The Supply Agreement provides, among other things, that the vendor will construct a plant at the Company's Peoria facility and, after completion of the plant, provide Keystone with all, subject to certain limitations, of its gaseous oxygen and nitrogen needs for a 15-year period ending in 2011. In addition to specifying rates to be paid by the Company, including a minimum facility fee of approximately $1.2 million per year, the Supply Agreement also specifies provisions for adjustments to the rates and term of the Supply Agreement. Purchases made pursuant to the Supply Agreement during 2002, 2003 and 2004 amounted to $1.9 million, $1.4 million and $1.9 million, respectively.

Concentration of credit risk

     All of the Company's segments perform ongoing credit evaluations of their customers' financial condition and, generally, require no collateral from their customers.

     Keystone Steel & Wire. KSW sells its products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail distributors primarily in the Midwestern, Southwestern and Southeastern regions of the United States. KSW's ten largest external customers accounted for approximately 45% of its sales in 2002, 41% in 2003 and 47% in 2004. These customers accounted for approximately 44% of KSW's notes and accounts receivable at December 31, 2003 and 51% at December 31, 2004. KSW's sales to other Keystone segments accounted for approximately 12% of its sales in 2002 and 11% in 2003 and 14% in 2004. These intercompany customers accounted for less than 1% of KSW's notes and accounts receivable at December 31, 2003 and 4% at December 31, 2004. No single external customer accounted for more than 10% of KSW's sales during each of 2002, 2003 or 2004.

     Engineered Wire Products. EWP sells its products to concrete pipe manufacturers and retail distributors primarily in the Midwest and East Coast regions of the United States. EWP's ten largest customers accounted for approximately 53% of its sales in 2002, 52% in 2003 and 49% in 2004. These customers accounted for approximately 61% of EWP's notes and accounts receivable at December 31, 2003 and 40% at December 31, 2004. An external single customer accounted for 10% of EWP's sales during each of 2002 and 2003. Another single external customer accounted for 11% of EWP's sales in 2003. No other single customer accounted for more than 10% of EWP's net sales during 2002, 2003 or 2004. EWP does not sell products to other Keystone segments.

     Lawn and garden products. Garden Zone sold its products primarily to retailers in the Southeastern United States. Garden Zone's ten largest customers accounted for 86% of its sales in 2002 and 94% in 2003. Garden Zone did not sell significant levels of product to other Keystone segments during 2002 or 2003. A single external customer accounted for 34% and 50% of Garden Zone's sales during 2002 and 2003, respectively. Another single customer accounted for 12% of Garden Zone's sales during 2002. A third external customer also accounted for 10% of Garden Zone's sales during 2003.

     All Other. The Company's businesses in this segment sell their products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail distributors primarily in the Midwestern, Southwestern and Southeastern regions of the United States. This segment's ten largest external customers accounted for approximately 39% of its sales in 2002, 40% in 2003 and 28% in 2004. These customers accounted for approximately 64% of this segment's notes and accounts receivable at December 31, 2003 and 85% at December 31, 2004. This segments' sales to other Keystone segments accounted for approximately 6% of its sales in 2002, 36% in 2003 and 62% in 2004. These intercompany customers accounted for approximately 6% of this segment's notes and accounts receivable at December 31, 2004 and none of this segment's notes and accounts receivable at December 31, 2003. No single external customer accounted for more than 10% of this segment's sales during 2002 and 2003. During 2004, a single customer accounted for 19% of this segment's net sales. No other single customer accounted for more than 10% of this segment's net sales during 2004.

Note 18 - Earnings per share:

     Net income (loss) per share is based upon the weighted average number of common shares and dilutive securities. A reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share computations of income (loss) before cumulative effect of change in accounting principle is presented below. The dilutive effect of the assumed conversion of the Series A Preferred Stock in the 2002 period is calculated from its issuance in March 2002. The Company discontinued accruing dividends on its preferred stock upon filing for Chapter 11 on February 26, 2004. Keystone stock options were omitted from the calculation because they were antidilutive in all periods presented.

                                                                                Years ended December 31,
                                                                          2002             2003            2004
                                                                          ----             ----            ----
                                                                                     (In thousands)

Numerator:
  Net income (loss) before cumulative
   effect of change in accounting
   principle                                                           $18,422        $(37,517)          $16,060

  Less  Series A Preferred Stock
   dividends                                                            (4,683)         (5,940)          (1,223)
                                                                       -------        --------          -------

  Basic net income (loss) before
   cumulative effect of change in
   accounting principle                                                 13,739         (43,457)          14,837
  Series A Preferred Stock dividends                                     4,683           5,940            1,223
                                                                       -------        --------          -------

  Diluted net income (loss) before
   cumulative effect of change in
   accounting principle                                                $18,422        $(37,517)         $16,060
                                                                       =======        ========          =======

Denominator:
  Average common shares outstanding                                     10,067         10,068            10,068

  Dilutive effect of Series A Preferred
   Stock                                                                11,756            -              17,975
                                                                       -------       --------           -------

  Diluted shares                                                        21,823          10,068           28,043
                                                                       =======       =========          =======


Note 19 - Accounting principles newly adopted in 2002, 2003 and 2004:

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

     The  Company  completed  its  initial,   transitional  goodwill  impairment
analysis under SFAS No. 142 as of January 1, 2002, and no goodwill impairment was deemed to exist as of such date. In accordance with requirements of SFAS No. 142, the Company will review goodwill of EWP for impairment during the third quarter of each year starting in 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate an impairment might be present. Based on the Company's 2003 and 2004 third quarter reviews, no impairment of goodwill were deemed to exist at September 30, 2003 and 2004.

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

     Gain or loss on early extinguishment of debt. The Company adopted SFAS No. 145 effective April 1, 2002. SFAS No. 145, among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Bulletin ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30; any such gain or loss that would not have met the APBO No. 30 criteria are retroactively reclassified and reported as a component of income before extraordinary item. The Company has concluded that its 2002 first quarter $54.7 million pre-tax extraordinary gain ($33.1 million, or $3.29 per basic share, net of income taxes) discussed in Note 5 would not have met the APBO No. 30 criteria for classification as an extraordinary item, and accordingly such gain has been retroactively reclassified and is now reported as a component of income before extraordinary item.

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

     Variable interest entities. The Company began complying with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended, at March 31, 2004. The Company does not believe it has any material involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R, and therefore the impact of adopting the consolidation requirements of FIN No. 46R did not have a significant effect on the Company's consolidated financial statements.

Note 20 - Accounting principles not yet adopted:

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

     Stock options. Based on guidance issued by the U.S. Securities and Exchange Commission, the Company will adopt SFAS No. 123R, "Share-Based Payment," as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, if the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the Company is not expected to grant any options prior to January 1, 2006 and because the number of non-vested awards as of December 31, 2005 with respect to options previously granted by the Company is not expected to be material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should the Company, however, grant a significant number of options in the future, the effect on the Company's consolidated financial statements could be material.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE


  To the Board of Directors of Keystone Consolidated Industries, Inc.:


Our audits of the consolidated financial statements referred to in our report dated December 23, 2005, which contains an explanatory paragraph relating to the Company's ability to continue as a going concern as described in Note 2 to the financial statements, appearing in the 2004 Annual Report to Shareholders of Keystone Consolidated Industries, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in the index on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Dallas, Texas
December 23, 2005

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                Additions
                                                  Balance at    Charged to    Deductions  Balance at
                                                   beginning    costs and      (net of      end of
 Description                                       of period     expenses    recoveries)    period
----------------------------------                 ----------    ---------    ---------    --------
 Year ended December 31, 2002:

   Allowance for doubtful accounts and
    notes receivable                                $ 2,858       $   197       $1,293     $ 1,762
                                                    =======       =======       ======     =======

   Deferred tax asset valuation allowance           $14,510       $ 5,536       $ -        $20,046
                                                    =======       =======       ======     =======

 Year ended December 31, 2003:

   Allowance for doubtful accounts and
    notes receivable                                $ 1,762       $  (406)      $1,009     $   347
                                                    =======       =======       ======     =======

   Deferred tax asset valuation allowance           $20,046       $19,088       $  -       $39,134
                                                    =======       =======       ======     =======

 Year ended December 31, 2004:

   Allowance for doubtful accounts and
    notes receivable                                $   347       $   111       $   10     $   448
                                                    =======       =======       ======     =======

   Deferred tax asset valuation allowance           $39,134       $(8,808)      $  -       $30,326
                                                    =======       =======       ======     =======

                                                                                             EXHIBIT 21

                                         KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                                     AND SUBSIDIARIES
                                                  (DEBTOR-IN-POSSESSION)

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