Form 10-Q
period 2005-03-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2006-04-03
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period March 31, 2005

                         Commission file number 1-3919


                     Keystone Consolidated Industries, Inc.
             (Exact name of registrant as specified in its charter)


          Delaware                                        37-0364250
-------------------------------                       -------------------
(State or other jurisdiction of                        I.R.S. Employer
 incorporation or organization)                       Identification No.)

5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, TX     75240-2697
--------------------------------------------------------------     ----------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:    (972) 458-0028
                                                       --------------

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

                Yes                                No   X

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Number of shares of common stock outstanding at March 31, 2006: 10,000,000

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                                      INDEX


                                                                        Page
                                                                       number

PART I.      FINANCIAL INFORMATION

  Item 1.  Financial Statements

                  Consolidated Balance Sheets - December 31, 2004;
                   March 31, 2005 (Unaudited)                              3-4

                  Consolidated Statements of Operations - Three months
                   ended March 31, 2004 and 2005 (Unaudited)               5

                  Consolidated Statements of Cash Flows - Three months
                   ended March 31, 2004 and 2005 (Unaudited)               6

                  Consolidated Statement of Stockholders'
                   Equity - Three months ended March 31, 2005 (Unaudited)  7

                  Notes to Consolidated Financial Statements (Unaudited)   8-25

  Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     27-38

  Item 4.         Controls and Procedures                                  39-40


PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings                                        41

  Item 6.         Exhibits                                                 41

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                   (Unaudited)

                                                                            December 31,          March 31,
                                 ASSETS                                         2004                2005
                                                                            -----------           ---------
                                                                             (Restated)

 Current assets:
   Notes and accounts receivable                                                 $ 26,729           $ 39,674
   Inventories                                                                     53,017             62,948
   Restricted investments                                                           5,373              5,385
   Prepaid expenses and other                                                       2,017              2,289
                                                                                 --------           --------

      Total current assets                                                         87,136            110,296
                                                                                 --------           --------

 Property, plant and equipment                                                    369,036            370,628
 Less accumulated depreciation                                                    275,003            278,732
                                                                                 --------           --------

      Net property, plant and equipment                                            94,033             91,896
                                                                                 --------           --------

 Other assets:
   Restricted investments                                                           5,965              6,126
   Prepaid pension cost                                                           133,443            136,668
   Deferred financing costs                                                         1,226                986
   Goodwill                                                                           752                752
   Other                                                                              727                627
                                                                                 --------           --------

      Total other assets                                                          142,113            145,159
                                                                                 --------           --------

                                                                                 $323,282           $347,351
                                                                                 ========           ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)
                                   (Unaudited)


  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                            December 31,           March 31,
                                                                                 2004                2005
                                                                            -----------           ---------
                                                                             (Restated)

 Current liabilities not subject to compromise:
   Notes payable and current maturities of
     long-term debt                                                              $ 51,640           $  76,836
   Accounts payable                                                                 3,801               2,168
   Accounts payable to affiliates                                                     821               1,076
   Other accrued liabilities                                                       18,964              18,218
                                                                                 --------           ---------

       Total current liabilities not subject
        to compromise                                                              75,226              98,298
                                                                                 --------           ---------

 Noncurrent liabilities not subject to compromise:
   Long-term debt                                                                  14,345              14,017
   Accrued OPEB cost                                                               13,478              16,686
   Other                                                                              988                 597
                                                                                 --------           ---------

       Total noncurrent liabilities not subject
        to compromise                                                              28,811              31,300
                                                                                 --------           ---------

 Liabilities subject to compromise                                                212,346             212,130
                                                                                 --------           ---------

 Redeemable Series A preferred stock                                                2,112               2,112
                                                                                 --------           ---------

 Stockholders' equity:
   Common stock                                                                    10,798              10,798
   Additional paid-in capital                                                      41,225              41,225
   Accumulated deficit                                                            (47,224)            (48,500)
   Treasury stock, at cost                                                            (12)                (12)
                                                                                 --------           ---------

       Total stockholders' equity                                                   4,787               3,511
                                                                                 --------           ---------

                                                                                 $323,282           $ 347,351
                                                                                 ========           =========


Commitments and contingencies (Notes 11 and 12).

          See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                        Three months ended
                                                                                            March 31,
                                                                                       ------------------------
                                                                                         2004            2005
                                                                                       --------        --------

 Net sales                                                                             $ 67,177        $ 89,537
 Cost of goods sold                                                                      68,610          84,482
                                                                                       --------        --------
   Gross margin (loss)                                                                   (1,433)          5,055
                                                                                       --------        --------

 Selling expense                                                                          1,258           1,435
 General and administrative expense                                                       2,706           2,704
 Defined benefit pension credit                                                          (1,500)         (3,225)
                                                                                       --------        --------

                                                                                          2,464             914
                                                                                       --------        --------

 Operating income (loss)                                                                 (3,897)          4,141
                                                                                       --------        --------

 General corporate income (expense):
   Corporate expense                                                                       (873)         (1,296)
   Interest expense                                                                      (1,064)           (857)
   Interest income                                                                           10              35
   Other income, net                                                                        113              88
                                                                                       --------        --------

                                                                                         (1,814)         (2,030)
                                                                                       --------        --------

       Income (loss) before income taxes
        and reorganization costs                                                         (5,711)          2,111

 Reorganization costs                                                                     1,927           3,294
                                                                                       --------        --------

   Income (loss) before income taxes                                                     (7,638)         (1,183)

 Provision for income taxes                                                                -                 93
                                                                                       --------        --------

       Net loss                                                                          (7,638)         (1,276)

 Dividends on preferred stock                                                             1,223            -
                                                                                       --------        --------

 Net loss available for common shares                                                  $ (8,861)       $ (1,276)
                                                                                       ========        ========

 Basic and diluted loss per share available for
  common shares                                                                        $   (.88)       $  ( .13)
                                                                                       ========        ========

 Basic and diluted shares outstanding                                                    10,068          10,068
                                                                                       ========        ========

          See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                       -------------------------
                                                                                         2004            2005
                                                                                       -------          --------

 Cash flows from operating activities:
   Net loss                                                                            $ (7,638)        $(1,276)
   Depreciation and amortization                                                          3,971           3,927
   Amortization of deferred financing costs                                                 182             247
   Non-cash defined benefit pension credit                                               (1,500)         (3,225)
   Non-cash OPEB expense                                                                  3,517           3,209
   Reorganization costs accrued                                                           1,927           3,294
   Reorganization costs paid                                                               (933)         (2,368)
   Other, net                                                                                11              20
   Change in assets and liabilities:
     Notes and accounts receivable                                                       (7,767)        (12,952)
     Inventories                                                                         (3,896)         (9,931)
     Accounts payable                                                                     5,518          (1,379)
     Other, net                                                                           1,229          (2,527)
                                                                                       --------        ---------

       Net cash used by operating activities                                             (5,379)        (22,961)
                                                                                       --------        ---------

 Cash flows from investing activities:
   Capital expenditures                                                                    (279)         (1,960)
   Collection of notes receivable                                                             -              75
   Restricted investments                                                                (4,479)           (173)
   Other, net                                                                                38             157
                                                                                       --------        ---------

       Net cash used by investing activities                                             (4,720)         (1,901)
                                                                                       --------        ---------

 Cash flows from financing activities:
   Revolving credit facilities, net                                                      (5,001)         25,484
   Other notes payable and long-term debt:
     Additions                                                                           15,819              45
     Principal payments                                                                    (524)           (660)
   Deferred financing costs paid                                                           (195)             (7)
                                                                                       --------        ---------

       Net cash provided by financing activities                                         10,099          24,862
                                                                                       --------        ---------

 Net change in cash and cash equivalents                                                      -            -

 Cash and cash equivalents, beginning of period                                            -               -
                                                                                       --------        ---------

 Cash and cash equivalents, end of period                                             $    -           $   -
                                                                                      =========        =========

 Supplemental disclosures:
   Cash paid for:
     Interest, net of amount capitalized                                              $     470        $    597
     Income taxes, net                                                                        -             600


          See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2005
                                 (In thousands)
                                   (Unaudited)


                                                            Additional
                                                Common        paid-in   Accumulated        Treasury
                                                 stock        capital     deficit            stock            Total
                                                -------       -------    --------           -------         ---------

 Balance - December 31, 2004                    $10,798       $41,225    $(47,224)            $(12)           $ 4,787

 Net loss                                          -             -         (1,276)              -              (1,276)
                                                -------       -------    --------             ----            -------

 Balance - March 31, 2005                       $10,798       $41,225    $(48,500)            $(12)           $ 3,511
                                                =======       =======    ========             ====            =======



          See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Restatement, organization and basis of presentation:

Restatement.

     In connection with finalizing the preparation of the Company's consolidated financial statements for the year ended December 31, 2005, the Company determined that cash overdrafts, which currently are financed by borrowings under the Company's revolving credit facility, and cash receipts which would be applied against the revolving credit facility, were improperly classified as part of accounts payable. Under accounting principles generally accepted in the United States of America ("GAAP"), such cash overdrafts should have been classified as part of the current portion of long-term debt. In addition, the relative changes in such cash overdrafts were improperly included in the determination of cash flows from operating activities, while under GAAP changes in such cash overdrafts should have been included in the determination of cash flows from financing activities.

     Accordingly, the Company has restated its consolidated financial statements at December 31, 2004, as contained in this Form 10-Q, to reflect this correction. The $2.7 million adjustment to the 2004 balance sheet is a result of $3.8 million of cash receipts net of $1.1 million of cash overdrafts.

     The following table shows (i) selected consolidated balance sheet data as of December 31, 2004, as previously reported, (ii) adjustments to such consolidated financial statement data to reflect the effect of this restatement and (iii) such consolidated financial statement data, as restated.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                    SELECTED CONSOLIDATED BALANCE SHEET DATA
                                December 31, 2004
                                 (In thousands)

                                                                                December 31, 2004
                                                              ---------------------------------------------------
                                                              Previously
                                                               Reported           Adjustments         As restated
                                                              -----------         -----------         -----------

Selected balance sheet items:

Notes payable and current maturities
 of long-term debt                                               $ 54,336            $ (2,696)            $ 51,640
                                                                 ========            ========             ========

Accounts payable                                                 $  1,105            $  2,696             $  3,801
                                                                 ========            ========             ========

Total current liabilities                                        $ 75,226            $   -                $ 75,226
                                                                 ========            ========             ========

Organization and basis of presentation.

     The consolidated balance sheet of Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") at December 31, 2004 has been condensed from the Company's audited consolidated financial statements at that date included in the Company's 2005 Form 10-K. The consolidated balance sheet at March 31, 2005 and the consolidated statements of operations and cash flows for the interim periods ended March 31, 2004 and 2005, and the consolidated statement of common stockholders' equity for the interim period ended March 31, 2005, have each been prepared by the Company, without audit, in accordance with GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted, and certain prior year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "Annual Report").

     At March 31, 2005, Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons, beneficially owned approximately 50% of the outstanding common stock of the Company. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Keystone may be deemed to be controlled by Contran and Mr. Simmons. At March 31, 2005, Contran also owned 54,956 shares of the 71,899 shares of the Company's outstanding Redeemable Series A Preferred Stock. Each share of Series A Preferred Stock is convertible, at the option of the holder, into 250 shares of the Company's common stock (equivalent to a $4.00 per share exchange rate).

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

     Keystone filed a plan of reorganization on October 4, 2004 and amended that plan on May 26, 2005, June 21, 2005 and June 27, 2005. Keystone's amended plan of reorganization was accepted by the impacted constituencies and confirmed by the Court on August 10, 2005. The Company emerged from bankruptcy protection on August 31, 2005. Significant provisions of Keystone's amended plan of reorganization included, among other things:

     o Assumption of the previously negotiated amendment to the collective bargaining agreement with the Independent Steel Workers Alliance (the "ISWA"), Keystone's largest labor union that related primarily to greater employee participation in healthcare costs;
     o Assumption of the previously negotiated agreements reached with certain retiree groups that will provide relief by permanently reducing healthcare related payments to these retiree groups from pre-petition levels;
     o The Company's obligations due to pre-petition secured lenders other than its Debtor-In-Possession lenders were reinstated in full against reorganized Keystone;
     o All shares of Keystone's common and preferred stock outstanding at the petition date (February 26, 2004) were cancelled;
     o Pre-petition unsecured creditors with allowed claims against Keystone will receive, on a pro rata basis, in the aggregate, $5.2 million in cash, a $4.8 million secured promissory note and 49% of the new common stock of reorganized Keystone;
     o Certain operating assets and existing operations of Sherman Wire Company ("Sherman Wire"), one of Keystone's pre-petition wholly-owned subsidiaries, will be sold at fair market value (fair market value and book value both approximate $2.0 million) to Keystone, which will then be used to form and operate a newly created wholly-owned subsidiary of reorganized Keystone named Keystone Wire Products Inc.;
     o Sherman Wire was also reorganized and the proceeds of the operating asset sale to Keystone and other funds will be distributed, on a pro rata basis, to Sherman Wire's pre-petition unsecured creditors as their claims are finally adjudicated;
     o Sherman Wire's pre-petition wholly-owned non-operating subsidiaries, J.L. Prescott Company, and DeSoto Environmental Management, Inc. as well as Sherman Wire of Caldwell, Inc., a wholly-owned subsidiary of Keystone, will ultimately be liquidated and the pre-petition unsecured creditors with allowed claims against these entities will receive their pro-rata share of the respective entity's net liquidation proceeds;
     o Pre-petition unsecured creditors with allowed claims against FV Steel & Wire Company, another one of Keystone's wholly-owned subsidiaries, will receive cash in an amount equal to their allowed claims;
     o One of Keystone's Debtor-In-Possession lenders, EWP Financial, LLC (an affiliate of Contran) converted $5 million of its DIP credit facility, certain of its pre-petition unsecured claims and all of its administrative claims against Keystone into 51% of the new common stock of reorganized Keystone; and
     o The Board of Directors of reorganized Keystone now consists of seven individuals, two each of which were designated by Contran and the Official Committee of Unsecured Creditors (the "OCUC"), respectively. The remaining three directors qualify as independent directors (two of the independent directors were appointed by Contran with the OCUC's consent and one was appointed by the OCUC with Contran's consent).

     In addition, Keystone has obtained a five-year, $80 million secured credit facility from Wachovia Capital Finance (Central). Proceeds from this credit facility were used to extinguish Keystone's existing Debtor-In-Possession ("DIP") credit facilities and to provide working capital for reorganized Keystone. Proceeds from this credit facility were used to extinguish Keystone's existing DIP credit facilities, the EWP Term Loan, the EWP Revolver and to provide working capital for reorganized Keystone. The facility includes a term loan in the amount of up to $25.0 million, subject to a borrowing base calculation based on the market value of the Company's real property and equipment. To the extent there is sufficient borrowing base, the term loan portion of this credit facility can be reloaded in the amount of $10.0 million. The portion of the credit facility in excess of the term loan balance is available to the Company as a revolving credit facility subject to a borrowing base calculation based on eligible receivables and inventory balances. Interest rates on the credit facility range from the prime rate to the prime rate plus ..5% depending on Keystone's excess availability, as defined in the credit agreement. The facility also provides for a LIBOR interest rate option. Under the terms of the credit facility, the Company is required to annually pay down the term loan portion of the facility in the amount of 25% of excess cash flow, as defined in the agreement, subject to a $2.0 million annual and a $5.0 million aggregate limit. The facility also includes performance covenants related to minimum levels of cash flow and fixed charge coverage ratio. Keystone paid the lender approximately $400,000 of diligence, commitment and closing fees in connection with this facility.

     At March 31, 2005, the net assets of the one subsidiary of Keystone which was not party to the bankruptcy proceeding, included in the Company's consolidated net assets, was approximately $15.1 million, consisting of current assets of $25.0 million, noncurrent assets (primarily net property and equipment) of $6.1 million, current liabilities of $12.1 million and noncurrent liabilities (primarily long-term debt) of $3.9 million.

Note 3 - Business Segment Information:

     The Company's operating segments are organized along its manufacturing facilities and include three reportable segments: (i) Keystone Steel and Wire ("KSW") which manufacturers and sells wire rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets, (ii) Engineered Wire Products ("EWP") which manufacturers and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges and (iii) Sherman Wire ("Sherman") which manufacturers and sells wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets.


Business Segment            Principal entities             Location
----------------            ------------------             --------

Keystone Steel & Wire       Keystone Steel & Wire          Peoria, Illinois

Engineered Wire Products    Engineered Wire Products       Upper Sandusky, Ohio

Sherman                     Sherman Wire                   Sherman, Texas


                                                                                                 GAAP
                                                                                             Adjustments,
                                                                                               Corporate
                                                                                                 Items
                                                                                Segment           and
                                         KSW           EWP        Sherman        Total       Eliminations       Total
                                         ---           ---        -------       -------      ------------       -----
                                                                        (In thousands)

Three months ended March 31, 2004:

  Third party net sales                  $55,228      $11,090      $   839      $ 67,157        $     20       $ 67,177
  Intercompany sales                       5,398         -           2,220         7,618          (7,618)          -
                                         -------      -------      -------      --------        --------       --------

                                         $60,626      $11,090      $ 3,059      $ 74,775        $ (7,598)      $ 67,177
                                         =======      =======      =======      ========        ========       ========

Operating income (loss)                  $(6,988)     $ 1,268      $  (575)     $ (6,295)       $  2,398       $ (3,897)
                                         =======      =======      =======      ========        ========       ========

Three months ended March 31, 2005:

  Third party net sales                  $75,874      $12,051      $ 1,612      $ 89,537           $   -       $ 89,537
  Intercompany sales                      13,320         -           3,441        16,761         (16,761)          -
                                         -------      -------      -------      --------        --------       --------

                                         $89,194      $12,051      $ 5,053      $106,298        $(16,761)      $ 89,537
                                         =======      =======      =======      ========        ========       ========

Operating income (loss)                  $(1,452)     $ 1,639      $  (169)     $     18        $  4,123       $  4,141
                                         =======      =======      =======      ========        ========       ========


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

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                ------------------------
                                                                                                  2004            2005
                                                                                                -------          -------
                                                                                                     (In thousands)

Operating income (loss)                                                                          $(3,897)        $ 4,141
General corporate items:
  Interest income                                                                                     10              35
  Other income                                                                                       113              88
  Corporate expense                                                                                 (873)         (1,296)
  Interest expense                                                                                (1,064)           (857)
                                                                                                 -------         -------

  Income (loss) before income taxes and
   reorganization costs                                                                          $(5,711)        $ 2,111
                                                                                                 =======         =======


Note 4 - Inventories:


                                                                                 December 31,      March 31,
                                                                                   2004              2005
                                                                                 ------------      ---------
                                                                                       (In thousands)

 Steel and wire products:
   Raw materials                                                                  $15,142           $14,365
   Work in process                                                                 21,305            26,739
   Finished goods                                                                  28,941            33,596
   Supplies                                                                        14,844            15,463
                                                                                  -------           -------
                                                                                   80,232            90,163
   Less LIFO reserve                                                               27,215            27,215
                                                                                  -------           -------
                                                                                  $53,017           $62,948
                                                                                  =======           =======

Note 5 - Notes payable and long-term debt:

                                                                              December 31,          March 31,
                                                                                 2004                 2005
                                                                               ----------           ----------
                                                                             (Restated)
                                                                                     (In thousands)

 DIP facilities:
   Congress                                                                      $15,108              $38,193
   EWP                                                                             5,000                5,000
 EWP revolving credit facility                                                     1,989                4,087
 8% Notes                                                                         28,116               28,116
 Term loans:
   County                                                                         10,000               10,000
   EWP                                                                             5,513                5,175
   Other                                                                             259                  282
                                                                                 -------              -------
                                                                                  65,985               90,853
   Less current maturities                                                        51,640               76,836
                                                                                 -------              -------

                                                                                 $14,345              $14,017
                                                                                 =======              =======

     The indenture governing Keystone's 8% Notes provides the holders of such Notes with the right to accelerate the maturity of the Notes in the event of a default by Keystone resulting in an acceleration of the maturity of any of the Company's other secured debt. As such, the 8% Notes were classified as a current liability at December 31, 2004 and March 31, 2005.

     The Company has determined there is insufficient collateral to cover the interest portion of scheduled payments on its pre-petition unsecured debt. As such, the Company discontinued accruing interest on its unsecured 6% Notes and unsecured 9 5/8% Notes as of February 26, 2004, the filing date. Contractual interest on those obligations during the first quarter of 2005 was approximately $311,000.

Note 6 - Series A preferred stock:

     The Company discontinued accruing dividends on its Series A Preferred Stock upon filing for Chapter 11 on February 26, 2004.

     All of the Company's Series A Preferred Stock was cancelled in connection with Keystone's emergence from Chapter 11 on August 31, 2005. See Note 2.

Note 7 - Income taxes:

     Summarized below are (i) the differences between the provision for income taxes and the amounts that would be expected by applying the U.S. federal statutory income tax rate of 35% and (ii) the components of the comprehensive provision for income taxes.

                                                         Three months ended
                                                              March 31,
                                                      -------------------------
                                                      2004                 2005
                                                      ----                 ----
                                                            (In thousands)

Expected tax benefit, at statutory rate            $(2,673)             $  (414)
U. S. state income taxes, net                         (121)                  76
Deferred tax asset valuation allowance               2,382                 (703)
Capitalize reorganization costs                        674                1,133
Other, net                                            (262)                   1
                                                   -------              -------
Provision for income taxes                         $   -                $    93
                                                   =======              =======

Comprehensive provision for income taxes:
  Currently payable (refundable):
    U.S. federal                                   $    (6)             $    42
    U.S. state                                           6                   51
                                                   -------              -------
      Net currently payable (refundable)               -                     93

  Deferred income taxes, net                           -                    -
                                                   -------              -------

                                                   $   -                $    93
                                                   =======              =======


     The Company's emergence from Chapter 11 on August 31, 2005 did not result in an ownership change within the meaning of Section 382 of the Internal Revenue Code.

     At March 31, 2005, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices; and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test. As such, at December 31, 2004, the Company had provided a deferred tax asset valuation allowance of approximately $30.3 million. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing tax expense associated with its expected pre-tax income during 2005 will be appropriate. Accordingly, during the first three months of 2005, the Company decreased the deferred tax asset valuation allowance by approximately $700,000. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the valuation allowance related to its deferred tax assets in the future.

Note 8 - Other accrued liabilities:



                                                                              December 31,         March 31,
                                                                                 2004                 2005
                                                                            --------------         ---------
                                                                                       (In thousands)

Current:
  Employee benefits                                                               $12,019              $ 9,997
  Reorganization costs                                                              2,883                3,809
  Self insurance                                                                    1,064                1,318
  Legal and professional                                                              358                  689
  Income taxes                                                                      1,405                1,017
  Other                                                                             1,235                1,388
                                                                                  -------              -------

                                                                                  $18,964              $18,218
                                                                                  =======              =======
Noncurrent:
  Workers compensation payments                                                   $   988              $   597
                                                                                  =======              =======

Note 9 - Liabilities subject to compromise

                                                                            December 31,               March 31,
                                                                                2004                     2005
                                                                            ------------               ----------
                                                                                       (In thousands)

Accrued OPEB cost                                                              $123,425                  $123,425
Environmental                                                                    19,432                    19,394
6% Notes                                                                         16,031                    16,031
Accrued preferred stock dividends                                                11,846                    11,846
Accounts payable                                                                 10,776                    10,776
Deferred vendor payments                                                         10,518                    10,518
9 5/8% Notes                                                                      6,150                     6,150
Self insurance                                                                    4,549                     4,549
Accounts payable to affiliates                                                    3,027                     3,027
Workers compensation                                                              1,847                     1,847
Accrued and deferred interest                                                     1,237                     1,237
Legal and professional                                                              726                       726
Disposition of former facilities                                                    665                       665
Other                                                                             2,117                     1,939
                                                                               --------                  --------

                                                                               $212,346                  $212,130
                                                                               ========                  ========

Note 10 - Employee benefit plans:

     Defined benefit plans. The components of net periodic defined benefit pension credit are presented in the table below.

                                                                                         Three months ended
                                                                                              March 31,
                                                                                        -----------------------
                                                                                         2004            2005
                                                                                        ------          -------
                                                                                           (In thousands)

Service cost                                                                            $   875        $    938
Interest cost                                                                             5,439           5,434
Expected return on plan assets                                                           (9,373)        (10,733)
Amortization of unrecognized:
  Prior service cost                                                                        221             221
  Actuarial losses                                                                        1,338             915
                                                                                        -------        --------

                                                                                        $(1,500)       $ (3,225)
                                                                                        =======        ========

     Postretirement benefits other than pensions ("OPEB"). The components of net periodic OPEB cost are presented in the table below.

                                                                                         Three months ended
                                                                                              March 31,
                                                                                         ----------------------
                                                                                          2004            2005
                                                                                         ------          ------
                                                                                           (In thousands)

Service cost                                                                              $  725         $   740
Interest cost                                                                              3,496           3,026
Amortization of unrecognized:
  Prior service cost                                                                         (86)            (86)
  Prior service cost due to plan amendment                                                  (625)           (710)
  Actuarial losses                                                                         1,015           1,397
Settlement loss                                                                            1,250             -
                                                                                          ------          ------

                                                                                          $5,775          $4,367
                                                                                          ======          ======

     During 2004, the Company entered into an agreement (the "1114 Agreement") with certain retiree groups that substantially reduced the post retirement ("OPEB") benefits that will be paid to these retiree groups in the future. Prior to confirmation of Keystone's definitive plan of reorganization, the Court could have rescinded the 1114 Agreement and therefore the 1114 Agreement was not definitive until it was confirmed by the Court in connection with Keystone's emergence from Chapter 11 on August 31, 2005. As such, and in accordance with GAAP, the Company has continued to record OPEB expense through August 31, 2005 at the estimated level required as if Keystone had not entered into the 1114 Agreement. The Company estimates OPEB expense for the first eight months of 2005 will approximate $11.6 million. However, at the time of the Company's emergence from Chapter 11 on August 31, 2005, and concurrent confirmation of the 1114 Agreement, GAAP then requires the effect of the substantially reduced OPEB benefits agreed to as part of the 1114 Agreement to be accounted for as a Plan amendment, the benefit of which is amortized into income over future periods. Accordingly, Keystone estimates that it will record an OPEB credit of approximately $2.7 million for the last four months of 2005, resulting in an $8.9 million OPEB expense for the year 2005.

     Employer Contributions. Keystone previously disclosed in its financial statements for the year ended December 31, 2004, that it expected not to be required to contribute to its defined benefit pension plan in 2005. As of March 31, 2005, Keystone had not made any contributions to its defined benefit pension plan during 2005. The Company also previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute approximately $8.3 million to its post retirement benefit plans in 2005. As of March 31, 2005, Keystone had contributed $1.2 million to these plans during 2005.


Note 11 - Environmental matters:

     As a result of the Chapter 11 filings on February 26, 2004, litigation relating to prepetition claims against the filing companies, including Keystone and Sherman Wire, has been stayed.

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

     On a quarterly basis, Keystone evaluates the potential range of its liability at sites where it has been named as a PRP or defendant by analyzing and estimating the range of reasonably possible costs to Keystone. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation. Keystone believes it has provided adequate accruals ($19.4 million at March 31, 2005, substantially all of which is reflected in liabilities subject to compromise on the Company's March 31, 2005 balance sheet) for these matters at 13 sites for which Keystone believes its liability is probable and reasonably estimable, but Keystone's ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs, the allocation of such costs among PRPs, the solvency of other PRPs or a determination that Keystone is potentially responsible for the release of hazardous substances at other sites, any of which could result in expenditures in excess of amounts currently estimated by Keystone to be required for such matters. With respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. In addition, the actual timeframe for payments by Keystone for these matters may be substantially in the future.

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

     More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below. A summary of activity in the Company's environmental accruals for the three months ended March 31, 2005 is as follows:

                                                      Three months ended
                                                          March 31,
                                                      ------------------
                                                        (In thousands)

 Balance at December 31, 2004                                $19,432
 Expense                                                           -
 Payments                                                        (37)
 Reclassification                                                 30
                                                             -------

 Balance at March 31, 2005                                   $19,425
                                                             =======

     Substantially  all of the Company's  $19.4 million  recorded  environmental accrual at March 31, 2005 is included in liabilities subject to compromise on the Company's balance sheet. Approximately $10.5 million of the recorded environmental liability relates to sites that are owned by Keystone. Significantly all of the remainder of the recorded $19.4 million environmental liability relates to sites involving Sherman Wire or one of its predecessors. Sherman Wire's environmental liabilities continue to be negotiated and adjudicated subsequent to Keystone's emergence from Chapter 11 on August 31, 2005.

     The Company is currently involved in the closure of inactive waste disposal units at its Peoria facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992. The original closure plan provides for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. The Company recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. The Company adjusts the recorded liability for each Phase as actual remediation costs become known. During 1995, the Company began remediation of Phases II and III and completed these Phases, as well as Phase IV during 1996. During 1998 and 1999 the Company did not have any significant remediation efforts relative to Phases V and VI. During 2000, Keystone began preliminary efforts relative to Phase V. Pursuant to agreements with the IEPA and Illinois Attorney General's office, the Company is depositing $75,000 per quarter into a trust fund. The Company must continue these quarterly deposits and cannot withdraw funds from the trust fund until the fund balance exceeds the sum of the estimated remaining remediation costs plus $2 million. At December 31, 2004 and March 31, 2005, the trust fund had a balance of $5.7 million and $5.9 million, respectively, which amounts are included in other noncurrent assets because the Company does not expect to have access to any of these funds until after 2005.

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

     In June 2000, the IAG filed a Complaint For Injunction And Civil Penalties against Keystone. The complaint alleges the Company's Peoria facility violated its National Pollutant Discharge Elimination System ("NPDES") permit limits for ammonia and zinc discharges from the facility's wastewater treatment facility into the Illinois River. The complaint alleges specific violations of the 30-day average ammonia limit in the NPDES permit for three months in 1996, 11 months in 1997, 12 months in 1998, 11 months in 1999 and the first two months of 2000. The complaint further alleges two violations of the daily maximum limit for zinc in October and December of 1999. In February 2004, the Company reached a settlement agreement with the IEPA which provided for Keystone to make a $75,000 penalty payment to the IEPA, and to implement certain corrective actions to prevent a recurrence of the NPDES violations. The Company did not pay the $75,000 penalty because the enforcement action was stayed by Keystone's Chapter 11 filing. The Company reached a settlement agreement with the IEPA in 2005 to satisfy the penalty obligation through a RCRA trust fund controlled by the IEPA.

     In December 2005, the Company received a Notice of Violation from the U.S. EPA regarding air permit issues at its Peoria, Illinois facility. The U.S. EPA alleges Keystone failed to perform stack testing and conduct a review of best available emission control technology in connection with the implementation of plant construction modifications made pursuant to a 2001 air permit issued under the Clean Air Act and the Illinois Environmental Protection Act. During January 2006, the Company and the U.S. EPA reached a preliminary agreement on a plan for addressing the U.S. EPA's concerns without referring the matter for any enforcement action.

"Superfund" sites

     The Company is subject to federal and state "Superfund" legislation that imposes cleanup and remediation responsibility upon present and former owners and operators of, and persons that generated hazardous substances deposited upon, sites determined by state or federal regulators to contain hazardous substances. Keystone has been notified by U.S. EPA that the Company is a potentially responsible party ("PRP") under the federal "Superfund" legislation for the alleged release or threat of release of hazardous substances into the environment at eight sites. These situations involve cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. Although Keystone believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the "Superfund" sites discussed below, it has only recorded receivables for the estimated insurance recoveries at three of those sites. During 2002, 2003 and the first three months of 2005, the Company received approximately $43,000, $32,000 and $30,000, respectively, from certain of its insurers in exchange for releasing such insurers from coverage for certain years of environmental related liabilities. Such amounts are included in Keystone's self insurance accruals. Keystone did not receive any such insurance recoveries during 2004.

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

     In 1984, U.S. EPA filed suit against DeSoto by amending a complaint against Midwest Solvent Recovery, Inc. et al ("Midco"). DeSoto was a defendant based upon alleged shipments to an industrial waste recycling storage and disposal operation site located in Gary, Indiana. The amended complaint sought relief under CERCLA to force the defendants to clean up the site, pay non-compliance penalties and reimburse the government for past clean up costs. In June 1992, DeSoto settled its portion of the case by entering into a partial consent decree, and all but one of the eight remaining primary defendants and 93 third party defendants entered into a main consent decree. Under the terms of the partial consent decree, DeSoto agreed to pay its pro rata share (13.47%) of all costs under the main consent decree. In addition to certain amounts included in the trust fund discussed below, Sherman Wire also has certain funds available in other trust funds due to it under the partial consent decree. These credits can be used by Sherman Wire (with certain limitations) to fund its future liabilities under the partial consent decree.

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

     In December 1991, DeSoto and approximately 600 other PRPs were named in a complaint alleging DeSoto and the PRPs generated wastes that were disposed of at a Pennsauken, New Jersey municipal landfill. The plaintiffs in the complaint were ordered by the court to show in what manner the defendants were connected to the site. The plaintiffs provided an alleged nexus indicating garbage and construction materials from DeSoto's former Pennsauken facility were disposed of at the site and such waste allegedly contained hazardous material to which DeSoto objected. The claim was dismissed without prejudice in August 1993. In 1996, DeSoto received an amended complaint containing the same allegations. This matter is in discovery stage at March 31, 2005. Sherman Wire has denied any liability with regard to this matter and expects to vigorously defend the action.

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

     In November 2003, Sherman Wire received a General Notice of Potential Liability from the U.S. EPA advising them that the U.S. EPA believe Sherman Wire is a PRP at the Lake Calumet Cluster Site in Chicago, Illinois. The U.S. EPA advises the 200 acre site consists of areas of both ground water and surface water contamination located in a remnant wetland area. The U.S. EPA's effort at this site is part of a larger effort undertaken along with the State of Illinois, the City of Chicago, the U.S. Army Corps of Engineers, and the U.S. Department of Energy to cleanup contamination in the Lake Calumet basin. The U.S. EPA alleges the original wetland area has been partially filed by various waste handling and disposal activities which started as early as the 1940's. Incineration of hazardous waste including paints, thinners, varnishes, chlorinated solvents, styrene, ink, adhesives, and antifreeze occurred on the site from 1977 until 1982. In addition, several landfills operated in and near the site from 1967 into the 1990s. Approximately 1,600 ruptured drums have been discovered buried on the site. The U.S. EPA has undertaken or overseen various response actions at the site to mitigate remaining above ground contamination in the site vicinity. The U.S. EPA advises these activities have led to the formation of an extensive ground water contamination plume and contamination in the remaining wetland. The origin of the contamination cannot be associated with any single prior activity. The ground water is in direct contact with the wetland waters, and the same contaminants of concern, certain of which are known to bioaccumulate, and their concentrations are above human health and environmental standards. Sherman did not respond to the November 2003 Notice, however, Sherman notified their insurance carriers and asked them to indemnify and defend Sherman with respect to the Notice. At present, no carrier has agreed to either indemnify or defend. In addition, in November, 2003, Sherman Wire requested the U.S. EPA to provide any documentation that allegedly connects Sherman Wire to the site. Subsequently, the U.S. EPA produced documents that may show that Sherman Wire wastes were sent to the site. It is not possible at this time to determine if Sherman Wire has any future liability with respect to this site.

     In addition to the sites discussed above, Sherman Wire is allegedly involved at various other sites and in related toxic tort lawsuits which it does not currently expect to incur significant liability.

     Sherman Wire has access to a trust fund relative to another environmental site for any expenses or liabilities it incurs relative to environmental claims at that site. The trust fund is included in restricted investments on the balance sheet. At December 31, 2004 and March 31, 2005, the balance in this trust fund was approximately $248,000.

Note 12 -  Other commitments and contingencies:

Current litigation

     As a result of the Chapter 11 filings on February 26, 2004, litigation relating to prepetition claims against the filing companies, including Keystone and Sherman has been stayed. These liabilities that relate to Sherman continue to be negotiated and adjudicated subsequent to Keystone's emergence from Chapter 11 on August 31, 2005.

     In July 2001, Sherman Wire received a letter from a law firm advising them that Sears Roebuck & Co. ("Sears") had been named as a defendant in a lead paint personal injury case. Sears claimed contractual indemnity against Sherman and demanded that Sherman defend and indemnify Sears with regard to any losses or damages Sears may sustain in the case. Sears was named as an additional insured on insurance policies, in which DeSoto, the manufacturer of the paint, was the named insured. Additional demands were made by Sears in 2002 with regard to additional lead paint cases. DeSoto's insurance carriers were notified of the action and asked to indemnify Sherman with respect to the complaint. Sherman Wire has not indemnified Sears and is unaware if the insurors have agreed to indemnify Sears.

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

Note 13 - Earnings per share:

     Net loss per share is based upon the weighted average number of common shares and dilutive securities. A reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share computations of loss is presented below. The effect of the assumed conversion of the Series A Convertible Preferred Stock was antidilutive in the three months ended March 31, 2004 and 2005. Keystone stock options were omitted from the calculation because they were antidilutive in both periods presented.

                                                                                            Three months ended
                                                                                                March 31,
                                                                                          ---------------------
                                                                                          2004             2005
                                                                                          ----             ----
                                                                                              (In thousands)

Numerator:
  Net loss                                                                            $(7,638)         $(1,276)

  Less  Series A Preferred Stock dividends                                             (1,223)             -
                                                                                      -------          ---------
  Basic net loss                                                                       (8,861)          (1,276)
    Series A Preferred Stock dividends                                                   -                 -
                                                                                      -------          ---------

  Diluted net loss                                                                    $(8,861)          $(1,276)
                                                                                      =======           =======

Denominator:
  Average common shares outstanding                                                    10,068            10,068
  Dilutive effect of Series A Preferred Stock                                            -                 -
                                                                                      -------          ---------

  Diluted shares                                                                       10,068            10,068
                                                                                      =======           =======

Note 14 - Accounting principles not yet adopted:


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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bankruptcy:

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

     Keystone filed a plan of reorganization on October 4, 2004 and amended that plan on May 26, 2005, June 21, 2005 and June 27, 2005. Keystone's amended plan of reorganization was accepted by the impacted constituencies and confirmed by the Court on August 10, 2005. The Company emerged from bankruptcy protection on August 31, 2005. Significant provisions of Keystone's amended plan of reorganization included, among other things:

     o Assumption of the previously negotiated amendment to the collective bargaining agreement with the Independent Steel Workers Alliance (the "ISWA"), Keystone's largest labor union;
     o Assumption of the previously negotiated agreements reached with certain retiree groups that will provide relief by permanently reducing healthcare related payments to these retiree groups from pre-petition levels;
     o The Company's obligations due to pre-petition secured lenders other than its Debtor-In-Possession lenders were reinstated in full against reorganized Keystone;
     o All shares of Keystone's common and preferred stock outstanding at the petition date (February 26, 2004) were cancelled;
     o Pre-petition unsecured creditors with allowed claims against Keystone will receive, on a pro rata basis, in the aggregate, $5.2 million in cash, a $4.8 million secured promissory note and 49% of the new common stock of reorganized Keystone;
     o Certain operating assets and existing operations of Sherman Wire will be sold at fair market value to Keystone, which will then be used to form and operate a newly created wholly-owned subsidiary of reorganized Keystone named Keystone Wire Products Inc.;
     o Sherman Wire was also reorganized and the proceeds of the operating asset sale to Keystone and other funds will be distributed, on a pro rata basis, to Sherman Wire's pre-petition unsecured creditors as their claims are finally adjudicated;
     o Sherman Wire's pre-petition wholly-owned non-operating subsidiaries, J.L. Prescott Company, and DeSoto Environmental Management, Inc. as well as Sherman Wire of Caldwell, Inc., a wholly-owned subsidiary of Keystone, will ultimately be liquidated and the pre-petition unsecured creditors with allowed claims against these entities will receive their pro-rata share of the respective entity's net liquidation proceeds;
     o Pre-petition unsecured creditors with allowed claims against FV Steel & Wire Company, another one of Keystone's wholly-owned subsidiaries, will receive cash in an amount equal to their allowed claims;
     o One of Keystone's Debtor-In-Possession lenders, EWP Financial, LLC (an affiliate of Contran Corporation ("Contran"), Keystone's largest pre-petition shareholder) converted $5 million of its DIP credit facility, certain of its pre-petition unsecured claims and all of its administrative claims against Keystone into 51% of the new common stock of reorganized Keystone; and
     o The Board of Directors of reorganized Keystone now consists of seven individuals, two each of which were designated by Contran and the Official Committee of Unsecured Creditors (the "OCUC"), respectively. The remaining three directors qualify as independent directors (two of the independent directors were appointed by Contran with the OCUC's consent and one was appointed by the OCUC with Contran's consent).

In addition, Keystone has obtained an $80 million secured credit facility from Wachovia Capital Finance (Central). Proceeds from this credit facility were used to extinguish Keystone's existing Debtor-In-Possession credit facilities and to provide working capital for reorganized Keystone. See Note 2 to the Consolidated Financial Statements.

Summary

     As discussed in Note 1 to the Consolidated Financial Statements, Keystone restated its 2003 and 2004 consolidated balance sheets and statements of cash flows to properly classify certain cash overdrafts.

     The Company reported net losses of $7.6 million in the first quarter of 2004 and $1.3 million in the first quarter of 2005. The primary reasons for the decline in loss from 2004 to 2005 were due to the net effects of (i) significantly higher per-ton product selling prices partially offset by higher costs for ferrous scrap, (ii) favorable changes to the Company's medical plans for both active and retired employees, and (iii) a higher defined benefit pension credit in 2005.

OVERALL RESULTS OF OPERATIONS:

     Keystone believes it is a leading manufacturer of steel fabricated wire products, nails, industrial wire and wire rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets and believes it is one of the largest manufacturers of fabricated wire products in the United States. Historically, the Company has experienced greater sales and profits during the first half of the year due to the seasonality of sales in principal wire products markets, including the agricultural and construction markets. Keystone is also engaged in the operation of a ferrous scrap recycling facility. The operations of this ferrous scrap recycling facility were insignificant when compared to the consolidated operations of the Company. As such, the results of its operations are not separately addressed in the discussion that follows.

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

     o Future supply and demand for the Company's products (including cyclicality thereof),
     o    Customer inventory levels,
     o Changes in raw material and other operating costs (such as ferrous scrap and energy)
     o    The possibility of labor disruptions,
     o    General global economic and political conditions,
     o    Competitive products and substitute products,
     o    Customer and competitor strategies,
     o    The impact of pricing and production decisions,
     o    The possibility of labor disruptions,
     o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
     o    Government regulations and possible changes therein,
     o Significant increases in the cost of providing medical coverage to employees and retirees,
     o    The ultimate resolution of pending litigation,
     o International trade policies of the United States and certain foreign countries,
     o    Operating  interruptions   (including,   but  not  limited  to,  labor
          disputes, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
     o    The ability of the Company to renew or refinance credit facilities,
     o    Any possible future litigation, and
     o Other risks and uncertainties as discussed in this Quarterly Report and the Annual Report, including, without limitation, the section referenced above.

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

                                                                                            Three months ended
                                                                                                March 31,
                                                                                           --------------------
                                                                                           2004            2005
                                                                                           ----            ----
                                                                                           (Tons in thousands)

Production volume (tons):
 Billets                                                                                      119             141
 Wire rod                                                                                     117             134

Average per-ton ferrous scrap purchase cost                                                  $174            $252

Sales volume(tons):
 Fabricated wire products                                                                      50              46
 Nails                                                                                         10               5
 Industrial wire                                                                               17              16
 Wire rod                                                                                      29              43
 Billets                                                                                        4               2
                                                                                             ----          ------

                                                                                              110             112
                                                                                             ====          ======
Per-ton selling prices:
  Fabricated wire products                                                                   $757          $1,056
  Nails                                                                                      $646          $  778
  Industrial wire                                                                            $575          $  768
  Wire rod                                                                                   $415          $  567
  Billets                                                                                    $ 80          $  257
  All steel and wire products                                                                $606          $  798

     The following table sets forth the components of the Company's net sales for the periods indicated.

                                                                                            Three months ended
                                                                                                March 31,
                                                                                          ----------------------
                                                                                           2004            2005
                                                                                          ------          ------
                                                                                              (In millions)

Fabricated wire products                                                                  $38.1            $48.0
Nails                                                                                       6.4              3.8
Industrial wire                                                                            10.2             12.5
Wire rod                                                                                   12.0             24.3
Billets                                                                                      .3               .6
Other                                                                                        .2               .3
                                                                                          -----            -----
                                                                                          $67.2            $89.5
                                                                                          =====            =====



     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                          ------------------------
                                                                                            2004            2005
                                                                                          -------          -------

Net sales                                                                                   100.0 %          100.0 %
Cost of goods sold                                                                          102.1             94.4
                                                                                            -----            -----
Gross margin (loss)                                                                          (2.1)%            5.6 %
                                                                                            =====            =====

Selling expense                                                                               1.9 %            1.6 %
General and administrative expense                                                            4.0 %            3.0 %
Defined benefit pension credit                                                               (2.2)%           (3.6)%
Corporate expense                                                                             1.3 %            1.4 %
Reorganization costs                                                                          2.9 %            3.7 %

Loss before income taxes                                                                    (11.4)%           (1.3)%
Income tax provision                                                                             -             (.1)
                                                                                            -----            -----

Net loss                                                                                    (11.4)%           (1.4)%
                                                                                            =====            =====

Discussion of operating results

     Despite only a 2,000 ton increase in shipment volume of steel and wire products during the first quarter of 2005, net sales increased by $22.3 million, or 33.3%, from the first quarter of 2004 due primarily to a 31.7% increase in overall per-ton steel and wire product selling prices. As a result of a Company initiative to discontinue sales to its less profitable fabricated wire product and nail customers during the last quarter of 2003 and the first quarter of 2004, the product mix in the first quarter of 2005 consisted of a lower percentage of fabricated wire products and nails than during the first quarter of 2004. Keystone supplemented these lower shipment volumes of fabricated wire products and nails during the 2005 quarter with increased shipments of wire rod. However, the Company typically realizes a lower gross margin on sales of wire rod than it does on its other products. The 31.7% increase in overall per-ton steel and wire product selling prices ($192 per ton) favorably impacted net sales by approximately $21.5 million during the 2005 first quarter.

     During the first quarter of 2005, Keystone realized increased per-ton selling prices over those of the 2004 first quarter in all product lines. Fabricated wire products per-ton selling prices increased by 39.5%, nails increased 20.4%, industrial wire increased 33.6%, wire rod increased 36.6% and the per-ton selling prices of billets during the first quarter of 2005 increased 221.3% as compared to the first quarter of 2004. During the 2005 first quarter, shipment volumes declined as compared to 2004 first quarter levels in all product lines except wire rod. Fabricated wire products shipment volume declined 8.0%, nails declined 50.0%, industrial wire declined 5.9% and billet shipments declined 50.0%. Wire rod shipment volume in the first quarter of 2005 increased 48.3% from the 2004 first quarter level. The Company believes the lower shipment volumes across the majority of its product lines during the 2005 first quarter was due to the Company initiative to discontinue sales to its less profitable customers. Throughout 2004, the Company implemented several price increases primarily as a reaction to rapidly increasing ferrous scrap costs, Keystone's primary raw material. As a result of these efforts, during the first quarter of 2005, the Company was able to realize significant increases in the per-ton product selling prices of the majority of its product lines as compared to per-ton selling prices during the first quarter of 2004.

     Billet production during the 2005 first quarter increased by 22,000 tons to 141,000 tons from 119,000 tons during the first quarter of 2004. Wire rod production during the first quarter of 2005 increased by 17,000 tons to 134,000 tons from 117,000 tons during the first quarter of 2004. The lower wire rod production in 2004 was due primarily to Keystone's limited production schedules during the period preceding and immediately following Keystone's Chapter 11 filing.

     Cost of goods sold increased by 23.1% during the first quarter of 2005 to $84.5 million from $68.6 million during the 2004 first quarter. However, the cost of goods sold percentage declined from 102.1% in the 2004 quarter to 94.4% of net sales in the first quarter of 2005. This decline in the cost of goods sold percentage was due primarily to the significantly higher product per-ton selling prices and lower retiree medical costs in the 2005 first quarter, partially offset by increased costs for ferrous scrap, natural gas costs and electrical power at the Company's Peoria, Illinois facility. Keystone's per-ton ferrous scrap costs increased 44.8% during the 2005 first quarter as compared to the 2004 first quarter. During the 2005 first quarter, the Company purchased 151,000 tons of ferrous scrap at an average price of $252 per-ton as compared to 2004 first quarter purchases of 139,000 tons at an average price of $174 per ton. This increase in per-ton ferrous scrap costs adversely impacted gross profit during the 2005 first quarter by approximately $11.8 million. The cost of natural gas and electrical power at the Company's Peoria facility in the 2005 first quarter was approximately $673,000 and $315,000, respectively, higher than they were in the 2004 first quarter. In addition, in connection with its restructuring activities during the first quarter of 2004, Keystone modified its health and welfare benefit plans for active employee. These changes to the health and welfare benefit plans resulted in a significantly higher participation by the employees and a correspondingly lower required contribution by the Company during the 2005 first quarter as compared to the 2004 first quarter.

     As a result of the above items, the gross margin loss of $1.4 million in the 2004 first quarter improved to a positive margin of $5.1 million in the 2005 first quarter. As a result, the gross margin percentage in the first quarter of 2004 of a 2.1% loss increased to a positive 5.6% in the 2005 first quarter.

     Selling expense during the 2005 first quarter increased 14.1% to $1.4 million from $1.3 million during the 2004 first quarter.

     General and administrative expense of $2.7 million in the 2005 first quarter approximated the general and administrative expense in the first quarter of 2004.

     During the first quarter of 2005, Keystone recorded a defined benefit pension credit of $3.2 million as compared to recording a defined benefit pension credit in the 2004 first quarter of $1.5 million. The increased pension credit during the first quarter of 2005 was a result of a $52 million increase in plan assets from the end of 2003 to the end of 2004. In addition, Keystone was not required to make any cash contributions for defined benefit pension plan fundings during either 2005 or 2004. The Company currently anticipates during 2005 it will record a defined benefit pension credit of $11.7 million and that no plan fundings will be required during 2005. However, future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases in pension expense or credit and future funding requirements.

     During 2004, the Company entered into an agreement (the "1114 Agreement") with certain retiree groups that substantially reduced the post retirement ("OPEB") benefits that will be paid to these retiree groups in the future. Prior to confirmation of Keystone's definitive plan of reorganization, the Court could have rescinded the 1114 Agreement and therefore the 1114 Agreement was not definitive until it was confirmed by the Court in connection with Keystone's emergence from Chapter 11 on August 31, 2005. As such, and in accordance with GAAP, the Company has continued to record OPEB expense for the first eight months of 2005 at the estimated level required as if Keystone had not entered into the 1114 Agreement. The Company estimates OPEB expense through August 31, 2005 will approximate $11.6 million. However, at the time of the Company's emergence from Chapter 11 on August 31, 2005, and concurrent confirmation of the 1114 Agreement, GAAP then requires the effect of the substantially reduced OPEB benefits agreed to as part of the 1114 Agreement be accounted for as a plan amendment, the benefit of which is amortized into income over future periods. Accordingly, Keystone estimates that it will record an OPEB credit of approximately $2.7 million for the last four months of 2005, resulting in an $8.9 million OPEB expense for the year 2005.

     General corporate expenses during the 2005 first quarter were approximately $423,000 higher than general corporate expenses during the first quarter of 2004 due primarily to increased legal fees not related to the Company's reorganization activities.

     During the first quarters of 2005 and 2004, Keystone incurred $3.3 million and $1.9 million, respectively of legal and professional fees relative to its Chapter 11 proceedings and related reorganization activities.

     Interest expense during the first quarter of 2005 was lower than the first quarter of 2004 due primarily to lower debt levels and slightly lower average interest rates. The overall average interest rates were impacted by the fact the Company discontinued accruing interest on pre-petition unsecured debt upon filing for Chapter 11 on February 2, 2004. Average borrowings by the Company approximated $76.5 million during the first quarter of 2005 as compared to $98.7 million during the first quarter of 2004. During the first quarter of 2005, the average interest rate on outstanding indebtedness was 3.0% per annum as compared 3.1% per annum during the 2004 first quarter. Keystone currently anticipates average interest rates and debt levels in 2005 will be higher than their respective levels during 2004.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 7 to the Consolidated Financial Statements. At March 31, 2005, the Company had recorded a deferred tax asset valuation allowance of $30.1 million resulting in no net deferred tax assets. Keystone periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the recorded valuation allowance related to its deferred tax assets in the future. While the Company currently expects to report pre-tax income for financial reporting purposes during 2005, it does not believe it will have sufficient positive evidence to conclude that its net deferred income tax assets will meet the "more-likely-than-not" recognition criteria anytime during 2005. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing a tax provision associated with its expected pre-tax income during 2005 will be appropriate.

     As a result of the items discussed above, Keystone recorded a net loss during the first quarter of 2005 of $1.3 million as compared to a net loss of $7.6 million in the first quarter of 2004.


SEGMENT RESULTS OF OPERATIONS:

     The Company's operating segments are organized along its manufacturing facilities and include three reportable segments: (i) Keystone Steel and Wire ("KSW") which manufacturers and sells wire rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets, (ii) Engineered Wire Products ("EWP") which manufactures and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges and, (iii) Sherman Wire ("Sherman") which manufacturers and sells wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets.


                                                                                         Three months ended
                                                                                              March 31,
                                                                                        -----------------------
                                                                                        2004               2005
                                                                                        ----               ----
                                                                                           (In thousands)

Revenues:
  Keystone Steel and Wire                                                               $60,626         $ 89,194
  Engineered Wire Products                                                               11,090           12,051
  Sherman                                                                                 3,059            5,053
  Elimination of intersegment
    revenues                                                                             (7,598)         (16,761)
                                                                                        -------         --------

                                                                                        $67,177         $ 89,537
                                                                                        =======         ========

Operating profit (loss):
  Keystone Steel and Wire                                                               $(6,988)         $(1,452)
  Engineered Wire Products                                                                1,268            1,639
  Sherman                                                                                  (575)            (169)
  GAAP adjustments and eliminations                                                       2,398            4,123
                                                                                        -------         --------

                                                                                        $(3,897)         $ 4,141
                                                                                        =======         ========

     GAAP adjustments and eliminations in the above table consisted primarily of adjustments to reflect the difference between the defined benefit pension credit allocated to the segments and the actual expense or credit included in the determination of operating profit or loss. GAAP adjustments and eliminations included a defined benefit pension credit of $4.1 million and $2.4 million during the three months ended March 31, 2005 and 2004, respectively.

Keystone Steel & Wire

     KSW's net sales in the 2005 first quarter increased by $28.6 million or 47.1% to $89.2 million from $60.6 million in the first quarter of 2004 due primarily to higher overall per-ton product selling prices and higher shipment volumes. KSW sold approximately 17,000 more tons of products in the 2005 first quarter as compared to the first quarter of 2004 at selling prices $154 per-ton higher than per-ton product selling prices in the 2004 first quarter. KSW believes the lower shipment volume during the first quarter of 2004 was due to its limited production schedules during the period preceding and immediately following Keystone's Chapter 11 filing combined with an initiative to discontinue sales to KSW's less profitable customers. Throughout 2004, KSW implemented several price increases primarily as a reaction to rapidly increasing ferrous scrap costs, KSW's primary raw material. As a result of these efforts, during the 2005 first quarter, KSW was able to realize significant increases in its per-ton product selling prices over the same period in 2004. During 2005 and 2004 first quarters, approximately 15% and 9%, respectively of KSW's net sales were made to other Keystone entities. Significantly all of the sales to other Keystone entities were sales of wire rod.

     During the first quarter of 2005, KSW recorded an operating loss of $1.5 million as compared to an operating loss of $7.0 million in the 2004 first quarter. The primary reason for the decreased operating loss in the 2005 period was the significantly higher per-ton product selling prices and lower retiree medical costs in 2005, partially offset by increased costs for ferrous scrap, natural gas costs and electrical power. In addition, changes to KSW's health and welfare benefit plans resulted in a significantly higher participation by the employees and a correspondingly lower required contribution by KSW during the first quarter of 2005.

Engineered Wire Products

     EWP's net sales of $12.1 million during the first quarter of 2005 were approximately $1.0 million or 8.7% higher than during the first quarter of 2004 due primarily to higher overall per-ton product selling prices partially offset by lower shipment volume. During the 2005 first quarter, EWP sold 4,300 less tons of products than during the first quarter of 2004 at per-ton product selling prices approximately $287 per-ton higher than per-ton selling prices in the 2004 first quarter. EWP believes the 2004 first quarter shipment volume was abnormally high. During 2004, EWP implemented several price increases primarily as a reaction to rapidly increasing wire rod costs, EWP's primary raw material. As a result of these efforts, during the first quarter of 2005, EWP was able to realize significant increases in its per-ton product selling prices. EWP sources the majority of its wire rod requirements from KSW.

     As a result of significantly higher per-ton product selling prices during the first quarter of 2005, partially offset by the increased cost for wire rod, EWP recorded a $371,000 increase over 2004's operating income to $1.6 million.

Sherman Wire

     Tons shipped by Sherman Wire during the first quarter of 2005 increased by 1,900 tons from shipment levels during the first quarter of 2004. Sherman Wire believes its lower shipment volume during the 2004 first quarter was due to its limited production schedules during the period preceding and immediately following Keystone's Chapter 11 filing combined with an initiative to discontinue sales to Sherman Wire's less profitable customers. Sherman Wire recorded net sales of $5.1 million in the 2005 first quarter, as compared to net sales of $3.1 million during the first quarter of 2004. This $2.0 million increase was due primarily to significant increase in Sherman Wire's per-ton product selling prices during the 2005 first quarter. Sherman Wire's overall per-ton product selling price increased by approximately $71 per-ton during the 2005 first quarter as compared to the per-ton product selling prices during the first quarter of 2004. During 2004, Sherman Wire implemented several price increases primarily as a reaction to rapidly increasing wire rod costs, Sherman Wire's primary raw material. As a result of these efforts, during the first quarter of 2005, Sherman Wire was able to realize significant increases in its per-ton product selling prices. Sherman Wire sources the majority of its wire rod requirements from KSW. During the first quarter of 2005 and 2004, approximately 68% and 73%, respectively, of Sherman Wire's net sales were made to other Keystone entities, primarily KSW. The majority of these sales were fabricated wire products.

     During the first quarter of 2005, Sherman Wire recorded a $169,000 operating loss as compared to a $575,000 operating loss in the 2004 first quarter. The primary reason for this improved operating performance in 2005 was the higher overall per-ton product selling prices and lower retiree medical costs partially offset by the increased costs for wire rod. In addition, changes to Sherman Wire's health and welfare benefit plans resulted in a significantly higher participation by the employees and a correspondingly lower required contribution by Sherman Wire during 2005.

Outlook for 2005

     During 2005, rod imports have continued at high levels. These high import levels combined with increased production from domestic mills has resulted in a decline in per-ton sales prices of the Company's products. In addition, the late winter and inclement weather during the spring and summer of 2005 has adversely impacted sales. As a result, management believes these factors will result in lower shipment volume in 2005 as compared to 2004. The Company's 2005 performance will also be adversely impacted by higher costs for ferrous scrap and the cost of legal and professional fees associated with the Company's bankruptcy and related restructuring efforts. However, the effects of the Company's restructuring efforts in 2004 and 2005 will partially mitigate these factors, as the Company expects to report a significant gain upon cancellation of debt and other liabilities concurrent with its emergence from Chapter 11. As a result, Keystone expects it will report net income for financial reporting purposes although it expects to report negative cash flows from operating activities in 2005. In addition, as a result of significant accumulated net operating losses, the benefit of which has not been previously recognized for financial reporting purposes as the Company does not currently believe meets the "more-likely-than-not" recognition criteria, the Company does not expect to record significant net tax expense associated with its pre-tax income during 2005.

LIQUIDITY AND CAPITAL RESOURCES:

     The amount of available borrowings under Keystone's revolving credit and primary DIP facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. At March 31, 2005, unused credit available for borrowing under Keystone's DIP facilities and EWP's $7 million revolving credit facility (the "EWP Revolver"), were $11.9 million and $1.0 million, respectively. The Company's primary DIP facility requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. Accordingly, any outstanding balances under the primary DIP facility are always classified as a current liability regardless of the maturity date of the facility.

     On August 31, 2005, in connection with its emergence from Chapter 11, Keystone entered into a new five-year, $80.0 million secured credit facility. Proceeds from this credit facility were used to extinguish Keystone's existing DIP credit facilities, the EWP Term Loan, the EWP Revolver and to provide working capital for reorganized Keystone. The facility includes a term loan in the amount of up to $25.0 million, subject to a borrowing base calculation based on the market value of the Company's real property and equipment. To the extent there is sufficient borrowing base, the term loan portion of this credit facility can be reloaded in the amount of $10.0 million. The portion of the credit facility in excess of the term loan balance is available to the Company as a revolving credit facility subject to a borrowing base calculation based on eligible receivables and inventory balances. Interest rates on the credit facility range from the prime rate to the prime rate plus .5% depending on Keystone's excess availability, as defined in the credit agreement. The facility also provides for a LIBOR interest rate option. Under the terms of the credit facility, the Company is required to annually pay down the term loan portion of the facility in the amount of 25% of excess cash flow, as defined in the agreement, subject to a $2.0 million annual and a $5.0 million aggregate limit. The facility also includes performance covenants related to minimum levels of cash flow and fixed charge coverage ratio. Keystone paid the lender approximately $400,000 of diligence, commitment and closing fees in connection with this facility.

     Despite a $6.4 million increase in earnings between the 2004 first quarter and the first quarter of 2005, cash flow from operating activities in the first quarter of 2005 declined by $17.6 million as Keystone used $23.0 million of cash in operations during the first quarter of 2005 as compared to using only $5.4 million in operations during the first quarter of 2004. This increase in cash used in operations was due primarily to larger increases in accounts receivable and inventory levels during the 2005 first quarter than in the 2004 first quarter. Because of the seasonal nature of the Company's business, the 2005 increase was typical. The reason the 2004 increase was not as large as 2005's increase was due to Keystone's limited liquidity during the last half of 2003 and the first portion of 2004, not allowing the Company to operate on a continuous basis. As such, production levels declined and Keystone was forced to substantially reduce its normal inventory levels over the last half of 2003 and the first two months of 2004 in order to meet customer shipment demand. In addition, as the Company's liquidity deteriorated throughout 2003 and the first two months of 2004, Keystone liquidated as many of its accounts receivable as possible. As such, at the end of 2003, the Company's accounts receivable and inventory balances were both at abnormally low levels. Keystone's operations returned to normal levels during 2004. However, the higher inventory and receivable balances had not been restored by the end of the 2004 first quarter.

     During the first quarter of 2005, Keystone made capital expenditures of approximately $2.0 million primarily related to upgrades of production equipment at its facility in Peoria, Illinois, as compared to $300,000 in the 2004 first quarter. Capital expenditures for 2005 are expected to be approximately $7.0 million and are related primarily to upgrades of production equipment at EWP. Such capital expenditures are expected to be funded using cash flows from operations together with borrowing availability under Keystone's credit facilities.

     At March 31, 2004, the Company's financial statements reflected accrued liabilities of $19.4 million (substantially all of which is included in liabilities subject to compromise on the Company's balance sheet) for estimated remediation costs for those environmental matters which Keystone believes are probable and reasonably estimable. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. Keystone believes it is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to Keystone for sites for which the Company believes it is possible to estimate costs is approximately $21.4 million. See Notes 11 and 12 to the Consolidated Financial Statements for discussions of the Company's environmental liabilities and current litigation.

     Keystone is not expected to be required to make contributions to its pension plan during 2005. Future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases to pension expense or credit and funding requirements in future periods.

     The Company periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. At March 31, 2005, the Company expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax deductions, in part due to the long-term nature of its net operating loss carryforwards, which expire in 2023 and 2024. Although, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test. As such, the Company has provided a deferred tax asset valuation allowance of approximately $30.1 million at March 31, 2005, or all of the Company's deferred tax asset. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could change the valuation allowance related to its deferred tax assets in the future. The Company does not currently expect it will be appropriate to recognize a tax provision associated with its expected pre-tax income during 2005.

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


ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended ("the Act"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the Securities and Exchange Commission ("SEC"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, the Company's President and Chief Executive Officer, and Bert E. Downing, Jr., the Company's Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the Company's disclosure controls and procedures as of March 31, 2005. Based upon their evaluation, and solely as a result of the material weaknesses discussed below, these executive officers have concluded the Company's disclosure controls and procedures were not effective as of March 31, 2005.

     Internal Control Over Financial Reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management of the Company has concluded that the following control deficiencies constitute material weaknesses in the Company's internal control over financial reporting:

(1) As of March 31, 2005, the Company did not maintain effective controls over the completeness and accuracy of net sales and related cost of goods sold. Specifically, the Company did not have controls designed and in place to detect sales made under the terms F.O.B. at the customer's location.
     Additionally, the Company did not maintain effective controls over the review and monitoring of the accuracy and completeness of net sales and costs of goods sold. This control deficiency resulted in adjustments to net sales and cost of goods sold in the third quarter of 2005.
(2) As of March 31, 2005, the Company did not maintain effective controls over the presentation and classification of cash overdrafts. Specifically, effective controls were not designed and in place to ensure that cash overdrafts were properly classified as indebtedness in the Company's consolidated balance sheet, and that changes in its cash overdrafts were properly included in the determination of cash flows from financing activities. This control deficiency resulted in the restatement of the Company's 2003 and 2004 annual consolidated financial statements and audit adjustments to both its 2004 interim consolidated financial statements and its annual and interim 2005 consolidated financial statements affecting accounts payable and the current portion of long-term debt.

     Each of these two control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected.

     Accordingly, management of the Company determined that each of these control deficiencies constitutes a material weakness.

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

     Remediation of Material Weakness. In order to remediate the first material weakness discussed above, in March 2006, the Company modified its information system to appropriately identify products shipped to its customers under delivery terms of F.O.B. at the customer location. In addition, the Company intends to institute a quarterly close procedure, to be implemented for the first time for the quarter ending March 31, 2006, to review all sales within a specified number of weeks prior to the end of the quarter to ensure the delivery terms are consistent with revenue recognition in the quarter of shipment.

     In order to remediate the second material weakness discussed above, in March 2006 the Company revised the recurring reclassification journal entry used in the preparation of its consolidated balance sheet to properly classify the amount of any cash overdrafts as part of the current portion of long-term debt. In addition, the Company intends to institute quarterly close procedures, to be implemented for the first time for the quarter ending March 31, 2006, to ensure
(i) that an adequate review of the Company's balance sheet and statement of cash flow consolidation occurs each quarter and (ii) the continued appropriateness of the reclassification journal entry to classify bank overdrafts as part of the current portion of long-term debt.

     Changes in Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

     Reference is made to disclosure provided under the caption "Current litigation" in Note 12 to the Consolidated Financial Statements.


ITEM 6. Exhibits

(a) The Company has retained a signed original of any exhibit listed below that contains signatures, and the Company will provide any such exhibit to the Commission or its staff upon request. The following exhibit is included herein:

     31.1 Chief Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Chief Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Chief Executive and Chief Financial Officers' Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Keystone Consolidated Industries, Inc.
                                    (Registrant)



Date:  March 31, 2006               By /s/Bert E. Downing, Jr.
                                       -------------------------------------
                                       Bert E. Downing, Jr.
                                       Vice President, Chief Financial
                                       Officer, Corporate Controller
                                       and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)