Form 10-Q
period 2005-06-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2006-04-03
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2005
                         -------------

Commission file number 1-3919
                       ------


                     Keystone Consolidated Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               37-0364250
-------------------------------                              ------------------
(State or other jurisdiction of                               I.R.S. Employer
 incorporation or organization)                              Identification No.)

  5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, TX  75240-2697
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:    (972) 458-0028

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes                           No X
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

                                      INDEX
                                     -------


                                                                           Page
                                                                          number

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Consolidated Balance Sheets - December 31, 2004;
             and June 30, 2005 (Unaudited)                                  3-4

            Consolidated Statements of Operations - Three months
             and six months ended June 30, 2004 and 2005 (Unaudited)          5

            Consolidated Statements of Cash Flows - Six months
             ended June 30, 2004 and 2005 (Unaudited)                         6

            Consolidated Statement of Stockholders' Equity
             (Deficit) - Six months ended June 30, 2005 (Unaudited)           7

            Notes to Consolidated Financial Statements (Unaudited)         8-26

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          27-39

  Item 4.   Controls and Procedures                                       40-41


PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings                                                42

  Item 6.   Exhibits                                                         42




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                   (Unaudited)

                                                               December 31,          June 30,
                        ASSETS                                     2004                2005
                                                               ------------        -----------
                                                                (Restated)

 Current assets:
   Notes and accounts receivable                                 $ 26,729           $ 36,587
   Inventories                                                     53,017             50,286
   Restricted investments                                           5,373              5,407
   Prepaid expenses and other                                       2,017              2,080
                                                                 --------           --------


      Total current assets                                         87,136             94,360
                                                                 --------           --------

 Property, plant and equipment                                    369,036            371,913
 Less accumulated depreciation                                    275,003            281,412
                                                                 --------           --------

      Net property, plant and equipment                            94,033             90,501
                                                                 --------           --------

 Other assets:
   Restricted investments                                           5,965              6,226
   Prepaid pension cost                                           133,443            139,892
   Deferred financing costs                                         1,226                894
   Goodwill                                                           752                752
   Other                                                              727                614
                                                                 --------           --------

      Total other assets                                          142,113            148,378
                                                                 --------           --------

                                                                 $323,282           $333,239
                                                                 ========           ========




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)
                                   (Unaudited)

                                                               December 31,          June 30,
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   2004                2005
                                                               ------------        -----------
                                                                (Restated)


 Current liabilities not subject to compromise:
   Notes payable and current maturities of
     long-term debt                                              $ 51,640           $ 65,837
   Accounts payable                                                 3,801                887
   Accounts payable to affiliates                                     821              1,042
   Other accrued liabilities                                       18,964             18,450
                                                                 --------           --------

       Total current liabilities not subject
        to compromise                                              75,226             86,216
                                                                 --------           --------

 Noncurrent liabilities not subject to compromise:
   Long-term debt                                                  14,345             13,659
   Accrued OPEB cost                                               13,478             19,239
   Other                                                              988                118
                                                                 --------           --------

       Total noncurrent liabilities not subject
        to compromise                                              28,811             33,016
                                                                 --------           --------

 Liabilities subject to compromise                                212,346            212,043
                                                                 --------           --------

 Redeemable Series A preferred stock                                2,112              2,112
                                                                 --------           --------

 Stockholders' equity (deficit):
   Common stock                                                    10,798             10,798
   Additional paid-in capital                                      41,225             41,225
   Accumulated deficit                                            (47,224)           (52,159)
   Treasury stock, at cost                                            (12)               (12)
                                                                 --------           --------

       Total stockholders' equity (deficit)                         4,787               (148)
                                                                 --------           --------

                                                                 $323,282           $333,239
                                                                 ========           ========




Commitments and contingencies (Notes 11 and 12).

          See accompanying notes to consolidated financial statements.




                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Three months ended        Six months ended
                                                          June 30,                 June 30,
                                                     ------------------        -----------------
                                                      2004        2005          2004       2005
                                                     ------      ------        ------     ------

 Net sales                                          $101,827    $ 88,992      $169,004   $178,529
 Cost of goods sold                                   83,118      87,034       151,728    171,516
                                                    --------    --------      --------   --------
   Gross margin                                       18,709       1,958        17,276      7,013
                                                    --------    --------      --------   --------

 Selling expense                                       1,451       1,582         2,709      3,017
 General and administrative
  expense                                              2,718       2,706         5,424      5,410
 Defined benefit pension credit                       (1,500)     (3,224)       (3,000)    (6,449)
                                                    --------    --------      --------   --------

                                                       2,669       1,064         5,133      1,978
                                                    --------    --------      --------   --------

 Operating income                                     16,040         894        12,143      5,035
                                                    --------    --------      --------   --------

 General corporate income
  (expense):
   Corporate expense                                    (632)       (895)       (1,505)    (2,191)
   Interest expense                                     (961)       (919)       (2,025)    (1,776)
   Interest income                                        22          47            32         82
   Other income (expense), net                           (96)         16            17        104
                                                    --------    --------      --------   --------

                                                      (1,667)     (1,751)       (3,481)    (3,781)
                                                    --------    --------      --------   --------

       Income (loss) before
        income taxes and
        reorganization costs                          14,373        (857)        8,662      1,254

 Reorganization costs                                  3,092       2,687         5,019      5,981
                                                    --------    --------      --------   --------

   Income (loss) before income
    taxes                                             11,281      (3,544)        3,643     (4,727)

 Provision for income taxes                              288         115           288        208
                                                    --------    --------      --------   --------

       Net income (loss)                              10,993      (3,659)        3,355     (4,935)

 Dividends on preferred stock                           -           -            1,223       -
                                                    --------    --------      --------   --------

 Net income (loss) available
  for common shares                                 $ 10,993    $ (3,659)     $  2,132   $ (4,935)
                                                    ========    ========      ========   ========

 Basic income (loss) per share
  available for common shares                       $   1.09       $(.36)     $    .21   $   (.49)
                                                    ========    ========      ========   ========

 Basic shares outstanding                             10,068      10,068        10,068     10,068
                                                    ========    ========      ========   ========

 Diluted income (loss) per share
  available for common shares                       $    .39    $   (.36)     $    .12   $   (.49)
                                                    ========    ========      ========   ========

 Diluted shares outstanding                           28,043      10,068        28,043     10,068
                                                    ========    ========      ========   ========

          See accompanying notes to consolidated financial statements.


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          Six months ended
                                                                              June 30,
                                                                       ----------------------
                                                                        2004            2005
                                                                        ----            ----

 Cash flows from operating activities:
   Net income (loss)                                                  $  3,355        $ (4,935)
   Depreciation and amortization                                         7,955           7,889
   Amortization of deferred financing costs                                567             347
   Non-cash defined benefit pension credit                              (3,000)         (6,449)
   Non-cash OPEB expense                                                 8,850           5,762
   Reorganization costs accrued                                          5,019           5,981
   Reorganization costs paid                                            (1,930)         (5,176)
   Other, net                                                               48             116
   Change in assets and liabilities:
     Notes and accounts receivable                                     (21,265)         (9,948)
     Inventories                                                       (15,492)          2,731
     Accounts payable                                                    9,101          (2,693)
     Other, net                                                          4,546          (2,518)
                                                                      --------        --------

       Net cash used by operating activities                            (2,246)         (8,893)
                                                                      --------        --------

 Cash flows from investing activities:
   Capital expenditures                                                   (685)         (4,551)
   Collection of notes receivable                                           75              75
   Restricted investments                                               (7,677)           (296)
   Other, net                                                               62             168
                                                                      --------        --------

       Net cash used by investing activities                            (8,225)         (4,604)
                                                                      --------        --------

 Cash flows from financing activities:
   Revolving credit facilities, net                                     (3,635)         14,784
   Other notes payable and long-term debt:
     Additions                                                          15,819              47
     Principal payments                                                 (1,188)         (1,319)
   Deferred financing costs paid                                          (525)            (15)
                                                                      --------        --------

       Net cash provided by financing activities                        10,471          13,497
                                                                      --------        --------

 Net change in cash and cash equivalents                                  -               -

 Cash and cash equivalents, beginning of period                           -               -
                                                                      --------        --------

 Cash and cash equivalents, end of period                             $   -            $  -
                                                                      ========        ========

 Supplemental disclosures:
   Cash paid for:
     Interest, net of amount capitalized                              $  1,112         $ 1,440
     Income taxes, net                                                    -                673


          See accompanying notes to consolidated financial statements.


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                         Six months ended June 30, 2005
                                 (In thousands)
                                   (Unaudited)


                                                       Additional
                                             Common      paid-in       Accumulated     Treasury
                                             stock       capital         deficit         stock        Total
                                             -------   -----------     -----------     ---------      ------

 Balance - December 31, 2004                 $10,798     $41,225        $(47,224)        $(12)        $4,787

 Net loss                                       -           -             (4,935)           -         (4,935)
                                             -------     -------        --------         ----         ------

 Balance - June 30, 2005                     $10,798     $41,225        $(52,159)        $(12)        $ (148)
                                             =======     =======        ========         ====         ======



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

     Accordingly, the Company has restated its consolidated balance sheet at December 31, 2004, as contained in this Form 10-Q, to reflect this correction. The $2.7 million adjustment to the 2004 balance sheet is a result of $3.8 million of cash receipts net of $1.1 million of cash overdrafts.

     The following table shows (i) selected consolidated financial statements data as of December 31, 2004, as previously reported, (ii) adjustments to such consolidated financial statement data to reflect the effect of this restatement and (iii) such consolidated financial statement data, as restated.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                    SELECTED CONSOLIDATED BALANCE SHEET DATA
                                December 31, 2004
                                 (In thousands)

                                                                      December 31, 2004
                                                   -------------------------------------------------
                                                    Previously
                                                     Reported           Adjustments      As restated
                                                    ----------          -----------      -----------

Selected balance sheet items:

Notes payable and current maturities
 of long-term debt                                   $ 54,336            $ (2,696)          $ 51,640
                                                     ========            ========           ========

Accounts payable                                     $  1,105            $  2,696           $  3,801
                                                     ========            ========           ========

Total current liabilities                            $ 75,226            $   -              $ 75,226
                                                     ========            ========           ========

Organization and basis of presentation.

     The consolidated balance sheet of Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") at December 31, 2004 has been condensed from the Company's audited consolidated financial statements at that date included in the Company's 2005 Form 10-K. The consolidated balance sheet at June 30, 2005 and the consolidated statements of operations and cash flows for the interim periods ended June 30, 2004 and 2005, and the consolidated statement of common stockholders' deficit for the interim period ended June 30, 2005, have each been prepared by the Company, without audit, in accordance with GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

     At June 30, 2005, Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons, beneficially owned approximately 50% of the outstanding common stock of the Company. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Keystone may be deemed to be controlled by Contran and Mr. Simmons. At June 30, 2005, Contran also owned 54,956 shares of the 71,899 shares of the Company's outstanding Redeemable Series A Preferred Stock. Each share of Series A Preferred Stock is convertible, at the option of the holder, into 250 shares of the Company's common stock (equivalent to a $4.00 per share exchange rate).

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

     In addition, Keystone has obtained a five-year $80 million secured credit facility from Wachovia Capital Finance (Central). Proceeds from this credit facility were used to extinguish Keystone's existing Debtor-In-Possession ("DIP") credit facilities and to provide working capital for reorganized Keystone. Proceeds from this credit facility were used to extinguish Keystone's existing DIP credit facilities, the EWP Term Loan, the EWP Revolver and to provide working capital for reorganized Keystone. The facility includes a term loan in the amount of up to $25.0 million, subject to a borrowing base calculation based on the market value of the Company's real property and equipment. To the extent there is sufficient borrowing base, the term loan portion of this credit facility can be reloaded in the amount of $10.0 million. The portion of the credit facility in excess of the term loan balance is available to the Company as a revolving credit facility subject to a borrowing base calculation based on eligible receivables and inventory balances. Interest rates on the credit facility range from the prime rate to the prime rate plus ..5% depending on Keystone's excess availability, as defined in the credit agreement. The facility also provides for a LIBOR interest rate option. Under the terms of the credit facility, the Company is required to annually pay down the term loan portion of the facility in the amount of 25% of excess cash flow, as defined in the agreement, subject to a $2.0 million annual and a $5.0 million aggregate limit. The facility also includes performance covenants related to minimum levels of cash flow and fixed charge coverage ratio. Keystone paid the lender approximately $400,000 of diligence, commitment and closing fees in connection with this facility.

     At June 30, 2005, the net assets of the one subsidiary of Keystone which was not party to the bankruptcy proceeding, included in the Company's consolidated net assets, was approximately $16.8 million, consisting of current assets of $25.4 million, noncurrent assets (primarily net property and equipment) of $5.9 million, current liabilities of $11.0 million and noncurrent liabilities (primarily long-term debt) of $3.5 million.

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

Business Segment             Principal entities             Location
----------------             ------------------             --------

Keystone Steel & Wire        Keystone Steel & Wire          Peoria, Illinois

Engineered Wire Products     Engineered Wire Products       Upper Sandusky, Ohio

Sherman                      Sherman Wire                   Sherman, Texas



                                                                                                GAAP
                                                                                            Adjustments,
                                                                                             Corporate
                                                                                               Items
                                                                                Segment          and
                                          KSW           EWP        Sherman       Total       Eliminations      Total
                                          ---           ---        -------      -------      ------------      -----
                                                                        (In thousands)

Three months ended June 30, 2004:

  Third party net sales                 $ 84,203      $15,949      $ 1,651      $101,803       $     24       $101,827
  Intercompany sales                      18,982         -           2,787        21,769        (21,769)          -
                                        --------      -------      -------      --------       --------       --------

                                        $103,185      $15,949      $ 4,438      $123,572       $(21,745)      $101,827
                                        ========      =======      =======      ========       ========       ========

Operating income                        $ 10,295      $ 3,333      $    14      $ 13,642       $  2,398       $ 16,040
                                        ========      =======      =======      ========       ========       ========

Three months ended June 30, 2005:

  Third party net sales                 $ 70,021      $17,755      $ 1,216      $ 88,992       $   -          $ 88,992
  Intercompany sales                      11,866          -           2,897        14,763        (14,763)          -
                                        --------      -------      -------      --------       --------       --------

                                        $ 81,887      $17,755      $ 4,113      $103,755       $(14,763)      $ 88,992
                                        ========      =======      =======      ========       ========       ========

Operating income (loss)                 $(9,119)     $ 2,992       $  (381)     $ (6,508)      $  7,402       $    894
                                        ========      =======      =======      ========       ========       ========

Six months ended June 30, 2004:

  Third party net sales                 $139,431      $27,039      $ 2,490      $168,960       $     44       $169,004
  Intercompany sales                      24,380         -           5,007        29,387        (29,387)          -
                                        --------      -------      -------      --------       --------       --------

                                        $163,811      $27,039      $ 7,497      $198,347       $(29,343)      $169,004
                                        ========      =======      =======      ========       ========       ========

Operating income (loss)                 $  3,307      $ 4,601      $  (561)     $  7,347       $  4,796       $ 12,143
                                        ========      =======      =======      ========       ========       ========

Six months ended June 30, 2005:

  Third party net sales                 $145,895      $29,806      $ 2,828      $178,529       $   -          $178,529
  Intercompany sales                      25,186         -           6,338        31,524        (31,524)          -
                                        --------      -------      -------      --------       --------       --------

                                        $171,081      $29,806      $ 9,166      $210,053       $(31,524)      $178,529
                                        ========      =======      =======      ========       ========       ========

Operating income (loss)                 $(10,571)     $ 4,631      $  (550)     $ (6,490)      $ 11,525       $  5,035
                                        ========      =======      =======      ========       ========       ========

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

                                                     Three months ended        Six months ended
                                                          June 30,                 June 30,
                                                     ------------------        -----------------
                                                      2004        2005          2004       2005
                                                     ------      ------        ------     ------

Operating income                                    $ 16,040    $    894      $ 12,143   $  5,035
General corporate items:
  Interest income                                         22          47            32         82
  Other income (expense)                                 (96)         16            17        104
  Corporate expense                                     (632)       (895)       (1,505)    (2,191)
  Interest expense                                      (961)       (919)       (2,025)    (1,776)
                                                    --------    --------      --------   --------

  Income (loss) before income
   taxes and reorganization costs                   $ 14,373    $   (857)     $  8,662   $  1,254
                                                    ========    ========      ========   ========




Note 4 - Inventories:

                                                              December 31,         June 30,
                                                                  2004               2005
                                                              ------------        ----------
                                                                       (In thousands)

 Steel and wire products:
   Raw materials                                                $15,142            $13,315
   Work in process                                               21,305             16,694
   Finished goods                                                28,941             27,703
   Supplies                                                      14,844             16,510
                                                                -------            -------
                                                                 80,232             74,222
   Less LIFO reserve                                             27,215             23,936
                                                                -------            -------
                                                                $53,017            $50,286
                                                                =======            =======


Note 5 - Notes payable and long-term debt:

                                                              December 31,         June 30,
                                                                  2004               2005
                                                              ------------        ----------
                                                               (Restated)
                                                                       (In thousands)

 DIP facilities:
   Congress                                                     $15,108            $26,649
   EWP                                                            5,000              5,000
 EWP revolving credit facility                                    1,989              4,631
 8% Notes                                                        28,116             28,116
 Term loans:
   County                                                        10,000             10,000
   EWP                                                            5,513              4,838
   Other                                                            259                262
                                                                -------            -------
                                                                 65,985             79,496
   Less current maturities                                       51,640             65,837
                                                                -------            -------

                                                                $14,345            $13,659
                                                                =======            =======

     The indenture governing Keystone's 8% Notes provides the holders of such Notes with the right to accelerate the maturity of the Notes in the event of a default by Keystone resulting in an acceleration of the maturity of any of the Company's other secured debt. As such, the 8% Notes were classified as a current liability at December 31, 2004 and June 30, 2005.

     The Company has determined there is insufficient collateral to cover the interest portion of scheduled payments on its pre-petition unsecured debt. As such, the Company discontinued accruing interest on its unsecured 6% Notes and unsecured 9 5/8% Notes as of February 26, 2004, the filing date. Contractual interest on those obligations during the second quarter and first six months of 2005 was approximately $313,000 and $624,000, respectively.

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

                                                   Six months ended
                                                         June 30,
                                                  --------------------
                                                  2004            2005
                                                  ----            ----
                                                    (In thousands)

Expected tax provision (benefit),
  at statutory rate                             $ 1,275         $(1,654)
U. S. state income taxes, net                       237             102
Deferred tax asset valuation allowance           (2,998)            (56)
Capitalize reorganization costs                   1,756           1,804
Other, net                                           18              12
                                                -------         -------

Provision for income taxes                      $   288         $   208
                                                =======         =======

Comprehensive provision for income taxes:
  Currently payable:
    U.S. federal                                $   191         $    86
    U.S. state                                       97             122
                                                -------         -------
      Net currently payable                         288             208

  Deferred income taxes, net                       -               -
                                                -------         -------

                                                $   288         $   208
                                                =======         =======

     The Company's emergence from Chapter 11 on August 31, 2005 did not result in an ownership change within the meaning of Section 382 of the Internal Revenue Code.

     At June 30, 2005, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices; and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test. As such, at December 31, 2004, the Company had provided a deferred tax asset valuation allowance of approximately $30.3 million. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing tax expense associated with its expected pre-tax income during 2005 will be appropriate. Accordingly, during the first six months of 2005, the Company decreased the deferred tax asset valuation allowance by approximately $56,000. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the valuation allowance related to its deferred tax assets in the future.



Note 8 - Other accrued liabilities:


                                              December 31,      June 30,
                                                  2004            2005
                                              ------------     ----------
                                                     (In thousands)
Current:
  Employee benefits                             $12,019         $ 9,434
  Reorganization costs                            2,883           3,688
  Self insurance                                  1,064           1,689
  Income taxes                                    1,405           1,036
  Legal and professional                            358           1,011
  Other                                           1,235           1,592
                                                -------         -------

                                                $18,964         $18,450
                                                =======         =======
Noncurrent:
  Workers compensation payments                 $   988         $   118
                                                =======         =======

Note 9 - Liabilities subject to compromise

                                              December 31,      June 30,
                                                  2004            2005
                                              ------------     ----------
                                                     (In thousands)

Accrued OPEB cost                              $123,425         $123,425
Environmental                                    19,432           19,386
6% Notes                                         16,031           16,031
Accrued preferred stock dividends                11,846           11,846
Accounts payable                                 10,776           10,776
Deferred vendor payments                         10,518           10,518
9 5/8% Notes                                      6,150            6,150
Self insurance                                    4,549            4,549
Accounts payable to affiliates                    3,027            3,027
Workers compensation                              1,847            1,847
Accrued and deferred interest                     1,237            1,237
Legal and professional                              726              547
Disposition of former facilities                    665              665
Other                                             2,117            2,039
                                               --------         --------

                                               $212,346         $212,043
                                                =======         =======




Note 10 - Employee benefit plans:

     Defined benefit plans. The components of net periodic defined benefit pension credit are presented in the table below.

                                                     Three months ended        Six months ended
                                                          June 30,                 June 30,
                                                     ------------------        -----------------
                                                      2004        2005          2004       2005
                                                     ------      ------        ------     ------
                                                                    (In thousands)

Service cost                                        $    875    $    938      $  1,750   $  1,875
Interest cost                                          5,439       5,434        10,878     10,868
Expected return on plan assets                        (9,373)    (10,733)      (18,747)   (21,467)
Amortization of unrecognized:
  Prior service cost                                     221         221           441        441
  Actuarial losses                                     1,338         915         2,678      1,834
                                                    --------    --------      --------   --------

                                                    $ (1,500)   $ (3,225)     $ (3,000)  $(6,449)
                                                    ========    ========      ========   ========

     Postretirement benfits other than pensions ("OPEB"). The components of net periodic OPEB cost are presented in the table below.

                                                     Three months ended        Six months ended
                                                          June 30,                 June 30,
                                                     ------------------        -----------------
                                                      2004        2005          2004       2005
                                                     ------      ------        ------     ------
                                                                    (In thousands)

Service cost                                        $    725    $    740      $  1,450   $  1,480
Interest cost                                          3,496       3,026         6,991      6,052
Amortization of unrecognized:
  Prior service cost                                     (86)        (86)         (172)      (172)
  Prior service cost due to
   plan amendment                                       (625)       (710)       (1,250)    (1,420)
  Actuarial losses                                     1,015       1,397         2,031      2,794
Settlement loss                                        1,250        -            2,500       -
                                                    --------    --------      --------   --------

                                                    $  5,775    $  4,367      $ 11,550   $  8,734
                                                    ========    ========      ========   ========

     During 2004, the Company entered into an agreement (the "1114 Agreement") with certain retiree groups that substantially reduced the post retirement ("OPEB") benefits that will be paid to these retiree groups in the future. Prior to confirmation of Keystone's definitive plan of reorganization, the Court could have rescinded the 1114 Agreement and therefore the 1114 Agreement was not definitive until it was confirmed by the Court in connection with Keystone's emergence from Chapter 11 on August 31, 2005. As such, and in accordance with GAAP, the Company has continued to record OPEB expense through August 31, 2005 at the estimated level as if Keystone had not entered into the 1114 Agreement. Keystone estimates OPEB expense for the first eight months of 2005 will approximate $11.6 million. However, at the time of the Company's emergence from Chapter 11 on August 31, 2005, and concurrent confirmation of the 1114 Agreement GAAP then requires the effect of the substantially reduced future OPEB benefits agreed to as part of the 1114 Agreement be accounted for as a plan amendment, the benefit of which is amortized into income over future periods. Accordingly, Keystone estimates that it will record an OPEB credit of approximately $2.7 million for the last four months of 2005, resulting in an $8.9 million expense for the year 2005.


     Employer Contributions. Keystone previously disclosed in its financial statements for the year ended December 31, 2004, that it expected not to be required to contribute to its defined benefit pension plan in 2005. As of June 30, 2005, Keystone had not made any contributions to its defined benefit pension plan during 2005. The Company also previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute approximately $8.3 million to its post retirement benefit plans in 2005. As of June 30, 2005, Keystone had contributed $3.0 million to these plans during 2005.

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

     On a quarterly basis, Keystone evaluates the potential range of its liability at sites where it has been named as a PRP or defendant by analyzing and estimating the range of reasonably possible costs to Keystone. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation. Keystone believes it has provided adequate accruals ($19.5 million at June 30, 2005, substantially all of which is reflected in liabilities subject to compromise on the Company's June 30, 2005 balance sheet) for these matters at 13 sites for which Keystone believes its liability is probable and reasonably estimable, but Keystone's ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs, the allocation of such costs among PRPs, the solvency of other PRPs or a determination that Keystone is potentially responsible for the release of hazardous substances at other sites, any of which could result in expenditures in excess of amounts currently estimated by Keystone to be required for such matters. With respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. In addition, the actual timeframe for payments by Keystone for these matters may be substantially in the future.

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

     More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below. A summary of activity in the Company's environmental accruals for the six months ended June 30, 2005 is as follows:

                                                     Six months ended
                                                          June 30,
                                                    ------------------
                                                      (In thousands)

 Balance at December 31, 2004                             $19,432
 Expense                                                     -
 Payments                                                     (45)
 Reclassification                                              71
                                                          -------

 Balance at June 30, 2005                                 $19,458
                                                          =======

     Substantially all of the Company's $19.5 million recorded environmental accrual at June 30, 2005 is included in liabilities subject to compromise on the Company's balance sheet. Approximately $10.4 million of the recorded environmental liability relates to sites that are owned by Keystone. Significantly all of the remainder of the recorded $19.5 million environmental liability relates to sites involving Sherman Wire or one of its predecessors. Sherman Wire's environmental liabilities continue to be negotiated and adjudicated subsequent to Keystone's emergence from Chapter 11 on August 31, 2005.

     The Company is currently involved in the closure of inactive waste disposal units at its Peoria facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992. The original closure plan provides for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. The Company recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. The Company adjusts the recorded liability for each Phase as actual remediation costs become known. During 1995, the Company began remediation of Phases II and III and completed these Phases, as well as Phase IV during 1996. During 1998 and 1999 the Company did not have any significant remediation efforts relative to Phases V and VI. During 2000, Keystone began preliminary efforts relative to Phase V. Pursuant to agreements with the IEPA and Illinois Attorney General's office, the Company is depositing $75,000 per quarter into a trust fund. The Company must continue these quarterly deposits and cannot withdraw funds from the trust fund until the fund balance exceeds the sum of the estimated remaining remediation costs plus $2 million. At December 31, 2004 and June 30, 2005, the trust fund had a balance of $5.7 million and $6.0 million, respectively, which amounts are included in other noncurrent assets because the Company does not expect to have access to any of these funds until after 2005.

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

"Superfund" sites

     The Company is subject to federal and state "Superfund" legislation that imposes cleanup and remediation responsibility upon present and former owners and operators of, and persons that generated hazardous substances deposited upon, sites determined by state or federal regulators to contain hazardous substances. Keystone has been notified by U.S. EPA that the Company is a potentially responsible party ("PRP") under the federal "Superfund" legislation for the alleged release or threat of release of hazardous substances into the environment at eight sites. These situations involve cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. Although Keystone believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the "Superfund" sites discussed below, it has only recorded receivables for the estimated insurance recoveries at three of those sites. During 2002, 2003 and the first six months of 2005, the Company received approximately $43,000, $32,000 and $71,000, respectively, from certain of its insurers in exchange for releasing such insurers from coverage for certain years of environmental related liabilities. Such amounts are included in Keystone's self insurance accruals. Keystone did not receive any such insurance recoveries during 2004.

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

     In 1984, U.S. EPA filed suit against DeSoto by amending a complaint against Midwest Solvent Recovery, Inc. et al ("Midco"). DeSoto was a defendant based upon alleged shipments to an industrial waste recycling storage and disposal operation site located in Gary, Indiana. The amended complaint sought relief under CERCLA to force the defendants to clean up the site, pay non-compliance penalties and reimburse the government for past clean up costs. In June 1992, DeSoto settled its portion of the case by entering into a partial consent decree, and all but one of the eight remaining primary defendants and 93 third party defendants entered into a main consent decree. Under the terms of the partial consent decree, DeSoto agreed to pay its pro rata share (13.47%) of all costs under the main consent decree. In addition to certain amounts included in the trust fund discussed below, Sherman Wire also has certain funds available in other trust funds due it under the partial consent decree. These credits can be used by Sherman Wire (with certain limitations) to fund its future liabilities under the partial consent decree.

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

     In December 1991, DeSoto and approximately 600 other PRPs were named in a complaint alleging DeSoto and the PRPs generated wastes that were disposed of at a Pennsauken, New Jersey municipal landfill. The plaintiffs in the complaint were ordered by the court to show in what manner the defendants were connected to the site. The plaintiffs provided an alleged nexus indicating garbage and construction materials from DeSoto's former Pennsauken facility were disposed of at the site and such waste allegedly contained hazardous material to which DeSoto objected. The claim was dismissed without prejudice in August 1993. In 1996, DeSoto received an amended complaint containing the same allegations. This matter is in discovery stage at June 30, 2005. Sherman Wire has denied any liability with regard to this matter and expects to vigorously defend the action.

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

     Sherman Wire has access to a trust fund relative to another environmental site for any expenses or liabilities it incurs relative to environmental claims at that site. The trust fund is included in restricted investments on the balance sheet. At December 31, 2004 and June 30, 2005, the balance in this trust fund was approximately $248,000 and $251,000, respectively.

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


Note 13 - Earnings per share:

     Net income (loss) per share is based upon the weighted average number of common shares and dilutive securities. A reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share computations of income (loss) is presented below. The effect of the assumed conversion of the Series A Convertible Preferred Stock was antidilutive in the three months ended June 30, 2005 and both of the six month periods ended June 30, 2004 and 2005. Keystone stock options were omitted from the calculation because they were antidilutive in all periods presented.

                                                     Three months ended        Six months ended
                                                          June 30,                 June 30,
                                                     ------------------        -----------------
                                                      2004        2005          2004       2005
                                                     ------      ------        ------     ------
                                                                    (In thousands)

Numerator:
  Net income (loss)                                 $ 10,993    $ (3,659)     $  3,355   $ (4,935)


  Less Series A Preferred Stock
   dividends                                            -           -            1,223       -
                                                    --------    --------      --------   -------
  Basic net income (loss)                             10,993      (3,659)        2,132     (4,935)
    Series A Preferred Stock dividends                  -           -            1,223       -
                                                    --------    --------      --------   --------

  Diluted net income (loss)                         $ 10,993    $ (3,659)     $  3,355   $ (4,935)
                                                    ========    ========      ========   ========

Denominator:
  Average common shares outstanding                   10,068      10,068        10,068     10,068
  Dilutive effect of Series A
   Preferred Stock                                    17,975        -           17,975       -
                                                    --------    --------      --------    -------

  Diluted shares                                      28,043      10,068       28,043      10,068
                                                    ========    ========      ========   ========

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

     The Company reported a net loss of $3.7 million in the second quarter of 2005 as compared to net income of $11.0 million in the second quarter of 2004 and during the first six months of 2005, the Company reported a net loss of $4.9 million as compared to net income of $3.4 million during the first six months of 2004. The primary reasons for the decline in net income from both of the 2004 periods to the respective periods in 2005 were due to the net effects of (i) significantly higher costs for ferrous scrap partially offset by higher per-ton product selling prices, (ii) substantially lower shipment volumes during both of the 2005 periods as compared to the 2004 periods, (iii) a higher defined benefit pension credit in the 2005 periods, and (iv) lower retiree medical costs.

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

     The following table sets forth Keystone's steel and wire production, ferrous scrap costs, sales volume and pricing data for the periods indicated.

                                                     Three months ended        Six months ended
                                                          June 30,                 June 30,
                                                     ------------------        -----------------
                                                      2004        2005          2004       2005
                                                     ------      ------        ------     ------
                                                                 (Tons in thousands)

Production volume (tons):
 Billets                                               167          95           286         236
 Wire rod                                              150          98           267         232

Average per-ton ferrous
 scrap purchase cost                                  $189      $  228          $183      $  242

Sales volume(tons):
 Fabricated wire products                               58          48           108          94
 Nails                                                  11           3            21           8
 Industrial wire                                        27          15            44          31
 Wire rod                                               34          45            63          88
 Billets                                                10           3            14           5
                                                      ----      ------          ----      ------

                                                       140         114           250         226
                                                      ====      ======          ====      ======
Per-ton selling prices:
  Fabricated wire products                            $945      $1,021          $857      $1,038
  Nails                                               $800      $  810          $727      $  791
  Industrial wire                                     $697      $  758          $649      $  763
  Wire rod                                            $516      $  543          $470      $  555
  Billets                                             $197      $  355          $166      $  313
  All steel and wire products                         $726      $  773          $673      $  785

     The following table sets forth the components of the Company's net sales for the periods indicated.

                                                     Three months ended        Six months ended
                                                          June 30,                 June 30,
                                                     ------------------        -----------------
                                                      2004        2005          2004       2005
                                                     ------      ------        ------     ------
                                                                     (In millions)

Fabricated wire products                             $ 54.3      $48.8         $ 92.4     $ 96.8
Nails                                                   8.7        2.7           15.1        6.5
Industrial wire                                        18.7       11.2           28.9       23.6
Wire rod                                               17.7       24.7           29.7       49.0
Billets                                                 2.0        1.1            2.3        1.7
Other                                                    .4         .5             .6         .9
                                                      ----      ------          ----      ------
                                                     $101.8      $89.0         $169.0     $178.5
                                                      ====      ======          ====      ======





     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                                     Three months ended        Six months ended
                                                          June 30,                 June 30,
                                                     ------------------        -----------------
                                                      2004        2005          2004       2005
                                                     ------      ------        ------     ------

Net sales                                            100.0 %     100.0 %       100.0 %    100.0 %
Cost of goods sold                                    81.6        97.8          89.8       96.1
                                                     -----       -----         -----      -----
Gross margin                                          18.4 %       2.2 %        10.2 %      3.9 %
                                                     =====       =====         =====      =====

Selling expense                                        1.4 %       1.8%          1.6 %      1.7 %
General and administrative expense                     2.7 %       3.0 %         3.2 %      3.0 %
Defined benefit pension credit                        (1.5)%      (3.6)%        (1.8)%     (3.6)%
Corporate expense                                       .6 %       1.0 %          .9 %      1.2 %
Reorganization costs                                   3.0 %       3.0 %         3.0 %      3.4 %

Income (loss) before income taxes                     11.1 %      (4.0)%         2.2 %     (2.6)%
Income tax provision                                    .3          .1            .2         .2
                                                     -----       -----         -----      -----

Net income (loss)                                     10.8%       (4.1)%         2.0 %     (2.8)%
                                                     =====       =====         =====      =====

Discussion of operating results

     Net sales during the second quarter of 2005 declined $12.8 million, or 12.6% from the second quarter of 2004 due primarily to a 26,000 ton decline in shipment volume partially offset by a 6.5% increase in per-ton product selling prices. Despite the decline in net sales during the second quarter of 2005, net sales during the first six months of 2005 increased $9.5 million, or 5.6% from the first six months of 2004 as significantly higher per-ton product selling prices more than offset a 24,000 ton decline in shipment volume. As a result of lower shipment volumes in all product lines except wire rod during the 2005 periods as compared to the 2004 periods, Keystone's product mix in the 2005 periods consisted of a lower percentage of fabricated wire products, nails and industrial wire than during the respective 2004 periods. Keystone was able to supplement these lower shipment volumes of fabricated wire products, nails and industrial wire during the 2005 periods with increased shipments of wire rod. However, the Company typically realizes a lower gross margin on sales of wire rod than it does on its other products. The 6.5% increase ($47 per ton) in overall per-ton product selling prices during the second quarter of 2005 favorably impacted net sales in that period by approximately $5.4 million while the 16.6% increase ($112 per ton) in overall per-ton product selling prices during the first six months of 2005 favorably impacted net sales in that period by approximately $25.3 million.

     During both the second quarter and first six months of 2005, Keystone realized increased per-ton selling prices in all product lines over those of the same periods during 2004. During the second quarter of 2005, fabricated wire products per-ton selling prices increased by 8.0%, nails increased 1.3%, industrial wire increased 8.8%, wire rod increased 5.2% and the per-ton selling prices of billets during the second quarter of 2005 increased 80.2% as compared to the second quarter of 2004. During the first six months of 2005, fabricated wire products per-ton selling prices increased by 21.1%, nails increased 8.8%, industrial wire increased 17.6%, wire rod increased 18.1% and the per-ton selling prices of billets during the first six months of 2005 increased 88.6% as compared to the first six months of 2004. During both the second quarter and first six months of 2005, shipment volumes declined as compared to the same periods during 2004 in all product lines except wire rod. During the second quarter of 2005, fabricated wire products shipment volume declined 17.2%, nails declined 72.7%, industrial wire declined 44.4% and billet shipments declined 70.0% while wire rod shipment volume in the second quarter of 2005 increased 32.4% from the 2004 second quarter levels. During the first six months of 2005, fabricated wire products shipment volume declined 13.0%, nails declined 61.9%, industrial wire declined 29.5% and billet shipments declined 64.3% while wire rod shipment volume in the first six months of 2005 increased 39.7% from the first six months of 2004 levels. The Company believes the lower shipment volume in the 2005 periods of both its fabricated wire products and industrial wire were due to high inventory levels at Keystone's customers. In addition, Keystone believes the late winter and inclement weather during the spring also adversely impacted fabricated wire product shipments. The Company also believes the lower shipment volume of nails during the 2005 periods was due primarily to a Company initiative that began during the last quarter of 2003 to discontinue sales to its less profitable customers. Throughout 2004, the Company implemented several price increases primarily as a reaction to rapidly increasing ferrous scrap costs, Keystone's primary raw material. As a result of these efforts, during the both the second quarter and first six months of 2005, the Company was able to realize increases in the per-ton product selling prices of all of its product lines as compared to per-ton selling prices during the respective periods during 2004.

     Billet production during the 2005 second quarter declined by 72,000 tons to 95,000 tons from 167,000 tons during the second quarter of 2004. Wire rod production during the second quarter of 2005 declined by 52,000 tons to 98,000 tons from 150,000 tons during the second quarter of 2004. Billet production during the first six months of 2005 declined by 50,000 tons to 236,000 tons from 286,000 tons during the first six months of 2004. Wire rod production during the first six months of 2005 declined by 35,000 tons to 232,000 tons from 267,000 tons during the first six months of 2004. The lower billet and wire rod production during the 2005 periods was due primarily to Keystone limiting production schedules during the 2005 periods as a result of the lower market demand.

     Despite the lower shipment volume during both the second quarter and first six month periods of 2005, cost of goods sold during the 2005 second quarter increased by 4.7% to $87.0 million from $83.1 million during the 2004 second quarter and during the first six months of 2005, cost of goods sold increased by 13.0% to $171.5 million from $151.7 million during the first six months of 2004. As a result, the cost of goods sold percentage increased from 81.6% in the 2004 second quarter to 97.8% of net sales in the second quarter of 2005 and increased from 89.8% during the first six months of 2004 to 96.1% during the first six months of 2005. This increase in the cost of goods sold percentage was due primarily to significantly higher costs for ferrous scrap in the 2005 periods as well as higher costs for natural gas and electrical power at the Company's Peoria, Illinois facility partially offset by the increased product per-ton selling prices and lower retiree medical costs in the 2005 periods. Keystone's per-ton ferrous scrap costs increased 20.6% during the 2005 second quarter as compared to the 2004 second quarter and 32.2% during the first six months of 2005 as compared to the same period in 2004. During the 2005 second quarter, the Company purchased 112,000 tons of ferrous scrap at an average price of $228 per-ton as compared to 2004 second quarter purchases of 180,000 tons at an average price of $189 per ton. During the first six months of 2005, the Company purchased 264,000 tons of ferrous scrap at an average price of $242 per-ton as compared to purchases in the first six months of 2004 of 319,000 tons at an average price of $183 per ton. This increase in per-ton ferrous scrap costs adversely impacted gross profit during the 2005 second quarter by approximately $4.4 million and by $15.6 million during the first six months of 2005. The cost of natural gas and electrical power at the Company's Peoria facility in both the 2005 second quarter and the first six months of 2005 was higher than the respective periods during 2004. These higher costs adversely impacted cost of goods sold by approximately $382,000 and $661,000, respectively, in the second quarter of 2005 and by approximately $953,000 and $671,000, respectively, in the first six months of 2005.

     As a result of the above items, the gross margin of $18.7 million in the 2004 second quarter declined to a gross margin of $2.0 million in the 2005 first quarter and the gross margin of $17.3 million during the first six months of 2004 declined to $7.0 million during the first six months of 2005. As a result, the gross margin percentage in the second quarter of 2004 of 18.4% declined to 2.2% in the 2005 second quarter and the gross margin percentage in the first six months of 2004 of 10.2% declined to 3.9% in the first six months of 2005.

     Selling expense during the 2005 second quarter of $1.6 million approximated the 2004 second quarter selling expense of $1.5 million, whereas selling expense during the first six months of 2004 increased from $2.7 million to $3.0 million during the first six months of 2005 due primarily to increased advertising expenses.

     General and administrative expense of $2.7 million in the 2005 second quarter was relatively unchanged from the 2004 level whereas general and administrative expense during the first six months of 2005 of $5.4 million approximated general and administrative expense in the first six months of 2004.

     During the second quarter and first six months of 2005, Keystone recorded a defined benefit pension credit of $3.2 million and $6.4 million, respectively, as compared to recording a defined benefit pension credit in the same periods during 2004 of $1.5 million and $3.0 million, respectively. The increased pension credit during the 2005 periods was a result of a $52 million increase in plan assets from the end of 2003 to the end of 2004. In addition, Keystone was not required to make any cash contributions for defined benefit pension plan fundings during either 2005 or 2004. The Company currently anticipates during 2005 it will record a defined benefit pension credit of $11.7 million and that no plan fundings will be required during 2005. However, future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases in pension expense or credit and future funding requirements.

     During 2004, the Company entered into an agreement (the "1114 Agreement") with certain retiree groups that substantially reduced the post retirement ("OPEB") benefits that will be paid to these retiree groups in the future. Prior to confirmation of Keystone's definitive plan of reorganization, the Court could have rescinded the 1114 Agreement and therefore the 1114 Agreement was not definitive until it was confirmed by the Court in connection with Keystone's emergence from Chapter 11 on August 31, 2005. As such, and in accordance with GAAP, the Company has continued to record OPEB expense through August 31, 2005 at the estimated level as if Keystone had not entered into the 1114 Agreement, Keystone estimates OPEB expense for the first eight months of 2005 will approximate $11.5 million. However, at the time of the Company's emergence from Chapter 11 on August 31, 2005, and concurrent confirmation of the 1114
Agreement,  GAAP then  requires  the effect of the  substantially  reduced  OPEB benefits agreed to as part of the 1114 Agreement be accounted for as a plan amendment, the benefit of which is amortized into income over future periods. Accordingly, Keystone estimates that it will record an OPEB credit of approximately $2.7 million for the last four months of 2005, resulting in an $8.9 million expense for the year 2005.

     General corporate expenses during the 2005 second quarter were approximately $263,000 higher than general corporate expenses during the second quarter of 2004 due primarily to substantially higher state franchise taxes during the 2005 period. General corporate expenses during the first six months of 2005 were approximately $686,000 higher than general corporate expenses during the first six months of 2004 due primarily to higher legal and professional fees not related to the Company's Chapter 11 proceedings and reorganization efforts as well as substantially higher state franchise taxes during the 2005 period.

     Interest expense during the second quarter of 2005 was slightly lower than in the second quarter of 2004 due primarily to lower amortization of deferred financing costs in the 2005 second quarter partially offset by slightly higher interest rates and debt levels in the 2005 quarter. Interest expense during the first six months of 2005 was lower than in the first six months of 2004 due primarily to lower debt levels in 2005 partially offset by higher interest rates in 2005. The overall average interest rates were impacted by the fact the Company discontinued accruing interest on pre-petition unsecured debt upon filing for Chapter 11 on February 2, 2004. Average borrowings by the Company approximated $85.7 million during the second quarter of 2005 as compared to $81.3 million during the second quarter of 2004. Average borrowings by the Company approximated $81.1 million during the first six months of 2005 as compared to $103.0 million during the first six months of 2004. During the second quarter of 2005, the average interest rate on outstanding indebtedness was 3.6% per annum as compared 2.6% per annum during the 2004 second quarter. During the first six months of 2005, the average interest rate on outstanding indebtedness was 3.3% per annum as compared 3.2% per annum during the first six months of 2004. Keystone currently anticipates average interest rates and debt levels for the year 2005 will be higher than their respective levels during 2004.

     During the second quarters of 2005 and 2004, Keystone incurred $2.7 million and $3.1 million, respectively of legal and professional fees relative to its Chapter 11 proceedings and related reorganization activities. During the first six month periods of 2005 and 2004, Keystone incurred $6.0 million and $5.0 million, respectively of legal and professional fees relative to these same activities.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 7 to the Consolidated Financial Statements. At June 30, 2005, the Company had recorded a deferred tax asset valuation allowance of $31.2 million resulting in no net deferred tax assets. Keystone periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the recorded valuation allowance related to its deferred tax assets in the future. While the Company currently expects to report pre-tax income for financial reporting purposes during 2005, it does not believe it will have sufficient positive evidence to conclude that its net deferred income tax assets will meet the "more-likely-than-not" recognition criteria anytime during 2005. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing a tax provision associated with its expected pre-tax income during 2005 will be appropriate.

     As a result of the items discussed above, Keystone recorded a net loss during the second quarter of 2005 of $3.7 million as compared to net income of $11.0 million in the second quarter of 2004 and a net loss of $4.9 million during the first six months of 2005 as compared to net income of $3.4 million during the first six months of 2004.

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

                                                     Three months ended        Six months ended
                                                          June 30,                 June 30,
                                                     ------------------        -----------------
                                                      2004        2005          2004       2005
                                                     ------      ------        ------     ------
                                                                              (In thousands)

Revenues:
  Keystone Steel and Wire                           $103,185    $ 81,887      $163,811   $171,081
  Engineered Wire Products                            15,949      17,755        27,039     29,806
  Sherman                                              4,438       4,113         7,497      9,166
  Elimination of intersegment
    revenues                                         (21,745)    (14,763)      (29,343)   (31,524)
                                                    --------    --------      --------   --------

                                                    $101,827    $ 88,992      $169,004   $178,529
                                                    ========    ========      ========   ========

Operating profit (loss):
  Keystone Steel and Wire                           $ 10,295    $ (9,119)     $  3,307   $(10,571)
  Engineered Wire Products                             3,333       2,992         4,601      4,631
  Sherman                                                 14        (381)         (561)      (550)
  GAAP adjustments and
   eliminations                                        2,398       7,402         4,796     11,525
                                                    --------    --------      --------   --------

                                                    $ 16,040    $    894      $ 12,143   $  5,035
                                                    ========    ========      ========   ========

     GAAP adjustments and eliminations in the above table consisted primarily of adjustments to reflect the difference between the defined benefit pension credit and OPEB expense allocated to the segments and the actual expense or credit included in the determination of operating profit or loss. GAAP adjustments and eliminations included a defined benefit pension credit of $4.1 million and $2.4 million during the three months ended June 30, 2005 and 2004, respectively, and $8.2 million and $4.8 million during the six months ended June 30, 2004 and 2005, respectively.

Keystone Steel & Wire

     KSW's net sales in the 2005 second quarter declined by $21.3 million or 20.6% to $81.9 million from $103.2 million in the second quarter of 2004 due primarily to lower shipment volumes partially offset by higher overall per-ton product selling prices. KSW's net sales during the first six months of 2005 increased by $7.3 million or 4.4% to $171.1 million from $163.8 million during the first six months of 2004 due primarily to higher overall per-ton product selling prices partially offset by lower shipment volumes. KSW sold approximately 43,000 less tons of products in the 2005 second quarter as compared to the second quarter of 2004, although at selling prices $55 per-ton higher than per-ton product selling prices in the 2004 second quarter. KSW sold approximately 26,000 less tons of products in the first six months of 2005 as compared to the first six months of 2004, although at selling prices $98 per-ton higher than per-ton product selling prices in the same period during 2004. KSW believes the lower shipment volume in the 2005 periods of both its fabricated wire products and industrial wire were due to high inventory levels at KSW's customers. In addition, KSW believes the late winter and inclement weather during the spring also adversely impacted fabricated wire product shipments. KSW also believes the lower shipment volume of nails during the 2005 periods was due primarily to an initiative that began during the last quarter of 2003 to discontinue sales to its less profitable customers. KSW was able to supplement these lower shipment volumes of fabricated wire products, nails and industrial wire during the 2005 periods with increased shipments of wire rod. However, KSW typically realizes a lower gross margin on sales of wire rod than it does on its other products. Throughout 2004, KSW implemented several price increases primarily as a reaction to increasing ferrous scrap costs, KSW's primary raw material. As a result of these efforts, during both the 2005 second quarter and the first six months of 2005, KSW was able to realize increases in its per-ton product selling prices over the same periods in 2004. During the 2004 second quarter, approximately 18% of KSW's net sales were made to other Keystone entities. During the 2005 second quarter and the first six months of both 2004 and 2005, approximately 15% of KSW's net sales were made to other Keystone entities. Significantly all of the KSW sales to other Keystone entities were sales of wire rod.

     During the second quarter of 2005, KSW recorded an operating loss of $9.1 million as compared to recording operating income of $10.0 million in the 2004 second quarter. During the first six months of 2005, KSW recorded an operating loss of $10.6 million as compared to recording operating income of $3.3 million during the first six months of 2004. The primary reasons for the decreased operating profit in the 2005 periods were the increased costs for ferrous scrap, natural gas costs and electrical power partially offset by the higher per-ton product selling prices and lower retiree medical costs in the 2005 periods.

Engineered Wire Products

     EWP's net sales of $17.8 million during the second quarter of 2005 were approximately $1.8 million or 11.3% higher than during the second quarter of 2004 due primarily to higher overall per-ton product selling prices and higher shipment volume. During the first six months of 2005, EWP's net sales of $29.8 million were approximately $2.8 million or 10.2% higher than during the first six months of 2004 also due primarily to higher overall per-ton product selling prices and higher shipment volume. During the 2005 second quarter, EWP sold 1,100 more tons of products than during the second quarter of 2004 at per-ton product selling prices approximately $46 per-ton higher than per-ton selling prices in the 2004 second quarter. During the first six months of 2005, EWP sold 900 more tons of products than during the first six months of 2004 at per-ton product selling prices approximately $88 per-ton higher than per-ton selling prices in the same period in 2004. During 2004, EWP implemented several price increases primarily as a reaction to rapidly increasing wire rod costs, EWP's primary raw material. As a result of these efforts, during both the second quarter and first six month periods of 2005, EWP was able to realize increases in its per-ton product selling prices. EWP sources the majority of its wire rod requirements from KSW.

     As a result of increased cost for wire rod, partially offset by the higher per-ton product selling prices during the second quarter of 2005, EWP recorded a $341,000 decline in operating income from the same period in 2004 to $3.0 million. During the first six months of 2005, EWP's higher per-ton product selling prices were offset by increased cost for wire rod and, as such, EWP's operating income of $4.6 million was unchanged from the same period during 2004.

Sherman Wire

     Sherman Wire's net sales of $4.1 million in the 2005 second quarter approximated net sales during the second quarter of 2004 of $4.4 million as increased per-ton product selling prices were offset by lower shipment volume. However, during the first six months of 2005, Sherman Wire's net sales increased 22.3% to $9.2 million from $7.5 million during the first six months of 2004 due to both increased per-ton product selling prices and increased shipment volume. Tons shipped by Sherman Wire during the second quarter of 2005 declined by 900 tons from shipment levels during the second quarter of 2004. However, tons shipped by Sherman Wire during the first six months of 2005 increased by 900 tons from shipment levels during the same period of 2004. Sherman Wire believes its lower shipment volume during the 2005 second quarter was due to reduced demand resulting from high inventory levels at Sherman Wire's customers as well as the late winter and inclement weather during the spring adversely impacting fabricated wire product shipments. Sherman Wire believes its higher shipment volume during the first six months of 2005 was due to its limited production schedules during the period preceding and immediately following Keystone's Chapter 11 filing in 2004. Sherman Wire's overall per-ton product selling price increased by approximately $104 per-ton during the 2005 second quarter as compared to the per-ton product selling prices during the second quarter of 2004. Sherman Wire's overall per-ton product selling price increased by approximately $88 per-ton during the first six months of 2005 as compared to the per-ton product selling prices during the first six months of 2004. During 2004, Sherman Wire implemented several price increases primarily as a reaction to rapidly increasing wire rod costs, Sherman Wire's primary raw material. As a result of these efforts, during both the second quarter and first six months of 2005, Sherman Wire was able to realize significant increases in its per-ton product selling prices over the same periods during 2004. Sherman Wire sources the majority of its wire rod requirements from KSW. During the second quarter of 2005 and 2004, approximately 63% and 70%, respectively, and during the first six months of 2004 and 2005, approximately 67% and 69%, respectively, of Sherman Wire's net sales were made to other Keystone entities, primarily KSW. The majority of these sales were fabricated wire products.

     During the second quarter of 2005, Sherman Wire recorded a $381,000 operating loss as compared to $14,000 of operating income in the 2004 second quarter. During the first six months of 2005, Sherman Wire recorded a $550,000 operating loss as compared to a $561,000 operating loss during the first six months of 2004. The primary reason for the decline in operating performance during the 2005 second quarter was the increased costs for wire rod partially offset by the higher overall per-ton product selling prices and lower retiree medical costs.

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

LIQUIDITY AND CAPITAL RESOURCES:

     The amount of available borrowings under Keystone's revolving credit and primary DIP facilities is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. At June 30, 2005, unused credit available for borrowing under Keystone's DIP facilities and EWP's $7 million revolving credit facility (the "EWP Revolver"), were $21.9 million and $1.4 million, respectively. The Company's primary DIP facility requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. Accordingly, any outstanding balances under the primary DIP facility are always classified as a current liability regardless of the maturity date of the facility.

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

     Despite an $8.3 million decline in earnings between the first six months of 2004 and the first six months of 2005, cash flow from operating activities in the first six months of 2005 declined by only $6.7 million as Keystone used $2.2 million of cash in operations during the first six months of 2004 as compared to using $8.9 million of cash in operations during the first six months of 2005. This increase in cash used in operations was due primarily to the 2005 decline in profitability partially offset by a smaller increase in accounts receivable as well as a decline in inventory levels during the 2005 period as compared to a substantial increase in inventory levels during the 2004 period. Because of the seasonal nature of the Company's business, the 2005 changes in accounts receivable and inventory levels was typical. The reason the 2004 changes in these accounts was not consistent with 2005's changes was due to Keystone's limited liquidity during the last half of 2003 and the first portion of 2004, not allowing the Company to operate on a continuous basis. As such, production levels declined and Keystone was forced to substantially reduce its normal inventory levels over the last half of 2003 and the first two months of 2004 in order to meet customer shipment demand. In addition, as the Company's liquidity deteriorated throughout 2003 and the first two months of 2004, Keystone liquidated as many of its accounts receivable as possible. As such, at the end of 2003, the Company's accounts receivable and inventory balances were both at abnormally low levels. Keystone's operations returned to normal levels during 2004.

     During the first six months of 2005, Keystone made capital expenditures of approximately $4.6 million primarily related to upgrades of production equipment at its facility in Peoria, Illinois, as compared to $700,000 in the first six months of 2004. Capital expenditures for 2005 are expected to be approximately $7.0 million and are related primarily to upgrades of production equipment at EWP. Such capital expenditures are expected to be funded using cash flows from operations together with borrowing availability under Keystone's credit facilities.

     At June 30, 2005, the Company's financial statements reflected accrued liabilities of $19.5 million (substantially all of which is included in liabilities subject to compromise on the Company's balance sheet) for estimated remediation costs for those environmental matters which Keystone believes are probable and reasonably estimable. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. Keystone believes it is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to Keystone for sites for which the Company believes it is possible to estimate costs is approximately $21.4 million. See Notes 11 and 12 to the Consolidated Financial Statements for discussions of the Company's environmental liabilities and current litigation.

     Keystone is not expected to be required to make contributions to its pension plan during 2005. Future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases to pension expense or credit and funding requirements in future periods.

     The Company periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. At June 30, 2005, the Company expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax deductions, in part due to the long-term nature of its net operating loss carryforwards, which expire in 2023 and 2024. Although, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test. As such, the Company has provided a deferred tax asset valuation allowance of approximately $31.2 million at June 30, 2005, or all of the Company's deferred tax asset. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could change the valuation allowance related to its deferred tax assets in the future. The Company does not currently expect it will be appropriate to recognize a tax provision associated with its expected pre-tax income during 2005.

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


ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

     Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended ("the Act"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the Securities and Exchange Commission ("SEC"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, the Company's President and Chief Executive Officer, and Bert E. Downing, Jr., the Company's Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the Company's disclosure controls and procedures as of June 30, 2005. Based upon their evaluation, and solely as a result of the material weaknesses discussed below, these executive officers have concluded the Company's disclosure controls and procedures were not effective as of June 30, 2005.

     Internal Control Over Financial Reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management of the Company has concluded that the following control deficiencies constitute material weaknesses in the Company's internal control over financial reporting:

(1) As of June 30, 2005, the Company did not maintain effective controls over the completeness and accuracy of net sales and related cost of goods sold. Specifically, the Company did not have controls designed and in place to detect sales made under the terms F.O.B. at the customer's location.
     Additionally, the Company did not maintain effective controls over the review and monitoring of the accuracy and completeness of net sales and costs of goods sold. This control deficiency resulted in adjustments to net sales and cost of goods sold in the third quarter of 2005.
(2) As of June 30, 2005, the Company did not maintain effective controls over the presentation and classification of cash overdrafts. Specifically, effective controls were not designed and in place to ensure that cash overdrafts were properly classified as indebtedness in the Company's consolidated balance sheet, and that changes in its cash overdrafts were properly included in the determination of cash flows from financing activities. This control deficiency resulted in the restatement of the Company's 2003 and 2004 annual consolidated financial statements and audit adjustments to both its 2004 interim consolidated financial statements and its annual and interim 2005 consolidated financial statements affecting accounts payable and the current portion of long-term debt.

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

     Changes in Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                          Keystone Consolidated Industries, Inc.
                                          --------------------------------------
                                                        (Registrant)



Date:  March 31, 2006                       By /s/Bert E. Downing, Jr.
       --------------                          -------------------------------
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