Form 10-Q
period 2005-09-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2006-04-03
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2005

Commission file number 1-3919


                     Keystone Consolidated Industries, Inc.
-------------------------------------------------------------------------------
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

                                      INDEX


                                                                        Page
                                                                       number

PART I.      FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets - December 31, 2004;
     and September 30, 2005 (Unaudited)                                  3-4

    Consolidated Statements of Operations - Three months
     and nine months ended September 30, 2004 and 2005 (Unaudited)         5

    Consolidated Statements of Cash Flows - Nine months
     ended September 30, 2004 and 2005 (Unaudited)                         6

    Consolidated Statement of Stockholders' Equity
      - Nine months ended September 30, 2005 (Unaudited)                   7

    Notes to Consolidated Financial Statements (Unaudited)              8-29

  Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                 30-44

  Item 4.         Controls and Procedures                              45-46


PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings                                       47

  Item 6.         Exhibits                                                47

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                   (Unaudited)

                                                                            December 31,       September 30,
                                 ASSETS                                         2004                2005
                                                                            ------------       --------------
                                                                             (Restated)

 Current assets:
   Notes and accounts receivable                                                 $ 26,729           $ 42,216
   Inventories                                                                     53,017             60,454
   Restricted investments                                                           5,373              5,470
   Prepaid expenses and other                                                       2,017              3,384
                                                                                 --------           --------

      Total current assets                                                         87,136            111,524
                                                                                 --------           --------

 Property, plant and equipment                                                    369,036            370,220
 Less accumulated depreciation                                                    275,003            283,131
                                                                                 --------           --------

      Net property, plant and equipment                                            94,033             87,089
                                                                                 --------           --------

 Other assets:
   Restricted investments                                                           5,965              6,283
   Prepaid pension cost                                                           133,443            143,119
   Deferred financing costs                                                         1,226                985
   Goodwill                                                                           752                752
   Other                                                                              727                277
                                                                                 --------           --------

      Total other assets                                                          142,113            151,416
                                                                                 --------           --------

                                                                                 $323,282           $350,029
                                                                                 ========           ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)
                                   (Unaudited)


  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                            December 31,         September 30,
                                                                                 2004                2005
                                                                            ------------         -------------
                                                                             (Restated)


 Current liabilities:
   Notes payable and current maturities of
     long-term debt                                                             $  51,640            $ 30,691
   Accounts payable                                                                 3,801               6,053
   Accounts payable to affiliates                                                     821                   -
   Accrued OPEB cost                                                                    -               7,254
   Other accrued liabilities                                                       18,964              37,751
                                                                                ---------            --------

       Total current liabilities                                                   75,226              81,749
                                                                                ---------            --------

 Noncurrent liabilities:
   Long-term debt                                                                  14,345              59,094
   Accrued OPEB cost                                                               13,478             136,466
   Other                                                                              988               4,603
                                                                                ---------            --------

       Total noncurrent liabilities                                                28,811             200,163
                                                                                ---------            --------

 Liabilities subject to compromise                                                212,346              10,649
                                                                                ---------            --------

 Redeemable Series A preferred stock                                                2,112                -
                                                                                ---------            --------

 Stockholders' equity:
   Common stock                                                                    10,798                 100
   Additional paid-in capital                                                      41,225              75,423
   Accumulated deficit                                                            (47,224)            (18,055)
   Treasury stock, at cost                                                            (12)               -
                                                                                ---------            --------

       Total stockholders' equity                                                   4,787              57,468
                                                                                ---------            --------

                                                                                $ 323,282            $350,029
                                                                                =========            ========




Commitments and contingencies (Notes 11 and 12).


         See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Three months ended             Nine months ended
                                                           September 30,                   September 30,
                                                        ------------------------        -----------------------
                                                          2004            2005           2004            2005
                                                        --------        --------        ------          -------

 Net sales                                              $112,505        $ 84,770        $281,509       $263,299
 Cost of goods sold                                       92,540          75,854         244,268        247,370
                                                        --------        --------        --------       --------
   Gross margin                                           19,965           8,916          37,241         15,929
                                                        --------        --------        --------       --------

 Selling expense                                           1,638           1,630           4,347          4,647
 General and administrative
  expense                                                  2,881           3,050           8,305          8,460
 Defined benefit pension credit                           (1,500)         (3,226)         (4,500)        (9,675)
                                                        --------        --------        --------       --------

                                                           3,019           1,454           8,152          3,432
                                                        --------        --------        --------       --------

 Operating income                                         16,946           7,462          29,089         12,497
                                                        --------        --------        --------       --------

 General corporate income
  (expense):
   Corporate expense                                      (1,134)           (566)         (2,639)        (2,757)
   Interest expense                                         (874)         (1,040)         (2,899)        (2,816)
   Interest income                                            85             138             117            220
   Other income, net                                          56             167              73            271
                                                        --------        --------        --------       --------

                                                          (1,867)         (1,301)         (5,348)        (5,082)
                                                        --------        --------        --------       --------

       Income before income taxes
        and reorganization items                          15,079           6,161          23,741          7,415
                                                        --------        --------        --------       --------

 Reorganization items:
   Reorganization costs                                   (3,257)         (4,342)         (8,276)       (10,323)
   Gain on cancellation of debt                             -             32,349            -            32,349
                                                        --------        --------        --------       --------

                                                          (3,257)         28,007          (8,276)        22,026
                                                        --------        --------        --------       --------

   Income before income taxes                             11,822          34,168          15,465         29,441

 Provision for income taxes                                  935              64           1,223            272
                                                        --------        --------        --------       --------

       Net income                                         10,887          34,104          14,242         29,169

 Dividends on preferred stock                               -               -              1,223           -
                                                        --------        --------        --------       --------

 Net income available for
  common shares                                         $ 10,887        $ 34,104        $ 13,019       $ 29,169
                                                        ========        ========        ========       ========

 Basic income per share available
  for common shares                                     $   1.08        $   3.61        $   1.29       $   3.11
                                                        ========        ========        ========       ========

 Basic shares outstanding                                 10,068          10,046          10,068         10,061
                                                        ========        ========        ========       ========

 Diluted income per share available
  for common shares                                     $    .39        $   1.64        $    .51       $   1.20
                                                        ========        ========        ========       ========

 Diluted shares outstanding                               28,043          22,029          28,043         26,039
                                                        ========        ========        ========       ========

       See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                       ------------------------
                                                                                         2004            2005
                                                                                       --------         -------

 Cash flows from operating activities:
   Net income                                                                          $ 14,242        $ 29,169
   Depreciation and amortization                                                         11,840          11,775
   Amortization of deferred financing costs                                                 640             604
   Non-cash defined benefit pension credit                                               (4,500)         (9,675)
   Non-cash OPEB expense                                                                 13,641           6,817
   Reorganization costs accrued                                                           8,276          10,322
   Reorganization costs paid                                                             (4,589)         (7,639)
   Gain on cancellation of debt                                                               -         (32,349)
   Other, net                                                                               108              19
   Change in assets and liabilities:
     Notes and accounts receivable                                                      (31,603)        (15,541)
     Inventories                                                                        (21,348)         (7,437)
     Accounts payable                                                                    12,807             720
     Other, net                                                                           5,604          (5,126)
                                                                                       --------        --------

       Net cash provided (used) by operating activities                                   5,118         (18,341)
                                                                                       --------        --------

 Cash flows from investing activities:
   Capital expenditures                                                                  (1,902)         (6,057)
   Collection of notes receivable                                                            75              75
   Restricted investments                                                               (10,686)           (415)
   Other, net                                                                                75           1,261
                                                                                       --------        --------

       Net cash used by investing activities                                            (12,438)         (5,136)
                                                                                       --------        --------

 Cash flows from financing activities:
   Revolving credit facilities, net                                                      (6,268)         17,451
   Other notes payable and long-term debt:
     Additions                                                                           16,028          22,553
     Principal payments                                                                  (1,876)        (16,004)
   Deferred financing costs paid                                                           (564)           (523)
                                                                                       --------        --------

       Net cash provided by financing activities                                          7,320          23,477
                                                                                       --------        --------

 Net change in cash and cash equivalents                                                   -               -

 Cash and cash equivalents, beginning of period                                            -               -
                                                                                       --------        --------

 Cash and cash equivalents, end of period                                              $   -           $   -
                                                                                       ========        ========

 Supplemental disclosures:
   Cash paid for:
     Interest, net of amount capitalized                                               $  1,834        $  2,255
     Income taxes, net                                                                    $   -        $    680
   Common stock issued in exchange for extinguishment
    of certain prepetition unsecured and DIP claims                                       $   -        $ 21,400
   Note issued in exchange for extinguishment of
    certain prepetition unsecured claims                                                  $   -        $  4,800

       See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2005
                                 (In thousands)
                                   (Unaudited)



                                                         Additional
                                             Common        paid-in        Accumulated       Treasury
                                              stock        capital          deficit           stock            Total
                                              -----        -------        -----------       ---------          -----

 Balance - December 31, 2004               $10,798        $41,225          $(47,224)           $(12)           $ 4,787

 Net income                                   -              -               29,169              -              29,169

 Cancellation of common stock              (10,798)        10,786               -                12               -

 Cancellation of Series A
  Preferred Stock                                -          2,112               -                 -              2,112

 Issuance of common stock                      100         21,300               -                 -             21,400
                                           -------        -------          --------            ----            -------

 Balance - September 30, 2005              $   100        $75,423          $(18,055)           $  -            $57,468
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
                                                                 ========            ========             ========

Organization and basis of presentation.

     The consolidated balance sheet of Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") at December 31, 2004 has been condensed from the Company's audited consolidated financial statements at that date included in the Company's 2005 Form 10-K. The consolidated balance sheet at September 30, 2005 and the consolidated statements of operations and cash flows for the interim periods ended September 30, 2004 and 2005, and the consolidated statement of common stockholders' deficit for the interim period ended September 30, 2005, have each been prepared by the Company, without audit, in accordance with GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

     At September 30, 2005, Contran Corporation ("Contran") and other entities related to Mr. Harold C. Simmons, beneficially owned approximately 51% of the outstanding common stock of the Company. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Keystone may be deemed to be controlled by Contran and Mr. Simmons.

     On February 26, 2004, Keystone and five of its direct and indirect subsidiaries filed for voluntary protection under Chapter 11 of the Federal Bankruptcy Code. Keystone and its subsidiaries filed their petitions in the U.S. Bankruptcy Court for the Eastern District of Wisconsin in Milwaukee (the "Court"). Keystone's amended plan of reorganization was accepted by the impacted constitutencies and confirmed by the Court on August 10, 2005. The Company emerged from bankruptcy protection on August 31, 2005. See Notes 2 and 9.

     Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date ("Pre-petition Claims") are stayed, absent specific authorization by the Court to pay such claims, while the Company continues to manage the business as a debtor-in-possession. Keystone received approval from the Court to pay certain of its Pre-petition Claims including employee wages and certain employee benefits. At September 30, 2005, the Company was still negotiating the settlement of certain alleged claims with certain alleged pre-petition unsecured creditors.

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

     Keystone filed a plan of reorganization on October 4, 2004 and amended that plan on May 26, 2005, June 21, 2005 and June 27, 2005. Keystone's amended plan of reorganization was accepted by the impacted constituencies and confirmed by the Court on August 10, 2005. The Company emerged from bankruptcy protection on August 31, 2005. Significant provisions of Keystone's amended plan of reorganization included, among other things:

     o Assumption of the previously negotiated amendment to the collective bargaining agreement with the Independent Steel Workers Alliance (the "ISWA"), Keystone's largest labor union that related primarily to greater employee participation in healthcare costs;
     o Assumption of the previously negotiated agreements reached with certain retiree groups that will provide relief by permanently reducing healthcare related payments to these retiree groups from pre-petition levels;
     o The Company's obligations due to pre-petition secured lenders other than its Debtor-In-Possession lenders were reinstated in full against reorganized Keystone;
     o All shares of Keystone's common and preferred stock outstanding at the petition date (February 26, 2004) were cancelled;
     o Pre-petition unsecured creditors with allowed claims against Keystone will receive, on a pro rata basis, in the aggregate, $5.2 million in cash, a $4.8 million secured promissory note and 49% of the new common stock of reorganized Keystone;
     o Certain operating assets and existing operations of Sherman Wire Company ("Sherman Wire"), one of Keystone's pre-petition wholly-owned subsidiaries, will be sold at fair market value (fair market value and book value both approximate $2.0 million) to Keystone, which will then be used to form and operate a newly created wholly-owned subsidiary of reorganized Keystone named Keystone Wire Products Inc.;
     o Sherman Wire was also reorganized and the proceeds of the operating asset sale to Keystone and liquidation of Sherman Wire's remaining real estate assets (book value approximately $1.6 million) and other funds will be distributed, on a pro rata basis, to Sherman Wire's pre-petition unsecured creditors as their claims are finally adjudicated;
     o Sherman Wire's pre-petition wholly-owned non-operating subsidiaries, J.L. Prescott Company, and DeSoto Environmental Management, Inc. as well as Sherman Wire of Caldwell, Inc., a wholly-owned subsidiary of Keystone, will ultimately be liquidated and the pre-petition unsecured creditors with allowed claims against these entities will receive their pro-rata share of the respective entity's net liquidation proceeds;
     o Pre-petition unsecured creditors with allowed claims against FV Steel & Wire Company, another one of Keystone's wholly-owned subsidiaries, will receive cash in an amount equal to their allowed claims;
     o One of Keystone's Debtor-In-Possession lenders, EWP Financial, LLC (an affiliate of Contran) converted $5 million of its DIP credit facility, certain of its pre-petition unsecured claims and all of its administrative claims against Keystone into 51% of the new common stock of reorganized Keystone; and
     o The Board of Directors of reorganized Keystone now consists of seven individuals, two each of which were designated by Contran and the Official Committee of Unsecured Creditors (the "OCUC"), respectively. The remaining three directors qualify as independent directors (two of the independent directors were appointed by Contran with the OCUC's consent and one was appointed by the OCUC with Contran's consent).

     In addition, Keystone has obtained a five-year, $80 million secured credit facility from Wachovia Capital Finance (Central). See Notes 5 and 9.

     Prior to Keystone's emergence from Chapter 11 on August 31, 2005, Contran and other entities related to Mr. Harold C. Simmons, beneficially owned approximately 50% of the outstanding common stock of the Company. In connection with Keystone's emergence from Chapter 11, one of Keystone's
Debtor-In-Possession ("DIP") lenders, EWP Financial, LLC (an affiliate of Contran) converted $5 million of its DIP credit facility, certain of its pre-petition unsecured claims and all of its administrative claims against Keystone into 51% of the new common stock of reorganized Keystone. As such, Contran, or one of its affiliates, may be deemed to control Keystone both prior, and subsequent to, Keystone's emergence from Chapter 11. Because Keystone's emergence from Chapter 11 did not result in a change of control of the Company, Keystone did not qualify to use Fresh Start Accounting upon its emergence from Chapter 11.

Note 3 - Business Segment Information:

     The Company's operating segments are organized along its manufacturing facilities and include three reportable segments: (i) Keystone Steel and Wire ("KSW") which manufacturers and sells wire rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets, (ii) Engineered Wire Products ("EWP") which manufacturers and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges and (iii) Sherman Wire ("Sherman") which manufacturers and sells wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets. In connection with the Company's emergence from Chapter 11 on August 31, 2005, certain operating assets and existing operations of Sherman were sold at fair market value to Keystone, which then used these assets to form and operate a newly created wholly-owned subsidiary of reorganized Keystone named Keystone Wire Products Inc. ("KWP"). As such, operating results of this segment prior to Keystone's emergence from Chapter 11 were operating results of Sherman. Operating results of this segment after Keystone's emergence from Chapter 11, were operating results of KWP. In accordance with Keystone's plan of reorganization, the remaining assets of Sherman will eventually be liquidated.

Business Segment                              Principal entities                           Location
----------------                              ------------------                           --------

Keystone Steel & Wire                         Keystone Steel & Wire                        Peoria, Illinois

Engineered Wire Products                      Engineered Wire Products                     Upper Sandusky, Ohio

Sherman (Keystone Wire                        Sherman Wire (Keystone Wire
 Products)                                     Products)                                   Sherman, Texas


                                                                                                 GAAP
                                                                                             Adjustments,
                                                                                               Corporate
                                                                                                 Items
                                                                  Sherman/      Segment           and
                                         KSW           EWP          KWP          Total       Eliminations       Total
                                         ---           ---        --------      --------     ------------       -----
                                                                        (In thousands)

Three months ended September 30, 2004:

  Third party net sales                 $ 91,938      $18,538       $2,024      $112,500        $      5       $112,505
  Intercompany sales                      13,146         -           2,718        15,864         (15,864)          -
                                        --------      -------      -------      --------        --------       --------

                                        $105,084      $18,538      $ 4,742      $128,364        $(15,859)      $112,505
                                        ========      =======      =======      ========        ========       ========

Operating income                        $ 10,989      $ 3,423      $   136      $ 14,548        $  2,398       $ 16,946
                                        ========      =======      =======      ========        ========       ========

Three months ended September 30, 2005:

  Third party net sales                 $ 64,811      $17,986      $ 1,973      $ 84,770           $   -       $ 84,770
  Intercompany sales                      11,644         -           5,737        17,381         (17,381)          -
                                        --------      -------      -------      --------        --------       --------

                                        $ 76,455      $17,986      $ 7,710      $102,151        $(17,381)      $ 84,770
                                        ========      =======      =======      ========        ========       ========

Operating income (loss)                 $   (489)     $ 2,453      $  (264)     $  1,700        $  5,762       $  7,462
                                        ========      =======      =======      ========        ========       ========

Nine months ended September 30, 2004:

  Third party net sales                 $231,369      $45,577       $4,514      $281,460        $     49       $281,509
  Intercompany sales                      37,526         -           7,725        45,251         (45,251)          -
                                        --------      -------      -------      --------        --------       --------

                                        $268,895      $45,577      $12,239      $326,711        $(45,202)      $281,509
                                        ========      =======      =======      ========        ========       ========

Operating income (loss)                 $ 14,296      $ 8,024      $  (425)     $ 21,895        $  7,194       $ 29,089
                                        ========      =======      =======      ========        ========       ========

Nine months ended September 30, 2005:

  Third party net sales                 $210,706      $47,792      $ 4,801      $263,299           $   -       $263,299
  Intercompany sales                      36,830         -          12,075        48,905         (48,905)          -
                                        --------      -------      -------      --------        --------       --------

                                        $247,536      $47,792      $16,876      $312,204        $(48,905)      $263,299
                                        ========      =======      =======      ========        ========       ========

Operating income (loss)                 $(11,060)     $ 7,084      $  (814)     $ (4,790)       $ 17,287       $ 12,497
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

                                                             Three months ended                Nine months ended
                                                               September 30,                     September 30,
                                                            -------------------------        -------------------------
                                                              2004             2005            2004             2005
                                                            --------         --------        --------          -------
                                                                                (In thousands)

Operating income (loss)                                      $16,946          $ 7,462         $29,089          $12,497
General corporate items:
  Interest income                                                 85              138             117              220
  Other income                                                    56              167              73              271
  Corporate expenses                                          (1,134)            (566)         (2,639)          (2,757)
  Interest expense                                              (874)          (1,040)         (2,899)          (2,816)
                                                             -------          -------         -------          -------

  Income before income taxes and
   reorganization items                                      $15,079          $ 6,161         $23,741          $ 7,415
                                                             =======          =======         =======          =======


Note 4 - Inventories:

                                                                               December 31,     September 30,
                                                                                  2004                 2005
                                                                                ----------        ------------
                                                                                       (In thousands)

 Steel and wire products:
   Raw materials                                                                  $15,142           $13,561
   Work in process                                                                 21,305            19,171
   Finished goods                                                                  28,941            32,642
   Supplies                                                                        14,844            17,377
                                                                                  -------           -------
                                                                                   80,232            82,751
   Less LIFO reserve                                                               27,215            22,297
                                                                                  -------           -------
                                                                                  $53,017           $60,454
                                                                                  =======           =======


Note 5 - Notes payable and long-term debt:

                                                                              December 31,        September 30,
                                                                                  2004                2005
                                                                              -------------       -------------
                                                                               (Restated)
                                                                                        (In thousands)

 Wachovia revolving credit facility                                                 $  -              $25,311
 DIP facilities:
   Congress                                                                       15,108                    -
   EWP                                                                             5,000                    -
 EWP revolving credit facility                                                     1,989                    -
 8% Notes                                                                         28,116               26,928
 UC Note                                                                               -                4,800
 Term loans:
   County                                                                         10,000               10,000
   EWP                                                                             5,513                    -
   Wachovia                                                                            -               22,508
   Other                                                                             259                  238
                                                                                 -------              -------

                                                                                  65,985               89,785
   Less current maturities                                                        51,640               30,691
                                                                                 -------              -------

                                                                                 $14,345              $59,094
                                                                                 =======              =======

     In connection with Keystone's emergence from Chapter 11 on August 31, 2005, the Company's obligations due to pre-petition secured lenders other than its Debtor-In-Possession ("DIP") lenders were reinstated in full against reorganized Keystone. In addition, one of Keystone's DIP lenders, EWP Financial, LLC (an affiliate of Contran) converted $5 million of its DIP credit facility, certain of its pre-petition unsecured claims and all of its administrative claims against Keystone into 51% of the new common stock of reorganized Keystone. See
Note 9.

     The indenture governing Keystone's 8% Notes provides the holders of such Notes with the right to accelerate the maturity of the Notes in the event of a default by Keystone resulting in an acceleration of the maturity of any of the Company's other secured debt. As such, the 8% Notes were classified as a current liability at December 31, 2004. Upon emergence from Chapter 11, the Company paid all the then delinquent payments on the 8% Notes. In addition, the Company paid the scheduled September 2005, payment on the 8% Notes. As such, at September 30, 2005, only the scheduled principal payments during the next 12 months were shown as current on Keystone's balance sheet.

     Keystone has obtained a five-year, $80 million secured credit facility from Wachovia Capital Finance (Central) in connection with the Company's emergence from Chapter 11 (the "Wachovia Facility"). Proceeds from the Wachovia Facility were used to extinguish Keystone's existing DIP credit facilities, the EWP Term Loan, the EWP Revolver and to provide working capital for reorganized Keystone. The Wachovia Facility includes a term loan in the amount of up to $25.0 million, subject to a borrowing base calculation based on the market value of the Company's real property and equipment. To the extent there is sufficient borrowing base, the term loan portion of the Wachovia Facility can be reloaded in the amount of $10.0 million. The portion of the credit facility in excess of the term loan balance is available to the Company as a revolving credit facility subject to a borrowing base calculation based on eligible receivables and inventory balances. Interest rates on the credit facility range from the prime rate to the prime rate plus .5% depending on Keystone's excess availability, as defined in the credit agreement. The Wacovia Facility also provides for a LIBOR interest rate option. Under the terms of the Wachovia Facility, the Company is required to annually pay down the term loan portion of the facility in the amount of 25% of excess cash flow, as defined in the agreement, subject to a $2.0 million annual and a $5.0 million aggregate limit. Otherwise, the principal portion of the term notes are amortized over either 60 or 84 months depending on the underlying collateral. All unpaid term note principal and interest is due upon maturity of the Wachovia Facility. The Wachovia Facility also includes performance covenants related to minimum levels of cash flow and fixed charge coverage ratio. Keystone paid the lender approximately $400,000 of diligence, commitment and closing fees in connection with this facility. At September 30, 2005, unused credit available for borrowing under the Wachovia facility was $29.2 million. The Wachovia Facility requires the Company's daily net cash receipts to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances so long as there is an outstanding balance under this facility. Accordingly, any outstanding balances under the revolving credit portion of the Wachovia Facility are always classified as a current liability, regardless of the maturity date of the facility. The Wachovia Facility matures in August 2010.

     In connection with Keystone's emergence from Chapter 11, the Company provided a $4.8 million note to its pre-petition unsecured creditors (the "UC Note"). The UC Note will accrue interest until October 2006 at 12% per annum, compounded on the first business day of each calendar quarter. Such interest will be deferred and converted to principal and beginning in October 2006, the UC Note will bear interest at 8% per annum and interest payments will be due on the first day of each calendar quarter beginning in January 2007. The first principal payment on the UC Note is due on January 1, 2007 in the amount of $1,542,235. Thereafter, quarterly principal payments of $391,603 each are due on the first day of each calendar quarter until such time as the UC Note is paid in full. The UC Note is collateralized by a lien on the Company's equity interests in EWP and any proceeds thereof. The UC Note contains identical financial covenants to the Wachovia Facility.

     At September 30, 2005, the aggregate future maturities of notes payable and long-term debt (including a total of approximately $665,000 of interest that will be converted to principal during 2005 and 2006) are shown in the table below:

                 Year ending December 31,                                             Amount
                                                                                  --------------
                                                                                  (In thousands)

                           2005                                                         $26,876
                           2006                                                           5,462
                           2007                                                          25,948
                           2008                                                          14,254
                           2009                                                          14,910
                           2010                                                           3,000
                                                                                        -------
                                                                                        $90,450
                                                                                        =======


     The Company determined there was insufficient collateral to cover the interest portion of scheduled payments on its pre-petition unsecured debt. As such, the Company discontinued accruing interest on its unsecured 6% Notes and unsecured 9 5/8% Notes as of February 26, 2004, the filing date. Contractual interest on those obligations during the third quarter and first nine months of 2005 was approximately $ 217,000 and $841,000, respectively.

Note 6 - Series A Preferred Stock:

     All of the Company's Series A Preferred Stock (with an aggregate carrying value of $2.1 million) was cancelled in connection with Keystone's emergence from Chapter 11 on August 31, 2005. The cancellation of the Series A Preferred Stock was accounted for as a direct increase to the Company's common stockholders' equity (additional paid-in capital). The Company discontinued accruing dividends on its Series A Preferred Stock upon filing for Chapter 11 on February 26, 2004. The accrued dividends at that date were compromised in the Chapter 11 proceedings. See Notes 2 and 9.

Note 7 - Income taxes:

     Summarized below are (i) the differences between the provision for income taxes and the amounts that would be expected by applying the U.S. federal statutory income tax rate of 35% and (ii) the components of the comprehensive provision for income taxes.

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                         --------------------------
                                                                                         2004                2005
                                                                                         ----                ------
                                                                                             (In thousands)

Expected tax provision, at statutory rate                                                 $ 5,413           $10,304
U. S. state income taxes, net                                                                 751             1,788
Deferred tax asset valuation allowance                                                     (7,781)          (15,714)
Capitalize reorganization costs                                                             2,897             3,613
Other, net                                                                                    (57)              281
                                                                                          -------           -------

Provision for income taxes                                                                $ 1,223           $   272
                                                                                          =======           =======

Comprehensive provision for income taxes:
  Currently payable:
    U.S. federal                                                                          $   811           $    80
    U.S. state                                                                                412               192
                                                                                          -------           -------
      Net currently payable                                                                 1,223               272

  Deferred income taxes, net                                                                 -                 -
                                                                                          -------           -------

                                                                                          $ 1,223           $   272
                                                                                          =======           =======


     The Company's emergence from Chapter 11 on August 31, 2005 did not result in an ownership change within the meaning of Section 382 of the Internal Revenue Code.

     At September 30, 2005, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices; and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test. As such, at December 31, 2004, the Company had provided a deferred tax asset valuation allowance of approximately $30.3 million. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing tax expense associated with its expected pre-tax income during 2005 will be appropriate. Accordingly, during the first nine months of 2005, the Company decreased the deferred tax asset valuation allowance by approximately $16.2 million. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the valuation allowance related to its deferred tax assets in the future.

Note 8 - Other accrued liabilities:


                                                                              December 31,         September 30,
                                                                                  2004                  2005
                                                                              ------------         -------------
                                                                                        (In thousands)

Current:
  Employee benefits                                                               $12,019                $11,159
  Environmental                                                                         -                  6,921
  Reorganization costs                                                              2,883                  5,567
  Pre-petition unsecured creditor settlement                                            -                  5,200
  Self insurance                                                                    1,064                  3,927
  Legal and professional                                                              358                    713
  Income taxes                                                                      1,405                    780
  Other                                                                             1,235                  3,484
                                                                                  -------                -------

                                                                                  $18,964                $37,751
                                                                                  =======                =======
Noncurrent:
  Environmental                                                                      $  -                $ 2,869
  Workers compensation payments                                                       988                  1,661
  Other                                                                              -                        73
                                                                                  -------                -------

                                                                                  $   988                $ 4,603
                                                                                  =======                =======



Note 9 - Liabilities subject to compromise

                                                                              December 31,             September 30,
                                                                                  2004                     2005
                                                                              ------------             -------------
                                                                                       (In thousands)

Accrued OPEB cost                                                              $123,425                   $  -
Environmental                                                                    19,432                     8,507
6% Notes                                                                         16,031                      -
Accrued preferred stock dividends                                                11,846                      -
Accounts payable                                                                 10,776                       877
Deferred vendor payments                                                         10,518                      -
9 5/8% Notes                                                                      6,150                      -
Self insurance                                                                    4,549                      -
Accounts payable to affiliates                                                    3,027                      -
Workers compensation                                                              1,847                      -
Accrued and deferred interest                                                     1,237                      -
Legal and professional                                                              726                       374
Disposition of former facilities                                                    665                       684
Other                                                                             2,117                       207
                                                                               --------                   -------

                                                                               $212,346                   $10,649
                                                                               ========                   =======

     In connection with Keystone's emergence from Chapter 11 on August 31, 2005, pre-petition unsecured creditors (other than Contran) with allowed claims against Keystone received, in the aggregate, on a pro rata basis, $5.2 million in cash, a $4.8 million secured promissory note and 49% of the new common stock of reorganized Keystone (valued at $10.5 million). Also in connection with Keystone's emergence from Chapter 11, Contran received an aggregate of 51% of the new common stock of reorganized Keystone (valued at $10.9 million) in exchange for its $5.0 million of DIP financing and Contran's claims against Keystone. The new common stock of reorganized Keystone represents an aggregate of 10.0 million shares. Such shares were valued at $2.14 per share, by the Company with the assistance of its independent financial advisors.

     As of September 30, 2005, the pre-petition unsecured creditors had yet to provide a trust account to receive their $5.2 million cash payment. As such, Keystone has recorded a $5.2 million liability to the pre-petition unsecured creditors which is included in other current accrued liabilities on the Company's September 30, 2005 balance sheet. See Note 8. In addition, the Company has escrowed these funds in a separate demand account and, as such, Keystone's balance sheet at September 30, 2005 includes a restricted investment of $5.2 million in current assets that will be used to fund the payment to the pre-petition unsecured creditors.

     Accrued OPEB liabilities, certain accrued environmental liabilities related to properties owned by Keystone and other liabilities were reinstated in full against reorganized Keystone in connection with the Company's emergence from Chapter 11. The Company continues to negotiate claims related to certain pre-petition environmental and other liabilities at September 30, 2005. See Notes 10 and 11. In addition, pre-petition unsecured creditors of Keystone with balances due to them of less than $1,900, will be paid in full.

     The remaining liabilities subject to compromise at September 30, 2005, relate to Sherman Wire Company.

     As a result of the foregoing, the Company recorded a $32.3 million gain from cancellation of debt during the third quarter of 2005. The following table summarizes the significant components of compromised liabilities and the related recorded gain from cancellation of debt.

                                                                   Unsecured
                                                                     claims
                                                                   other than        Contran
                                                                    Contran          claims          Total
                                                                    -------          --------        -------
                                                                                (In thousands)

Liabilities compromised:
        6% Notes                                                      $16,031          $  -           $16,031
        Accrued Series A Preferred Stock
         dividends                                                      1,098           10,748         11,846
        Accounts payable - pre-petition                                 7,758            3,279         11,037
        Accounts payable - post-petition                                    -            1,179          1,179
        Deferred vendor payments                                       10,518             -            10,518
        9 5/8% Notes                                                    6,150             -             6,150
        DIP loan                                                            -            5,000          5,000
        Accrued interest                                                1,236             -             1,236
        Other, net                                                        752             -               752
                                                                      -------          -------        -------
           Total liabilities compromised                               43,543           20,206         63,749
                                                                      -------          -------        -------

Consideration provided:
        Cash                                                            5,200               -           5,200
        Secured Note                                                    4,800               -           4,800
        Common stock                                                   10,486           10,914         21,400
                                                                      -------          -------        -------
           Total consideration provided                                20,486           10,914         31,400
                                                                      -------          -------        -------

Gain on cancellation of debt                                          $23,057          $ 9,292        $32,349
                                                                      =======          =======        =======

Note 10 - Employee benefit plans:

     Defined benefit plans. The components of net periodic defined benefit pension credit are presented in the table below.

                                                             Three months ended                Nine months ended
                                                                September 30,                    September 30,
                                                            ------------------------       --------------------------
                                                             2004             2005            2004             2005
                                                            ------           -------       ---------          -------
                                                                                (In thousands)

Service cost                                                $   875         $    938        $  2,625          $  2,813
Interest cost                                                 5,439            5,432          16,317            16,300
Expected return on plan assets                               (9,373)         (10,732)        (28,120)          (32,216)
Amortization of unrecognized:
  Prior service cost                                            221              221             662               662
  Actuarial losses                                            1,338              915           4,016             2,766
                                                            -------         --------        --------          --------

                                                            $(1,500)        $ (3,226)       $ (4,500)         $ (9,675)
                                                            =======         ========        ========          ========

     Postretirement benfits other than pensions ("OPEB"). The components of net periodic OPEB cost are presented in the table below.

                                                               Three months ended                Nine months ended
                                                                  September 30,                    September 30,
                                                             ------------------------        --------------------------
                                                              2004             2005            2004             2005
                                                             ------           -------        --------          --------
                                                                                (In thousands)

Service cost                                                  $  725         $    514         $ 2,175         $  1,995
Interest cost                                                  3,496            2,196          10,487            8,248
Amortization of unrecognized:
  Prior service cost                                             (86)             (86)           (258)            (257)
  Prior service cost due to
   plan amendment                                               (625)          (1,915)         (1,875)          (3,335)
  Actuarial losses                                             1,015            1,512           3,046            4,305
Settlement loss                                                1,250             -              3,750             -
                                                              ------         --------         -------          -------

                                                              $5,775         $  2,221         $17,325          $10,956
                                                              ======         ========         =======          =======

     During 2004, the Company entered into an agreement (the "1114 Agreement") with certain retiree groups that substantially reduced the OPEB benefits that will be paid to these retiree groups in the future. Prior to confirmation of Keystone's definitive plan of reorganization, the Court could have rescinded the 1114 Agreement and therefore the 1114 Agreement was not definitive until it was confirmed by the Court in connection with Keystone's emergence from Chapter 11 on August 31, 2005. As such, and in accordance with GAAP, the Company continued to record OPEB expense through August 31, 2005 at the estimated level ($11.6 million for the first eight months of 2005) as if Keystone had not entered into the 1114 Agreement. However, at the time of the Company's emergence from Chapter 11 on August 31, 2005, and concurrent confirmation of the 1114 Agreement, GAAP then requires the effect of the substantially reduced OPEB benefits agreed to as part of the 1114 Agreement be accounted for as a plan amendment, the benefit of which is amortized into income over future periods. Accordingly, Keystone will ultimately record an OPEB credit of approximately $2.7 million for the last four months of 2005, resulting in an $8.9 million expense for the year 2005.

     Employer Contributions. Keystone previously disclosed in its financial statements for the year ended December 31, 2004, that it expected not to be required to contribute to its defined benefit pension plan in 2005. As of September 30, 2005, Keystone had not made any contributions to its defined benefit pension plan during 2005. The Company also previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute approximately $8.3 million to its post retirement benefit plans in 2005. As of September 30, 2005, Keystone had contributed $4.1 million to these plans during 2005. The 1114 Agreement provides that the Company will make a $3.0 million aggregate lump sum payment to the covered retirees prior to October 31, 2005.

Note 11 - Environmental matters:

     As a result of the Chapter 11 filings on February 26, 2004, litigation relating to pre-petition claims against the filing companies, including Keystone and Sherman Wire, was stayed. Upon emergence from Chapter 11 in August 2005, the pre-petition litigation claims against Sherman Wire continue to be stayed while these claims are adjudicated. Environmental liabilities related to non-owned Keystone sites ($868,000) were discharged in connection with the Chapter 11 proceedings. Recorded environmental liabilities related to non-owned Sherman Wire sites ($7.6 million) and an owned Sherman Wire site ($.9 million) continue to be negotiated and adjudicated subsequent to Keystone's emergence from Chapter 11 on August 31, 2005.

     Keystone has been named as a defendant, potentially responsible party ("PRP"), or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws in approximately 19 governmental and private actions associated with environmental matters, including waste disposal sites and facilities currently or previously owned, operated or used by Keystone, certain of which are on the United States Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although Keystone may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who may also be jointly and severally liable.

     On a quarterly basis, Keystone evaluates the potential range of its liability at sites where it has been named as a PRP or defendant by analyzing and estimating the range of reasonably possible costs to Keystone. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation. Keystone believes it has provided adequate accruals ($18.3 million at September 30, 2005, $8.5 million of which is reflected in liabilities subject to compromise on the Company's September 30, 2005 balance sheet) for these matters at ten sites for which Keystone believes its liability is probable and reasonably estimable, but Keystone's ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs, the allocation of such costs among PRPs, the solvency of other PRPs or a determination that Keystone is potentially responsible for the release of hazardous substances at other sites, any of which could result in expenditures in excess of amounts currently estimated by Keystone to be required for such matters. With respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. In addition, the actual timeframe for payments by Keystone for these matters may be substantially in the future.

     Keystone believes it is not possible to estimate the range of costs for nine sites. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company.

     The upper end of the range of reasonably possible costs to Keystone for sites for which it is possible to estimate costs (14 sites) is approximately $18.3 million. Keystone's estimates of such liabilities have not been discounted to present value, and other than certain previously-reported settlements with respect to certain of Keystone's former insurance carriers, Keystone has not recognized any material insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to the eight sites as to which no estimate of liability can presently be made because the respective investigations are in early stages. The extent of CERCLA liability cannot be determined until the Remedial Investigation/Feasibility Study ("RI/FS") is complete, the U.S. EPA issues a Record of Decision ("ROD") and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents is subject to similar uncertainties.

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

     More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below. A summary of activity in the Company's environmental accruals for the nine months ended September 30, 2005 is as follows:

                                                                                         Nine months ended
                                                                                           September 30,
                                                                                         -----------------
                                                                                           (In thousands)

 Balance at December 31, 2004                                                                   $19,432
 Expense                                                                                              -
 Payments                                                                                          (699)
 Reclassification                                                                                   432
 Discharged in connection with Chapter 11 proceedings                                              (868)
                                                                                                -------

 Balance at September 30, 2005                                                                  $18,297
                                                                                                =======

     Approximately $8.5 million of the Company's $18.3 million recorded environmental accrual at September 30, 2005 is included in liabilities subject to compromise on the Company's balance sheet. All of the recorded environmental liability included in liabilities subject to compromise on the Company's September 30, 2005 balance sheet relates to sites involving Sherman Wire or one of its predecessors. Sherman Wire's environmental liabilities continue to be negotiated and adjudicated subsequent to Keystone's emergence from Chapter 11 on August 31, 2005.

     The Company is currently involved in the closure of inactive waste disposal units at its Peoria facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992. The original closure plan provides for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. The Company recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. The Company adjusts the recorded liability for each Phase as actual remediation costs become known. During 1995, the Company began remediation of Phases II and III and completed these Phases, as well as Phase IV during 1996. During 1998 and 1999 the Company did not have any significant remediation efforts relative to Phases V and VI. During 2000, Keystone began preliminary efforts relative to Phase V. Pursuant to agreements with the IEPA and Illinois Attorney General's office, the Company is depositing $75,000 per quarter into a trust fund and must continue these quarterly deposits until the remediation is complete. The Company is able to fund the remediation costs out of this trust fund. At December 31, 2004 and September 30, 2005, the trust fund had a balance of $5.7 million and $6.0 million, respectively, which amounts are included in other noncurrent assets.

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

     In December 2005, the Company received a Notice of Violation from the U.S. EPA regarding air permit issues at its Peoria, Illinois facility. The U.S. EPA alleges Keystone failed to perform stack testing and conduct a review of best available emission control technology in connection with the implementation of plant construction modifications made pursuant to a 2001 air permit issued under the Clean Air Act and the Illinois Environmental Protection Act. During January 2006, the Company and the U.S. EPA reached a preliminary agreement on a plan for addressing the U.S. EPA's concerns without referring the matter for any enforcement action or resulting fines.

"Superfund" sites

     The Company is subject to federal and state "Superfund" legislation that imposes cleanup and remediation responsibility upon present and former owners and operators of, and persons that generated hazardous substances deposited upon, sites determined by state or federal regulators to contain hazardous substances. Keystone has been notified by U.S. EPA that the Company is a potentially responsible party ("PRP") under the federal "Superfund" legislation for the alleged release or threat of release of hazardous substances into the environment at nine sites. These situations involve cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. Although Keystone believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the "Superfund" sites discussed below, it has only recorded receivables for the estimated insurance recoveries at three of those sites. During 2002, 2003 and the first nine months of 2005, the Company received approximately $43,000, $32,000 and $80,000, respectively, from certain of its insurers in exchange for releasing such insurers from coverage for certain years of environmental related liabilities. Such amounts are included in Keystone's self insurance accruals. Keystone did not receive any such insurance recoveries during 2004.

     In July 1991, the United States filed an action against a former division of the Company and four other PRPs in the United States District Court for the Northern District of Illinois (Civil Action No. 91C4482) seeking to recover investigation and remediation costs incurred by U.S. EPA at the Byron Salvage Yard, located in Byron, Illinois. In April 1992, Keystone filed a third-party complaint in this civil action against 15 additional parties seeking contribution in the event the Company is held liable for any response costs at the Byron site. Neither the Company nor the other designated PRPs are performing any investigation of the nature and extent of the contamination. In December 1996, Keystone, U.S. EPA and the Department of Justice entered into the Fifth Partial Consent Decree to settle Keystone's liability for EPA response costs incurred at the site through April 1994 for a payment of $690,000. Under the agreement Keystone is precluded from recovering any portion of the $690,000 settlement payment from other parties to the lawsuit. In January 1997, Keystone paid the $690,000 settlement. Keystone will remain potentially liable for EPA response costs incurred after April 30, 1994, and natural resource damage claims, if any, that may be asserted in the future. Keystone recovered a portion of the $690,000 payment from its insurer. In March 1997, U.S. EPA issued a Proposed Remedial Action Plan ("PRAP") recommending that a limited excavation of contaminated soils be performed at an estimated cost of $63,000, that a soil cover be placed over the site, an on-site groundwater pump and treat system be installed and operated for an estimated period of 15 years, and that both on-site and off-site groundwater monitoring be conducted for an indefinite period. U.S. EPA's cost estimate for the recommended plan is $5.1 million. U.S. EPA's estimate of the highest cost alternatives evaluated but not recommended in the PRAP is approximately $6 million. The Company filed public comments on May 1, 1997, objecting to the PRAP. In March 1999, Keystone and other PRP's received a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") special notice letter notifying them for the first time of a September 1998 Record of Decision ("ROD") and requesting a commitment on or before May 19, 1999 to perform soils work required by that ROD that was estimated to cost approximately $300,000. In addition, the special notice letter also requested the PRPs to reimburse U.S. EPA for costs incurred at the site since May 1994 in the amount of $1.1 million, as well as for all future costs the U.S. EPA will incur at the site in overseeing the implementation of the selected soils remedy and any future groundwater remedy. Keystone refused to agree to the U.S. EPA's past and future cost demand. In August 1999, U.S. EPA issued a groundwater PRAP with an estimated present value cost of $3 million. Keystone filed public comments opposing the PRAP in September 1999. In October 2002, Keystone and the other remaining PRPs entered into a second Consent Decree with the U.S. EPA, in order to resolve their liability for performance of the U.S. EPA's September 1998 ROD for a soils remedy at the site, for the performance of the U.S. EPA's December 1999 ROD for remedial action regarding the groundwater component of Operable Unit No. 4 at the site, for payment of U.S. EPA's site costs incurred since May 1994 as well as future U.S. EPA oversight costs, and for the transfer of certain funds that may be made available to the PRPs as a result of a consent decree reached between U.S. EPA and another site PRP. Under the terms of the second Consent Decree, and the PRP Agreement was executed to implement the PRPs' performance under that decree, Keystone is required to pay approximately $700,000 (of which approximately $600,000 has already been paid into a PRP Group trust fund), and would remain liable for 18.57% of future U.S. EPA oversight costs as well as a similar share of any unanticipated cost increases in the soils remedial action work. (Under the agreements, the City of Byron, Illinois, would assume responsibility for any cost overruns associated with the municipal water supply components of the groundwater contamination remedy.) The U.S. EPA served the PRP Group in February 2003 with its first oversight cost claim under the second Consent Decree, in the amount of $186,000 for the period from March 1, 2000 to November 25, 2002. Keystone's share of that claim is approximately $35,000. The U.S. EPA has also requested changes to the groundwater monitoring program at the site that may require future increases in the PRP Group's groundwater monitoring reserves. In September 2002, the IAG served a demand letter on Keystone and 3 other PRP's seeking recovery of approximately $1.3 million in state cleanup costs incurred at the Byron Salvage Yard site. The PRP's are currently negotiating with the IAG in an attempt to settle this claim. The four PRP's named in the demand letter are also attempting to include other site PRP's in the negotiations. Pursuant to a settlement agreement, the United States was given a $228,000 allowed claim in Keystone's Chapter 11 proceedings. Any further liability of Keystone related to this site was discharged in the Chapter 11 proceedings.

     In September 1991, the Company along with 53 other PRPs, executed a consent decree to undertake the immediate removal of hazardous wastes and initiate a Remedial Investigation/Feasibility Study ("RI/FS") of the Interstate Pollution Control site located in Rockford, Illinois. The Company's percentage allocation within the group of PRPs agreeing to fund this project is currently 2.14%. However, the Company's ultimate allocation, and the ultimate costs of the RI/FS and any remedial action, are subject to change depending, for example, upon: the number and financial condition of the other participating PRPs, field conditions and sampling results, results of the risk assessment and feasibility study, additional regulatory requirements, and the success of a contribution action seeking to compel additional parties to contribute to the costs of the RI/FS and any remedial action. The RI/FS began in 1993, was completed in 1997 and approved by IEPA in 1998. In the summer of 1999, IEPA selected a capping and soil vapor extraction remedy estimated by the PRP group to have a present value cost of approximately $2.5 million. IEPA may also demand reimbursement of future oversight costs. The three largest PRPs at the site are negotiating a consent order with IEPA for the performance of the site remedy. Purusant to a settlement agreement, the PRP group was given a $125,000 allowed claim in the Chapter 11 proceedings and Keystone received a site release. Any further liability of Keystone related to this site was discharged in the Chapter 11 proceedings.

     In August 1987, Keystone was notified by U.S. EPA that it is a PRP responsible for the alleged hazardous substance contamination of a site previously owned by the Company in Cortland, New York. Four other PRPs participated in the RI/FS and a contribution action is pending against eleven additional viable companies which contributed wastes to the site. Following completion  of the RI/FS,  U.S. EPA  published in November  1997, a PRAP for the site that recommends the excavation and disposal of contaminated soil, installation of an impervious cap over a portion of the site, placement of a surface cover over the remainder of the site and semi-annual groundwater monitoring until drinking water standards are met by natural attenuation. U.S. EPA estimates the costs of this recommended plan to be $3.1 million. The highest cost remedy evaluated by U.S. EPA but not recommended in the PRAP is estimated by U.S. EPA to have a cost of $19.8 million. In September 1998, Keystone and four other PRPs who had funded the prior remedial actions and RI/FS signed a proposed Consent Decree with U.S. EPA calling for them to be "nonperforming parties" for the implementation of a March 1998 Record of Decision. Under this Consent Decree, Keystone could have been responsible for an unspecified share of U.S. EPA's future costs in the event that changes to the existing ROD are required. There were no claims related to this site filed in Keystone's Chapter 11 proceedings.

     Prior to its acquisition by Keystone, DeSoto, Inc. ("DeSoto") was notified by U.S. EPA that it is one of approximately 50 PRPs at the Chemical Recyclers, Inc. site in Wylie, Texas. In January 1999, DeSoto changed its name to Sherman. Under a consent order with the U.S. EPA, the PRP group has performed a removal action and an investigation of soil and groundwater contamination. Such investigation revealed certain environmental contamination. A majority of the PRPs and Sherman entered into a Participation Agreement dated May 26, 1989 pursuant to which the parties agreed to share in the clean up costs of the site. The site was remediated by the participating PRPs within the scope of the EPA's Statement of Work set forth in the administrative order as of Sherman's bankruptcy petition date. The participation agreement provides that Sherman could withdraw from the agreement and have no further liability under the agreement for clean-up costs if it gave written notice to the other PRPs who were a party to the agreement that it was withdrawing from the agreement. Sherman was current on its obligations under the agreement as of its petition date and gave formal notice of its withdrawal on February 18, 2005. On February 28, 2005, the EPA indicated to the other PRPs that it was possibly going to require additional remediation at the site. The other PRPs did timely file a claim against Sherman in its bankruptcy for any future liability it might have under the participation agreement, but on September 27, 2005 the Court denied the claim pursuant to Section 502(e)(1)(B) of the Bankruptcy Code as a contingent contribution claim, which are not allowable claims. The EPA did not file a claim against Sherman in connection with this site at all. The other PRPs have appealed the Court's September 27, 2005 Order denying their claim to the U.S. District Court of Wisconsin. Sherman and the other PRPs have filed the necessary appellate motion and reply brief and the case has not been set for oral argument as of March 28, 2006. On March 3, 2006, the U.S. EPA ordered further remedial action, the exact extent of which is not currently known. Further obligations by Sherman related to this site were discharged in connection with the Chapter 11 proceedings.

     In 1984, U.S. EPA filed suit against DeSoto by amending a complaint against Midwest Solvent Recovery, Inc. et al ("Midco"). DeSoto was a defendant based upon alleged shipments to an industrial waste recycling storage and disposal operation site located in Gary, Indiana. The amended complaint sought relief under CERCLA to force the defendants to clean up the site, pay non-compliance penalties and reimburse the government for past clean up costs. In June 1992, DeSoto settled its portion of the case by entering into a partial consent decree, and all but one of the eight remaining primary defendants and 93 third party defendants entered into a main consent decree. Under the terms of the partial consent decree, DeSoto agreed to pay its pro rata share (13.47%) of all costs under the main consent decree. In addition to certain amounts included in the trust fund discussed below, Sherman Wire also has certain funds available in other trust funds due it under the partial consent decree. These credits can be used by Sherman Wire (with certain limitations) to fund its future liabilities under the partial consent decree. Pursuant to a settlement agreement, the other Midco PRPs were given a $1.1 million allowed claim in the Chapter 11 proceedings and DeSoto was given a site release. Further obligations by Sherman related to this site will be discharged in connection with the Chapter 11 proceedings.

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

     In December 1991, DeSoto and approximately 600 other PRPs were named in a complaint alleging DeSoto and the PRPs generated wastes that were disposed of at a Pennsauken, New Jersey municipal landfill. The plaintiffs in the complaint were ordered by the court to show in what manner the defendants were connected to the site. The plaintiffs provided an alleged nexus indicating garbage and construction materials from DeSoto's former Pennsauken facility were disposed of at the site and such waste allegedly contained hazardous material to which DeSoto objected. The claim was dismissed without prejudice in August 1993. In 1996, DeSoto received an amended complaint containing the same allegations. Pursuant to a settlement agreement, the Pollution Control Finance Authority of Cambden County was given a $750,000 allowed claim in the Chapter 11 proceedings and DeSoto was given a site release. The other PRP's claims were dismissed in the Chapter 11 proceedings. Any further liability of Sherman related to this site will be discharged in connection with the Chapter 11 proceedings.

     Sherman Wire has received notification from the TNRCC stating that DeSoto is a PRP at the Material Recovery Enterprises Site near Ovalo, Texas, with approximately 3% of the total liability. The matter has been tendered to the Valspar Corporation ("Valspar") pursuant to a 1990 agreement whereby Valspar purchased certain assets of DeSoto. Valspar has been handling the matter under reservation of rights. At the request of Valspar, Sherman Wire has signed a participation agreement which would require Sherman Wire to pay no less than 3% of the remediation costs. Valspar continues to pay for legal fees in this matter and has reimbursed Sherman Wire for all assessments. The TNRCC was granted a
$15,000 claim in the Chapter 11 proceedings. Further obligations by Sherman related to this site will be discharged in connection with the Chapter 11 proceedings.

     In November 2003, Sherman Wire received a General Notice of Potential Liability from the U.S. EPA advising them that the U.S. EPA believe Sherman Wire is a PRP at the Lake Calumet Cluster Site in Chicago, Illinois. The U.S. EPA advises the 200 acre site consists of areas of both ground water and surface water contamination located in a remnant wetland area. The U.S. EPA's effort at this site is part of a larger effort undertaken along with the State of Illinois, the City of Chicago, the U.S. Army Corps of Engineers, and the U.S. Department of Energy to cleanup contamination in the Lake Calumet basin. The U.S. EPA alleges the original wetland area has been partially filed by various waste handling and disposal activities which started as early as the 1940's. Incineration of hazardous waste including paints, thinners, varnishes, chlorinated solvents, styrene, ink, adhesives, and antifreeze occurred on the site from 1977 until 1982. In addition, several landfills operated in and near the site from 1967 into the 1990s. Approximately 1,600 ruptured drums have been discovered buried on the site. The U.S. EPA has undertaken or overseen various response actions at the site to mitigate remaining above ground contamination in the site vicinity. The U.S. EPA advises these activities have led to the formation of an extensive ground water contamination plume and contamination in the remaining wetland. The origin of the contamination cannot be associated with any single prior activity. The ground water is in direct contact with the wetland waters, and the same contaminants of concern, certain of which are known to bioaccumulate, and their concentrations are above human health and environmental standards. Sherman did not respond to the November 2003 Notice, however, Sherman notified their insurance carriers and asked them to indemnify and defend Sherman with respect to the Notice. At present, no carrier has agreed to either indemnify or defend. In addition, in November, 2003, Sherman Wire requested the U.S. EPA to provide any documentation that allegedly connects Sherman Wire to the site. Subsequently, the U.S. EPA produced documents that may show that Sherman Wire wastes were sent to the site. There were no claims filed in connection with this site in the Chapter 11 proceedings. The Company's emergence from Chapter 11 proceedings in August 2005 precludes subsequent claims against Sherman related to this site.

     In addition to the sites discussed above, Sherman Wire was allegedly involved at various other sites and in related toxic tort lawsuits which, as a result of the Chapter 11 proceedings, it does not currently expect to incur significant liability. Prepetition claims against Sherman continue to be negotiated and adjudicated subsequent to the Company's emergence from Chapter 11 on August 31, 2005.

     Sherman Wire has access to a trust fund relative to another environmental site for any expenses or liabilities it incurs relative to environmental claims at that site. The trust fund is included in restricted investments on the balance sheet. At December 31, 2004 and September 30, 2005, the balance in this trust fund was approximately $248,000 and $252,000, respectively.

Note 12 -  Other commitments and contingencies:

Current litigation

     Prepetition   claims  against   Sherman   continue  to  be  negotiated  and
adjudicated subsequent to the Company's emergence from Chapter 11 on August 31, 2005.

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

     On March 1, 2006, Sears filed a notice with the Bankruptcy Court indicating it is consenting to the Allstate Settlement described below and will withdraw its claims with prejudice respect to this matter on the date the Bankruptcy
Court's order approving the Allstate Settlement becomes final and non-appeasable. The Chapter 11 proceedings bar any future claims against Sherman with respect to this matter.

     On March 27, 2006, the Bankruptcy Court approved a settlement agreement with one of DeSoto's former insurers, Allstate Insurance Company ("AIC") and Northbrook Property and Casualty Insurance Company ("NP&CIC"), whereby Sherman entered into a policy buy-back arrangement with the insurers and the insurers agree to withdraw their claims for retrospective premiums under the policies in Sherman's bankruptcy with prejudice after of the Bankruptcy Court's order approving the agreement becomes final and non-appealable. As a result of this agreement, Sherman will receive approximately $4.0 million from the insurers in exchange for a release of the insurers from the policies. The $4.0 million may be used by Sherman to satisfy its pre-petition allowed unsecured claims, including environmental related claims against Sherman in its bankruptcy proceedings. Any portion of the $4.0 million not used to satisfy Sherman's allowed unsecured claims will revert back to the bankruptcy estate of Sherman and be distributed in accordance with Keystone's plan of reorganization. The settlement agreement does not apply to any Worker's Compensation policies that AIC or NP&CIC underwrote for Sherman. The settlement agreement also does not apply to Sears, but Sears will be barred from bringing a claim against Sherman's bankruptcy estate after the Bankruptcy Court's order approving the settlement becomes final and non-appealable.

     The Company is also engaged in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of such proceedings is material in relation to the Company's consolidated financial position, results of operations or liquidity.


Note 13 - Earnings per share:

     Net income per share is based upon the weighted average number of common shares and dilutive securities. A reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share computations of income is presented below. Keystone stock options were omitted from the calculation because they were antidilutive in all periods presented.

                                                                     Three months ended              Nine months ended
                                                                       September 30,                   September 30,
                                                                   ----------------------       -----------------------
                                                                    2004           2005           2004            2005
                                                                   ------         -------       --------        -------
                                                                                       (In thousands)

Numerator:
  Net income                                                       $10,887        $34,104        $14,242      $ 29,169

  Cancellation of Series A Preferred
   Stock                                                                 -          2,112              -         2,112
  Less Series A Preferred Stock
   dividends                                                          -              -            (1,223)         -
                                                                   -------        -------       --------     ---------
  Basic net income                                                  10,887         36,216         13,019        31,281
    Series A Preferred Stock dividends                                -              -             1,223          -
                                                                   -------        -------       --------     ---------

  Diluted net income                                               $10,887        $36,216        $14,242      $ 31,281
                                                                   =======        =======        =======      ========

Denominator:
  Average common shares outstanding                                 10,068         10,046         10,068        10,061
  Dilutive effect of Series A
   Preferred Stock                                                  17,975         11,983         17,975        15,978
                                                                   -------        -------       --------     ---------

  Diluted shares                                                    28,043         22,029         28,043        26,039
                                                                   =======        =======        =======      ========

Note 14 - Stock Options:

     At December 31, 2004, the Company had 369,000 options outstanding under two different option plans. In connection with Keystone's emergence from Chapter 11 on August 31, 2005, all of Keystone's common stock outstanding at the February 2004 petition date (10.1 million shares) was cancelled. As such, the related stock options were also cancelled. As a result, at September 30, 2005, the Company did not have any outstanding stock options.

Note 15 - Accounting principles not yet adopted:


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

     Stock options. Based on guidance issued by the U.S. Securities and Exchange Commission, the Company will adopt SFAS No. 123R, "Share-Based Payment," as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, if the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006. Because all of the Company's outstanding options upon emergence from Chapter 11 on August 31, 2005 were cancelled and the Company is not expected to grant any options prior to January 1, 2006, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should the Company, however, grant a significant number of options in the future, the effect on the Company's consolidated financial statements could be material.


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

     The Company reported net income of $34.1 million in the third quarter of 2005 as compared to net income of $10.9 million in the third quarter of 2004. During the first nine months of 2005, the Company reported net income of $29.2 million as compared to net income of $14.2 million during the first nine months of 2004. The primary reasons for the increase in net income from both of the 2004 periods to the respective periods in 2005 were (i) a $32.3 million gain on cancellation of debt in connection with the Company's emergence from Chapter 11 on August 31, 2005 in both of the 2005 periods, (ii) a higher defined benefit pension credit in both of the 2005 periods, and (iii) significantly lower OPEB expense during both of the 2005 periods, all partially offset by lower shipment volumes during both of the 2005 periods.

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

     The following table sets forth Keystone's steel and wire production, ferrous scrap costs, sales volume and pricing data for the periods indicated.

                                                                Three months ended              Nine months ended
                                                                  September 30,                   September 30,
                                                               --------------------            -------------------
                                                               2004            2005            2004           2005
                                                               ----            ----            ----           ----
                                                                               (Tons in thousands)

Production volume (tons):
 Billets                                                          169             166             455             403
 Wire rod                                                         161             148             428             380

Average per-ton ferrous
 scrap purchase cost                                             $210            $201            $193            $225

Sales volume(tons):
 Fabricated wire products                                          46              40             154             133
 Nails                                                              4               4              25              12
 Industrial wire                                                   22              19              66              50
 Wire rod                                                          79              61             142             149
 Billets                                                            3               5              17              11
                                                               ------           -----            ----          ------

                                                                  154             129             404             355
                                                               ======           =====            ====          ======
Per-ton selling prices:
  Fabricated wire products                                     $1,005            $958            $901          $1,014
  Nails                                                          $863            $718            $749          $  768
  Industrial wire                                                $776            $704            $691          $  741
  Wire rod                                                       $571            $470            $526          $  520
  Billets                                                        $226            $277            $176          $  295
  All steel and wire products                                    $731            $656            $695          $  738

     The following table sets forth the components of the Company's net sales for the periods indicated.

                                                                Three months ended              Nine months ended
                                                                  September 30,                  September 30,
                                                               --------------------           ----------------------
                                                               2004            2005            2004           2005
                                                               ----            ----           -----           ------
                                                                                  (In millions)

Fabricated wire products                                     $ 46.0           $38.4           $138.4          $135.1
Nails                                                           3.6             2.7             18.7             9.3
Industrial wire                                                17.1            13.6             46.0            37.2
Wire rod                                                       44.7            28.4             74.4            77.4
Billets                                                          .7             1.5              3.0             3.2
Other                                                            .4              .2              1.0             1.1
                                                             ------           -----           ------          ------
                                                             $112.5           $84.8           $281.5          $263.3
                                                             ======           =====           ======          ======



     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                                                Three months ended              Nine months ended
                                                                   September 30,                   September 30,
                                                               --------------------            -----------------------
                                                               2004            2005             2004           2005
                                                               ----            ----            ------         --------

Net sales                                                      100.0 %         100.0 %          100.0 %         100.0 %
Cost of goods sold                                              82.3            89.5             86.8            94.0
                                                               -----           -----            -----           -----
Gross margin                                                    17.7 %          10.5 %           13.2 %           6.0 %
                                                               =====           =====            =====           =====

Selling expense                                                  1.5 %           1.9 %            1.5 %           1.8 %
General and administrative expense                               2.6 %           3.6 %            3.0 %           3.2 %
Defined benefit pension credit                                   1.3 %           3.8 %            1.6 %           3.7 %
Corporate expense                                                1.0 %           0.7 %             .9 %           1.0 %
Reorganization costs                                             2.9 %           5.1 %            2.9 %           3.9 %
Gain on cancellation of debt                                       - %          38.2 %              - %          12.3 %

Income before income taxes                                      10.5 %          40.3 %            5.5 %          11.2 %
Income tax provision                                              .8              .1               .4              .1
                                                               -----           -----            -----           -----

Net income                                                       9.7 %          40.2 %            5.1 %          11.1 %
                                                               =====           =====            =====           =====

Discussion of operating results

     Net sales during the third quarter of 2005 declined $27.7 million, or 24.6% from the third quarter of 2004 due primarily to a 25,000 ton decline in shipment volume and a 10.3% decline in per-ton product selling prices. There was not a significant change in the Company's product mix between the third quarters of 2004 and 2005. The 10.3% decline ($75 per ton) in overall per-ton product selling prices during the third quarter of 2005 adversely impacted net sales in that period by approximately $9.7 million. Net sales during the first nine months of 2005 declined $18.2 million, or 6.5% from the first nine months of 2004 as a 49,000 ton decline in shipment volume more than offset higher per-ton product selling prices. As a result of lower shipment volumes in all product lines except wire rod during the first nine months of 2005 as compared to the same period in 2004, Keystone's product mix in the 2005 period consisted of a lower percentage of fabricated wire products, nails and industrial wire than during the respective 2004 period. Keystone was able to supplement these lower shipment volumes of fabricated wire products, nails and industrial wire during the 2005 period with increased shipments of wire rod. However, the Company typically realizes a lower gross margin on sales of wire rod than it does on its other products. The 6.2% increase ($43 per ton) in overall per-ton product selling prices during the first nine months of 2005 favorably impacted net sales in that period by approximately $15.3 million.

     During the third quarter of 2005, Keystone experienced a decline in per-ton selling prices in all product lines except billets over those of the same period during 2004. During the third quarter of 2005, fabricated wire products per-ton selling prices declined by 4.7%, nails declined 16.8%, industrial wire declined 9.3%, wire rod declined 17.7% and the per-ton selling prices of billets during the third quarter of 2005 increased 22.6% as compared to the third quarter of 2004. During the third quarter of 2005, fabricated wire products shipment volume declined 13.0%, industrial wire declined 13.6% and wire rod declined 22.8% while billet shipments increased by 66.7% in the third quarter of 2005 from the 2004 third quarter levels. Shipments of nails during the 2005 third quarter were unchanged from the 2004 third quarter levels. During the first nine months of 2005, fabricated wire products per-ton selling prices increased by 12.5%, nails increased 2.5%, industrial wire increased 7.2% and billets increased 67.6% while the per-ton selling price of wire rod during the first nine months of 2005 declined 1.1% as compared to the first nine months of 2004. During the first nine months of 2005, fabricated wire products shipment volume declined 13.6%, nails declined 52.0%, industrial wire declined 24.2% and billet shipments declined 35.3% while wire rod shipment volume in the first nine months of 2005 increased 4.9% from the first nine months of 2004 levels. The Company believes the lower shipment volume in the 2005 periods of both its fabricated wire products and industrial wire were due to high inventory levels at Keystone's customers. In addition, Keystone believes the late winter and inclement weather during the spring also adversely impacted fabricated wire product shipments. The Company also believes the lower shipment volume of nails during the first nine months of 2005 period was due primarily to a Company initiative that began during the last quarter of 2003 to discontinue sales to its less profitable customers. Throughout 2004, the Company implemented several price increases primarily as a reaction to rapidly increasing ferrous scrap costs, Keystone's primary raw material. As a result of these efforts, with the exception of wire rod, during the first nine months of 2005, the Company was able to realize increases in the per-ton product selling prices of all of its product lines as compared to per-ton selling prices during the respective period during 2004. During the third quarter of 2005, the cost of ferrous scrap was actually lower than the 2004 third quarter, and as such, the Company's overall per-ton product selling prices declined during the 2005 third quarter as compared to the 2004 third quarter.

     Billet production during the 2005 third quarter declined by 3,000 tons to 166,000 tons from 169,000 tons during the third quarter of 2004. Wire rod production during the third quarter of 2005 declined by 13,000 tons to 148,000 tons from 161,000 tons during the third quarter of 2004. Billet production during the first nine months of 2005 declined by 52,000 tons to 403,000 tons from 455,000 tons during the first nine months of 2004. Wire rod production during the first nine months of 2005 declined by 48,000 tons to 380,000 tons from 428,000 tons during the first nine months of 2004. With the exception of the increase in billet production during the 2005 third quarter, the lower billet and wire rod production during the 2005 periods was due primarily to Keystone limiting production schedules during the 2005 periods as a result of the lower market demand.

     Cost of goods sold during the 2005 third quarter declined by 18.0% to $75.9 million from $92.5 million during the 2004 third quarter. However, the cost of goods sold percentage increased from 82.3% in the 2004 third quarter to 89.5% of net sales in the third quarter of 2005. This increase in the cost of goods sold percentage was due primarily to the lower per-ton product selling prices during the 2005 third quarter partially offset by lower costs for ferrous scrap, natural gas and electrical power at the Company's Peoria, Illinois facility and lower retiree medical costs during the 2005 quarter. Keystone's per-ton ferrous scrap costs declined 4.5% during the 2005 third quarter as compared to the 2004 third quarter. During the 2005 third quarter, the Company purchased 183,000 tons of ferrous scrap at an average price of $201 per-ton as compared to 2004 third quarter purchases of 192,000 tons at an average price of $210 per ton. This decline in per-ton ferrous scrap costs favorably impacted gross profit during the 2005 third quarter by approximately $1.7 million. The cost of natural gas and electrical power at the Company's Peoria facility in the 2005 third quarter was approximately $400,000 lower than the 2004 quarter.

     During 2004, the Company entered into an agreement (the "1114 Agreement") with certain retiree groups that substantially reduced the post retirement ("OPEB") benefits that will be paid to these retiree groups in the future. Prior to confirmation of Keystone's definitive plan of reorganization, the Court could have rescinded the 1114 Agreement and therefore the 1114 Agreement was not definitive until it was confirmed by the Court in connection with Keystone's emergence from Chapter 11 on August 31, 2005. As such, and in accordance with GAAP, the Company continued to record OPEB expense through August 31, 2005 at the estimated level ($11.6 million for the first eight months of 2005) as if Keystone had not entered into the 1114 Agreement. However, at the time of the Company's emergence from Chapter 11 on August 31, 2005, and concurrent confirmation of the 1114 Agreement, GAAP then required the effect of the substantially reduced OPEB benefits agreed to as part of the 1114 Agreement be accounted for as a plan amendment, the benefit of which is amortized into income over future periods. Accordingly, Keystone will record an OPEB credit of approximately $2.7 million for the last four months of 2005, resulting in an $8.9 million expense for the year 2005.

     Despite a 6.5% decline in sales during the first nine months of 2005 as compared to the same period in 2004, cost of goods sold increased by 1.3% to $247.4 million from $244.3 million during the first nine months of 2004. As a result, the cost of goods sold percentage increased from 86.8% in the first nine months of 2004 to 94.0% of net sales in the first nine months of 2005. This increase in the cost of goods sold percentage was due primarily to higher costs for ferrous scrap, natural gas and electrical power at the Company's Peoria, Illinois in the 2005 period as well as the less favorable product mix, all partially offset by the increased product per-ton selling prices in the 2005 periods and the lower retiree medical costs. Keystone's per-ton ferrous scrap costs increased 16.6% during the first nine months of 2005 as compared to the same period in 2004. During the first nine months of 2005, the Company purchased 447,000 tons of ferrous scrap at an average price of $225 per-ton as compared to purchases during the first nine months of 2004 of 511,000 tons at an average price of $193 per ton. This increase in per-ton ferrous scrap costs adversely impacted gross profit during the 2005 period by approximately $14.3 million. The cost of natural gas and electrical power at the Company's Peoria facility in the first nine months of 2005 was $1.3 million higher than during the 2004 period.

     As a result of the above items, the gross margin of $20.0 million in the 2004 third quarter declined to $8.9 million in the 2005 third quarter and the gross margin of $37.2 million during the first nine months of 2004 declined to $15.9 million during the first nine months of 2005. As a result, the gross margin percentage in the third quarter of 2004 of 17.7% declined to 10.5% in the 2005 third quarter and the gross margin percentage in the first nine months of 2004 of 13.2% declined to 6.0% in the first nine months of 2005.

     Selling expense during the 2005 third quarter of $1.6 million was relativey unchanged from the third quarter of 2004. However, selling expense during the first nine months of 2004 of $4.3 million increased to $4.6 million during the first nine months of 2005 due primarily to increased advertising expenses.

     General and administrative expense of $3.1 million in the 2005 third quarter was approximately $169,000 more than general and administrative expenses during the third quarter of 2004 and general and administrative expense during the first nine months of 2005 of $8.1 million was approximately $155,000 more than the $8.3 million of general and administrative expense in the first nine months of 2004 due primarily to increased non-Chapter 11 related legal costs partially offset by lower retiree medical costs.

     During the third quarter and first nine months of 2005, Keystone recorded a defined benefit pension credit of $3.2 million and $9.7 million, respectively, as compared to recording a defined benefit pension credit in the same periods during 2004 of $1.5 million and $4.5 million, respectively. The increased pension credit during the 2005 periods was a result of a $52 million increase in plan assets from the end of 2003 to the end of 2004. In addition, Keystone was not required to make any cash contributions for defined benefit pension plan fundings during either 2005 or 2004. The Company currently anticipates during 2005 it will record a defined benefit pension credit of $11.7 million and that no plan fundings will be required during 2005. However, future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases in pension expense or credit and future funding requirements.

     During the third quarter of 2005, the Company recorded $566,000 of general corporate expense as compared to recording $1.1 million of general corporate expenses during 2004 third quarter. The primary reason for this difference is lower retiree medical costs. In addition, general insurance expense was approximately $500,000 less in the 2005 third quarter than in the same quarter in 2004. During the first nine months of 2005, Keystone recorded $2.8 million of general corporate expense which was a $118,000 increase from the $2.6 million of general corporate expenses recorded in the first nine months of 2004. The primary reasons for this increase was increased state franchise taxes partially offset by lower retiree medical costs and general insurance expense.

     Interest expense during the third quarter of 2005 was slightly higher than in the third quarter of 2004 due primarily to higher interest rates and debt levels in the 2005 quarter. Interest expense during the first nine months of 2005 was slightly lower than in the first nine months of 2004 due primarily to lower interest rates in 2005 partially offset by lower debt levels in 2005. The overall average interest rates were impacted by the fact the Company discontinued accruing interest on pre-petition unsecured debt upon filing for Chapter 11 on February 2, 2004. Average borrowings by the Company approximated $88.6 million during the third quarter of 2005 as compared to $76.6 million during the third quarter of 2004. Average borrowings by the Company approximated $87.1 million during the first nine months of 2005 as compared to $100.5 million during the first nine months of 2004. During the third quarter of 2005, the average interest rate on outstanding indebtedness was 4.2% per annum as compared 2.6% per annum during the 2004 third quarter. During the nine six months of 2005, the average interest rate on outstanding indebtedness was 4.0% per annum as compared 3.2% per annum during the first nine months of 2004. Keystone currently anticipates average interest rates and debt levels for the year 2005 will be higher than their respective levels during 2004.

     In connection with Keystone's emergence from Chapter 11 on August 31, 2005, pre-petition unsecured creditors and certain post-petition creditors with allowed claims against the Company in the amount of approximately $63.7 million received, on a pro rata basis, in the aggregate, $5.2 million in cash, a $4.8 million secured promissory note and 100% of the new common stock of reorganized Keystone (valued at $21.4 million). As a result, the Company recorded a $32.3 million gain from cancellation of debt during the third quarter of 2005.

     During the third quarters of 2005 and 2004, Keystone incurred $4.3 million and $3.3 million, respectively of legal and professional fees relative to its Chapter 11 proceedings and related reorganization activities. During the first nine month periods of 2005 and 2004, Keystone incurred $10.3 million and $8.3 million, respectively of legal and professional fees relative to these same activities.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 7 to the Consolidated Financial Statements. At September 30, 2005, the Company had recorded a deferred tax asset valuation allowance of $7.3 million resulting in no net deferred tax assets. Keystone periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the recorded valuation allowance related to its deferred tax assets in the future. While the Company currently expects to report pre-tax income for financial reporting purposes during 2005, it does not believe it will have sufficient positive evidence to conclude that its net deferred income tax assets will meet the "more-likely-than-not" recognition criteria anytime during 2005. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing a tax provision associated with its expected pre-tax income during 2005 will be appropriate.

     As a result of the items discussed above, Keystone recorded net income during the third quarter of 2005 of $34.1 million as compared to net income of $10.9 million in the third quarter of 2004 and net income of $29.2 million during the first nine months of 2005 as compared to net income of $14.2 million during the first nine months of 2004.

SEGMENT RESULTS OF OPERATIONS:

     The Company's operating segments are organized along its manufacturing facilities and include three reportable segments: (i) Keystone Steel and Wire ("KSW") which manufacturers and sells wire rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets, (ii) Engineered Wire Products ("EWP") which manufactures and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges and, (iii) Sherman Wire ("Sherman") which manufacturers and sells wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets. In connection with the Company's emergence from Chapter 11 on August 31, 2005, certain operating assets and existing operations of Sherman were sold at fair market value to Keystone, which then used these assets to form and operate a newly created wholly-owned subsidiary of reorganized Keystone named Keystone Wire Products Inc. ("KWP"). As such, operating results of this segment prior to Keystone's emergence from Chapter 11 were operating results of Sherman. Operating results of this segment after Keystone's emergence from Chapter 11, were operating results of KWP. In accordance with Keystone's plan of reorganization, the remaining assets of Sherman will eventually be liquidated.

                                                            Three months ended                Nine months ended
                                                              September 30,                     September 30,
                                                         -------------------------        ------------------------
                                                          2004             2005             2004            2005
                                                         ------            -------        -------          -------
                                                                              (In thousands)

Revenues:
  Keystone Steel and Wire                                $105,084         $ 76,455         $268,895        $247,536
  Engineered Wire Products                                 18,538           17,986           45,577          47,792
  Sherman/KWP                                               4,742            7,710           12,239          16,876
  Elimination of intersegment
    revenues                                              (15,859)         (17,381)         (45,202)        (48,905)
                                                         --------         --------         --------        --------

                                                         $112,505         $ 84,770         $281,509        $263,299
                                                         ========         ========         ========        ========

Operating profit (loss):
  Keystone Steel and Wire                                $ 10,989         $   (489)        $ 14,296        $(11,060)
  Engineered Wire Products                                  3,423            2,453            8,024           7,084
  Sherman/KWP                                                 136             (264)            (425)           (814)
  GAAP adjustments and
   eliminations                                             2,398            5,762            7,194          17,287
                                                         --------         --------         --------        --------

                                                         $ 16,946         $  7,462         $ 29,089        $ 12,497
                                                         ========         ========         ========        ========

     GAAP adjustments and eliminations in the above table consisted primarily of adjustments to reflect the difference between the defined benefit pension credit and OPEB expense allocated to the segments and the actual expense or credit included in the determination of operating profit or loss. GAAP adjustments and eliminations included a defined benefit pension credit of $4.1 million and $3.1 million during the three months ended September 30, 2005 and 2004, respectively, and $12.4 million and $7.2 million during the nine months ended September 30, 2005 and 2004, respectively.

Keystone Steel & Wire

     KSW's net sales in the 2005 third quarter declined by $28.6 million or 27.2% to $76.5 million from $105.1 million in the third quarter of 2004 due primarily to lower shipment volumes and lower overall per-ton product selling prices. KSW's net sales during the first nine months of 2005 declined by $21.4 million or 7.9% to $247.5 million from $268.9 million during the first nine months of 2004 due primarily to lower shipment volumes partially offset by higher overall per-ton product selling. KSW sold approximately 29,000 less tons of products in the 2005 third quarter as compared to the third quarter of 2004, at selling prices $84 per-ton lower than per-ton product selling prices in the 2004 third quarter. KSW sold approximately 22,000 less tons of products in the first nine months of 2005 as compared to the first nine months of 2004, although at selling prices $32 per-ton higher than per-ton product selling prices in the same period during 2004. KSW believes the lower shipment volume in the 2005 periods of both its fabricated wire products and industrial wire were due to high inventory levels at KSW's customers. In addition, KSW believes the late winter and inclement weather during the spring also adversely impacted fabricated wire product shipments. KSW also believes the lower shipment volume of nails during the 2005 periods was due primarily to an initiative that began during the last quarter of 2003 to discontinue sales to its less profitable customers. KSW was able to supplement these lower shipment volumes of fabricated wire products, nails and industrial wire during the 2005 periods with increased shipments of wire rod. However, KSW typically realizes a lower gross margin on sales of wire rod than it does on its other products. Throughout 2004, KSW implemented several price increases primarily as a reaction to increasing ferrous scrap costs, KSW's primary raw material. As a result of these efforts, during the first nine months of 2005, KSW was able to realize increases in its per-ton product selling prices over the same period in 2004. However, during the third quarter of 2005, the cost of ferrous scrap was actually lower than the 2004 third quarter, and as such, the Company's overall per-ton product selling prices declined during the 2005 third quarter as compared to the 2004 third quarter. During both the 2005 and 2004 third quarters, approximately 15.2% of KSW's net sales were made to other Keystone entities. During the first nine months of both 2005 and 2004, approximately 14.9% of KSW's net sales were made to other Keystone entities. Significantly all of the KSW sales to other Keystone entities were sales of wire rod.

     During the third quarter of 2005, KSW recorded an operating loss of $489,000 as compared to operating income of $11.0 million in the 2004 third quarter. During the first nine months of 2005, KSW recorded an operating loss of $11.1 million as compared to $14.3 million of operating income during the first nine months of 2004. The primary reasons for the lower operating profit in the third quarter of 2005 were the lower shipment volumes and per-ton product selling prices in the 2005 third quarter partially offset by lower costs for ferrous scrap, natural gas and electrical power and lower retiree medical costs in the 2005 third quarter. The primary reasons for the lower operating profit during the first nine months of 2005 were lower shipment volumes, a less favorable product mix and higher costs for ferrous scrap and natural gas electrical power all partially offset by lower retiree medical costs and higher per-ton product selling prices in the first nine months of 2005.

Engineered Wire Products

     EWP's net sales of $18.0 million during the third quarter of 2005 were approximately $500,000 or 3.0% lower than during the third quarter of 2004 due primarily to slightly lower overall per-ton product selling prices partially offset by slightly higher shipment volume. During the first nine months of 2005, EWP's net sales of $47.8 million were approximately $2.2 million or 4.9% higher than during the first nine months of 2004 due primarily to higher overall per-ton product selling prices partially offset by lower shipment volume. During the 2005 third quarter, EWP sold approximately 300 more tons of products than during the third quarter of 2004 at per-ton product selling prices approximately $40 per-ton lower than per-ton selling prices in the 2004 third quarter. During the first nine months of 2005, EWP sold 3,000 less tons of products than during the first nine months of 2004 at per-ton product selling prices approximately $85 per-ton higher than per-ton selling prices in the same period in 2004. During 2004, EWP implemented several price increases primarily as a reaction to rapidly increasing wire rod costs, EWP's primary raw material. As a result of these efforts, during the first nine months of 2005, EWP was able to realize increases in its per-ton product selling prices over the same period in 2004. However, during the third quarter of 2005, the cost of wire rod was actually lower than the 2004 third quarter, and as such, EWP's overall per-ton product selling prices declined during the 2005 third quarter as compared to the 2004 third quarter. EWP sources the majority of its wire rod requirements from KSW.

     Primarily as a result of the lower selling prices during the third quarter of 2005, partially offset by lower cost for wire rod, EWP reported operating income of $2.5 million as compared to $3.4 million during the 2004 third quarter. During the first nine months of 2005, EWP's higher per-ton product selling prices were more that offset by higher costs, primarily wire rod, and, as such, EWP's operating income declined from $8.0 million during the first nine months of 2004 to $7.1 million during the first nine months of 2005.

Sherman Wire/Keystone Wire Products

     This segment's net sales of $7.7 million in the 2005 third quarter were approximately $3.0 million more than net sales during the third quarter of 2004 of $4.7 million as increased shipment volume more than offset a decline in per-ton product selling prices. In addition, during the first nine months of 2005, this segment's net sales increased 37.9% to $16.9 million from $12.2 million during the first nine months of 2004 also due to increased shipment volumes partially offset by lower per-ton product selling prices. Tons shipped by this segment during the third quarter of 2005 increased by 5,400 tons, or 94.9% from shipment levels during the third quarter of 2004. Tons shipped by this segment during the first nine months of 2005 increased by 6,300 tons from shipment levels during the same period of 2004. Management believes this segment's higher shipment volumes during the 2005 periods were due to increased demand from existing customers during the 2005 period. This segment's overall per-ton product selling price declined by approximately $138 per-ton during the 2005 third quarter as compared to the per-ton product selling prices during the third quarter of 2004. This segment's overall per-ton product selling price declined by approximately $33 per-ton during the first nine months of 2005 as compared to the per-ton product selling prices during the first nine months of 2004. Management believes the decline in per-ton product selling prices from this segment during both the 2005 periods was due to lower costs for wire rod, this segment's primary raw material, and declining market prices. This segment sources the majority of its wire rod requirements from KSW. During the third quarter of 2005 and 2004, approximately 74% and 57%, respectively, and during the first nine months of 2005 and 2004, approximately 72% and 63%, respectively, of this segment's net sales were made to other Keystone entities, primarily KSW. The majority of these sales were fabricated wire products.

     During the third quarter of 2005, this segment recorded an operating loss of $264,000 as compared to $136,000 of operating income recorded in the third quarter of 2004. During the first nine months of 2005, Sherman Wire/KWP recorded an $814,000 operating loss as compared to a $425,000 operating loss during the first nine months of 2004. The primary reason for this decline in operating performance in the first nine months of 2005 was a less favorable product mix during the 2005 period as well as increased costs during the 2005 period for utilities and repair and maintenance partially offset by lower retiree medical costs.

Outlook for 2005

     During 2005, rod imports have continued at high levels. These high import levels combined with increased production from domestic mills has resulted in a decline in per-ton sales prices of the Company's products. In addition, the late winter and inclement weather during the spring and summer of 2005 has adversely impacted sales. As a result, management believes these factors will result in lower shipment volume in 2005 as compared to 2004. The Company's 2005 performance will also be adversely impacted by higher costs for ferrous scrap and the cost of legal and professional fees associated with the Company's bankruptcy and related restructuring efforts. However, the effects of the Company's restructuring efforts in 2004 and 2005 will partially mitigate these factors, as the Company expects to report a significant gain upon cancellation of debt and other liabilities as well as substantially lower OPEB expense concurrent with its emergence from Chapter 11. As a result, Keystone expects it will report net income for financial reporting purposes although it expects to report negative cash flows from operating activities in 2005. In addition, as a result of significant accumulated net operating losses, the benefit of which has not been previously recognized for financial reporting purposes as the Company does not currently believe meets the "more-likely-than-not" recognition criteria, the Company does not expect to record significant net tax expense associated with its pre-tax income during 2005.

LIQUIDITY AND CAPITAL RESOURCES:

     At September 30, 2005, Keystone had working capital of $29.8 million, including $5.4 million of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facility of $25.3 million. The amount of available borrowings under the revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. At September 30, 2005, unused credit available for borrowing under Keystone's revolving credit facility was $29.2 million. The Company's revolving credit facility requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. Accordingly, any outstanding balances under the revolving credit facility are always classified as a current liability regardless of the maturity date of the facility.

     Despite a $14.9 million increase in earnings between the first nine months of 2004 and the first nine months of 2005, cash flow from operating activities in the first nine months of 2005 declined by $23.4 million as Keystone generated $5.1 million of cash from operations during the first nine months of 2004 as compared to using $18.3 million of cash in operations during the first six months of 2005. This increase in cash used in operations was due primarily to the $32.3 million non-cash gain on cancellation of debt in the 2005 period, the difference between recording $13.6 million of non-cash OPEB expense during the 2004 period and $6.8 million of non-cash OPEB expense in the 2005 period, a $10.6 million increase in accounts payable related to a former ferrous scrap supplier during the 2004 period and a $5.2 million increase in the non-cash pension credit from 2004 to 2005, all offset by changes in inventory levels between 2004 and 2005. As a result of the 1114 Agreement, during 2005, the
Company recorded OPEB expense of $11.0 million as opposed to OPEB expense of $17.3 million during the 2004 period. During 2004, as a result of a dispute with a ferrous scrap supplier relative to consigned inventories on the Company's premises at the bankruptcy filing date, Keystone was required to make payments into a restricted cash account as it consumed the disputed ferrous scrap inventories. As a result, at September 30, 2004, Keystone had accrued a payable to the ferrous scrap supplier of approximately $10.6 million. This dispute was resolved and the restricted cash account was released during the fourth quarter of 2004. During the 2004 period, the Company increased inventories by approximately $21.3 million as opposed to a $7.4 million increase in inventories during the 2005 period. Because of the seasonal nature of the Company's business, the 2005 change in inventory levels was typical. The reason the 2004 changes in these inventory levels was not consistent with 2005's change was due to Keystone's limited liquidity during the last half of 2003 and the first portion of 2004, not allowing the Company to operate on a continuous basis. As such, production levels declined and Keystone was forced to substantially reduce its normal inventory levels over the last half of 2003 and the first two months of 2004 in order to meet customer shipment demand. As such, at the end of 2003, the Company's inventory balances were at abnormally low levels. Keystone's operations returned to normal levels during 2004.

     During the first nine months of 2005, Keystone made capital expenditures of approximately $6.1 million primarily related to upgrades of production equipment at its facility in Peoria, Illinois, as compared to $1.9 million in the first nine months of 2004. Capital expenditures for 2005 are expected to be approximately $7.0 million and are related primarily to upgrades of production equipment at EWP. Such capital expenditures are expected to be funded using cash flows from operations together with borrowing availability under Keystone's credit facilities.

     At September 30, 2005, the Company's financial statements reflected accrued liabilities of $18.3 million ($8.5 million of which is included in liabilities subject to compromise on the Company's balance sheet) for estimated remediation costs for those environmental matters which Keystone believes are probable and reasonably estimable. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. Keystone believes it is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to Keystone for sites for which the Company believes it is possible to estimate costs is approximately $18.3 million. See Notes 11 and 12 to the Consolidated Financial Statements for discussions of the Company's environmental liabilities and current litigation.

     Keystone is not expected to be required to make contributions to its pension plan during 2005. Future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases to pension expense or credit and funding requirements in future periods.

     The Company periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. At September 30, 2005, the Company expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax deductions, in part due to the long-term nature of its net operating loss carryforwards, which expire in 2023 and 2024. Although, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test. As such, the Company has provided a deferred tax asset valuation allowance of approximately $7.3 million at September 30, 2005, or all of the Company's deferred tax asset. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could change the valuation allowance related to its deferred tax assets in the future. The Company does not currently expect it will be appropriate to recognize a tax provision associated with its expected pre-tax income during 2005.

     During the Company's Chapter 11 proceedings, Keystone was able to significantly reduce its expected annual cash contributions to medical plans for both current and retired employees. Despite these significant reductions, Keystone still incurs significant ongoing costs for medical benefits for both current and retired employees as well as for plant and equipment. As such, Keystone is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. In addition, Keystone currently anticipates incurring legal and professional fees of approximately $11.0 million during 2005 related to its reorganization efforts. Keystone is also taking additional action towards improving its liquidity. Keystone has also considered, and may in the future consider, the sale of certain divisions or subsidiaries that are not necessary to achieve the Company's long-term business objectives. However, there can be no assurance Keystone will be successful in any of these or other efforts, or that if successful, they will provide sufficient liquidity for the Company's operations during the next year.

     Summary of Debt and Other Contractual Commitments

     As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 2 and 5 to the Consolidated Financial Statements. The following table summarizes such contractual commitments of the Company and its consolidated subsidiaries that are unconditional both in terms of timing and amount by the type and date of payment:


                                                          Payment due date
                                       -----------------------------------------------------
                                                                                                    2011 and
      Contractual commitment            2005          2006          2007/2008       2009/2010        After          Total
      ----------------------            ----          ----          ---------       ---------       -------         -----
                                                                          (In thousands)

Indebtedness:
   Principal                             $1,566        $5,461          $40,203          $43,220           $ -       $ 90,450
   Interest                                 509         1,876            3,555            1,897             -          7,837

Operating leases                            283           480              275              127             -          1,165

Product supply
 agreement                                  300         1,200            2,400            2,400          1,500         7,800
                                         ------        ------          -------          -------         ------     ---------

                                         $2,658        $9,017          $46,433          $47,644         $1,500      $107,252
                                         ======        ======          =======          =======         ======      ========


     The timing and amounts shown in the above table for the Company's commitments related to indebtedness (both principal and interest), operating leases and product supply agreements are based upon the contractual payment amount and the contractual payment date for such commitments (including a total of approximately $665,000 of interest that will be converted to principal during 2005 and 2006. In addition, the $24.3 million due under the Company's revolving credit facility is shown as current maturities in the Company's Consolidated Financial Statements at September 30, 2005. However, the above table reflects maturities of these facilities only upon the contracted expiration of the credit facility.

     In addition, the Company is party to an agreement that requires quarterly contributions of $75,000 to an environmental trust fund. Monies in the trust fund will be made available to the Company as the related environmental site is remediated.

     The above table does not reflect any amounts that the Company might pay to fund its defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs.


ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended ("the Act"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the Securities and Exchange Commission ("SEC"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, the Company's President and Chief Executive Officer, and Bert E. Downing, Jr., the Company's Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the Company's disclosure controls and procedures as of September 30, 2005. Based upon their evaluation, and solely as a result of the material weaknesses discussed below, these executive officers have concluded the Company's disclosure controls and procedures were not effective as of September 30, 2005.

     Internal Control Over Financial Reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management of the Company has concluded that the following control deficiencies constitute material weaknesses in the Company's internal control over financial reporting:

     (1) As of September 30, 2005, the Company did not maintain effective controls over the completeness and accuracy of net sales and related cost of goods sold. Specifically, the Company did not have controls designed and in place to detect sales made under the terms F.O.B. at the customer's location. Additionally, the Company did not maintain effective controls over the review and monitoring of the accuracy and completeness of net sales and costs of goods sold. This control deficiency resulted in adjustments to net sales and cost of goods sold in the third quarter of 2005.
     (2) As of September 30, 2005, the Company did not maintain effective controls over the presentation and classification of cash overdrafts. Specifically, effective controls were not designed and in place to ensure that cash overdrafts were properly classified as indebtedness in the Company's consolidated balance sheet, and that changes in its cash overdrafts were properly included in the determination of cash flows from financing activities. This control deficiency resulted in the restatement of the Company's 2003 and 2004 annual consolidated financial statements and audit adjustments to both its 2004 interim consolidated financial statements and its annual and interim 2005 consolidated financial statements affecting accounts payable and the current portion of long-term debt.

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

     Changes in Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


                           Keystone Consolidated Industries, Inc.
                                      (Registrant)



Date:  March 31, 2006               By /s/Bert E. Downing, Jr.
                                       --------------------------------------
                                       Bert E. Downing, Jr.
                                       Vice President, Chief Financial
                                       Officer, Corporate Controller
                                       and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)