Form 10-K
period 2005-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2006-04-03
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2005

Commission file number      1-3919
                           --------

                     Keystone Consolidated Industries, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                             37-0364250
--------------------------------                        -----------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

5430 LBJ Freeway, Suite 1740
Three Lincoln Centre, Dallas, TX                                   75240-2697
--------------------------------------------                     -------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:           (972) 458-0028
                                                            ------------------

Securities registered pursuant to Section 12(b) of the Act:

         None.

Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                          ------------------------------
                           Common Stock, $.01 par value

  Indicate by check mark:

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

     Whether the  Registrant is a shell company (as defined in Rule 12b-2 of the
     Exchange Act). Yes        No X

     Whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
     court. Yes X       No .

The aggregate market value of the 5,077,832 shares of voting stock held by nonaffiliates of the Registrant, as of June 30, 2005 (the last business day of the Registrant's most-recently completed second fiscal quarter), was approximately $508,000.

As of March 31, 2006 10,000,000 shares of common stock were outstanding.

                       Documents incorporated by reference
                       -----------------------------------

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1. BUSINESS.

Bankruptcy

     On February 26, 2004, Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") and five of its direct and indirect subsidiaries filed for voluntary protection under Chapter 11 of the Federal Bankruptcy Code. Keystone and its filing subsidiaries filed their petitions in the U.S. Bankruptcy Court for the Eastern District of Wisconsin in Milwaukee (the "Court"). Keystone's amended plan of reorganization was accepted by the impacted constituencies and confirmed by the Court on August 10, 2005 and Keystone emerged from Chapter 11 on August 31, 2005.

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

     Significant   provisions  of  Keystone's  amended  plan  of  reorganization included, among other things:

     o Assumption of the previously negotiated amendment to the collective bargaining agreement with the Independent Steel Workers Alliance (the "ISWA"), Keystone's largest labor union that related primarily to greater employee participation in healthcare costs;
     o Assumption of the previously negotiated agreements reached with certain retiree groups that will provide relief by permanently reducing healthcare related payments to these retiree groups from pre-petition levels;
     o The Company's obligations due to pre-petition secured lenders other than its Debtor-In-Possession lenders were reinstated in full against reorganized Keystone;
     o All shares of Keystone's common and preferred stock outstanding at the petition date (February 26, 2004) were cancelled;
     o Pre-petition unsecured creditors with allowed claims against Keystone will receive, on a pro rata basis, in the aggregate, $5.2 million in cash, a $4.8 million secured promissory note and 49% of the new common stock of reorganized Keystone;
     o Certain operating assets and existing operations of Sherman Wire Company ("Sherman Wire"), one of Keystone's pre-petition wholly-owned subsidiaries, will be sold at fair market value to Keystone (fair market value and book value both approximate $2.0 million), and will then be used to form and operate a newly created wholly-owned subsidiary of reorganized Keystone named Keystone Wire Products Inc. ("KWP");
     o Sherman Wire was also reorganized and the proceeds of the operating asset sale to Keystone and liquidation of Sherman Wire's remaining real estate assets (book value approximately $1.6 million) and other funds will be distributed, on a pro rata basis, to Sherman Wire's pre-petition unsecured creditors as their claims are finally adjudicated;
     o Sherman Wire's pre-petition wholly-owned non-operating subsidiaries, J.L. Prescott Company, and DeSoto Environmental Management, Inc. as well as Sherman Wire of Caldwell, Inc., a wholly-owned subsidiary of Keystone, will ultimately be liquidated and the pre-petition unsecured creditors with allowed claims against these entities will receive their pro-rata share of the respective entity's net liquidation proceeds;
     o Pre-petition unsecured creditors with allowed claims against FV Steel & Wire Company, another one of Keystone's wholly-owned subsidiaries, will receive cash in an amount equal to their allowed claims;
     o One of Keystone's Debtor-In-Possession lenders, EWP Financial, LLC (an affiliate of Contran Corporation ("Contran"), Keystone's largest pre-petition shareholder) converted $5 million of its DIP credit facility, certain of its pre-petition unsecured claims and all of its administrative claims against Keystone into 51% of the new common stock of reorganized Keystone; and
     o The Board of Directors of reorganized Keystone now consists of seven individuals, two each of which were designated by Contran and the Official Committee of Unsecured Creditors (the "OCUC"), respectively. The remaining three directors qualify as independent directors (two of the independent directors were appointed by Contran with the OCUC's consent and one was appointed by the OCUC with Contran's consent).

In addition, Keystone has obtained an $80 million secured credit facility from Wachovia Capital Finance (Central). Proceeds from this credit facility were used to extinguish Keystone's existing Debtor-In-Possession ("DIP") credit facilities and to provide working capital for reorganized Keystone. See Note 2 to the Consolidated Financial Statements.

General

     Keystone believes it is a leading domestic manufacturer of steel fabricated wire products, wire mesh, nails, industrial wire and wire rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets, and believes it is one of the largest manufacturers of fabricated wire products in the United States based on tons shipped (101,000 tons in 2005). Keystone is vertically integrated, converting substantially all of its fabricated wire products, wire mesh, nails and industrial wire from wire rod produced in its steel mini-mill. The Company's vertical integration has historically allowed it to benefit from the higher and more stable margins associated with fabricated wire products and wire mesh as compared to wire rod, as well as from lower production costs of wire rod as compared to wire fabricators that purchase wire rod in the open market. Moreover, management believes Keystone's downstream fabricated wire products, wire mesh, nails and industrial wire businesses better insulate it from the effects of wire rod imports as compared to non-integrated wire rod producers. In 2005, Keystone had net sales of $367.5 million. Approximately 65% of the Company's net sales were generated from sales of fabricated wire products, wire mesh, nails and industrial wire with the balance generated primarily from sales of wire rod not used in Keystone's own downstream operations.

     The Company's fabricated wire products, which comprised 30% of its 2005 net sales, include agricultural fencing, barbed wire, hardware cloth and woven wire mesh. These products are sold to agricultural, construction, industrial, consumer do-it-yourself and other end-user markets. Keystone serves these markets through distributors, agricultural retailers, building supply centers and consumer do-it-yourself chains such as Tractor Supply Co., Lowe's Companies, Inc., and Ace Hardware Corporation. A significant proportion of these products are sold to agricultural, consumer do-it-yourself and other end-user markets which in management's opinion are typically less cyclical than many steel consuming end-use markets such as the automotive, construction, appliance and machinery manufacturing industries. Management believes the Company's ability to service these customers with a wide range of fabricated wire products through multiple production and distribution locations provides it a competitive advantage in accessing these growing and less cyclical markets.

     Keystone sells bulk and packaged nails primarily to construction contractors and building product manufacturers and distributors. The Company sells approximately 26% of its nails through PrimeSource, Inc., one of the largest nail distributors in the United States, under PrimeSource's Grip-Rite(R) label. During 2005, nails accounted for approximately 3% of Company net sales.

     Approximately 84% of Keystone's net sales of fabricated wire products and nails are generated by sales under the RED BRAND trademark, a widely recognized brand name in the agricultural fencing and construction marketplaces for more than 80 years.

     The Company manufactures a wide variety of wire mesh rolls and sheets used to form wire reinforcement in concrete construction projects such as pipe, precast boxes and other applications, including use in roadways, buildings and bridges through its wholly-owned subsidiary, Engineered Wire Products, Inc. ("EWP"). The Company's largest wire mesh customers include pipe manufacturers, culvert manufacturers, rebar fabricators and steel reinforcing distributors. Sales of wire mesh accounted for approximately 17% of the Company's consolidated net sales during 2005.

     The Company also sells industrial wire, an intermediate product used in the manufacture of fabricated wire products, to third parties who are generally not competitors. Keystone's industrial wire customers include manufacturers of nails, coat hangers, barbecue grills, air conditioners, tools, containers, refrigerators and other appliances. In 2005, industrial wire accounted for 14% of Company net sales. In addition, Keystone also sells carbon steel rod into the open market that it is not able to consume in its downstream fabricated wire products, wire mesh, nails and industrial wire operations. During 2005, open market sales of wire rod accounted for 32% of Company net sales.

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

     See "Business -- Products, Markets and Distributions" and Notes 3 and 14 to the Consolidated Financial Statements.

     The Company's annual billet production capacity is 820,000 tons. However, since Keystone's rod production is constrained by the 800,000 ton capacity of its rod mill, the Company anticipates any excess billet production will be sold externally.

     The Company is the successor to Keystone Steel & Wire Company, which was founded in 1889. Contran owns 51% of the Company's common stock at December 31, 2005. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Harold
C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control the Company. See Note 2 to the Consolidated Financial Statements.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts including, but not limited to, statements found in this Item 1 - "Business",
Item 1A - "Risk Factors", Item 3 - "Legal Proceedings", Item 7 - "Management's Discussion And Analysis Of Financial Condition And Results Of Operations", and
Item 7A - "Quantitative and Qualitative Disclosures About Market Risk", are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes", "intends", "may", "should", "could", "anticipates", "expected", or comparable terminology, or by discussions of strategies or trends. Although Keystone believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly mpact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, Keystone continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission (the "SEC"), including, but not limited to:

     o Future supply and demand for the Company's products (including cyclicality thereof),
     o    Customer inventory levels,
     o Changes in raw material and other operating costs (such as ferrous scrap and energy),
     o    The possibility of labor disruptions,
     o    General global economic and political conditions,
     o    Competitive products and substitute products,
     o    Customer and competitor strategies,
     o    The impact of pricing and production decisions,
     o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
     o    Government regulations and possible changes therein,
     o Significant increases in the cost of providing medical coverage to employees,
     o    The ultimate resolution of pending litigation,
     o International trade policies of the United States and certain foreign countries,
     o    Operating  interruptions  (including,   but  not  limited  to,  fires,
          explosions, unscheduled or unplanned downtime and transportation interruptions),
     o    The ability of the Company to renew or refinance credit facilities,
     o    Any possible future litigation, and
     o Other risks and uncertainties as discussed in this Annual Report, including, without limitation, the sections referenced above.

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

Products, Markets and Distribution

     The following table sets forth certain information with respect to the Company's steel and wire product mix in each of the last three years.

                                                    Year Ended December 31,
                                 -----------------------------------------------------------------------------
                                           2003                        2004                        2005
                                 ----------------------      ----------------------     ----------------------

                                  Percent       Percent       Percent       Percent      Percent       Percent
                                  of Tons          Of         of Tons         of         of Tons          of
           Product                Shipped        Sales        Shipped        Sales       Shipped        Sales
           -------                -------        -----        -------        -----       -------        -----

Fabricated wire
  products                         22.0%         36.0%         22.6%         31.4%        19.2%         30.1%
Wire mesh                          10.7          12.0          13.8          16.3         13.6          17.2
Nails                               8.6          10.0           5.4           5.8          3.2           3.4
Industrial wire                    14.9          14.0          16.0          16.1         13.7          14.4
Wire rod                           41.0          26.8          38.9          29.6         44.9          32.4
Billets                             2.8           1.2           3.3            .8          5.4           2.5
                                  -----         -----         -----         -----        -----         -----
                                  100.0%        100.0%        100.0%        100.0%       100.0%        100.0%
                                  =====         =====         =====         =====        =====         =====


     Fabricated Wire Products. Keystone is one of the leading suppliers in the United States of agricultural fencing, barbed wire, stockade panels and a variety of woven wire mesh, fabric and netting for agricultural, construction and industrial applications. The Company produces these products at KSW and KWP (formerly known as Sherman Wire ("Sherman")) facilities, in Sherman, Texas. The Company's fabricated wire products are distributed by Keystone through farm supply distributors, agricultural retailers, building supply centers, building and industrial materials distributors and consumer do-it-yourself chains such as Tractor Supply Co., Lowe's Companies, Inc., and Ace Hardware Corporation. Many of the Company's fencing and related wire products are marketed under the Company's RED BRAND label, a recognized trademark of Keystone for more than 80 years. As part of its marketing strategy, Keystone designs merchandise packaging, and supportive product literature for marketing many of these products to the retail consumer market. Keystone also manufactures products for residential and commercial construction, including rebar ty wire and stucco netting, at KSW and KWP. The primary customers for these products are construction contractors and building materials manufacturers and distributors.

     Keystone believes its fabricated wire products are less susceptible to the cyclical nature of the steel business than nails, industrial wire or wire rod because the commodity-priced raw materials used in such products, such as ferrous scrap, represent a lower percentage of the total cost of such value-added products when compared to wire rod or other less value-added products.

     Wire Mesh. The Company manufactures a wide variety of wire mesh rolls and sheets used to form wire reinforcement in concrete construction projects such as pipe, precast boxes and other applications, including use in roadways, buildings, and bridges at EWP in Upper Sandusky, Ohio. EWP's wire mesh customers include pipe manufacturers, culvert manufacturers, rebar fabricators, and steel reinforcing distributors. EWP was not one of the Company's subsidiaries included in Keystone's 2004 Chapter 11 filing. Like its fabricated wire products, Keystone believes its wire mesh products are also less susceptible to the cyclical nature of the steel business than nails, industrial wire or wire rod because the commodity-priced raw materials used in such products, such as ferrous scrap, represent a lower percentage of the total cost of such value-added products when compared to wire rod or other less value-added products.

     Nails. Keystone manufacturers bulk and packaged nails at KSW and sells these nails primarily to construction contractors, building manufacturers and distributors and do-it-yourself retailers. During 2005, the Company sold approximately 26% of its nails through PrimeSource, Inc., one of the largest nail distributors in the United States, under PrimesSource's Grip-Rite(R) label.

     Industrial Wire. Keystone is one of the largest manufacturers of industrial wire in the United States. At KSW and KWP the Company produces custom-drawn industrial wire in a variety of gauges, finishes and packages for further consumption by Keystone's fabricated wire products operations or for sale to industrial fabrication and original equipment manufacturer customers. The Company's industrial wire is used by customers in the production of a broad range of finished goods, including nails, coat hangers, barbecue grills, air conditioners, tools, containers, refrigerators and other appliances. Management believes that with a few exceptions, its industrial wire customers do not generally compete with Keystone.

     Wire Rod. Keystone produces primarily low carbon steel wire rod at KSW's rod mill. Low carbon steel wire rod, with carbon content of up to 0.38%, is more easily shaped and formed than higher carbon wire rod and is suitable for a variety of applications where ease of forming is a consideration. High carbon steel wire rod, with carbon content of up to 0.65%, is used for high tensile wire applications as well as for furniture and bedding springs. Although KWP and EWP on occasion buy wire rod from outside suppliers, during 2005, approximately 56% of the wire rod manufactured by the Company was used internally to produce industrial wire, nails, wire mesh and fabricated wire products. The remainder of Keystone's wire rod production was sold directly to producers of construction products, fabricated wire products and industrial wire, including products similar to those manufactured by the Company.

     Billets. KSW's annual billet production capacity is 820,000 tons. However, since KSW's rod production is constrained by the 800,000 ton capacity of its rod mill, periodic excess billet production is sold externally to producers of products manufactured from low carbon steel. Keystone sold 17,000 tons of excess billets during each of 2003 and 2004 and 29,000 tons of excess billets during 2005.

     Business Dispositions. Prior to July 2003, the Company owned a 51% interest in Garden Zone LLC, a distributor of wire, plastic and wood lawn and garden products. In July 2003, Garden Zone purchased Keystone's 51% ownership in Garden Zone for approximately $1.1 million. Keystone recorded a gain of approximately $800,000 as a result of the sale. Garden Zone's revenues and operating profit during 2003 were approximately $11.2 million and $700,000, respectively.

     Prior to August 2003, the Company manufactured and distributed collated nails at its Keystone Fasteners division. In August 2003, the Company sold the Keystone Fasteners division to a third party for approximately $2.2 million. The Company recorded a gain of approximately $300,000 as a result of the sale. Keystone Fasteners' revenues and operating loss during 2003 approximated $7.3 million and $900,000, respectivey.

Industry and Competition

     The fabricated wire products, wire mesh, nails, industrial wire and wire rod businesses in the United States are highly competitive and are comprised primarily of several large mini-mill wire rod producers, many small independent wire companies and a few large diversified wire producers. Keystone's principal competitors in the fabricated wire products, nails and industrial wire markets are Leggett and Platt, Deacero, Merchants Metals, Inc. and Davis Wire Corporation. Competition in the fabricated wire products, nails and industrial wire markets is based on a variety of factors, including channels of distribution, price, delivery performance, product quality, service, and brand name preference. Since wire rod is a commodity steel product, management believes the domestic wire rod market is more competitive than the fabricated wire products, nails and industrial wire markets, and price is the primary competitive factor. Among Keystone's principal domestic wire rod competitors are Gerdau Ameristeel and Rocky Mountain Steel. The Company also faces significant foreign competition.

     The Company's principal competitors in its wire mesh markets are Insteel Wire Products, Inc, of Mount Airy, NC, and MMI Products, Inc., of Houston Texas. The Company also faces competition from smaller regional manufacturers and wholesalers of wire mesh products. The Company believes that EWP's superior products, renowned customer service, and industry leading sales force distinguish EWP from its competitors. In addition, the Company believes that its relationship with EWP enhances EWP's ability to compete more effectively in the market as EWP can rely on a more stable supply of wire rod. Competitors of EWP have at times faced raw material shortages that have negatively impacted their daily production capability and delivery reliability.

     The Company also competes with many small independent wire companies who purchase wire rod from domestic and foreign sources. Due to the breadth of Keystone's fabricated wire products, wire mesh, nails and industrial wire offerings, its ability to service diverse geographic and product markets, and the low relative cost of its internal supply of wire rod, the Company believes it is well positioned to compete effectively with non-diversified wire rod producers and wire companies. Foreign steel and industrial wire producers also compete with the Company and other domestic producers.

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

     Keystone's manufacturing processes consume large amounts of energy in the form of electricity and natural gas. The Company purchases electrical energy for its Peoria, Illinois facility from a utility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power to Keystone's Peoria, Illinois manufacturing facilities. This utility has in the past, and may in the future, refuse or interrupt service to the Company resulting in decreased production and increased costs associated with the related downtime. In addition, in the past the utility has had the right to pass through certain of its costs to consumers through fuel adjustment surcharges. However, the Company's current agreement with the utility does not provide for such fuel adjustment charges.

Trademarks

     The Company has registered the trademark RED BRAND for field fence and related products. Adopted by Keystone in 1924, the RED BRAND trademark has been widely advertised and enjoys high levels of market recognition. The Company also maintains other trademarks for various products that have been promoted in their respective markets.

Employment

     As of December 31, 2005, Keystone employed approximately 1,200 people, of whom approximately 800 are represented by the Independent Steel Workers' Alliance ("ISWA") at KSW, approximately 70 are represented by the International Association of Machinists and Aerospace Workers (Local 1570) ("IAMAW") at Sherman (who are then leased to KWP) and approximately 60 are represented by Local Union #40, An Affiliate to the International Brotherhood of Teamsters' Chauffeurs Warehousemen and Helpers of America, AFL-CIO ("IBTCWHA") at EWP. The current collective bargaining agreements with the ISWA, IAMAW and IBTCWHA expire in May 2006, October 2008, and November 2006, respectively. The Company believes its relationship with its employees are good. Keystone has begun discussions with the ISWA concerning the renewal of its collective bargaining agreement that expires in May 2006. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     A listing of end-user markets by products follows:

Product                                    Principal Markets Served
-------                                    ------------------------

Fencing products                           Agricultural, construction, do-it-yourself retailers
Wire mesh products                         Construction
Nails                                      Construction, do-it-yourself retailers
Industrial wire                            Producers of fabricated wire products
Wire rod                                   Producers of industrial wire and
                                            fabricated wire products
Billets                                    Producers of products manufactured from low carbon
                                            Steel
Lawn and garden products                   Do-it-yourself retailers

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

     The Company's ten largest customers represented approximately 35%, 48% and 43% of Keystone's net sales in 2003, 2004 and 2005, respectively. No single customer accounted for more than 9% of the Company's net sales during 2003. During 2004, a single customer accounted for approximately 12% of Keystone's net sales. No other single customer accounted for more than 10% of the Company's net sales during 2004. During 2005, a single customer accounted for approximately 11% of Keystone's net sales. No other single customer accunted for more than 10% of the Company's net sales during 2005. Keystone's fabricated wire products, wire mesh, nails, industrial wire and rod business is not dependent upon a single customer or a few customers, the loss of any one, or a few, of which would have a material adverse effect on its business.

Backlog

     The Company's backlog of unfilled cancelable fabricated wire products, wire mesh, nails, industrial wire and rod purchase orders, for delivery generally within three months, approximated $26.4 million and $53.6 million at December 31, 2004 and 2005, respectively. Keystone believes backlog is not a significant factor in its business, and expects all of the backlog at December 31, 2005 will be shipped during 2006.

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

Availability of Company Reports Filed with the SEC

     The Company will provide without charge copies of this Annual Report on Form 10-K for the year ended December 31, 2005, any copies of the Company's Quarterly Reports on Form 10-Q for 2005 and any Current Reports on Form 8-K for 2004 and 2005, and any amendments thereto, as soon as they are filed with the SEC upon written request to the Company. Such requests should be directed to the attention of the Corporate Secretary at the Company's address on the cover page of this Form 10-K.

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

     Our leverage may impair our financial condition or limit our ability to operate our businesses. We currently have a significant amount of debt. As of December 31, 2005, our total consolidated debt was approximately $99.9 million. Our level of debt could have important consequences to our stockholders and creditors, including:

     o making it more difficult for us to satisfy our obligations with respect to our liabilities;

     o increasing our vulnerability to adverse general economic and industry conditions;

     o requiring that a portion of our cash flow from operations be used for the payment of interest on our debt, therefore reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

     o    limiting  our ability to obtain  additional  financing  to fund future
          working  capital,  capital  expenditures,   acquisitions  and  general
          corporate requirements;

     o limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and

     o    placing  us  at  a   competitive   disadvantage   relative   to  other
          less-leveraged competitors.

     We recently emerged from Chapter 11 bankruptcy protection. As part of our emergence from the Chapter 11 bankruptcy proceedings, we negotiated a favorable amendment to the collective bargaining agreement with our largest labor union and received permanent reductions in our obligation to provide certain retiree medical benefit payments to retirees. However, we continue to incur significant ongoing costs for plant and equipment and pay substantial benefits for both current and retired employees. As such, we remain vulnerable to business downturns and increases in costs.

     Demand for, and prices of, certain of our products are cyclical and we may experience prolonged depressed market conditions for our products, which may result in reduced earnings or operating losses. A significant portion of our revenues are attributable to sales of products into the agricultural and construction industries. These two industries themselves are cyclical and changes in those industries' economic conditions can significantly impact our earnings and operating cash flows. This may result in reduced earnings or operating losses. Events that could adversely affect the agricultural and construction industries include, among other things, short and long-term weather patterns, interest rates and embargos placed by foreign countries on U.S. agricultural products. Such events could significantly decrease our operating results, and our business and financial condition could significantly decline.

     We sell the majority of our products in mature and highly competitive industries and face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses. The markets in which we operate our businesses are highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products because the competitors' costs are lower than our costs. In addition, some of our competitors' financial, technological and other resources may be greater than our resources, and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers in any of the industries in which we compete may result in reduced demand for our products. In addition, in some of our businesses new competitors could emerge by modifying their existing production facilities so they could manufacture products that compete with our products. The occurrence of any of these events could result in reduced earnings or operating losses.

     Many of our EWP division's products are ultimately used in infrastructure projects by local, State or Federal governments. Such projects are impacted by the availability of governmental funding for such projects. A decline in the availability of governmental funds for such projects could ultimately result in a decline in demand or selling prices of EWP's products. Such a decline could result in reduced earnings or operating losses.

     Wire rod imported into the U.S. continues at high levels. Global producers of wire rod are able to import their products into the U.S. with minimal tariffs and duties. Many of these global wire rod producers are able to produce wire rod at costs lower than us. As such, these wire rod imports are often able to be priced at lower levels than similar products manufactured by us. In addition, we believe certain foreign governments subsidize local wire rod producers. These events can adversely impact our shipment levels and pricing decisions and, as such, could result in reduced earnings or operating losses.

     Higher costs or limited availability of ferrous scrap may decrease our liquidity. The number of sources for, and availability of, ferrous scrap, our primary raw material, is generally limited to the particular geographical region in which a facility is located. Should our suppliers not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary ferrous scrap quantities, we may incur higher costs for ferrous scrap or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset such higher costs with increased selling prices for our products.

     We are subject to many environmental and safety regulations with respect to our operating facilities that may result in unanticipated costs or liabilities. Most of our facilities are subject to extensive laws, regulations, rules and ordinances relating to the protection of the environment, including those governing the discharge of pollutants in the air and water and the generation, management and disposal of hazardous substances and wastes or other materials. We may incur substantial costs, including fines, damages and criminal penalties or civil sanctions, or experience interruptions in our operations for actual or alleged violations or compliance requirements arising under environmental laws. Our operations could result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. Some of our operating facilities are in densely populated urban areas or in industrial areas adjacent to other operating facilities. In the event of an accidental release or catastrophic incident, we could incur material costs as a result of addressing such an event and in implementing measures to prevent such incidents. Given the nature of our business, violations of environmental laws may result in restrictions imposed on our operating activities or substantial fines, penalties, damages or other costs, including as a result of private litigation. In addition, certain of our production facilities have been used for a number of years to manufacture products. We may incur additional costs related to compliance with environmental laws applicable to our historic operations and these facilities. In addition, we may incur significant expenditures to comply with existing or future environmental laws. Costs relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of promulgation and enforcement of specific standards that impose requirements on our operations. Costs beyond those currently anticipated may be required under existing and future environmental laws.

     Loss of key personnel or our ability to attract and retain new qualified personnel could hurt our businesses and inhibit our ability to operate and grow successfully. Our success in the highly competitive markets in which we operate will continue to depend to a significant extent on the leadership teams of our businesses and other key management personnel. We generally do not have binding employment agreements with any of these managers. This increases the risks that we may not be able to retain our current management personnel and we may not be able to recruit qualified individuals to join our management team, including recruiting qualified individuals to replace any of our current personnel that may leave in the future.

     Our relationships with our union employees could deteriorate. At December 31, 2005, we employed approximately 1,200 persons in our various businesses of which approximately 79% are subject to collective bargaining or similar arrangements. A significant portion of these collective bargaining agreements are set to expire within the next two years. We may not be able to negotiate labor agreements with respect to these employees on satisfactory terms or at all. If our employees were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations or higher ongoing labor costs.

     As a result of the material weaknesses described below, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2005. As of December 31, 2005, we did not maintain effective controls over the completeness and accuracy of net sales and related cost of goods sold. Specifically, we did not have controls designed and in place to detect sales made under the terms F.O.B. at our customer's location. Additionally, we did not maintain effective controls over the review and monitoring of the accuracy and completeness of net sales and costs of goods sold. This control deficiency resulted in adjustments to net sales and cost of goods sold in the third quarter of 2005.

     In addition, as of December 31, 2005, we did not maintain effective controls over the presentation and classification of cash overdrafts. Specifically, effective controls were not designed and in place to ensure that cash overdrafts were properly classified as indebtedness in the our consolidated balance sheet, and that changes in our cash overdrafts were properly included in the determination of cash flows from financing activities. This control deficiency resulted in the restatement of our 2002, 2003 and 2004 annual consolidated financial statements and audit adjustments to both our 2004 interim consolidated financial statements and our annual and interim 2005 consolidated financial statements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2. PROPERTIES.

     The Company's principal executive offices are located in approximately 1,200 square feet of leased space at 5430 LBJ Freeway, Suite 1740, Dallas, Texas 75240-2697.

     Keystone's fabricated wire products, wire mesh, industrial wire and wire rod production facilities utilize approximately 2.4 million square feet for manufacturing and office space, approximately 84% of which is located at the Company's Peoria, Illinois facility.

     The following table sets forth the location, size and general product types produced for each of the Company's operating facilities, as of December 31, 2005, all of which are owned by the Company.

                                                             Approximate
                                                                Size
     Facility Name                   Location                (Square Feet)             Products Produced
     -------------                   --------                -------------             -----------------

Keystone Steel & Wire             Peoria, IL                   2,012,000    Fabricated wire products, nails,
                                                                              industrial wire, wire rod
Keystone Wire Products            Sherman, TX                    299,000    Fabricated wire products and
                                                                             industrial wire
Engineered Wire Products          Upper Sandusky, OH              79,000    Wire mesh
                                                               ---------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Until its emergence from Chapter 11 on August 31, 2005, Keystone's common stock was traded on the OTC Bulletin Board (Symbol: KESNQ.PK). The Company's common stock has not publicly traded since August 31, 2005. The number of holders of record of the Company's common stock as of March 31, 2006 was 2. The following table sets forth the high and low closing sales prices of the Company's common stock for the calendar years indicated, according to published sources.

                                                                                      High               Low
                                                                                      ----               ---

Year ended December 31, 2005

  First quarter                                                                     $ .23               $ .09
  Second quarter                                                                    $ .17               $ .08
  Third quarter (through August 31)                                                 $ .08               $ .01
  Third quarter (September 1 to September 30)                                         N/A                  N/A
  Fourth quarter                                                                      N/A                  N/A

Year ended December 31, 2004

  First quarter                                                                     $ .33               $ .05
  Second quarter                                                                    $ .18               $ .05
  Third quarter                                                                     $ .42               $ .09
  Fourth quarter                                                                    $ .31               $ .03



     The Company has not paid cash dividends on its common stock since 1977. Keystone is subject to certain covenants under its commercial revolving credit facilities that restrict its ability to pay dividends, including a prohibition against the payment of cash dividends on its common stock without lender consent.

     All of the Company's outstanding common stock at August 31, 2005 was cancelled in connection with the Keystone's emergence from Chapter 11, and at that time, Keystone issued 10 million shares of a new issue of common stock. See
Note 2 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with Keystone's Consolidated Financial Statements and Item 7 -- "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

                                                                         Years ended December 31,
                                                    ------------------------------------------------------------------
                                                      2001          2002          2003           2004           2005
                                                    --------      -------       -------        -------        --------
                                                           (In thousands, except per share and per ton amounts)

Statement of Operations Data:
  Net sales                                         $325,187       $334,835     $306,671       $364,335       $367,545
  Cost of goods sold                                 313,931        315,579      310,881        322,232        337,541
                                                    --------       --------     --------       --------       --------
  Gross profit (loss)                               $ 11,256       $ 19,256     $ (4,210)      $ 42,103       $ 30,004
                                                    ========       ========     ========       ========       ========

  Selling expenses                                  $  6,400       $  7,754     $  6,934       $  5,634       $  6,251
  General and administrative
    expenses                                          14,723         16,385       10,689         10,766         11,804
  Operating income (loss)                             (4,388)        (3,279)     (28,731)        32,455         23,659
  Gain on early extinguishment of
   debt                                                    -         54,739         -              -            32,510
  Gain on legal settlement                                 -              -            -          5,284           -
  Interest expense                                    14,575          5,569        3,941          3,705          3,992
  Reorganization costs                                     -              -            -         11,158         10,308

  Income (loss) before income taxes                 $(20,395)      $ 40,045     $(37,218)      $ 17,439       $ 39,662
  Minority interest in after-tax
   earnings                                                1              1          299              -              -
  Provision for income taxes (benefit)                 5,998         21,622         -             1,379            430
                                                    --------       --------     --------       --------       --------
  Income (loss) before cumulative
   effect of change in accounting
   principle (4)                                     (26,394)        18,422      (37,517)        16,060         39,232
  Cumulative effect of change in
   accounting principle                                 -            19,998         -              -              -
                                                    --------       --------     --------       --------       --------

  Net income (loss)                                 $(26,394)      $ 38,420     $(37,517)      $ 16,060       $ 39,232
                                                    ========       ========     ========       ========       ========
  Net income (loss) available for
   common shares (1)                                $(26,394)      $ 33,737     $(43,457)      $ 14,837       $ 39,232
                                                    ========       ========     ========       ========       ========

 Basic net income (loss) available
  for common shares per share                       $  (2.62)      $   3.35     $  (4.32)      $   1.47       $   4.12
                                                    ========       ========     ========       ========       ========
 Diluted net income (loss) available
  for common shares per share                       $  (2.62)      $   1.76     $  (4.32)      $    .57       $   1.88
                                                    ========       ========     ========       ========       ========
  Weighted average common and common
   equivalent shares outstanding (3):
    Basic                                             10,062         10,067       10,068         10,068         10,046
                                                    ========       ========     ========       ========       ========
    Diluted                                           10,062         21,823       10,068         28,043         22,029
                                                    ========       ========     ========       ========       ========

Other Financial Data:
  Capital expenditures                              $  3,889       $  7,973     $  2,683       $  5,080       $  9,772
  Depreciation and amortization                       16,992         17,396       16,461         15,812         15,745

Other Steel and Wire Products
 operating data:
  Shipments (000 tons):
    Fabricated wire products                             143            146          135            116            101
    Wire mesh                                             64             63           66             71             71
    Nails                                                 74             74           53             28             17
    Industrial wire                                       94             96           91             82             72
    Wire rod                                             291            287          252            200            236
    Billets                                             -                 5           17             17             29
                                                    --------       --------     --------       --------       --------
      Total                                              666            671          614            514            526
                                                    ========       ========     ========       ========       ========

  Average selling prices (per ton):
    Fabricated wire products                        $    789       $    791     $    783       $    984       $  1,090
    Wire mesh                                            534            526          539            829            881
    Nails                                                589            592          558            759            742
    Industrial wire                                      454            448          452            709            731
    Wire rod                                             283            304          314            539            503
    Billets                                                -            156          192            176            321

    Steel and wire products in total                     474            482          479            707            696
  Average ferrous scrap purchase cost
   per ton                                          $     85       $     94      $   115       $    205       $    220

                                                                    As of December 31,
                                                 ---------------------------------------------------------------------
                                                   2001           2002           2003           2004            2005
                                                  ------        -------         ------         ------          -------
                                                (Restated)     (Restated)     (Restated)     (Restated)
                                                                             (In thousands)

Balance Sheet Data:
  Working capital (deficit) (2)                   $(30,982)      $(41,790)      $(90,210)      $ 11,910       $ 36,373
  Property, plant and equipment, net               129,600        119,984        105,316         94,033         86,773
  Total assets                                     366,900        215,495        282,194        323,282        358,364
  Total debt (5)                                   147,835         98,684         88,897         65,985         99,895
  Redeemable preferred stock (3)                         -          2,112          2,112          2,112              -
  Stockholders' equity (deficit)                      (336)      (136,900)       (10,050)         4,787         67,531

(1) Includes the effect of dividends on preferred stock of $4,683,000, $5,940,000 and $1,223,000 in 2002, 2003 and 2004, respectively. The Company discontinued accruing dividends on its preferred stock upon filing for Chapter 11 on February 26, 2004. See Note 2 to the Consolidated Financial Statements.

(2)  Working  capital   (deficit)   represents   current  assets  minus  current
     liabilities.

(3) All of the Company's outstanding common and preferred stock at August 31, 2005 was cancelled in connection with Keystone's emergence from Chapter 11, and at that time, Keystone issued 10 million shares of a new issue of common stock.

(4) Upon adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002, negative goodwill with a net book value of $20.0 million was eliminated as a cumulative effect of change in accounting principle.

(5) During 2005, the Company restated total debt at December 31, 2001, 2002, 2003 and 2004 to properly classify certain cash overdrafts as increases in Keystone's revolving credit facility. As a result, total debt at both December 31, 2001 and 2002, increased by $1.4 million and total debt at December 31, 2003 increased by $1.2 million, from amounts previously reported. See Note 1 to the Consolidated Financial Statements.

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

     Keystone filed a plan of reorganization on October 4, 2004 and amended that plan on May 26, 2005, June 21, 2005 and June 27, 2005. Keystone's amended plan of reorganization was accepted by the impacted constituencies and confirmed by the Court on August 10, 2005. The Company emerged from bankruptcy protection on August 31, 2005. Significant provisions of Keystone's amended plan of reorganization included, among other things:

o Assumption of the previously negotiated amendment to the collective bargaining agreement with the ISWA, Keystone's largest labor union that related primarily to greater employee participation in healthcare costs;
o Assumption of the previously negotiated agreements reached with certain retiree groups that will provide relief by permanently reducing healthcare related payments to these retiree groups from pre-petition levels;
o The Company's obligations due to pre-petition secured lenders other than its Debtor-In-Possession lenders were reinstated in full against reorganized Keystone;
o All shares of Keystone's common and preferred stock outstanding at the petition date (February 26, 2004) were cancelled;
o Pre-petition unsecured creditors with allowed claims against Keystone will receive, on a pro rata basis, in the aggregate, $5.2 million in cash, a $4.8 million secured promissory note and 49% of the new common stock of reorganized Keystone;
o Certain operating assets and existing operations of Sherman, one of Keystone's pre-petition wholly-owned subsidiaries, will be sold at fair market value to Keystone (fair market value and book value both approximate $2.0 million), which will then be used to form and operate a newly created wholly-owned subsidiary of reorganized Keystone named Keystone Wire Products Inc.;
o Sherman Wire was also reorganized and the proceeds of the operating asset sale to Keystone and liquidation of Sherman Wire's remaining real estate assets (book value approximately $1.6 million) and other funds will be distributed, on a pro rata basis, to Sherman Wire's pre-petition unsecured creditors as their claims are finally adjudicated;
o Sherman Wire's pre-petition wholly-owned non-operating subsidiaries, J.L. Prescott Company, and DeSoto Environmental Management, Inc. as well as Sherman Wire of Caldwell, Inc., a wholly-owned subsidiary of Keystone, will ultimately be liquidated and the pre-petition unsecured creditors with allowed claims against these entities will receive their pro-rata share of the respective entity's net liquidation proceeds;
o Pre-petition unsecured creditors with allowed claims against FV Steel & Wire Company, another one of Keystone's wholly-owned subsidiaries, will receive cash in an amount equal to their allowed claims;
o One of Keystone's Debtor-In-Possession lenders, EWP Financial, LLC (an affiliate of Contran, Keystone's largest pre-petition shareholder)
     converted $5 million of its DIP credit facility, certain of its pre-petition unsecured claims and all of its administrative claims against Keystone into 51% of the new common stock of reorganized Keystone; and
o The Board of Directors of reorganized Keystone now consists of seven individuals, two each of which were designated by Contran and the OCUC, respectively. The remaining three directors qualify as independent directors (two of the independent directors were appointed by Contran with the OCUC's consent and one was appointed by the OCUC with Contran's consent).

In addition, Keystone has obtained an $80 million secured credit facility from Wachovia Capital Finance (Central). Proceeds from this credit facility were used to extinguish Keystone's existing Debtor-In-Possession credit facilities and to provide working capital for reorganized Keystone. See Note 2 to the Consolidated Financial Statements.

Summary

     As discussed in Note 1 to the Consolidated Financial Statements, Keystone restated 2003 and 2004 consolidated balance sheets and statements of cash flows to properly classify certain cash overdrafts.

     The Company reported a net loss of $37.5 million during 2003 and net income of $16.1 million and $39.2 million during 2004 and 2005, respectively. The primarily reasons for the increase in earnings from 2003 to 2004 were (i) significantly higher per-ton product selling prices partially offset by higher costs for ferrous scrap, (ii) favorable changes to the Company's medical plans for both active and retired employees during 2004, (iii) a higher defined benefit pension credit in 2004, (iv) an $865,000 distribution of collected wire rod tariffs and duties from the Federal government in 2004 and (v) a $5.3 million gain from a legal settlement with a former supplier relative to consigned inventory on Keystone's premises at February 26, 2004, offset in part by $11.2 million of expenses associated with the bankruptcy filing. The primary reasons for the increase in earnings from 2004 to 2005 were (i) higher shipment volumes, (ii) lower retiree medical costs in 2005, (iii) a higher defined benefit pension credit during 2005 and (iv) a $32.5 million gain on cancellation of debt as a result of the Company's emergence from Chapter 11 during 2005 all partially offset by (i) lower per-ton product selling prices, (ii) higher costs for ferrous scrap and natural gas and (iii) the absence of the $5.2 million gain on legal settlement that was recorded by Keystone during 2004.

General

     The Company believes it is a leading domestic manufacturer of steel fabricated wire products, wire mesh, nails, industrial wire and wire rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets and believes it is one of the largest manufacturers of fabricated wire products in the United States based on tons shipped (101,000 tons in 2005). Keystone's operations benefit from vertical integration as the Company's mini-mill supplies wire rod produced from ferrous scrap to its downstream fabricated wire products, wire mesh, nails and industrial wire operations. Sales of fabricated wire products, wire mesh, nails and industrial wire by these downstream fabrication operations accounted for 65% of 2005 net sales. Keystone's fabricated wire products and wire mesh typically yield higher and less volatile gross margins compared to wire rod. Management believes Keystone's fabricated wire products and wire mesh businesses help mitigate the adverse effect of wire rod imports on market prices compared to producers that rely primarily on wire rod sales. Moreover, historically over time, the Company's wire rod production costs have generally been below the market price for wire rod providing a significant cost advantage over wire producers who purchase wire rod as a raw material.

     The Company's annual billet production capacity is 820,000 tons. However, Keystone's wire rod production is constrained by the 800,000 ton capacity of its rod mill. The Company anticipates any excess billet production will be sold externally.

     The Company's steel making operations provided 585,000 tons and 590,000 tons of billets in 2005 and 2004, respectively. As a result of the slightly lower billet production in 2005, wire rod production declined 2% from 544,000 tons (68% of estimated capacity) in 2004 to 534,000 tons (67% of estimated capacity). Keystone's estimated current fabricated wire products, nail and industrial wire production capacity is 542,000 tons. The Company's fabricated wire products, wire mesh, nail and industrial wire production facilities operated at about 55% of their annual capacity during each of 2003 and 2004 and 50% in 2005.

     The Company's profitability is dependent in large part on its ability to utilize effectively its production capacity, which is affected by the availability of raw materials, plant efficiency and other production factors and to control its manufacturing costs, which are comprised primarily of raw materials, energy and labor costs. Keystone's primary raw material is ferrous scrap, and during 2005 ferrous scrap costs represented approximately 42% of cost of goods sold. The price of ferrous scrap is highly volatile and ferrous scrap prices are affected by periodic shortages, export activity, freight costs, weather and other conditions largely beyond the control of the Company. Ferrous scrap prices can vary widely from period to period. The average per-ton price paid for ferrous scrap by the Company was $115 in 2003, $205 in 2004 and $220 in 2005. Keystone's product selling prices cannot always be adjusted, especially in the short-term, to recover any increases in ferrous scrap.

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

     Keystone consumes a significant amount of energy in its manufacturing operations and, accordingly, its profitability can also be adversely affected by the volatility in the price of coal, oil and natural gas resulting in increased energy, transportation, freight, ferrous scrap and supply costs. During 2005, energy costs represented approximately 10% of cost of goods sold. The Company purchases electrical energy for its Peoria, Illinois facility from a utility under an interruptible service contract which provides for more economical electricity rates but allows the utility to refuse or interrupt power to its manufacturing facilities. The utility has in the past, and may in the future, refuse or interrupt service to Keystone resulting in decreased production and increased costs associated with the related downtime. In addition, in the past the utility has had the right to pass through certain of its costs to consumers through fuel adjustment surcharges. The Company's current agreement with the utility does not provide for such fuel adjustment surcharges.

     In July 2003, Keystone sold its 51% interest in Garden Zone back to Garden Zone. The Company recorded a gain of approximately $800,000 as a result of the sale. Garden Zone distributes wire, plastic and wood lawn and garden products to retailers. Garden Zone's revenues and operating profit during 2003 were approximately $11.2 million and $700,000, respectively.

     In August 2003, the Company sold its Keystone Fasteners division to a third party. Keystone recorded a gain of approximately $300,000 as a result of the sale. Keystone Fasteners manufactured and distributed collated nails. Keystone Fasteners' revenues and operating loss during 2003 approximated $7.3 million and $900,000, respectively.

     Keystone is also engaged in the operation of a ferrous scrap recycling facility. The operations of Garden Zone, Keystone Fasteners and the ferrous scrap recycling facility were insignificant when compared to the consolidated operations of the Company. As such, the results of their operations are not separately addressed in the discussion that follows.

Results of Operations

     The following table sets forth Keystone's steel and wire production, ferrous scrap costs, sales volume and pricing data, for the periods indicated.

                                                                                Years Ended December 31,
                                                                           ---------------------------------------
                                                                           2003            2004               2005
                                                                           ----            ----               ----
                                                                                   (Tons in thousands)

Production volume (tons):
  Billets                                                                    577             590               585
  Wire rod                                                                   559             544               534

Average per-ton ferrous scrap purchase cost                                 $115            $205            $  220

Sales volume (tons):
  Fabricated wire products                                                   135             116               101
  Wire mesh                                                                   66              71                71
  Nails                                                                       53              28                17
  Industrial wire                                                             91              82                72
  Wire rod                                                                   252             200               236
  Billets                                                                     17              17                29
                                                                            ----            ----            ------
                                                                             614             514               526
                                                                            ====            ====            ======

Per-ton selling prices:
  Fabricated wire products                                                  $783            $984            $1,090
  Wire mesh                                                                  539             829               881
  Nails                                                                      558             759               742
  Industrial wire                                                            452             709               731
  Wire rod                                                                   314             539               503
  Billets                                                                    192             176               321
  All steel and wire products                                                479             707               696


     The following table sets forth the components of the Company's net sales for the periods indicated.

                                                                                    Years Ended December 31,
                                                                              ---------------------------------------
                                                                              2003             2004              2005
                                                                              ----             ----             -----
                                                                                          (In millions)

Steel and wire products:
  Fabricated wire products                                                    $106.0           $114.2          $110.1
  Wire mesh                                                                     35.2             59.0            62.8
  Nails                                                                         29.5             21.0            12.4
  Industrial wire                                                               41.3             58.4            52.5
  Wire rod                                                                      78.9            107.6           118.6
  Billets                                                                        3.4              3.0             9.3
  Other                                                                          1.2              1.1             1.8
                                                                              ------          -------         -------
                                                                               295.5            364.3           367.5
Lawn and garden products                                                        11.2               -               -
                                                                              ------          -------         -------
                                                                              $306.7           $364.3          $367.5
                                                                              ======           ======          ======

     The following table sets forth selected operating data of Keystone as a percentage of net sales for the periods indicated.

                                                                                    Years Ended December 31,
                                                                             --------------------------------------
                                                                                2003           2004           2005
                                                                             --------        -------         ------

Net sales                                                                    100.0 %         100.0 %        100.0%
Cost of goods sold                                                           101.4            88.4           91.8
                                                                             -----           -----          -----
Gross margin (loss)                                                           (1.4)%          11.6 %          8.2%
                                                                             =====           =====          =====

Selling expense                                                                2.3 %           1.5%           1.7%
General and administrative expense                                             3.5             3.0            3.2
Defined benefit pension expense (credit)                                       2.2            (1.9)          (3.2)
Corporate expense                                                              1.9             1.7             .9
Gain on legal settlement                                                        -             (1.5)            -
Reorganization costs                                                            -              3.1            2.8
Gain on cancellation of debt                                                    -              -             (8.8)
Income (loss) before income taxes                                            (12.2)%           4.8 %         10.8%
Income tax provision                                                           -                .4             .1
                                                                             -----           -----          -----
Net income (loss)                                                            (12.2)%           4.4%          10.7%
                                                                             =====           =====          =====


Year ended December 31, 2005 compared to year ended December 31, 2004

     Discussion of operating results

     During 2005, Keystone's shipment of steel and wire products increased 12,000 tons over 2004 shipment levels. This 2% increase in shipments resulted in total 2005 shipments of 526,000 tons as compared to 514,000 tons during 2004. Per-ton selling prices during 2005 declined $11 per-ton, or 2%, as compared to 2004 as per-ton selling prices fell from $707 per-ton in 2004 to $696 per-ton in 2005. This decline in per-ton product selling prices had an unfavorable impact on net sales of approximately $5.7 million. In addition to the decline in per-ton selling prices during 2005, the overall product mix during 2005 was a less favorable mix than in 2004. Lower margin wire rod and billet shipments accounted for 51% of the overall shipment volume in 2005 as compared to only 42% in 2004. The 12,000 ton increase in shipment volume partially offset by the $11 per-ton decline in selling prices and less favorable product mix resulted in a $3.2 million increase in net sales to $367.5 million during 2005.

     Keystone realized increased per-ton selling prices during 2005 as compared to 2004 in its fabricated wire products, wire mesh, industrial wire and billet product lines while per-ton selling prices declined in its nails and wire rod product lines. During 2005, per-ton selling prices of fabricated wire products increased by 11%, wire mesh increased by 6%, industrial wire increased by 3% and billets increased by 82% while per-ton selling prices of nails and wire rod declined by 2% and 7%, respectively. Shipment volume of the Company's value added products during 2005 declined or remained constant as compared to 2004 shipment levels. Shipments of fabricated wire products declined by 13% during 2005 as compared to 2004, while shipments of nails and industrial wire fell by 39% and 12% respectively. The 71,000 tons of wire mesh shipped during 2005 remained unchanged from 2004 shipment levels. Keystone was able to partially offset the lower 2005 shipment volume of its value added products with an 18% increase in wire rod shipments as well as a 71% increase in billet shipments. The Company believes the lower shipment levels of its value added products during 2005 were a result of lower market demand due to high inventory levels at Keystone's customers.

     Billet production during 2005 declined by 5,000 tons to 585,000 tons as compared to 590,000 tons during 2004 while wire rod production declined by 10,000 tons to 534,000 tons as compared to 544,000 tons during 2004. The lower billet and wire rod production during 2005 was primarily a result of lower market demand for our value-added finished products.

     Cost of goods sold increased by 4.8% during 2005 to $337.5 million as compared to $322.2 million during 2004 as the cost of goods sold percentage increased from 88.4% in 2004 to 91.8% during 2005. This increase in the cost of goods sold percentage was due primarily to increased costs for ferrous scrap, the Company's primary raw material, and natural gas costs at Keystone's Peoria, Illinois facility, partially offset by lower retiree medical costs. During 2005, the Company's per-ton ferrous scrap costs increased by 7.3% as compared to 2004 levels. Keystone purchased 651,000 tons of ferrous scrap at an average price of $220 per-ton during 2005 as compared to 667,000 tons at an average price of $205 per-ton during 2004. This increase in per-ton ferrous scrap costs during 2005 adversely impacted cost of goods sold by approximately $9.8 million. The cost of natural gas at the Company's Peoria facility during 2005 was approximately $4.4 million higher than in 2004. Keystone currently anticipates its costs for ferrous scrap cost and natural gas for its Peoria facility during 2006 will approximate the Company's 2005 experience.

     During 2004, the Company entered into an agreement (the "1114 Agreement") with certain retiree groups that substantially reduced the post retirement benefits ("OPEB") that will be paid to these retiree groups in the future. Prior to confirmation of Keystone's definitive plan of reorganization, the Court could have rescinded the 1114 Agreement and therefore the 1114 Agreement was not definitive until it was confirmed by the Court in connection with Keystone's emergence from Chapter 11 on August 31, 2005. As such, and in accordance with GAAP, the Company continued to record OPEB expense through August 31, 2005 at the estimated level ($11.6 million for the first eight months of 2005) as if Keystone had not entered into the 1114 Agreement. However, at the time of the Company's emergence from Chapter 11 on August 31, 2005, and concurrent confirmation of the 1114 Agreement, GAAP then required the effect of the substantially reduced OPEB benefits agreed to as part of the 1114 Agreement be accounted for as a plan amendment, the benefit of which is amortized into income over future periods. Accordingly, Keystone recorded an OPEB credit of approximately $2.7 million for the last four months of 2005, resulting in an $8.9 million expense for the year 2005 as compared to $20.9 million during 2004. A significant portion of the Company's OPEB expense is recorded in cost of goods sold.

     As a result of the above items, Keystone recorded a gross profit of $30.0 million, or 8.2%, in 2005 as compared to $42.1 million, or 11.6% during 2004.

     Selling expense during 2005 increased by $617,000 to $6.3 million from $5.6 million during 2004 primarily as a result of increased advertising and marketing expenses during 2005.

     General and administrative expenses during 2005 increased by approximately $1.0 million to $11.8 million from $10.8 million during 2004. The primary reasons for this increase were higher non-Chapter 11 legal costs partially offset by lower retiree medical costs resulting from the 1114 Agreement.

     During 2005, Keystone recorded a defined benefit pension credit of $11.7 million as compared to a credit in 2004 of $6.8 million. The higher pension credit during 2005 was primarily a result of a $52 million increase in plan assets during 2004, resulting in a higher expected return on plan assets component of defined benefit pension plan expense. In addition, Keystone was not required to make any cash contributions for defined benefit pension plan fundings during either 2004 or 2005. As a result of a $277 million increase in plan assets during 2005, the Company currently anticipates during 2006 it will record a defined benefit pension credit in excess of the pension credit recorded during 2005 and that no plan fundings will be required during 2006. However, future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases in pension expense or credit and future funding requirements. See Note 10 to the Consolidated Financial Statements and the following discussion of Assumptions on Defined Benefit pension Plans - Defined benefit pension plan.

     General corporate expense declined $2.8 million to $3.5 million during 2005 from $6.3 million during 2004. The primary reasons for this decline were lower retiree medical costs resulting from the 1114 Agreement and lower general insurance expense all partially offset by increased state franchise taxes.

     Interest expense during 2005 was slightly higher than 2004 due primarily to higher interest rates partially offset by lower debt levels. The overall average interest rates were impacted by the fact the Company discontinued accruing interest on pre-petition unsecured debt upon filing for Chapter 11 on February 26, 2004. Average borrowings by the Company approximated $91.2 million during 2005 as compared to $99.6 million during 2004. During 2005, the average interest rate on outstanding indebtedness was 4.2% per annum as compared 2.2% per annum during 2004. Keystone currently anticipates average interest rates and debt levels in 2006 will be higher than their respective levels during 2005.

     In connection with its Chapter 11 proceedings, during 2004, Keystone entered into a settlement agreement with its former ferrous scrap supplier relative to certain disputed ferrous scrap inventories located at Keystone's Peoria, Illinois facility on February 26, 2004, the date of the Company's Chapter 11 filing. As Keystone consumed these disputed inventories during 2004, the Company deposited funds equal to the cost of these disputed inventories into an escrow account and charged cost of goods sold. However, under the terms of the settlement agreement, during December 2004, approximately $5.3 million of the escrowed funds were refunded back to Keystone. Keystone recorded the receipt of this refund as a gain on legal settlement on its 2004 statement of operations. There was no such settlement during 2005.

     During 2005, Keystone incurred $10.3 million in legal and professional fees relative to its Chapter 11 proceedings and related reorganization activities as compared to $11.2 million during 2004. The Company does not currently anticipate significant levels of such legal and professional fees will be incurred during 2006.

     In connection with Keystone's emergence from Chapter 11 on August 31, 2005, pre-petition unsecured creditors, a debtor-in-possession secured lender and certain post-petition creditors with allowed claims against the Company in the amount of approximately $63.9 million received, on a pro rata basis, in the aggregate, $5.2 million in cash, a $4.8 million secured promissory note and 100% of the new common stock of reorganized Keystone (valued at $21.4 million). As a result, the Company recorded a $32.5 million gain from cancellation of debt during 2005.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 8 to the Consolidated Financial Statements. At December 31, 2005, the Company had net operating loss carryforwards of approximately $8.0 million and other tax attributes and net deductible temporary differences aggregating into a gross deferred income tax asset of $10.7 million. Because the Company does not currently believe the benefit of such net operating loss carryforward and other net deductible temporary differences meets the "more-likely-than-not" recognition criteria of GAAP, the Company had recorded a deferred tax asset valuation allowance of $10.7 million at December 31, 2005, resulting in recognition of no net deferred tax asset. Keystone periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. The Company will continue to review the recoverability of its deferred tax assets based on the criteria of GAAP, and based on such periodic reviews, Keystone could recognize a change in the recorded valuation allowance related to its deferred tax assets in the future. While the Company currently expects to report pre-tax income during 2006, and as a result of the deferred tax asset valuation allowance recognized at December 31, 2005, the Company does not anticipate recognizing a tax provision associated with its expected pre-tax income during 2006 will be appropriate until such time as the Company determines (which might or might not occur during 2006) that recognition of the benefit of its gross deferred income tax assets is appropriate under GAAP.

     As a result of the items discussed above, Keystone recorded net income during 2005 of $39.2 million as compared to net income of $16.1 million in 2004.

     At December 31, 2005, the Company's financial statements reflected total accrued liabilities of $15.4 million ($8.5 million of which is reflected in liabilities subject to compromise on the Company's December 31, 2005 balance sheet) to cover estimated remediation costs arising from environmental issues. Although Keystone has established an accrual for future required environmental remediation costs that are probable and reasonably estimable, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. See Note 15 to the Consolidated Financial Statements.

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

     During 2004, Keystone realized increased per-ton selling prices over those of 2003 in all product lines except billets. Fabricated wire products per-ton selling prices increased by 25.7%, wire mesh increased 53.8%, nails increased 36.0%, industrial wire increased 56.9% and wire rod increased 71.7%. The per-ton selling prices of billets during 2004 declined 8.3% as compared to 2003. During 2004, shipment volumes declined as compared to 2003 levels in all product lines except wire mesh and billets. Fabricated wire products shipment volume declined 7.5%, nails declined 47.2%, industrial wire declined 9.9% and wire rod shipments declined 20.6%. Wire mesh shipment volume increased 7.6% during 2004. Billet shipment volume in 2004 remained unchanged from the 2003 level. The Company believes the lower shipment volumes across the majority of its product lines during 2004 was due to Keystone's limited production schedules during the period preceding and immediately following Keystone's Chapter 11 filing combined with a Company initiative to discontinue sales to its less profitable customers. During the last portion of 2003 and throughout 2004, the Company implemented several price increases primarily as a reaction to rapidly increasing ferrous scrap costs, Keystone's primary raw material. As a result of these efforts, during 2004, the Company was able to realize significant increases in the per-ton product selling prices of the majority of its product lines.

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

     Despite a 100,000 ton decline (16.3%) in shipment volume in 2004, as compared to 2003, cost of goods sold increased by 3.7% in 2004 to $322.2 million from $310.9 million in 2003. However, the cost of goods sold percentage declined from 101.4% in 2003 to 88.4% of net sales in 2004. This decline in the cost of goods sold percentage was due primarily to the significantly higher product per-ton selling prices in 2004, partially offset by increased costs for ferrous scrap, natural gas costs and electrical power at the Company's Peoria, Illinois facility. In addition, during 2003, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2003 purchases, the effect of which decreased cost of goods sold during 2003 by approximately $11.5 million. Keystone's per-ton ferrous scrap costs increased 77.7% during 2004 as compared to 2003. During 2004, the Company purchased 667,000 tons of ferrous scrap at an average price of $205 per-ton as compared to 2003 purchases of 634,000 tons at an average price of $115 per ton. This increase in per-ton ferrous scrap costs adversely impacted gross profit during 2004 by approximately $59.7 million. The cost of natural gas and electrical power at the Company's Peoria facility in 2004 was approximately $226,000 and $425,000, respectively, higher than they were in 2003. In addition, in connection with its restructuring activities during 2004, Keystone modified its health and welfare benefit plans for active employees. These changes to the health and welfare benefit plans resulted in a significantly higher participation by the employees and a correspondingly lower required contribution by the Company during 2004.

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

     Interest expense during 2004 was slightly lower than 2003 due primarily to lower overall average borrowings and interest rates. The overall average interest rates were impacted by the fact the Company discontinued accruing interest on pre-petition unsecured debt upon filing for Chapter 11 on February 2, 2004. Average borrowings by the Company approximated $99.6 million during 2004 as compared to $101.5 million during 2003. During 2004, the average interest rate on outstanding indebtedness was 2.2% per annum as compared 2.7% per annum during 2003. Keystone currently anticipates average interest rates and debt levels in 2005 will be higher than their respective levels during 2004.

     In connection with its Chapter 11 proceedings, during 2004, Keystone entered into a settlement agreement with its former ferrous scrap supplier resulting in a $5.3 million refund which the Company recorded as a gain on legal settlement on its 2004 statement of operations. There was no such settlement in 2005.

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

     The Company's operating segments are organized along its manufacturing facilities and include three reportable segments: (i) Keystone Steel and Wire ("KSW") which manufacturers and sells wire rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets (ii) Engineered Wire Products ("EWP") which manufactures and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges, and (iii) Keystone Wire Products ("KWP") which manufacturers and sells wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets. In connection with the Company's emergence from Chapter 11 on August 31, 2005, certain operating assets and existing operations of Sherman Wire were sold at fair market value to Keystone, which then used these assets to form and operate KWP, a newly created wholly-owned subsidiary of reorganized Keystone. As such, operating results of this segment prior to Keystone's emergence from Chapter 11 were operating results of Sherman Wire. Operating results of this segment after Keystone's emergence from Chapter 11, were operating results of KWP. In accordance with Keystone's plan of reorganization, the remaining assets of Sherman Wire will eventually be liquidated. EWP was not included in the Company's February 2004 bankruptcy proceedings. See Note 2.

     In addition, prior to July 2003, Keystone also operated three businesses, including Sherman Wire, that did not constitute reportable business segments. These businesses sold wire, nails and wire products for agricultural, industrial, construction, commercial, original manufacturers and retail consumer markets. The results of operations of these businesses are aggregated and included under the "Sherman/KWP" heading in the following tables. During July 2003, Keystone transferred its operations at one of these three businesses to other Keystone facilities, and during August 2003 Keystone sold another of the businesses. As a result, from August 2003, through August 31, 2005, the "Sherman/KWP" heading in the following tables only includes Sherman Wire.

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that (i) defined benefit pension expense for each segment is recognized and measured on the basis of estimated current service cost of each segment, with the remainder of the Company's net defined benefit pension expense or credit not allocated to each segment but still is reported as part of operating profit or loss, (ii) segment OPEB expense is recognized and measured based on the basis of the estimated expense of each segment, with the remainder of the Company's actual OPEB expense not allocated to each segment but still is reported as part of operating profit or loss, (iii) elimination of intercompany profit or loss on ending inventory balances is not allocated to each segment but still is reported as part of operating profit or loss, (iv) LIFO inventory reserve adjustments are not allocated to each segment but still are reported as a part of operating profit or loss, and (v) amortization of goodwill included in general corporate expenses and is not allocated to any segment and is not included in total reported operating profit or loss. General corporate expense also includes OPEB and environmental expense relative to facilities no longer owned by the Company. Intercompany sales between reportable segments are generally recorded at prices that approximate market prices to third-party customers.

                                               Principal
         Business Segment                      entities                Location                   Products
         ----------------                   --------------            ---------                -----------------

Keystone Steel & Wire               Keystone Steel & Wire            Peoria, IL            Billets, wire rod, industrial
                                                                                           wire, nails and fabricated wire
                                                                                           products

Engineered Wire Products            Engineered Wire                  Upper Sandusky,       Fabricated wire products
                                     Products                         OH

Garden Zone                         Garden Zone (1)                  Charleston, SC        Wire, wood and plastic lawn and
                                                                                           garden products

Sherman Wire/KWP                    Sherman Wire/                    Sherman, TX           Industrial wire and fabricated
                                    Keystone Wire                                          wire products
                                     Products
                                    Sherman Wire of                  Caldwell, TX          Industrial wire and fabricated
                                     Caldwell(2)                                           wire products
                                    Keystone Fasteners(3)            Springdale, AR        Nails

(1)      51.0% subsidiary - interest sold in July 2003.
(2)      Transferred operations in July 2003 to Sherman and KSW.
(3)      Business sold in August 2003.

                                                                2003             2004          2005
                                                                ----             ----          ----
                                                                           (In thousands)

Revenues:
  Keystone Steel and Wire                                       $274,284       $346,703        $342,139
  Engineered Wire Products                                        35,260         58,982          62,777
  Garden Zone                                                     12,082              -               -
  Sherman Wire/KWP                                                28,127         16,193          21,655
  Elimination of intersegment
    revenues                                                     (43,082)       (57,543)        (59,026)
                                                               ---------       --------        --------

                                                                $306,671       $364,335        $367,545
                                                                ========       ========        ========

Operating profit (loss):
  Keystone Steel and Wire                                       $(21,388)      $ 10,126        $ (6,091)
  Engineered Wire Products                                         2,721         10,598           9,481
  Garden Zone                                                        700              -               -
  Sherman Wire/KWP                                                (4,579)          (422)         (1,674)
  GAAP adjustments and eliminations                               (6,185)        12,153          21,943
                                                               ---------       --------        --------

                                                                $(28,731)      $ 32,455        $ 23,659
                                                                ========       ========        ========

Keystone Steel & Wire

     KSW's net sales during 2005 declined by $4.6 million or 1.3% to $342.1 million from $346.7 million during 2004 due primarily to lower per-ton product selling prices partially offset by increased shipment volume. During 2005, KSW shipped 8,282 more tons of product than during 2004 although at the lower per-ton selling prices. KSW's average per-ton selling prices during 2005 were approximately $18 per-ton lower than in 2004. KSW believes the lower per-ton selling prices during 2005 were a result of reduced demand for its value-added finished products due to high inventory levels at KSW's customers. During 2005 and 2004, approximately 13% and 14%, respectively, of KSW's net sales were made to other Keystone entities. Significantly all of the sales to other Keystone entities were sales of wire rod.

     During 2005, KSW reported an operating loss of $6.1 million, as compared to recording operating income during 2004 of $10.1 million. The primary reasons for this decline in operating profit were the lower per-ton product selling prices and higher costs for ferrous scrap and natural gas during 2005 partially offset by lower retiree medical costs as a result of the 1114 Agreement.

     KSW's net sales in 2004 increased by $72.4 million or 26.4% to $346.7 million from $274.3 million in 2003, due primarily to higher overall per-ton product selling prices partially offset by lower shipment volumes. KSW sold approximately 79,000 less tons of products in 2004 as compared to 2003, at selling prices $197 per-ton higher than per-ton product selling prices in 2003. KSW believes the lower shipment volume during 2004 was due to its limited production schedules during the period preceding and immediately following Keystone's Chapter 11 filing combined with an initiative to discontinue sales to KSW's less profitable customers. During the last portion of 2003 and throughout 2004, KSW implemented several price increases primarily as a reaction to rapidly increasing ferrous scrap costs, KSW's primary raw material. As a result of these efforts, during 2004, KSW was able to realize significant increases in its per-ton product selling prices. During 2004 and 2003, approximately 14% and 11%, respectively of KSW's net sales were made to other Keystone entities.

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

Engineered Wire Products

     During 2005, EWP recorded net sales of $62.8 million which was a $3.8 million increase over the $59.0 million of net sales recorded during 2004. The primary reason for this increase was a 2005 increase in per-ton product selling prices as shipment volume remained constant between 2004 and 2005. During 2005, EWP's per-ton product selling prices averaged $881 per-ton as compared to $829 per-ton during 2004. EWP shipped approximately 71,000 tons of its products during each of 2004 and 2005.

     Despite a $3.8 million increase in sales during 2005, EWP's operating income declined to $9.5 million during 2005 as compared to $10.6 million during 2004. The primary reason for this decline was that the higher per-ton product selling prices during 2005 were more than offset by higher costs, primarily wire rod, EWP's primary raw material. EWP sources the majority of its wire rod requirements from KSW.

     EWP's net sales of $59.0 million during 2004 were approximately $23.7 million or 67.3% higher than during 2003 due primarily to both increased shipment volume and higher overall per-ton product selling prices. During 2004, EWP sold 5,700 more tons of products than during 2003 at per-ton product selling prices approximately $291 per-ton higher than per-ton selling prices in 2003. During 2004, EWP implemented several price increases primarily as a reaction to rapidly increasing wire rod costs. As a result of these efforts, during 2004, EWP was able to realize significant increases in its per-ton product selling prices.

     As a result of significantly higher per-ton product selling prices during 2004, partially offset by increased wire rod and personnel costs as compared to 2003, EWP recorded a $7.9 million increase in operating income to $10.6 million.

Sherman Wire/KWP

     This segment's sales during 2005 amounted to $21.7 million, a $5.5 million increase over sales during 2004 by this segment of $16.2 million. The primary reason for this increase was an increase in shipment volume partially offset by a decline in per-ton product selling prices. During 2005, this segment shipped 7,428 more tons of product than during 2004. This segment's average per-ton selling price in 2005 was approximately $29 per-ton lower than in 2004. Like the Company's KSW segment, management believes the lower per-ton selling prices during 2005 were a result of reduced demand of its value-added finished products due to high inventory levels at the Company's customers. During 2005 and 2004, approximately 69% and 62%, respectively, of this segment's net sales were made to KSW. The majority of these sales were fabricated wire products.

     Despite increased sales by this segment during 2005, the recorded operating loss increased by $1.3 million to $1.7 million from $422,000 during 2004. The primary reason for this increase in operating loss during 2005 was the lower per-ton product selling prices as well as higher costs for utilities and repairs and maintenance partially offset by lower retiree medical costs as a result of the 1114 Agreement.

     Sherman Wire was the only business in this segment during 2004. Tons shipped by Sherman Wire during 2003 declined by 26,000 tons from shipment levels by the three businesses in this segment during 2004. On a stand alone basis, Sherman Wire's shipment volume declined by 7,000 tons from 2003 to 2004. Sherman Wire believes its lower shipment volume during 2004 was due to its limited production schedules during the period preceding and immediately following Keystone's Chapter 11 filing combined with an initiative to discontinue sales to Sherman Wire's less profitable customers. Sherman Wire recorded net sales of $16.2 million in 2004, as compared to net sales of $28.1 million recorded by the three businesses in this segment during 2003. This $11.9 million decline was due primarily to the sale and transfer of two of the businesses in this segment during 2003 partially offset by a significant increase in Sherman Wire's per-ton product selling prices during 2004. On a stand alone basis, Sherman Wire's net sales during 2004 approximated its net sales in 2003 as increased per-ton product selling prices offset the decline in shipment volume. Sherman Wire's overall per-ton product selling price increased by approximately $224 per-ton during 2004 as compared to the per-ton product selling prices achieved by the businesses in this segment during 2003. On a stand alone basis, Sherman Wire's per-ton product selling prices increased $216 per-ton from 2003 to 2004. During 2004, Sherman Wire implemented several price increases primarily as a reaction to rapidly increasing wire rod costs, Sherman Wire's primary raw material. As a result of these efforts, during 2004, Sherman Wire was able to realize significant increases in its per-ton product selling prices. Sherman Wire sources the majority of its wire rod requirements from KSW. During 2004 and 2003, approximately 62% and 36%, respectively, of this segment's net sales were made to other Keystone entities. These sales to other Keystone entities were sales of industrial wire and fabricated wire products. On a stand alone basis, during 2004 and 2003, approximately 62% and 55%, respectively, of Sherman Wire's net sales were made to other Keystone entities, primarily KSW. The majority of these sales were fabricated wire products.

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

     GAAP adjustments and eliminations in the above table consisted primarily of adjustments to reflect the difference between the defined benefit pension expense or credit and OPEB expense allocated to the segments and the actual expense or credit included in the determination of operating profit or loss. GAAP adjustments and eliminations included a defined benefit pension credit of $10.3 million and $15.3 million during 2004 and 2005, respectively and defined benefit pension expense of $3.8 million during 2003. During 2003, GAAP adjustments and eliminations included OPEB expense of $3.3 million. During 2004, GAAP adjustments and eliminations included OPEB income of $6.1 million.

Related Party Transactions

     As further discussed in Note 13 to the Consolidated Financial Statements, the Company is party to certain transactions with related parties.

     It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

Outlook for 2006

     As a result of the Company's strengthened financial position due to its emergence from Chapter 11, management currently believes Keystone will be able to recapture in 2006 a portion of the market that it lost during the last two years. This market was lost due to customer concerns about the Company's financial stability. As a result, management expects shipment volumes to increase over 2005 levels during 2006. However, due to anticipated market pressures, management currently believes overall per-ton selling prices will decline in 2006 as compared to 2005. Despite these lower selling prices, the Company expects ferrous scrap and energy costs to remain relatively flat in 2006 as compared to 2005. However, these lower selling prices will be tempered by substantially lower retiree medical and restructure costs. As a result, Keystone expects it will report net income for financial reporting purposes, and expects to report positive cash flows from operating activities in 2006. In addition, as a result of significant accumulated net operating losses, the benefit of which has not been previously recognized for financial reporting purposes as the Company does not currently believe meets the "more-likely-than-not" recognition criteria, the Company does not expect to record significant net tax expense associated with its pre-tax income during 2006 until such time as the Company determines (which might or might not occur during 2006) that recognition of the benefit of its gross deferred income tax assets is appropriate under GAAP.

     As discussed above, certain pre-petition liabilities of Sherman Wire remain subject to compromise at December 31, 2005 as their claims have not yet been finally adjudicated. See Note 12 to the Consolidated Financial Statements. When such liabilities are finally adjudicated, it is possible the Company would record an additional gain on cancellation of debt to the extent the amount of the allowed claim was less than the amount of the associated liability recognized in the Company's consolidated financial statements.

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

     Keystone believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other factors. The Company takes into consideration the current financial condition of the customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2003, 2004 and 2005, the net amount written off against the allowance for doubtful accounts as a percentage of the balance of the allowance for doubtful accounts as of the beginning of the year ranged from approximately 3% to 57%.

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

o The Company uses the last-in, first-out ("LIFO") method to determine the cost of certain of its inventories. The LIFO method assumes the last inventory purchases during a period were sold first, leaving remaining inventory on the balance sheet at earlier prices. As such, the LIFO method generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods do. The LIFO method was used to cost approximately 84% and 81% of inventories held at December 31, 2004 and 2005, respectively. The first-in, first-out or average cost methods were used to determine the cost of all other inventories.

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

     Under applicable GAAP (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2005, no such impairment indicators were present.

     Under applicable GAAP (SFAS No. 142, Goodwill and Other Intangible Assets,) goodwill is required to be reviewed for impairment at least on an annual basis. Goodwill will also be reviewed for impairment at other times during each year when impairment indicators, as defined, are present. As discussed in Notes 1 and 19 to the Consolidated Financial Statements, the Company has assigned its goodwill to the EWP reporting unit (as that term is defined in SFAS No. 142). No goodwill impairment was deemed to exist as a result of the Company's annual impairment review completed during the third quarter of 2005. The estimated fair value of the EWP reporting unit was determined based on discounted cash flow projections. Significant judgment is required in estimating the discounted cash flows for the EWP reporting unit. Such estimated cash flows are inherently uncertain, and there can be no assurance that EWP will achieve the future cash flows reflected in its projections.

o    Keystone  records a valuation  allowance to reduce its deferred  income tax
     assets  to  the  amount  that  is   believed  to  be  realized   under  the
     "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income or loss in the period such change in estimate was made. At December 31, 2005, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test and accordingly has provided a valuation allowance for the total gross deferred tax assets.

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

o Keystone sponsors a defined benefit pension plan covering substantially all employees who meet certain eligibility requirements. The Company was not required to make cash contributions to the pension plan during 2005 and is not expected to be required to make cash contributions to its pension plan during 2006. The determination of additional minimum liability, intangible asset, charge to stockholders' equity and pension expense is dependent on the selection of certain actuarial assumptions that attempt to anticipate future events. These pension actuarial assumptions, which are described in
     Note 10 to the Consolidated Financial Statements, include discount rate, expected return on plan assets, rate of future compensation increases, and mortality rates. Actual results that differ from the Company's pension actuarial assumptions are generally accumulated and amortized over future periods and therefore, generally affect the pension asset or liability and pension expense or credit in future periods. While the Company believes its pension actuarial assumptions are appropriate, future material differences between the Company's pension actuarial assumptions and actual results or significant changes in the Company's pension actuarial assumptions, could result in a material increase or decrease in the amount of the reported pension asset or liability and expense or credit, and therefore have a material impact on the Company's reported future results of operations. In addition, the plan could become underfunded under applicable federal regulations, which would require the Company to make cash contributions to the plan. See also the following discussion of Assumptions on Defined Benefit Pension Plans and OPEB Plans - Defined Benefit Pension Plan.

o The determination of the Company's obligation and expense for OPEB benefits is dependent on the selection of certain actuarial assumptions which attempt to anticipate future events. These OPEB actuarial assumptions, which are also described in Note 10 to the Consolidated Financial Statements, include discount rate and mortality rates. Actual results that differ from the Company's OPEB actuarial assumptions are, in accordance with GAAP, generally accumulated and amortized over future periods and therefore, generally affect OPEB obligations and expense in future periods. While the Company believes its OPEB actuarial assumptions are appropriate, future differences between the Company's OPEB actuarial assumptions and actual results or significant changes in the Company's OPEB actuarial assumptions could materially affect the reported amount of the Company's future OPEB obligation and expense, and therefore have a material impact on the Company's reported future results of operations. In addition, the amount the Company ultimately pays for future cash OPEB benefits could be materially different from the amounts inherent in the actuarial assumptions. See also the following discussion of Assumptions on Defined Benefit Pension Plans and OPEB Plans - OPEB plans.

Accounting Principles Newly Adopted in 2005

     See Note 19 to the Consolidated Financial Statements.

Accounting Principles Not Yet Adopted

     See Note 20 to the Consolidated Financial Statements.

Assumptions on Defined Benefit Pension Plans and OPEB Plans

     Defined benefit pension plan. The Company accounts for its defined benefit pension plan using SFAS No. 87, Employer's Accounting for Pensions. Under SFAS No. 87, defined benefit pension plan expense or credit and prepaid or accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. The Company recognized a consolidated defined benefit pension plan credit of $6.8 million in 2004 and $11.7 million in 2005 and a consolidated defined benefit pension expense of $6.9 million in 2003. The amount of funding requirements for the defined benefit pension plan is based upon applicable regulations, and will generally differ from pension expense or credit recognized under SFAS No. 87 for financial reporting purposes. No contributions were required to be made to the Company's defined benefit pension plan during the past three years.

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

     The Company used the following discount rates for its defined benefit pension plan during the last three years:

                                                         Discount rates used for:
                       ------------------------------------------------------------------------------------------------
                               Obligations at                   Obligations at                   Obligations at
                       December 31, 2003 and expense     December 31, 2004 and expense       December 31, 2005 and
                                 in 2004                           in 2005                     expense in 2006
                       -------------------------------  --------------------------------  -----------------------------

                                      6.0%                              5.65%                           5.5%

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

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets of its plan and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Substantially all of Keystone's plan assets are invested in the Combined Master Retirement Trust ("CMRT"), a collective investment trust sponsored by Contran, to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold C. Simmons is the sole trustee of the CMRT. Mr. Simmons and two members of Keystone's board of directors and Master Trust Investment Committee comprise the Trust Investment Committee for the CMRT. The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 18-year history of the CMRT through December 31, 2005, the average annual rate of return has been 14.0%. For 2003, 2004 and 2005, the assumed long-term rate of return utilized for plan assets invested in the CMRT was 10%. In determining the appropriateness of such long-term rate of return assumption, the Company considered, among other things, the historical rate of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. At December 31, 2005, the asset mix of the CMRT was 86% in U.S. equity securities, 3% in U.S. fixed income securities, 7% in international equity securities, 3% in cash and 1% in other investments (primarily real estate).

     The Company regularly reviews its actual asset allocation for its defined benefit pension plan, and will periodically rebalance the investments in the plan to more accurately reflect the targeted allocation when considered appropriate.

     As noted above, the Company's assumed long-term rate of return on plan assets was 10% for each of 2003, 2004 and 2005. The Company currently expects to utilize the same long-term rate of return on plan assets assumption in 2006 as it used in 2005 for purposes of determining the 2006 defined benefit pension plan expense or credit.

     To the extent the defined benefit pension plan's particular pension benefit formula calculates the pension benefit in whole or in part based upon future compensation levels, the projected benefit obligations and the pension expense will be based in part upon expected increases in future compensation levels. For pension benefits that are so calculated, the Company generally bases the assumed expected increase in future compensation levels upon average long-term inflation rates.

     As discussed above, assumed discount rates and rate of return on plan assets are re-evaluated annually. A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase. Conversely, an increase in the assumed discount rate generally results in an actuarial gain. In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss. Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter than assumed in mortality tables that are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality table themselves or plan amendments, will also result in actuarial losses or gains. Under GAAP, all of such actuarial gains and losses are not recognized in earnings currently, but instead are deferred and amortized into income in the future as part of net periodic defined benefit pension cost. However, any actuarial gains generated in future periods would reduce the negative amortization effect of any cumulative unrecognized actuarial losses, while any actuarial losses generated in future periods would reduce the favorable amortization effect of any cumulative unrecognized actuarial gains.

     During 2005, the Company's defined benefit pension plans generated a net actuarial gain of approximately $254 million. This actuarial gain resulted primarily from the effect of the actual return on plan assets ($304 million) exceeded the expected return on plan assets ($41 million), offset in part by an actuarial loss resulting primarily from the reduction in the assumed discount rate. As discussed above, actuarial gains and losses are deferred and amortized into income in future periods. As a result, the amount of prepaid pension cost recognized by the Company at December 31, 2005 ($145 million) is less than the excess of the fair value of plan assets over the actuarially determined present value of estimated benefit payments ($309 million).

     Based on the actuarial assumptions described above, Keystone expects its 2006 defined benefit pension credit will exceed 2005's defined benefit pension credit of $11.7 million. Keystone was not required to make contributions to the defined benefit pension plan during 2003, 2004 or 2005 and does not expect to be required to make any contributions during 2006.

     As noted above, defined benefit pension expense or credit and the amounts recognized as prepaid or accrued pension costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If Keystone had lowered the assumed discount rate by 25 basis points as of December 31, 2005, the Company's projected and accumulated benefit obligations would have increased by approximately $10.0 million and $9.6 million, respectively at that date, and the defined benefit pension credit would be expected to decrease by approximately $487,000 during 2006. Similarly, if Keystone lowered the assumed long-term rate of return on plan assets by 25 basis points for its defined benefit pension plan, the defined benefit pension credit would be expected to decrease by approximately $1.0 million during 2006.

     OPEB plans. The Company currently provides certain post retirement benefits for eligible retired employees. See Note 10 to the Consolidated Financial Statements. The Company accounts for such OPEB costs under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions. Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, including the assumed discount rate. The Company recognized consolidated OPEB expense of $17.5 million in 2003, $20.9 million in 2004 and $8.9 million in 2005. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $10.3 million in 2003, $5.3 million in 2004 and $8.3 million in 2005. The amount of OPEB contributions made by the Company in 2004 and 2005, which was lower than the Company's contributions in 2003 of $10.3 million, reflects in part certain interim relief related to the Company's retiree medical plans that were approved by the Bankruptcy Court in connection with the Company's Chapter 11 filing as well as the subsequent 1114 Agreement.

     The assumed discount rates the Company utilizes for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates the Company utilizes for its defined benefit pension plan. Because future OPEB payments are not based on health care costs, changes in the healthcare cost trend rate do not impact future OPEB expense or obligations.

     As discussed above, assumed discount rates are re-evaluated annually. A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase. Conversely, an increase in the assumed discount rate generally results in an actuarial gain. Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter than assumed in mortality tables which are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality table themselves or plan amendments, will also result in actuarial losses or gains. Under GAAP, all of such actuarial gains and losses are not recognized in earnings currently, but instead are deferred and amortized into income in the future as part of net periodic OPEB cost. However, any actuarial gains generated in future periods would reduce the negative amortization effect of any cumulative unrecognized actuarial losses, while any actuarial losses generated in future periods would reduce the favorable amortization effect of any cumulative unrecognized actuarial gains.

     As discussed above, during 2004 the Company entered into an agreement (the "1114 Agreement") with certain retiree groups that substantially reduced the OPEB benefits that will be paid to these retiree groups in the future. Prior to confirmation of Keystone's definitive plan of reorganization, the bankruptcy court could have rescinded the 1114 Agreement and therefore the 1114 Agreement was not definitive until it was confirmed by the court in connection with Keystone's emergence from Chapter 11 on August 31, 2005. Concurrent confirmation of the 1114 Agreement in August 2005, GAAP then required the effect of the substantially reduced OPEB benefits agreed to as part of the 1114 Agreement be accounted for as a plan amendment, the benefit of which is amortized into income over future periods. As a result, the Company's OPEB plans generated an aggregate $192 million actuarial gain during 2005, and the amount of the Company's aggregate accrued OPEB costs at December 31, 2005 ($137 million) exceeds the actuarially-determined present value of the estimated future benefit payments at such date ($39 million).

     Based on the actuarial assumptions described above and changes to the Company's post retirement benefit plans during 2004 and in connection with Keystone's Chapter 11 filings, the Company expects it will record a consolidated $6.6 million OPEB credit in 2006. In comparison, the Company expects to make $4.3 million of contributions to such plans during 2006.

     As noted above, OPEB expense and the amount recognized as accrued OPEB costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its OPEB plans as of December 31, 2005, the Company's aggregate accumulated OPEB obligations would have increased by approximately $906,000 at that date, and the Company's OPEB expense would be expected to increase by $319,000 during 2006.

Liquidity and Capital Resources

     At December 31, 2005, Keystone had working capital of $36.4 million, including $5.5 million of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facility of $32.1 million. The amount of available borrowings under Keystone's revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. At December 31, 2005, $4.6 million of letters of credit were outstanding and unused credit available for borrowing under Keystone's revolving credit facility was $21.6 million. The revolving credit facility requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. Accordingly, any outstanding balances under this facility are always classified as a current liability regardless of the maturity date of the facility.

     Despite a $23.2 million increase in earnings between 2004 and 2005, the Company's operations used $30.7 million in cash during 2005 as compared to the $11.9 million of cash provided by operations in 2004. The significant reasons for this difference were the $32.5 million non-cash gain on cancellation of debt during 2005, a $15.1 million decline in the Company's non-cash pension expense during 2005, a $5.0 million increase in the Company's non-cash pension credit during 2005 and a $1.9 million increase in reorganization costs paid during 2005 all partially offset by a $5.3 million non-cash gain on a legal settlement during 2004.

     During 2005, Keystone made capital expenditures of approximately $9.8 million, primarily related to upgrades of production equipment at its facility in Peoria, Illinois, as compared to $5.1 million in 2004. Capital expenditures for 2006 are expected to be approximately $23.0 million and are related primarily to a plant expansion at EWP and upgrades to production equipment at KSW. Such capital expenditures are expected to be funded using cash flows from operations together with borrowing availability under Keystone's credit facility.

     At December 31, 2005, the Company's financial statements reflected accrued liabilities of $15.4 million ($8.5 million of which is included in liabilities subject to compromise on the Company's balance sheet) for estimated remediation costs for those environmental matters that Keystone believes are probable and reasonably estimable. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. Keystone believes it is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to Keystone for sites for which the Company believes it is possible to estimate costs is approximately $16 million.

     Keystone is not expected to be required to make contributions to its pension plan during 2006. Future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases to pension expense or credit and funding requirements in future periods. See Note 10 to the Consolidated Financial Statements.

     The Company periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. At December 31, 2005, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test. As such, the Company has provided a deferred tax asset valuation allowance of approximately $10.7 million at December 31, 2005, or all of the Company's deferred tax asset. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could change the valuation allowance related to its deferred tax assets in the future. The Company does not currently expect it will be appropriate to recognize a tax provision associated with its expected pre-tax income during 2006.

     Keystone incurs significant ongoing costs for plant and equipment and pays substantial benefits for both current and retired employees. As such, Keystone is vulnerable to business downturns and increases in costs, and accordingly, routinely compares its liquidity requirements and capital needs against its estimated future operating cash flows. During Keystone's Chapter 11 proceedings, the Company negotiated a favorable amendment to the collective bargaining agreement with its largest labor union and received permanent relief with respect to certain OPEB payments to retirees. Keystone is also taking additional action towards improving its liquidity. These actions include, but are not limited to, reducing inventory levels through more efficient production schedules and modifying coverages and participant contribution levels of medical plans for both employees and retirees. Keystone has also considered, and may in the future consider, the sale of certain divisions or subsidiaries that are not necessary to achieve the Company's long-term business objectives. Keystone currently believes these efforts combined with its existing credit facilities will provide sufficient liquidity for the Company's operations during the next year.

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

                                                    Payment due date
                                                ---------------------------------------
                                                                                               2011 and
Contractual commitment                             2006        2007/2008       2009/2010          after        Total
                                                  ------       ---------       ---------       ----------      -----
                                                                          (In thousands)

Indebtedness:
   Principal                                      $ 5,466        $40,203         $54,696           $ -        $100,365
   Interest                                         4,277          8,047           5,327             -          17,651

Operating leases                                      495            274             128             -             897

Product supply agreements                           1,613          2,400           2,400          1,500          7,913
                                                  -------        -------         -------        -------       --------

                                                  $11,851        $50,924         $62,551         $1,500       $126,826
                                                  =======        =======         =======         ======       ========

     The timing and amounts shown in the above table for the Company's commitments related to indebtedness (both principal and interest), operating leases and product supply agreements are based upon the contractual payment amount and the contractual payment date for such commitments. In addition, balances due under the Company's revolving credit facilities are shown as current maturities in the Company's Consolidated Financial Statements at December 31, 2005. However, the above table reflects maturities of these facilities only upon the contracted expiration of the respective facility.

     In addition, the Company is party to an agreement that requires quarterly contributions of $75,000 to an environmental trust fund. Monies in the trust fund are made available to the Company as the related environmental site is remediated.

     The above table does not reflect any amounts that the Company might pay to fund its defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future census data. Such defined benefit pension plans and OPEB plans are discussed above in greater detail.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Keystone's exposure to changes in interest rates relates primarily to long-term debt obligations. At December 31, 2005, approximately 66% of the Company's long-term debt was comprised of fixed rate instruments, which minimize earnings volatility related to interest expense. Keystone does not currently participate in interest rate-related derivative financial instruments.

     The table below presents principal amounts (including a total of approximately $470,000 of interest that will be converted to principal during
2006) and related weighted-average interest rates by maturity date for Keystone's long-term debt obligations.

                                                    Contracted Maturity Date                                 Estimated
                             ---------------------------------------------------------------------          Fair Value
                             2006      2007      2008      2009      2010      Thereafter    Total       December 31, 2005
                             ----      ----      ----      ----      ----      ----------    -----       -----------------
                                                                  ($ In thousands)

Fixed-rate debt -
  Principal amount          $  867    $21,364    $9,657   $10,312     $ -         $ -        $42,200         $31,439

  Weighted-average
    interest rate              .1%      1.5%       1.9%      1.4%       -%         - %          1.6%

Variable-rate debt-
  Principal amount          $4,599    $ 4,592    $4,590   $ 4,590  $39,794        $ -        $58,165         $58,165

  Weighted-average
    interest rate             7.3%      7.3%       7.3%      7.3%     7.3%         - %          7.3%

     At December 31, 2004, long-term debt included $27.6 of million variable-rate debt which approximated fair value, with a weighted-average interest rate of 5.7%. Due to the significant uncertainties surrounding the Company's Chapter 11 proceedings, management was unable to estimate the aggregate fair value of Keystone's fixed rate notes, with a weighted-average interest rate of 2.0%, at December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information called for by this Item is contained in a separate section of this report. See Index of Financial Statements and Financial Statement Schedule on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the "Act"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the Securities and Exchange Commission (the "SEC"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, the Company's President and Chief Executive Officer, and Bert E. Downing, Jr., the Company's Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the Company's disclosure controls and procedures as of December 31, 2005. Based upon their evaluation, and solely as a result of the material weaknesses discussed below, these executive officers have concluded the Company's disclosure controls and procedures were not effective as of December 31, 2005.

     Internal Control Over Financial Reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management of the Company has concluded that the following control deficiencies constitute material weaknesses in the Company's internal control over financial reporting:

(1) As of December 31, 2005, the Company did not maintain effective controls over the completeness and accuracy of net sales and related cost of goods sold. Specifically, the Company did not have controls designed and in place to detect sales made under the terms F.O.B. at the customer's location. Additionally, the Company did not maintain effective controls over the review and monitoring of the accuracy and completeness of net sales and costs of goods sold. This control deficiency resulted in adjustments to net sales and cost of goods sold in the third quarter of 2005.
(2) As of December 31, 2005, the Company did not maintain effective controls over the presentation and classification of cash overdrafts. Specifically, effective controls were not designed and in place to ensure that cash overdrafts were properly classified as indebtedness in the Company's consolidated balance sheet, and that changes in its cash overdrafts were properly included in the determination of cash flows from financing activities. This control deficiency resulted in the restatement of the Company's 2003 and 2004 annual consolidated financial statements and audit adjustments to both its 2004 interim consolidated financial statements and its annual and interim 2005 consolidated financial statements affecting ccounts payable and the current portion of long-term debt.

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

     Changes in Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the Keystone Proxy Statement. See also Note 13 to the Consolidated Financial Statements.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Independent Auditors. The firm of PricewaterhouseCoopers LLP ("PwC") served as Keystone's independent registered public accounting firm for the year ended December 31, 2005. Keystone expects PwC will be considered for appointment to audit Keystone's annual consolidated financial statements for the year ending December 31, 2006.

     Pre-approval Policies and Procedures. Keystone's audit committee has implemented pre-approval policies and procedures that require the audit committee to pre-approve any services Keystone's independent registered public accounting firm provides to Keystone or its subsidiaries.

     Fees Paid to PwC. The following table shows the aggregate fees PwC has billed or is expected to bill to Keystone and its subsidiaries for services rendered for 2004 and 2005.

                        Type of Fees                                         2004                 2005
                        ------------                                         ----                 ----

Audit Fees (1)                                                             $443,000              $498,000
Audit-Related Fees (2)                                                      132,500                  -
Tax Fees                                                                       -                     -
All Other Fees                                                                 -                     -
                                                                           --------              --------

Total                                                                      $575,500              $498,000
                                                                           ========              ========

_______________________

(1)  Fees for the following services:

     (a) audits of Keystone's consolidated year-end financial statements for each year ($423,000 and $393,000 in 2004 and 2005, respectively);
     (b) reviews of the unaudited quarterly financial statements appearing in Keystone's Form 10-Q for each of the first three quarters of 2005;
     (c) normally provided statutory or regulatory filings or engagements for each year; and
     (d) the estimated out-of-pocket costs PwC incurred in providing all of such services for which Keystone reimburses PwC.
     (e) accounting consultations concerning comment letters received from the United States Securities and Exchange Commission ($20,000 in 2004)

(2)  2004 - Fees for employee benefit plan audits.



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


Exhibit No.                          Exhibit


  4.3 Dated as of August 7, 1997 Between Registrant as Issuer and the Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

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

 4.37 Letter agreement dated July 31, 2005, amending Debtor-In-Possession Credit Agreement by and between Registrant and EWP Financial LLC.

 4.38 Stock Pledge Agreement dated as of November 21, 2001, by and between Registrant and EWP Financial LLC. (Incorporated by reference to
          Exhibit 4.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.39 Form of Registrant's 6% Subordinated Unsecured Note dated as of March 15, 2002. (Incorporated by reference to Exhibit 4.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.40 Form of Registrant's 8% Subordinated Secured Note dated as of March 15, 2002. (Incorporated by reference to Exhibit 4.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.41 Indenture Dated as of March 15, 2002, related to Registrant's 8% Subordinated Secured Notes Between Registrant as Issuer, and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

 4.42 Supplemental Indenture No. 1 dated as of August 31, 2005, related to Registrant's 8% Subordinated Secured Notes between Registrant as issuer, and U.S. Bank National Association as Trustee.

 4.43 Revolving credit Facility Promissory Note dated as of January 5, 2004, by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to Exhibit 4.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

 4.44 Business Loan Agreement (Asset Based) dated as of January 5, 2004, by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to Exhibit 4.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).


Exhibit No.                          Exhibit

 4.45 Term Promissory Note dated as of January 5, 2004, by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to Exhibit 4.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

 4.46 Commercial Security Agreement dated as of January 5, 2004, by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to Exhibit 4.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

 4.47 Amendment to Loan Agreement dated May 17, 2004 by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to Exhibit 4.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

 4.48 Business Loan Extension Agreement dated June 18, 2004 by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to Exhibit 4.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

 4.49 Business Loan Extension Agreement dated September 30, 2004 by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to Exhibit 4.47 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

 4.50 Business Loan Extension Agreement dated December 22, 2004 by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to Exhibit 4.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

 4.51 Business Loan Extension Agreement dated March 30, 2005 by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to Exhibit 4.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

 4.52 Business Loan Extension Agreement dated June 27, 2005, by and between Engineered Wire Products, Inc. and Bank One, N.A. (Incorporated by reference to Exhibit 4.50 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

 4.53 Loan and Security Agreement dated August 31, 2005 by and between the Registrant and Wachovia Capital Finance Corporation (Central). (Incorporated by reference to Exhibit 4.51 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

 4.54 Promissory Note dated August 31, 2005, from Registrant to Jack B. Fishman Esq. as trustee for holders of Class A6 claims.

 4.55 Securities Pledge Agreement dated August 31, 2005, by and between Registrant and Jack B. Fishman Esq. as trustee for holders of Class A6 claims.

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


Exhibit No.                          Exhibit


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

 10.10 Intercorporate Services Agreement dated as of September 1, 2005 by and between Registrant and Contran Corporation.

 21       Subsidiaries of the Company.

 31.1     Certification

 31.2     Certification

 32.1     Certification


  *Management contract, compensatory plan or agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated March 31, 2006, thereunto duly authorized.

                                       KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                                   (Registrant)



                                       /s/ GLENN R. SIMMONS
                                       Glenn R. Simmons
                                       Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and dated as of March 31, 2006 by the following persons on behalf of the registrant and in the capacities indicated:


/s/ GLENN R. SIMMONS               /s/ STEVEN L. WATSON
------------------------           --------------------------
Glenn R. Simmons                   Steven L. Watson
Chairman of the Board              Director

/s/ PAUL M. BASS, JR.              /s/ DONALD P. ZIMA
------------------------           --------------------------
Paul M. Bass, Jr.                  Donald P. Zima
Director                           Director

/s/ RICHARD R. BURKHART            /s/ DAVID L. CHEEK
------------------------           --------------------------
Richard R. Burkhart                David L. Cheek
Director                           President and
                                   Chief Executive Officer

/s/ JOHN R. PARKER                 /s/ BERT E. DOWNING, JR.
------------------------           --------------------------
John R. Parker                     Bert E. Downing, Jr.
Director                           Vice President, Chief
                                   Financial Officer, Corporate
                                   Controller and Treasurer
/s/ TROY T. TAYLOR                 (Principal Accounting and
------------------------           Financial Officer)
Troy T. Taylor
Director

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

                            Items 8, 14(a) and 14(d)

   Index of Consolidated Financial Statements and Financial Statement Schedule

                                                                         Page
Financial Statements

  Report of Independent Registered Public Accounting Firm                 F-2

  Consolidated Balance Sheets -
   December 31, 2004 and 2005                                             F-3

  Consolidated Statements of Operations -
   Years ended December 31, 2003, 2004 and 2005                           F-5

  Consolidated Statements of Comprehensive Income (Loss) -
   Years ended December 31, 2003, 2004 and 2005                           F-7

  Consolidated Statements of Stockholders' Equity (Deficit) -
   Years ended December 31, 2003, 2004 and 2005                           F-8

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2003, 2004 and 2005                           F-9

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Keystone Consolidated  Industries,
Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Keystone Consolidated Industries, Inc. and its subsidiaries at December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company restated its 2004 and 2003 consolidated financial statements.




PricewaterhouseCoopers LLP

Dallas, Texas
March 31, 2006


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2004 and 2005
                        (In thousands, except share data)




               ASSETS                                                                    2004            2005
                                                                                      ---------        --------
                                                                                    (Restated)

 Current assets:
   Accounts receivable, net of allowances
     of $448 and $451                                                                  $ 26,729        $ 46,199
   Inventories                                                                           53,017          69,691
   Prepaid expenses and other                                                             2,017           2,760
   Restricted investments                                                                 5,373           1,040
                                                                                       --------        --------

       Total current assets                                                              87,136         119,690
                                                                                       --------        --------

 Property, plant and equipment:
   Land, buildings and improvements                                                      56,252          55,382
   Machinery and equipment                                                              311,226         310,446
   Construction in progress                                                               1,558           3,949
                                                                                       --------        --------
                                                                                        369,036         369,777
   Less accumulated depreciation                                                        275,003         283,004
                                                                                       --------        --------

       Net property, plant and equipment                                                 94,033          86,773
                                                                                       --------        --------

 Other assets:
   Restricted investments                                                                 5,965           4,758
   Prepaid pension cost                                                                 133,443         145,152
   Deferred financing costs                                                               1,226             902
   Goodwill                                                                                 752             752
   Other                                                                                    727             337
                                                                                       --------        --------

       Total other assets                                                               142,113         151,901
                                                                                       --------        --------

                                                                                       $323,282        $358,364
                                                                                       ========        ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2004 and 2005
                        (In thousands, except share data)



                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                       2004            2005
                                                                                      ------          ------
                                                                                    (Restated)

 Current liabilities:
   Notes payable and current maturities of
    long-term debt                                                                    $  51,640       $  41,640
   Accounts payable                                                                       3,801           9,797
   Accounts payable to affiliates                                                           821               -
   Accrued OPEB cost                                                                          -           4,256
   Other accrued liabilities                                                             18,964          27,624
                                                                                       --------       ---------

         Total current liabilities                                                       75,226          83,317
                                                                                       --------       ---------

 Noncurrent liabilities:
   Long-term debt                                                                        14,345          58,255
   Accrued OPEB cost                                                                     13,478         133,208
   Other                                                                                    988           5,577
                                                                                       --------       ---------

       Total noncurrent liabilities                                                      28,811         197,040
                                                                                       --------       ---------

 Liabilities subject to compromise                                                      212,346          10,476
                                                                                       --------       ---------

 Series A preferred stock, $1,000 stated
  value; 250,000 shares authorized and 71,899
  shares issued in 2004                                                                   2,112            -
                                                                                       --------       ---------

 Stockholders' equity:
   Common stock, $1.00 stated value, 27,000,000
    shares authorized and 10,069,584 shares issued
    in 2004; $.01 par value, 11,000,000 shares
    authorized and 10,000,000 shares issued and
    outstanding in 2005                                                                  10,798             100
   Additional paid-in capital                                                            41,225          75,423
   Accumulated deficit                                                                  (47,224)         (7,992)
   Treasury stock - 1,134 shares, at cost in 2004                                           (12)           -
                                                                                       --------       ---------

       Total stockholders' equity                                                         4,787          67,531
                                                                                       --------       ---------

                                                                                      $ 323,282       $ 358,364
                                                                                      =========       =========



Commitments and contingencies (Notes 15, 16 and 17).

          See accompanying notes to consolidated finanical statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2003, 2004 and 2005
                      (In thousands, except per share data)

                                                                           2003            2004            2005
                                                                           ----            ----            ----

 Net sales                                                              $306,671         $364,335        $367,545
 Cost of goods sold                                                      310,881          322,232         337,541
                                                                        --------         --------        --------
   Gross margin (loss)                                                    (4,210)          42,103          30,004
                                                                        --------         --------        --------

 Selling expense                                                           6,934            5,634           6,251
 General and administrative expense                                       10,689           10,766          11,804
 Defined benefit pension expense (credit)                                  6,898           (6,752)        (11,710)
                                                                        --------         --------        --------

                                                                          24,521            9,648           6,345
                                                                        --------         --------        --------

 Operating income (loss)                                                 (28,731)          32,455          23,659
                                                                        --------         --------        --------

 General corporate income (expense):
   Corporate expense                                                      (5,973)          (6,253)         (3,466)
   Interest expense                                                       (3,941)          (3,705)         (3,992)
   Interest income                                                            41              132             266
   Gain on legal settlement                                                 -               5,284               -
   Gain on sale of business units                                          1,073                -               -
   Other income, net                                                         313              684             993
                                                                        --------         --------        --------

                                                                          (8,487)          (3,858)         (6,199)
                                                                        --------         --------        --------

       Income (loss) before income taxes
        and reorganization items                                         (37,218)          28,597          17,460
                                                                        --------         --------        --------

 Reorganization items:
   Reorganization costs                                                     -             (11,158)        (10,308)
   Gain on cancellation of debt                                             -                -             32,510
                                                                        --------         --------        --------

                                                                            -             (11,158)         22,202
                                                                        --------         --------        --------

   Income (loss) before income taxes                                     (37,218)          17,439          39,662

 Provision for income taxes                                                    -            1,379             430

 Minority interest in after-tax earnings                                     299             -               -
                                                                        --------         --------        --------

       Net income (loss)                                                 (37,517)          16,060          39,232

   Dividends on preferred stock                                            5,940            1,223            -
                                                                        --------         --------        --------

   Net income (loss) available for
    common shares                                                       $(43,457)        $ 14,837        $ 39,232
                                                                        ========         ========        ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                  Years ended December 31, 2003, 2004 and 2005
                      (In thousands, except per share data)

                                                                     2003            2004            2005
                                                                     ----            ----            ----

 Basic earnings (loss) per share
  available for common shares                                     $ (4.32)        $  1.47         $  4.12
                                                                  =======         =======         =======

 Basic shares outstanding                                          10,068          10,068          10,046
                                                                  =======         =======         =======

 Diluted earnings (loss) per share
  available for common shares                                     $ (4.32)        $   .57         $  1.88
                                                                  =======         =======         =======

 Diluted shares outstanding                                        10,068          28,043          22,029
                                                                  =======         =======         =======





          See accompanying notes to consolidated finanical statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  Years ended December 31, 2003, 2004 and 2005
                                 (In thousands)



                                                                     2003            2004            2005
                                                                     ----            ----            ----

 Net income (loss)                                               $(37,517)        $ 16,060        $ 39,232

 Other comprehensive income (loss), net
  of tax -
   Pension liabilities adjustment                                 170,307             -               -
                                                                 --------         --------        --------

     Comprehensive income (loss)                                 $132,790         $ 16,060        $ 39,232
                                                                 ========         ========        ========




        See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 2003, 2004 and 2005
                                 (In thousands)



                                                                         Accumulated
                                                                           other
                                                                       comprehensive
                                     Common stock         Additional       loss -
                                  -------------------      paid-in         Pension        Accumulated      Treasury
                                  Shares       Amount      capital       Liabilities        (deficit)       stock         Total
                                  ------       ------     ---------      -----------      -----------      --------      -------


 Balance - December 31, 2002      10,068      $10,798      $48,388       $(170,307)         $(25,767)       $(12)      $(136,900)

 Net loss                           -            -            -               -              (37,517)         -          (37,517)

 Preferred stock dividends          -            -          (5,940)           -                 -             -           (5,940)

 Other comprehensive income         -            -            -            170,307              -             -          170,307
                                 -------     --------    ---------       ---------          --------        ----        --------

 Balance - December 31, 2003      10,068       10,798       42,448            -              (63,284)        (12)        (10,050)

 Net income                            -            -            -               -            16,060           -          16,060

 Preferred stock dividends          -            -          (1,223)           -                 -             -           (1,223)
                                 -------     --------    ---------       ---------          --------        ----        --------

 Balance - December 31, 2004      10,068       10,798       41,225            -              (47,224)        (12)          4,787

 Net income                            -         -               -            -               39,232          -           39,232

 Cancellation of common stock    (10,068)     (10,798)      10,786            -                 -             12            -

 Cancellation of Series A
  Preferred Stock                   -            -           2,112               -                 -           -           2,112

 Issuance of common stock         10,000          100       21,300            -                 -             -           21,400
                                 -------     --------    ---------       ---------          --------        ----        --------

 Balance - December 31, 2005      10,000      $   100      $75,423        $   -             $ (7,992)      $  -         $ 67,531
                                 =======      =======      =======        ========          ========       =====        ========


        See accompanying notes to consolidated financial statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2003, 2004 and 2005
                                 (In thousands)

                                                                           2003           2004            2005
                                                                         --------      ---------        --------
                                                                        (Restated)     (Restated)

 Cash flows from operating activities:
   Net income (loss)                                                      $(37,517)      $ 16,060       $ 39,232
   Depreciation and amortization                                            16,461         15,812         15,745
   Amortization of deferred financing costs                                    742          1,108            694
   Non-cash OPEB expense                                                     7,158         15,655            560
   Non-cash defined benefit pension
    expense (credit)                                                         6,898         (6,752)       (11,710)
   Gain on cancellation of debt                                                  -              -        (32,510)
   Gain on legal settlement                                                      -         (5,284)             -
   Reorganization costs accrued                                                  -         11,158         10,307
   Reorganization costs paid                                                     -         (8,275)       (10,133)
   Other, net                                                               (1,440)           576             29
   Change in assets and liabilities:
     Accounts receivable                                                     5,887        (11,049)       (19,473)
     Inventories                                                            20,097        (29,012)       (16,674)
     Accounts payable                                                       (6,191)         8,155          4,252
     Other, net                                                             (5,875)         3,702        (11,004)
                                                                          --------      ---------      ---------

       Net cash provided (used) by operating
         activities                                                          6,220         11,854        (30,685)
                                                                          --------      ---------      ---------

 Cash flows from investing activities:
   Capital expenditures                                                     (2,683)        (5,080)        (9,772)
   Proceeds from sale of business units                                      3,344           -              -
   Collection of notes receivable                                               75             75             75
   Restricted investments                                                     (141)        (5,467)         5,540
   Other, net                                                                 (619)            76          1,261
                                                                          --------      ---------      ---------

       Net cash used by investing
        activities                                                             (24)       (10,396)        (2,896)
                                                                          --------      ---------      ---------

 Cash flows from financing activities:
   Revolving credit facilities, net                                         (7,308)       (14,222)        28,314
   Other notes payable and long-term debt:
     Additions                                                               3,588         16,028         23,372
     Principal payments                                                     (2,446)        (2,537)       (17,575)
   Deferred financing costs paid                                               (30)          (727)          (530)
                                                                          --------      ---------      ---------

     Net cash provided (used) by financing
        activities                                                          (6,196)        (1,458)        33,581
                                                                          --------      ---------      ---------

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2003, 2004 and 2005
                                 (In thousands)


                                                                         2003           2004            2005
                                                                        ------         ------          ------
                                                                      (Restated)     (Restated)

 Cash and cash equivalents:
   Net change from operations, investing
    and financing activities                                                  -              -              -

   Balance at beginning of year                                               -              -              -
                                                                          --------       -------        --------

   Balance at end of year                                                 $   -          $   -          $   -
                                                                          ========       =======        ========


 Supplemental disclosures:
   Cash paid (received) for:
     Interest, net of amounts capitalized                                 $  2,789       $  2,306       $  3,195
     Income taxes, net                                                          18            (27)           985
   Common stock issued in exchange for
    extinguishment of certain pre-petition
    unsecured and DIP claims                                                     -              -         21,400
   Note issued in exchange for extinguishment
    of certain pre-petition unsecured claims                                     -              -          4,800

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Restatement and summary of significant accounting policies

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

     Accordingly, the Company has restated its consolidated financial statements at December 31, 2004 and its consolidated statements of cash flows for the years ended December 31, 2003 and 2004, as contained in this Form 10-K, to reflect this correction. The $2.7 million adjustment to the 2004 balance sheet is a result of $3.8 million of cash receipts net of $1.1 million of cash overdrafts.

     The following tables show (i) selected consolidated balance sheet data as of December 31, 2004, and selected consolidated statements of cash flow data for the years ended December 31, 2003 and 2004, in each case as previously reported,
(ii) adjustments to such consolidated financial statement data to reflect the effect of this restatement and (iii) such consolidated financial statement data, as restated.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                    SELECTED CONSOLIDATED BALANCE SHEET DATA
                                December 31, 2004
                                 (In thousands)

                                                                               December 31, 2004
                                                             ----------------------------------------------------
                                                              Previously
                                                               Reported           Adjustments         As restated
                                                             ------------         -----------         -----------

Selected balance sheet items:

Notes payable and current maturities
 of long-term debt                                               $ 54,336            $ (2,696)            $ 51,640
                                                                 ========            ========             ========

Accounts payable                                                 $  1,105            $  2,696             $  3,801
                                                                 ========            ========             ========

Total current liabilities                                        $ 75,226            $   -                $ 75,226
                                                                 ========            ========             ========


                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                SELECTED CONSOLIDATED STATEMENT OF CASH FLOW DATA
                                 (In thousands)

                                                                        Year ended December 31, 2004
                                                             ----------------------------------------------------
                                                              Previously
                                                               Reported           Adjustments         As restated
                                                             ------------         -----------         -----------

Items comprising cash flow provided
 by operating activities:

  Change in accounts payable                                     $  4,237            $  3,918             $  8,155
                                                                 ========            ========             ========

  Total cash flow provided by
   operating activities                                          $  7,936            $  3,918             $ 11,854
                                                                 ========            ========             ========

Items comprising cash flow
 provided (used) by financing
 activities:

  Revolving credit facilities, net                               $(10,304)           $ (3,918)           $ (14,222)
                                                                 ========            ========             ========

  Total cash flow provided (used)
   by financing activities                                       $  2,460            $ (3,918)            $ (1,458)
                                                                 ========            ========             ========

Cash and cash equivalents -
  Net change from operations,
   investing and financing
   activities                                                    $   -               $   -                $   -
                                                                 ========            ========             ========


                                                                          Year ended December 31, 2003
                                                             ----------------------------------------------------
                                                              Previously
                                                               Reported           Adjustments         As restated
                                                             ------------         -----------         -----------

Items comprising cash flow provided
 (used) by operating activities:

  Change in accounts payable                                     $ (6,412)           $    221             $ (6,191)
                                                                 ========            ========             ========

  Total cash flow provided by
   operating activities                                          $  5,999            $    221             $  6,220
                                                                 ========            ========             ========

Items comprising cash flow
 provided (used) by financing
 activities:

  Revolving credit facilities, net                               $ (7,087)           $   (221)            $ (7,308)
                                                                 ========            ========             ========

  Total cash flow provided (used)
   by financing activities                                       $ (5,975)           $   (221)            $ (6,196)
                                                                 ========            ========             ========

Cash and cash equivalents -
  Net change from operations,
   investing and financing
   activities                                                    $   -               $   -                $   -
                                                                 ========            ========             ========



Summary of significant accounting policies.

     At December 31, 2005, Keystone Consolidated Industries, Inc. ("Keystone" or "the Company") is 51% owned by Contran Corporation ("Contran"). Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Harold C. Simmons, of which Mr. Simmons is sole trustee. Consequently, Mr. Simmons may be deemed to control the Company.

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

     Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date ("Pre-petition Claims") are stayed, absent specific authorization by the Court to pay such claims, while the Company continues to manage the business as a debtor-in-possession. Keystone received approval from the Court to pay certain of its Pre-petition Claims including employee wages and certain employee benefits. All of the Company's liabilities at February 26, 2004 (other than liabilities of one of the Company's subsidiaries that was not a party to the bankruptcy filing), are considered Pre-petition Claims.

     Management's Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

     Principles of consolidation. The consolidated financial statements include the accounts of Keystone and its majority-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2005 presentation.

     Fiscal year. The Company's fiscal year is 52 or 53 weeks and ends on the last Sunday in December. Each of fiscal 2003, 2004 and 2005 were 52-week years.

     Inventories and cost of sales. Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of approximately 84% and 81% of the inventories held at December 31, 2004 and 2005, respectively. The first-in, first-out or average cost methods are used to determine the cost of all other inventories. Cost of sales include costs for materials, packing and finishing, utilities, salaries and benefits, maintenance, shipping and handling costs and depreciation.


     Property, plant and equipment and depreciation expense. Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is computed using principally the straight-line method over the estimated useful lives of 10 to 30 years for buildings and improvements and three to 12 years for machinery and equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Depreciation expense for financial reporting purposes amounted to $16,459,000, $15,812,000 and $15,745,000 during the years ended December 31, 2003, 2004 and 2005, respectively. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

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

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized in each of 2003 and 2004 amounted to $3,000. Interest cost capitalized in 2005 amounted to $1,000.

     When events or changes in circumstances indicate assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. The Company assesses impairment of other long-lived assets (such as property and equipment) in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. Keystone did not record a charge under SFAS No. 144, during 2003, 2004 and 2005.

     Investment in joint ventures. Investments in 20% but less than majority-owned companies are accounted for by the equity method. Differences between the cost of the investments and Keystone's pro rata share of separately-reported net assets, if any, are not significant.

     Deferred financing costs. Deferred financing costs relate primarily to the issuance of substantially all of Keystone's long-term debt as well as its primary revolving credit facility and are amortized by the interest method over the respective terms of these debt facilities. Deferred financing costs are stated net of accumulated amortization of $6,808,000 and $7,502,000 at December 31, 2004 and 2005, respectively.

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

     Environmental liabilities. Keystone records liabilities related to environmental remediation when estimated future expenditures are probable and reasonably estimable. If the Company is unable to determine that a single amount in an estimated range is more likely, the minimum amount of the range is recorded. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. At December 31, 2004, Keystone had such assets recorded of approximately $323,000. The Company did not have any such assets recorded at December 31, 2005. See Note 15.

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

     Selling, general and administrative expenses. Selling, general and administrative expenses include costs related to marketing, sales, distribution, and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Advertising costs, expensed as incurred, were $1.0 million in each of 2003 and 2005 and $.6 million in 2004.

     Corporate expenses. Corporate expenses include expenses related to the maintenance of the Company's corporate office, amortization of goodwill, and OPEB and environmental expenses related to facilities no longer owned by Keystone. Corporate expenses are not included in total operating profit or loss.

     Income (loss) per share. Basic and diluted income (loss) per share is based upon the weighted average number of common shares actually outstanding during each year. Diluted earnings per share includes the diluted impact, if any, of the Company's convertible preferred stock. The impact of outstanding stock options was antidilutive for all periods presented. The weighted average number of outstanding stock options which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive approximated 462,000, 374,000 and 244,000 in 2003, 2004 and 2005, respectively.

     Employee stock options. Keystone accounted for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. See Notes 9 and 19. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is equal to or greater than the market price on the grant date. Compensation cost related to stock options recognized by the Company in accordance with APBO No. 25 has not been significant in each of the past three years. All of the Company's outstanding common stock and stock options were cancelled in connection with Keystone's emergence from Chapter 11 on August 31, 2005. See Note 2.

     The following  table  presents what the Company's  consolidated  net income
(loss), and related per share amounts, would have been in 2003, 2004 and 2005 if Keystone would have elected to account for its stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all awards granted subsequent to January 1, 1995.

                                                                                  Years ended December 31,
                                                                        ----------------------------------------
                                                                           2003           2004            2005
                                                                        ----------      --------        --------
                                                                                  (In thousands, except per
                                                                                        share amounts)

Net income (loss) available for common
 Shares as reported                                                      $(37,517)       $16,060        $39,232
Adjustments, net of applicable income
 tax effects:
  Stock-based employee compensation
   expense under APBO No. 25                                                -               -              -
  Stock-based employee compensation
   expense under SFAS No. 123                                                 (25)          -              -
                                                                         --------        -------        -------

Pro forma net income (loss) available for
 common shares                                                           $(37,542)       $16,060        $39,232
                                                                         ========        =======        =======

Basic net income (loss) available for common
 shares per share:
 As reported                                                             $  (4.32)       $  1.47        $  4.12
 Pro forma                                                               $  (4.32)       $  1.47        $  4.12

Diluted net income (loss) available for
 common shares per share:
 As reported                                                             $  (4.32)       $   .57        $  1.88
 Pro forma                                                               $  (4.32)       $   .57        $  1.88

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

     Chapter 11. Legal and professional fees incurred in connection with the Company's Chapter 11 filing have been expensed as incurred. These fees relate primarily to fees paid to lawyers and financial advisors representing Keystone as well as the other impacted constituencies. During 2004 and 2005, such reorganization costs amounted to approximately $11.2 million and $10.3 million, respectively.

     The Company determined there was insufficient collateral to cover the interest portion of scheduled payments on its pre-petition unsecured debt. As such, the Company discontinued accruing interest on its unsecured 6% Notes and unsecured 9 5/8% Notes as of February 26, 2004, the filing date. Contractual interest on those obligations subsequent to February 26, 2004 and through the date of the Company's emergence from Chapter 11 (August 31, 2005), was approximately $1.0 million in 2004 and $841,000 in 2005, and as such, contractual interest expense during 2004 and 2005 exceeded recorded interest expense by those respective amounts. In addition, the Company also discontinued accruing dividends on its preferred stock at the filing date.

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

     Significant   provisions  of  Keystone's  amended  plan  of  reorganization included, among other things:

o    Assumption  of  the  previously  negotiated  amendment  to  the  collective bargaining agreement with the Independent Steel Workers Alliance (the "ISWA"), Keystone's largest labor union that related primarily to greater employee participation in healthcare loss;
o Assumption of the previously negotiated agreements reached with certain retiree groups that will provide relief by permanently reducing healthcare related payments to these retiree groups from pre-petition levels;
o The Company's obligations due to pre-petition secured lenders other than its Debtor-In-Possession lenders were reinstated in full against reorganized Keystone;
o All shares of Keystone's common and preferred stock outstanding at the petition date (February 26, 2004) were cancelled;
o Pre-petition unsecured creditors with allowed claims against Keystone will receive, on a pro rata basis, in the aggregate, $5.2 million in cash, a $4.8 million secured promissory note and 49% of the new common stock of reorganized Keystone;
o Certain operating assets and existing operations of Sherman Wire Company ("Sherman Wire"), one of Keystone's pre-petition wholly-owned subsidiaries, will be sold at fair market value (fair market value and book value both approximate $2.0 million) to Keystone, and will then be used to form and operate a newly created wholly-owned subsidiary of reorganized Keystone named Keystone Wire Products Inc.;
o Sherman Wire was also reorganized and the proceeds of the operating asset sale to Keystone and liquidation of Sherman Wire's remaining real estate assets (book value approximately $1.6 million) and other funds will be distributed, on a pro rata basis, to Sherman Wire's pre-petition unsecured creditors as their claims are finally adjudicated;
o Sherman Wire's pre-petition wholly-owned non-operating subsidiaries, J.L. Prescott Company, and DeSoto Environmental Management, Inc. as well as Sherman Wire of Caldwell, Inc., a wholly-owned subsidiary of Keystone, will ultimately be liquidated and the pre-petition unsecured creditors with allowed claims against these entities will receive their pro-rata share of the respective entity's net liquidation proceeds;
o Pre-petition unsecured creditors with allowed claims against FV Steel & Wire Company, another one of Keystone's wholly-owned subsidiaries, will receive cash in an amount equal to their allowed claims;
o One of Keystone's Debtor-In-Possession lenders, EWP Financial, LLC (an affiliate of Contran) converted $5 million of its DIP credit facility, certain of its pre-petition unsecured claims and all of its administrative claims against Keystone into 51% of the new common stock of reorganized Keystone; and
o The Board of Directors of reorganized Keystone now consists of seven individuals, two each of which were designated by Contran and the Official Committee of Unsecured Creditors (the "OCUC"), respectively. The remaining three directors qualify as independent directors (two of the independent directors were appointed by Contran with the OCUC's consent and one was appointed by the OCUC with Contran's consent).

     In addition, Keystone has obtained a five-year $80 million secured credit facility from Wachovia Capital Finance (Central). See Note 6.

     See Note 12 for the details of the effect on the Company's consolidated financial statements resulting from confirmation of the Company's plan of reorganization. In addition, as noted above, certain pre-petition liabilities of Sherman Wire remain subject to compromise at December 31, 2005 as their claims have not yet been finally adjudicated.

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

     The Company's operating segments are organized along its manufacturing facilities and include three reportable segments: (i) Keystone Steel and Wire ("KSW") which manufacturers and sells wire rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets, (ii) Engineered Wire Products ("EWP") which manufactures and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges, and (iii) Keystone Wire Products ("KWP") which manufacturers and sells wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets. In connection with the Company's emergence from Chapter 11 on August 31, 2005, certain operating assets and existing operations of Sherman Wire were sold at fair market value to Keystone, which then used these assets to form and operate KWP, a newly created wholly-owned subsidiary of reorganized Keystone. As such, operating results of this segment prior to Keystone's emergence from Chapter 11 were operating results of Sherman Wire. Operating results of this segment after Keystone's emergence from Chapter 11, were operating results of KWP. In accordance with Keystone's plan of reorganization, the remaining assets of Sherman Wire will eventually be liquidated. EWP was not included in the Company's February 2004 bankruptcy proceedings. See Note 2.

     In addition, prior to July 2003, Keystone also operated three businesses, including Sherman Wire, that did not constitute reportable business segments. These businesses sold wire, nails and wire products for agricultural, industrial, construction, commercial, original manufacturers and retail consumer markets. The results of operations of these businesses are aggregated and included under the "Sherman/KWP" heading in the following tables. During July 2003, Keystone transferred its operations at one of these three businesses to other Keystone facilities, and during August 2003 Keystone sold another of the businesses. As a result, from August 2003, through August 31, 2005, the "Sherman/KWP" heading in the following tables only includes Sherman Wire.

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

     KSW's, EWP's and Sherman/KWP's products are distributed primarily in the Midwestern, Southwestern and Southeastern United States. Garden Zone's products were distributed primarily in the Southeastern United States.

Business Segment                              Principal entities                           Location
----------------                              ------------------                           --------
Keystone Steel & Wire                         Keystone Steel & Wire                        Peoria, Illinois

Engineered Wire Products                      Engineered Wire Products                     Upper Sandusky, Ohio

Garden Zone                                   Garden Zone (1)                              Charleston, South
                                                                                             Carolina

Sherman Wire/Keystone                         Sherman Wire/Keystone Wire                   Sherman, Texas
 Wire Products                                 Products
                                              Sherman Wire
                                               of Caldwell, Inc. (2)                       Caldwell, Texas
                                              Keystone Fasteners (3)                       Springdale, Arkansas

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that (i) defined benefit pension expense for each segment is recognized and measured on the basis of estimated current service cost of each segment, with the remainder of the Company's net defined benefit pension expense or credit not allocated to each segment but still is reported as part of operating profit or loss, (ii) segment OPEB expense is recognized and measured based on the basis of the estimated expense of each segment with the remainder of the Company's actual OPEB expense not allocated to each segment but still is reported as part of operating profit or loss, (iii) elimination of intercompany profit or loss on ending inventory balances is not allocated to each segment but still is reported as part of operating profit or loss, (iv) LIFO inventory reserve adjustments are not allocated to each segment but still are reported as part of operating profit or loss, and (v) amortization of goodwill is included in corporate expenses and is not allocated to any segment and is not included in total reporting operating profit or loss. Corporate expenses also includes OPEB and environmental expenses relative to facilities no longer owned by the Company. Intercompany sales between reportable segments are generally recorded at prices that approximate market prices to third-party customers.

     Segment assets are comprised of all assets attributable to each reportable operating segment. Corporate assets consist principally of pension related assets, restricted investments, deferred tax assets and corporate property, plant and equipment.

                                                                                                            GAAP
                                                                                                        Adjustments,
                                                                                                          Corporate
                                                                                                            Items
                                                                Sherman/      Garden       Segment           and
                                        KSW           EWP         KWP          Zone         Total       Eliminations    Total
                                        ---           ---       --------      ------       -------      ------------    -----
                                                                               (In thousands)
Year ended December 31, 2005:

  Third party net sales               $298,091      $62,777    $  6,677      $  -         $367,545        $   -       $367,545
  Intercompany sales                    44,048         -         14,978         -           59,026         (59,026)       -
                                      --------      -------    --------      ----         --------        --------    --------
                                      $342,139      $62,777    $ 21,655      $  -         $426,571        $(59,026)   $367,545
                                      ========      =======    ========      ====         ========        ========    ========
  Depreciation and
   amortization                       $ 13,486      $ 1,034    $  1,133      $  -         $ 15,653        $     92    $ 15,745
  Operating profit (loss)               (6,091)       9,481      (1,674)        -            1,716          21,943      23,659
  Identifiable segment assets          178,697       22,750       5,260         -          206,707         151,657     358,364
  Capital expenditures                   9,450          201         121         -            9,772               -       9,772

Year ended December 31, 2004:

  Third party net sales               $299,117      $58,982    $  6,187      $  -         $364,286        $     49    $364,335
  Intercompany sales                    47,586         -         10,006         -           57,592         (57,592)       -
                                      --------      -------    --------      ----         --------        --------    --------
                                      $346,703      $58,982    $ 16,193      $  -         $421,878        $(57,543)   $364,335
                                      ========      =======    ========      ====         ========        ========    ========
  Depreciation and                                                            $ -
   amortization                       $ 13,418      $ 1,037    $  1,171                   $ 15,626        $    186    $ 15,812
  Operating profit (loss)               10,126       10,598        (422)           -        20,302          12,153      32,455
  Identifiable segment assets          146,869       26,708       7,891            -       181,468         141,814     323,282
  Capital expenditures                   4,727          274          77            -         5,078               2       5,080

Year ended December 31, 2003:

  Third party net sales               $244,069      $35,260    $ 16,139      $11,203      $306,671        $   -       $306,671
  Intercompany sales                    30,215         -         11,988          879        43,082         (43,082)       -
                                      --------      -------    --------      -------      --------        --------    --------
                                      $274,284      $35,260    $ 28,127      $12,082      $349,753        $(43,082)   $306,671
                                      ========      =======    ========      =======      ========        ========    ========
  Depreciation and
   amortization                       $ 13,905      $ 1,014    $  1,491      $  -         $ 16,410        $     51    $ 16,461
  Operating profit (loss)              (21,388)       2,721      (4,579)         700       (22,546)         (6,185)    (28,731)
  Identifiable segment assets          121,826       20,635       7,765            -       150,226         131,968     282,194
  Capital expenditures                   2,197          380          74           32         2,683               -       2,683


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



                                                                                 Years ended December 31,
                                                                           -----------------------------------------
                                                                           2003            2004             2005
                                                                           -----           ----             --------
                                                                                      (In thousands)

Operating income (loss)                                                    $(28,731)       $ 32,455         $ 23,659
General corporate items:
  Interest income                                                                41             132              266
  Other income                                                                1,386             684              993
  Corporate expense                                                          (5,973)         (6,253)          (3,466)
  Gain on legal settlement                                                        -           5,284                -
  Interest expense                                                           (3,941)         (3,705)          (3,992)
                                                                           --------        --------         --------

  Income (loss) before income taxes and
   reorganization items                                                    $(37,218)       $ 28,597         $ 17,460
                                                                           ========        ========         ========


     Substantially all of the Company's assets are located in the United States. Information concerning geographic concentration of net sales based on location of customer is as follows:

                                                                                Year ended December 31,
                                                                       ---------------------------------------------
                                                                        2003              2004             2005
                                                                       ------           --------          ----------
                                                                                    (In thousands)

United States                                                           $303,668          $359,575          $360,282
Canada                                                                     2,876             4,437             6,329
Great Britain                                                                125               180               657
Australia                                                                   -                   63               277
Ireland                                                                     -                   80                 -
Japan                                                                          2              -                    -
                                                                        --------          --------          --------

                                                                        $306,671          $364,335          $367,545
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

     In July 1999, Keystone formed ARC, a joint venture with Alter Peoria, Inc., to operate a ferrous scrap recycling operation at Keystone's facility in Peoria, Illinois. ARC sells ferrous scrap to Keystone and others. Upon formation, Keystone contributed the property and equipment of its Peoria ferrous scrap facility (net book value of approximately $335,000) to the joint venture in return for its 50% ownership interest. Keystone is not required to, nor does it currently anticipate it will, make any other contributions to fund or operate this joint venture. Keystone has not guaranteed any debt or other liability of the joint venture. Keystone recognized no gain or loss upon formation of ARC and the investment in ARC is accounted for by the equity method. In addition, Keystone sold its ferrous scrap facility's existing inventory to ARC upon commencement of ARC's operations. Prior to 2003, Keystone had reduced its investment in ARC to zero due to operating losses incurred by ARC, and in accordance with GAAP, the Company did not recognize additional equity in losses of ARC as the Company had no obligation to fund such losses or otherwise provide funds to ARC. During 2005, ARC returned to cumulative profitability. As such during 2005, the Company recorded $37,000 of equity in net income of ARC. Such amount is included in other income in the Company's 2005 statement of operations. At December 31, 2005, the Company's investment in ARC ($37,000) is incuded in other noncurrent assets. During 2003, 2004 and 2005, Keystone purchased approximately $5.5 million, $4.3 million and $834,000, respectively of ferrous scrap from ARC.

Note 5 - Inventories

                                                                                             December 31,
                                                                                        -----------------------
                                                                                         2004           2005
                                                                                        ------         --------
                                                                                           (In thousands)
 Steel and wire products:
   Raw materials                                                                         $15,142        $10,914
   Work in process                                                                        21,305         29,550
   Finished products                                                                      28,941         28,018
   Supplies                                                                               14,844         16,421
                                                                                         -------        -------
                                                                                          80,232         84,903
   Less LIFO reserve                                                                      27,215         15,212
                                                                                         -------        -------
                                                                                         $53,017        $69,691
                                                                                         =======        =======


     During 2003, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2003 purchases, the effect of which decreased cost of goods sold by approximately $11.5 million or $1.14 per share. During each of 2004 and 2005 the Company added LIFO inventory quantities.

Note 6 - Notes payable and long-term debt


                                                                                             December 31,
                                                                                        ------------------------
                                                                                          2004           2005
                                                                                        --------        --------
                                                                                      (Restated)
                                                                                           (In thousands)

 Revolving credit facilities:
   Wachovia                                                                               $  -           $36,174
   EWP                                                                                      1,989              -
 DIP facilities:
   Congress                                                                                15,108           -
   EWPFLLC                                                                                  5,000           -
 8% Notes                                                                                  28,116         26,532
 UC Note                                                                                        -          4,997
 Term loans:
   Wachovia                                                                                     -         21,980
   County                                                                                  10,000         10,000
   EWP                                                                                      5,513              -
 Other                                                                                        259            212
                                                                                         --------       --------
                                                                                           65,985         99,895
   Less current maturities                                                                 51,640         41,640
                                                                                         --------       --------

                                                                                          $14,345        $58,255
                                                                                          =======        =======

     Keystone has obtained an $80 million secured credit facility from Wachovia Capital Finance (Central) in connection with the Company's emergence from Chapter 11 (the "Wachovia Facility"). Proceeds from the Wachovia Facility were used to extinguish Keystone's existing Debtor-in-Possession ("DIP") credit facilities, the EWP Term Loan (defined below) and the EWP Revolver (defined below) and to provide working capital for reorganized Keystone. The Wachovia Facility includes a term loan in the amount of up to $25.0 million, subject to a borrowing base calculation based on the market value of the Company's real property and equipment. To the extent there is sufficient borrowing base, the term loan portion of the Wachovia Facility can be reloaded in the amount of $10.0 million. The portion of the credit facility in excess of the term loan balance is available to the Company as a revolving credit facility subject to a borrowing base calculation based on eligible receivables and inventory balances. At December 31, 2005, $4.6 million of letters of credit were outstanding and unused credit available for borrowing under the Wachovia facility was $21.6 million. Interest rates on the credit facility range from the prime rate to the prime rate plus .5% depending on Keystone's excess availability, as defined in the credit agreement (7.25% at December 31, 2005). The Wacovia Facility also provides for a LIBOR interest rate option. Under the terms of the Wachovia Facility, the Company is required to annually pay down the term loan portion of the facility in the amount of 25% of excess cash flow, as defined in the agreement, subject to a $2.0 million annual and a $5.0 million aggregate limit. Otherwise, the principal portion of the term notes are amortized over either 60 or 84 months depending on the underlying collateral. All unpaid term note principal and interest is due upon maturity of the Wachovia Facility. The Wachovia Facility also includes performance covenants related to minimum levels of cash flow and fixed charge coverage ratio as well as a covenant prohibiting the payment of cash dividends on the Company's common stock. The facility also provides the lender with the ability to declare a default under the credit facility in the event of, among other things, a material adverse change in the Company's business. Keystone paid the lender approximately $400,000 of diligence, commitment and closing fees in connection with this facility. At December 31, 2005, unused credit available for borrowing under the Wachovia facility was $21.6 million. The Wachovia Facility requires the Company's daily net cash receipts to be used to reduce the outstanding borrowings, which results in the Company maintaining zero cash balances so long as there is an outstanding balance under this facility. Accordingly, any outstanding balances under the revolving credit portion of the Wachovia Facility are always classified as a current liability, regardless of the maturity date of the facility. The Wachovia Facility matures in August 2010.

     Keystone's 8% Notes were issued in connection with an exchange offer during 2002 whereby the Company retired approximately $93.9 million of its $100.0 million then outstanding 9 5/8% notes along with accrued interest at the date of the exchange (the "Exchange Offer"). Keystone accounted for the transactions related to the Exchange Offer in accordance with SFAS No. 15, Accounting by Debtors and Creditors for troubled Debt Restructurings. In accordance with SFAS No. 15, the 8% Notes were recorded at their aggregate undiscounted future cash flows (both principal and interest) of $29.3 million and thereafter both principal and interest payments are accounted for as a reduction of the carrying amount of the debt, and no interest expense is recognized. The 8% Notes bear simple interest at 8% per annum, one-half of which will be paid in cash on a semi-annual basis and one-half will be deferred and be paid together with the principal in three installments, one-third in each of March 2007, 2008 and 2009. The 8% Notes are collateralized by a second-priority lien on substantially all of the existing fixed and intangible assets of the Company and its subsidiaries (excluding EWP), other than the real property and other fixed assets comprising Keystone's steel mill in Peoria, Illinois, on which there is a third-priority lien. Keystone may redeem the 8% Notes, at its option, in whole or in part at any time with no prepayment penalty. The 8% Notes are subordinated to all existing senior indebtedness of Keystone, including, without limitation, the Wachovia Facility and, to the extent of the Company's steel mill in Peoria, Illinois, the County Term Loan (as defined below). The 8% Notes rank senior to any expressly subordinated indebtedness of Keystone. In October 2002, Contran purchased $18.3 million of the total $19.8 million principal amount at maturity of the 8% Notes. As such, approximately $26.0 million of the recorded $28.1 million liability for the 8% Notes at December 31, 2004 was payable to Contran. Approximately $24.5 million of the recorded $26.5 million liability for the 8% Notes at December 31, 2005 was payable to Contran. The indenture governing Keystone's 8% Notes provides the holders of such Notes with the right to accelerate the maturity of the Notes in the event of a default by Keystone resulting in an acceleration of the maturity of any of the Company's other secured debt. As such, the 8% Notes were classified as a current liability at December 31, 2004. Upon emergence from Chapter 11, the Company paid all the then delinquent payments on the 8% Notes. In addition, the Company paid the scheduled September 2005, payment on the 8% Notes. As such, at December 31, 2005, only the scheduled principal payments during the next 12 months were shown as current on Keystone's balance sheet. In connection with Keystone's emergence from Chapter 11 on August 31, 2005, the Company's obligations under the 8% Notes were reinstated in full against reorganized Keystone.

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

     In April 2002 Keystone received a new $10 million term loan from the County of Peoria, Illinois (the "County Term Loan"). The County Term Loan does not bear interest, requires no amortization of principal, is due in 2007 and is collateralized by a second priority lien on the real property and other fixed assets comprising KSW's steel mill in Peoria, Illinois. Proceeds from the County Term Loan were used by Keystone to reduce the outstanding balance of Keystone's revolving credit facility. In connection with Keystone's emergence from Chapter 11 on August 31, 2005, the Company's obligations under the County Term Note were reinstated in full against reorganized Keystone.

     Prior to Keystone's Chapter 11 filing, its then primary revolving credit facility ("the Keystone Revolver"), as amended in November 2003, provided for revolving borrowings of up to $45 million based upon formula-determined amounts of trade receivables and inventories. Borrowings bore interest at the prime rate plus 1.0%, and were collateralized by certain of the Company's trade receivables and inventories. In addition, the Keystone Revolver was cross-collateralized with junior liens on certain of the Company's property, plant and equipment. The Keystone Revolver required the Company's daily net cash receipts to be used to reduce the outstanding borrowings, which resulted in the Company maintaining zero cash balances so long as there was an outstanding balance under the Keystone Revolver. Accordingly, any outstanding balances under the Keystone Revolver were always classified as a current liability, regardless of the maturity date of the facility. The Keystone Revolver contained restrictive covenants, including certain minimum working capital and net worth requirements, maintenance of financial ratios requirements and other customary provisions relative to payment of dividends on Keystone's common stock and on the Company's Redeemable Series A Preferred Stock. The Keystone Revolver comprised a portion of the Congress DIP Facility discussed below.

     In April 2002, Keystone received a new $5 million term loan (the "Keystone Term Loan") from the same lender providing the Keystone revolving credit facility. The Keystone Term Loan bore interest at prime plus 1.0%. The Keystone Term Loan was collateralized by a first-priority lien on all of the fixed assets of the Company and its subsidiaries, other than EWP. Proceeds from the Keystone Term Loan were used by Keystone to reduce the outstanding balance of Keystone's revolving credit facility. In November 2003, Keystone increased the then $3.0 million outstanding balance on the Keystone Term Loan by $3.5 million. Principal payments on the amended Keystone Term Loan was due in 48 monthly installments through December 2007. Proceeds from the amended Keystone Term Loan were used by Keystone to reduce the outstanding balance of the Keystone Revolver. The
Keystone Term Loan comprised a portion of the Congress DIP Facility discussed below.

     Borrowings under EWP's $7 million revolving credit facility (the "EWP Revolver") as amended in March 2005, bore interest at LIBOR plus 2.45%. Prior to January 2004, borrowings under the EWP Revolver bore interest at either the prime rate or LIBOR plus 2.25%. EWP's accounts receivable and inventories collateralized the EWP Revolver. The EWP Revolver Agreement contained covenants with respect to working capital, additional borrowings, payment of dividends and certain other matters. The EWP Revolver was retired with the proceeds of the Wachovia Facility on August 31, 2005.

     In January 2004, EWP received a new $6.75 million term loan ("the EWP Term Loan") from the same lender providing the EWP Revolver. The EWP Term Loan bore interest at LIBOR plus 2.5%, was due in monthly installments of $112,500 plus accrued interest and a balloon payment upon the maturity date, as amended, on March 31, 2005. In addition, the EWP Term Loan, was collateralized by a lien on all of the fixed assets of EWP and cross-collateralized with the EWP Revolver. Proceeds from the EWP Term Loan were used to repay intercompany indebtedness to Keystone. Keystone used the proceeds to reduce the outstanding balance of the Keystone Revolver. The EWP Term Note was retired with the proceeds of the Wachovia Facility on August 31, 2005.

     In addition, EWP Financial LLC ("EWPFLLC"), a wholly-owned subsidiary of Contran, had agreed to loan the Company up to an aggregate of $6 million under the terms of a revolving credit facility that matured on February 29, 2004. This facility was collateralized by the common stock of EWP owned by Keystone. The Company did not borrow any amounts under such facility. However, EWPFLLC issued a $250,000 letter of credit for the benefit of the Company under this revolving credit facility which is no longer outstanding at December 31, 2005.

     On March 15, 2004, the Court approved two new debtor-in-possession financing facilities (the "DIP Order). The first debtor-in-possession financing facility consists of an Assumption Agreement whereby the pre-petition lender on the Keystone Revolver and Keystone Term Note agreed to convert those credit facilities to a debtor-in-possession facility (collectively, the "Congress DIP Facility"). The terms of the respective facilities comprising the Congress DIP Facility were relatively unchanged from the respective pre-petition facilities with the exception of the elimination of the existing financial covenants and the granting of a second lien on the stock of EWP owned by Keystone. In connection with the approval of the Congress DIP Facility, the Keystone Term Note was increased by $4.0 million. Approximately $2.0 million of these proceeds were applied to the Keystone Revolver portion of the Congress DIP Facility and the remainder was used to fund Keystone's working capital needs. However, the Congress DIP Facility lender applied an availability reserve of approximately $2.0 million to the borrowing base of the Keystone Revolver in connection with the increase in Keystone Term Note resulting in no net increase in availability under the Keystone Revolver at that time. The Keystone Term Note required monthly principal payments of $100,000. The Congress DIP Facility matured the earliest to occur of September 30, 2005, payment in full of the Congress DIP Facility, confirmation of a plan of reorganization of Keystone, an event of default or upon certain other events. The Congress DIP Facility required a facility fee of $375,000, half of which was paid at inception and half of which was paid in August 2004. In addition, EWPFLLC has a $2.0 million participation in the Congress DIP Facility. Upon emergence from bankruptcy in August 2005, the Wachovia Facility was used to extinguish the Congress DIP facility. See Note 2.

     The second debtor-in-possession financing facility comprising the DIP Order is a $5 million revolving credit facility with EWPFLLC, (the "EWPFLLC DIP Facility"). Advances under the EWPFLLC DIP Facility bore interest at the prime rate plus 3.0% per annum and were collateralized by the common stock of EWP owned by Keystone. Proceeds from the EWPFLLC DIP Facility were used to fund Keystone's working capital needs. The EWPFLLC DIP Facility required Keystone to abide by specified cash budgets. In addition, the EWPFLLC DIP Facility required EWPFLLC to fund up to an additional $2 million through a participation in the Congress DIP Facility upon the Company's realization of certain milestones. The Company met such milestones and in April 2004, this additional funding was made. The EWPFLLC DIP Facility, as amended, matured on August 31, 2005, or upon confirmation of a plan of reorganization of Keystone, closing of a sale of EWP, an event of default under the EWP Term Note, an event of default under the Congress DIP Facility or upon certain other events. The EWPFLLC DIP Facility required a facility fee of $100,000, half of which was paid at inception and half of which was paid in August 2004. In addition, during 2004 and 2005, Keystone paid EWPFLLC approximately $305,000 and $362,000, respectively, of interest under this facility. Upon Keystone's emergence from Chapter 11 on August 31, 2005, EWPFLLC assigned its $5 million DIP credit facility to Contran and Contran converted the DIP facility, certain of its pre-petition unsecured claims and all of its administrative claims against Keystone into 51% of the new common stock of reorganized Keystone. See Notes 2 and 12.

     The unsecured 6% Notes and the unsecured 9 5/8% Notes described below were classified as liabilities subject to compromise at December 31, 2004. In addition, Keystone ceased to accrue interest on such indebtedness upon filing for Chapter 11 on February 26, 2004. The 6% Notes and the 9 5/8% Notes were both compromised as part of the Company's confirmed plan of reorganization. See Note 12.

     The Company's 6% Notes bore simple interest at 6% per annum, of which one-fourth was to be paid in cash on a semi-annual basis and three-fourths was to accrue and be paid together with the principal in four installments, one-fourth in each of March 2009, 2010 and 2011 and May 2011. Keystone could have redeemed the 6% Notes, at its option, in whole or in part at any time with no prepayment penalty. The 6% Notes were subordinated to all existing and future senior or secured indebtedness of the Company, including, without limitation, the revolving credit facilities of Keystone, EWP and Garden Zone, the Keystone Term Loan, the County Term Loan, the 8% Notes and any other future indebtedness of the Company which was not expressly subordinated to the 6% Notes. The 6% Notes were also originally issued in connection with the Exchange Offer and in accordance with SFAS No. 15, the 6% Notes were recorded at the $16.0 million carrying amount of the associated 9 5/8% Notes (both principal and interest), and interest expense on such debt was recognized on the effective interest method at a rate of 3.8%. The 6% Notes were classified as liabilities subject to compromise at December 31, 2004. See Note 12.

     Keystone's remaining 9 5/8% Notes at the petition date were also classified as liabilities subject to compromise at December 31, 2004. See Note 12.

     The Wachovia Facility reprices with changes in interest rates. Due to the significant uncertainties surrounding the Company's Chapter 11 filings, management was unable to estimate the aggregate fair value of Keystone's fixed rate notes ($60.5 million book value) at December 31, 2004. The book value of all other indebtedness at December 31, 2004 was deemed to approximate market value. At December 31, 2005, the aggregate fair value of Keystone's fixed rate notes, based on management's estimate of fair value, approximated $31.4 million ($42.2 million book value). The book value of all other indebtedness at December 31, 2005 is deemed to approximate market value.

     At December 31, 2005, the aggregate future maturities of notes payable and long-term debt (including a total of approximately $470,000 of interest that will be converted to principal during 2005 and 2006) are shown in the table below:

Year ending December 31,                                             Amount
------------------------                                         --------------
                                                                 (In thousands)

      2006                                                         $ 5,466
      2007                                                          25,956
      2008                                                          14,247
      2009                                                          14,902
      2010                                                          35,758
                                                                   -------
                                                                   $96,329
                                                                   =======


Note 7 - Series A Preferred Stock:

     In connection with the Exchange Offer, Keystone issued 59,399 shares of Series A 10% Cumulative Convertible Pay-In-Kind Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock had a stated value of $1,000 per share and had a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The Series A Preferred Stock had an annual dividend commencing in December 2002 of $100 per share, and such dividends could have been paid in cash or, at the Company's option, in whole or in part in new Series A Preferred Stock based on their stated value. The Company discontinued accruing dividends on its Series A Preferred Stock upon filing for Chapter 11 on February 26, 2004. The $11.8 million of dividends accrued at February 26, 2004 (all of which are included in Liabilities Subject to Compromise at December 31, 2004, see Note 12) were determined based on the assumption such dividends would be paid in cash rather than in the form of additional shares of Series A Preferred Stock.

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

     All of the Company's Series A Preferred Stock was cancelled in connection with Keystone's emergence from Chapter 11 on August 31, 2005. See Note 2 and 12.


Note 8 - Income taxes

     Summarized below are (i) the differences between the provision (benefit) for income taxes and the amounts that would be expected using the U. S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision (benefit) for income taxes.

                                                                                    Years ended December 31,
                                                                               ------------------------------------
                                                                                 2003          2004          2005
                                                                               -------        -------       -------
                                                                                         (In thousands)

 Expected tax provision (benefit), at
  statutory rate                                                               $(13,026)     $  6,104       $13,882
 U.S. state income taxes (benefit), net                                          (1,093)          559         2,265
 Deferred tax asset valuation allowance                                          19,088        (8,808)      (19,651)
 Capitalize reorganization costs                                                      -         3,840         3,608
 Release of contingency reserve                                                  (5,292)            -             -
 Other, net                                                                         323          (316)          326
                                                                               --------      --------       -------

 Provision for income taxes                                                    $   -         $  1,379       $   430
                                                                               ========      ========       =======

 Provision (benefit) for income taxes:
   Currently payable (refundable):
     U.S. federal                                                              $    (27)     $    914       $    75
     U.S. state                                                                      27           465           355
                                                                               --------      --------       -------

       Net currently payable                                                       -            1,379           430
   Deferred income taxes, net                                                      -             -             -
                                                                               --------      --------       -------

                                                                               $   -         $  1,379       $   430
                                                                               ========      ========       =======


     The components of the net deferred tax asset are summarized below.

                                                                                           December 31,
                                                                              ---------------------------------------
                                                                                2004                        2005
                                                                      --------------------------------------------------------
                                                                        Assets     Liabilities      Assets      Liabilities
                                                                      ----------  -------------   ----------  ----------------
                                                                                          (In thousands)

 Tax effect of temporary differences relating to:
   Inventories                                                           $  6,008       $   -        $  4,697       $   -
   Property and equipment                                                       -         (4,445)           -        (14,960)
   Pensions                                                                     -        (52,043)           -        (56,610)
   Accrued OPEB cost                                                       53,401              -       53,611              -
   Accrued liabilities                                                     14,084              -       11,334              -
   Other deductible differences                                             5,460              -        3,954              -
   Other taxable differences                                                    -         (2,833)        -            (3,026)
   Net operating loss carryforwards                                         3,493              -        4,372              -
   Alternative minimum tax credit carryforwards                             7,201              -        7,303              -
   Deferred tax asset valuation allowance                                 (30,326)             -      (10,675)             -
                                                                         --------       --------    ---------       --------

     Gross deferred tax assets                                             59,321        (59,321)      74,596        (74,596)
 Reclassification, principally netting by tax
  jurisdiction                                                            (59,321)        59,321      (74,596)        74,596
                                                                         --------       --------    ---------       --------

     Net deferred tax asset                                                     -              -            -              -
 Less current deferred tax asset, net of pro rata
  allocation of deferred tax asset valuation
  allowance                                                                  -              -            -                 -
                                                                         --------       --------    ---------       --------

     Noncurrent net deferred tax asset                                   $   -          $   -        $   -          $      -
                                                                         ========       ========    =========       ========


                                                                                    Years ended December 31,
                                                                                --------------------------------
                                                                                2003          2004          2005
                                                                                ----          ----          ----
                                                                                         (In thousands)

 Increase (decrease) in valuation allowance:
   Increase in certain deductible temporary
    differences which the Company believes do
    not meet the "more-likely-than-not"
    recognition criteria:
       Recognized in net income (loss)                                         $ 21,995      $(8,808)      $(19,651)
         Offset to the change in gross deferred
          income tax assets due principally to
          redetermination of certain tax attributes                              (2,907)           -              -
       Recognized in other comprehensive loss -
        pension liabilities                                                     (66,420)           -              -
                                                                               --------      -------       --------

                                                                               $(47,332)     $(8,808)      $(19,651)
                                                                               ========      =======       ========

     At December 31, 2005, Keystone had (i) approximately $7.2 million of alternative minimum tax credit carryforwards that have no expiration date and
(ii) net operating loss carryforwards of approximately $10.0 million which expire in 2023 through 2025, and which may be used to reduce future taxable income of the entire Company. See Note 2.

     The Company's emergence from Chapter 11 on August 31, 2005 did not result in an ownership change within the meaning of Section 382 of the Internal Revenue Code.

     At December 31, 2005, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, natural gas, labor and employee benefits, environmental remediation, and retiree medical coverage;
interest rates; product mix; sales volumes and selling prices; financial restructuring efforts and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test. As such, the Company has provided a deferred tax asset valuation allowance to offset its gross deferred income tax asset. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the valuation allowance related to its deferred tax assets in the future.

Note 9 - Stock options, warrants and stock appreciation rights plan

     In 1997, Keystone adopted its 1997 Long-Term Incentive Plan (the "1997 Plan"). Stock options granted under the 1997 Plan could be exercised over a period of ten, or in certain instances, five years. The vesting period, exercise price, length of period during which awards could be exercised, and restriction periods of all awards were determined by the Incentive Compensation Committee of the Board of Directors. During 1997, the Company granted all remaining options available under Keystone's 1992 Option Plan.

     All of the Company's outstanding common stock and stock options were cancelled in connection with Keystone's emergence from Chapter 11 on August 31, 2005. See Note 2.

     Changes in outstanding options, including options outstanding under the former 1992 Option Plan, are summarized in the table below.


                                                                              Price per           Amount payable
                                                             Options           share              upon exercise
                                                             -------        -----------           ---------------

 Outstanding at December 31, 2002                              487,300     $4.25 -$13.94             $ 3,987,668

   Cancelled                                                   (61,300)     5.13 - 10.25                (522,824)
                                                              --------     -------------             -----------

 Outstanding at December 31, 2003                              426,000      4.25 - 13.94               3,464,844

   Cancelled                                                   (57,000)     8.13 - 10.25                (488,625)
                                                              --------     -------------             -----------

 Outstanding at December 31, 2004                              369,000      4.25 - 13.94               2,976,219

   Cancelled                                                  (369,000)     4.25- 13.94               (2,976,219)
                                                              --------     -------------             -----------

 Outstanding at December 31, 2005                                   -0-    $0.00- $0.00                  $    -0-
                                                              ========     ============               ===========


     The pro forma information included in Note 1, required by SFAS No. 123, as amended, is based on an estimation of the fair value of options issued subsequent to January 1, 1995. There were no options granted subsequent to December 31, 2000. The fair values of the options granted subsequent to January 1, 1995 and prior to January 1, 2001 were calculated using the Black-Scholes stock option valuation model. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options. The pro forma impact on net income
(loss) per share disclosed in Note 1 is not necessarily indicative of future effects on net income (loss) or earnings (loss) per share.


Note 10 - Pensions and other post retirement benefits plans

     Keystone sponsors several pension plans and other post retirement benefit plans for its employees and certain retirees. Under plans currently in effect, certain active employees would be entitled to receive OPEB upon retirement. The Company uses a December 31st measurement date for its defined benefit pension and OPEB plans. The following tables provide a reconciliation of the changes in the plans' projected benefit obligations and fair value of assets for the years ended December 31, 2004 and 2005:

                                                             Pension Benefits                   Other Benefits
                                                        --------------------------       --------------------------
                                                          2004             2005             2004             2005
                                                        --------          --------       ----------         -------
                                                                               (In thousands)

Change in projected benefit
 obligations ("PBO"):
  Benefit obligations at beginning of year               $362,064         $384,701        $ 233,042        $ 206,309
  Service cost                                              3,335            3,798            2,866            2,056
  Interest cost                                            20,902           21,499           11,033            8,785
  Participant contributions                                     -                -              929                -
  Plan amendment                                                -              876          (39,014)        (191,657)
  Settlement                                                    -                -           (9,115)               -
  Actuarial loss                                           25,659            8,655           12,751           21,536
  Benefits paid                                           (27,259)         (27,313)          (6,183)          (8,324)
                                                         --------        ---------        ---------        ---------

    Benefit obligations at end of year                   $384,701         $392,216        $ 206,309        $  38,705
                                                         ========         ========        =========        =========

Change in plan assets:
  Fair value of plan assets at beginning
    of year                                              $372,218         $424,380        $    -           $    -
  Actual return (loss) on plan assets                      79,421          304,154                -             -
  Employer contributions                                        -                -            5,254            8,324
  Participant contributions                                     -                -              929                -
  Benefits paid                                           (27,259)         (27,313)          (6,183)          (8,324)
                                                         --------        ---------        ---------        ---------

    Fair value of plan assets at end
     of year                                             $424,380         $701,221        $    -           $    -
                                                         ========         ========        =========        =========

Funded status at end of the year:
  Plan assets greater (less) than PBO                    $ 39,679         $309,005        $(206,309)       $ (38,705)
    Unrecognized actuarial losses (gains)                  83,674         (173,892)         107,546          122,978
    Unrecognized prior service credit
     due to plan amendments                                  -                   -          (36,333)        (220,273)
    Unrecognized prior service cost
     (credit)                                              10,090           10,039           (1,807)          (1,464)
                                                         --------        ---------        ---------        ---------

                                                         $133,443         $145,152        $(136,903)       $(137,464)
                                                         ========         ========        =========        =========

Amounts recognized in the balance sheet:
  Prepaid pension cost                                   $133,443         $145,152        $    -            $   -
  Accrued benefit costs:
    Current                                                  -                   -                -           (4,256)
    Noncurrent                                               -                   -          (13,478)        (133,208)
    Liabilities subject to compromise                        -                -            (123,425)            -
                                                         --------        ---------        ---------        ---------

                                                         $133,443         $145,152        $(136,903)       $(137,464)
                                                         ========         ========        =========        =========

     The rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2004 and 2005 are shown in the following table:

                                                                        Pension Benefits             Other Benefits
                                                                       ------------------         --------------------
                                                                       2004         2005            2004         2005
                                                                       ----         -----         -------        -----

Discount rate                                                          5.65%        5.50%            5.65%       5.50%
Rate of compensation increase                                          3.00%        3.00%            -             -


     The rate assumptions used in determining the net periodic pension and other retiree benefit expense during 2003, 2004 and 2005 are shown in the following table:

                                                   Pension Benefits                        Other Benefits
                                             ------------------------------      --------------------------------
                                             2003        2004         2005         2003        2004        2005
                                             ----        ----         -----      ------        ----        ------

Discount rate                                  6.5%        6.0%       5.65%          6.5%        6.0%        5.52%
Expected return on plan assets                10.0%       10.0%       10.0%          -           -           -
Rate of compensation increase                  3.0%        3.0%        3.0%          -           -           -


     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2003, 2004 and 2005:

                                                       Pension Benefits                    Other Benefits
                                                -------------------------------  ----------------------------------
                                                 2003        2004        2005       2003        2004         2005
                                                ------      ------      -------  ---------     ------       -------
                                                                          (In thousands)

Service cost                                   $  3,456    $  3,335    $  3,798     $ 2,826     $ 2,866     $  2,056
Interest cost                                    21,586      20,902      21,499      11,849      11,033        8,785
Expected return on plan assets                  (27,376)    (35,860)    (41,037)          -           -            -
Amortization of unrecognized:
  Prior service cost                                882         882         926        (343)       (343)        (343)
  Prior service cost due to
   plan amendment                                  -           -           -           -         (2,681)      (7,660)
  Actuarial losses                                8,350       3,989       3,104       3,171       4,879        6,047
                                               --------    --------    --------   ---------     -------      -------

Net periodic benefit cost (credit)                6,898      (6,752)    (11,710)     17,503      15,754        8,885
Settlement loss                                    -           -           -           -          5,155         -
                                               --------    --------    --------   ---------     -------      -------

Total benefit cost (credit)                    $  6,898    $ (6,752)   $(11,710)    $17,503     $20,909      $ 8,885
                                               ========    ========    ========     =======     =======      =======


     At December 31, 2005, the accumulated benefit obligation for the Company's pension and OPEB plans was approximately $385.8 million and $38.7 million, respectively (2004 - $379.2 million and $206.3 million, respectively).

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

     During 2003, 2004 and 2005, substantially all of the plan's net assets were invested in the Combined Master Retirement Trust ("CMRT"), a collective investment trust sponsored by Contran, to permit the collective investment by certain master trusts which fund certain employee benefit plans maintained by Contran, Valhi and related companies, including the Company. Harold C. Simmons is the sole trustee of the CMRT. Mr. Simmons and two members of Keystone's board of directors and Master Trust Investment Committee comprise the Trust Investment Committee for the CMRT.

     The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. The trustee of the CMRT and the CMRT's Trust Investment Committee actively manage the investments of the CMRT. Such parties have in the past, and may in the future, change the asset mix of the CMRT based upon, among other factors, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall long-term rate of return. For 2003, 2004 and 2005, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of such long-term rate of return assumption, the Company considered, among other things, the historical rate of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. During the 18-year history of the CMRT through December 31, 2005, the average annual rate of return has been 14.0%. At December 31, 2004, the asset mix of the CMRT was 77% in U.S. equity securities, 14% in U.S. fixed income securities, 7% in international equity securities and 2% in cash and other investments. At December 31, 2005, the asset mix of the CMRT was 86% in U.S. equity securities, 3% in U.S. fixed income securities, 7% in international equity securities, 3% in cash and 1% in other investments (primarily real estate).

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

     In general, prior to February 1, 2004, Keystone's post retirement benefit plans provided certain life insurance, Medicare Part B and medical benefits to eligible retirees. Effective February 1, 2004, the Company's OPEB plans were amended to permanently and unilaterally terminate all future medical benefits to retirees that were not covered under a union contract or an otherwise court ordered plan. However, these current and future retirees will retain their existing post-retirement life insurance and Medicare Part B reimbursement benefits (as only the medical and prescription drug benefits were terminated). For the groups that did not have Medicare Part B reimbursement, this change resulted in a settlement of liabilities from the plan. The net loss of $5.2 million due to this settlement is reflected in the 2004 OPEB expense. During 2004, Keystone entered into an agreement (the "1114 Agreement") with retirees who were covered a union contract or an otherwise court ordered plan (the "Protected Groups") that substantially reduced the OPEB benefits that will be paid to the Protected Groups in the future. Under the terms of the 1114 Agreement, the existing medical and prescription drug coverage for the Protected Groups was terminated (life insurance and Medicare Part B reimbursement benefits were unchanged) and replaced with a $3.0 million lump sum payment to the Protected Groups upon the Company's emergence from Chapter 11 and future minimum monthly fixed payments to all participants (retirees and dependents) in the Protected Groups. The 1114 Agreement also provided that the future minimum monthly fixed payments could increase in certain years based on the prior year's free cash flow, as defined in the 1114 Agreement. Because these future payments are not based on health care costs, changes in the health care cost trend rate do not impact future OPEB expense or obligations. See Note 2.

     The  Company  does  not   anticipate  it  will  be  required  to  make  any
contributions to its defined benefit pension plan during 2006. Keystone anticipates it will contribute approximately $4.3 million to its post retirement benefit plans during 2006.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years ending December 31,:

                                                                             Pension                   Other
                                                                             Benefits                Benefits
                                                                             --------                --------
                                                                                      (In thousands)

2006                                                                          $ 27,408                 $ 4,256
2007                                                                          $ 27,308                 $ 4,191
2008                                                                          $ 27,343                 $ 4,419
2009                                                                          $ 27,221                 $ 2,612
2010                                                                          $ 27,116                 $ 2,567
2011 - 2015                                                                   $137,482                 $12,270

     The Company also maintains several defined contribution pension plans. Expense related to these plans was $1.5 million in 2003, $1.3 million in 2004 and $2.3 million in 2005.

Note 11 - Other accrued liabilities

                                                                                           December 31,
                                                                                       -------------------------
                                                                                       2004                 2005
                                                                                       ----                 ----
                                                                                           (In thousands)
 Current:
   Employee benefits                                                                    $12,019          $12,085
   Self insurance                                                                         1,064            4,455
   Reorganization costs                                                                   2,883            3,057
   Environmental                                                                              -            3,000
   Pre-petition unsecured creditor settlement                                                 -            1,061
   Income taxes                                                                           1,405              939
   Legal and professional                                                                   358              247
   Other                                                                                  1,235            2,780
                                                                                        -------         --------

                                                                                        $18,964          $27,624
                                                                                        =======         ========
 Noncurrent:
   Environmental                                                                           $  -         $  3,921
   Workers compensation payments                                                            988            1,595
   Other                                                                                   -                  61
                                                                                        -------         --------

                                                                                        $   988          $ 5,577
                                                                                        =======         ========

     In connection with Keystone's emergence from Chapter 11 on August 31, 2005, the Company's pre-petition unsecured creditors with allowed claims will receive, among other things, a $5.2 million cash payment. As of December 31, 2005, approximately 80% of this amount had been distributed to the pre-petition unsecured creditors. As such, Keystone has recorded a $1.1 million liability to the pre-petition unsecured creditors at December 31, 2005.

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

     See Note 15.

Note 12 - Liabilities subject to compromise

                                                                                December 31,
                                                                          --------------------------
                                                                           2004              2005
                                                                          -------           --------

Accrued OPEB cost                                                         $123,425           $  -
Environmental                                                               19,432             8,491
6% Notes                                                                    16,031              -
Accrued preferred stock dividends                                           11,846              -
Accounts payable                                                            10,776               850
Deferred vendor payments                                                    10,518              -
9 5/8% Notes                                                                 6,150              -
Self insurance                                                               4,549              -
Accounts payable to affiliates                                               3,027              -
Workers compensation                                                         1,847              -
Accrued and deferred interest                                                1,237              -
Legal and professional                                                         726               244
Disposition of former facilities                                               665               684
Other                                                                        2,117               207
                                                                          --------           -------

                                                                          $212,346           $10,476
                                                                          ========           =======

     In connection with Keystone's emergence from Chapter 11 on August 31, 2005, pre-petition unsecured creditors (other than Contran) with allowed claims against Keystone received, in the aggregate, on a pro rata basis, $5.2 million in cash, a $4.8 million secured promissory note and 49% of the new common stock of reorganized Keystone (valued at $10.5 million). Also in connection with Keystone's emergence from Chapter 11, Contran received an aggregate of 51% of the new common stock of reorganized Keystone (valued at $10.9 million) in exchange for its $5.0 million of DIP financing and Contran's pre- and post-petition claims against Keystone. The new common stock of reorganized Keystone represents an aggregate of 10.0 million shares. Such shares were valued at $2.14 per share by the Company with the assistance of its independent financial advisors. In addition, pre-petition unsecured creditors of Keystone with balances due to them of less than $1,900, were paid in full.

     During the fourth quarter of 2004, Keystone received a $5.2 million Court ordered settlement from a former vendor relative to the Company's Chapter 11 filing and consigned inventory and related balances due to that vendor. The $5.2 million is shown as gain from legal settlement on the Company's 2004 statement of operations. In connection with negotiations with its pre-petition unsecured creditors relative to Keystone's emergence from Chapter 11, the Company agreed to deposit the $5.2 million into a restricted cash account in order to fund the $5.2 milion cash payment to be paid to the pre-petition unsecured creditors. As of December 31, 2005, approximately 80% of the funds in this account had been released to the unsecured creditors. The remaining 20% will be released when the final cash payment is made to the pre-petition unsecured creditors. As such, Keystone has recorded a $1.0 million liability to the pre-petition unsecured creditors which is included in other current accrued liabilities on the Company's December 31, 2005 balance sheet. See Note 8. In addition, the Company has escrowed these funds in a separate demand account and, as such, Keystone's balance sheet includes a restricted investment in current assets of $5.4 million and $1.0 million at December 31, 2004 and 2005, respectively, that will be used to fund the payment to the pre-petition unsecured creditors.

     During the first quarter of 2002, two of the Company's major vendors representing approximately $16.1 million of trade payables, agreed to be paid over a five-year period ending in March 2007 with no interest. The repayment of a portion of such deferred vendor payments could be accelerated if the Company achieves specified levels of future earnings. As a result of the Company's Chapter 11 filings, payments under these agreements were discontinued on February 26, 2004. The balances due under these agreements at December 31, 2004, are shown in liabilities subject to compromise at December 31, 2004. See Note 2.

     Accrued OPEB liabilities, certain accrued environmental liabilities related to properties owned by Keystone and other liabilities were reinstated in full against reorganized Keystone in connection with the Company's emergence from Chapter 11. The Company continues to negotiate claims related to certain pre-petition environmental liabilities related to non-owned sites and other liabilities at December 31, 2005. See Notes 10 and 11.

     The remaining liabilities subject to compromise at December 31, 2005, relate to Sherman Wire Company.

     As a result of the foregoing, the Company recorded a $32.5 million gain from cancellation of debt during the third quarter of 2005. The following table summarizes the significant components of compromised liabilities and the related recorded gain from cancellation of debt.

                                                                   Unsecured
                                                                     claims
                                                                   other than        Contran
                                                                    Contran          claims          Total
                                                                   ----------      ----------       ---------
                                                                                (In thousands)

Liabilities compromised:
        6% Notes                                                      $16,031          $  -           $16,031
        Accrued Series A Preferred Stock
         dividends                                                      1,098           10,748         11,846
        Accounts payable - pre-petition                                 7,576            3,279         10,855
        Accounts payable - post-petition                                    -            1,179          1,179
        Deferred vendor payments                                       10,518             -            10,518
        9 5/8% Notes                                                    6,150             -             6,150
        DIP loan                                                            -            5,000          5,000
        Accrued interest                                                1,236             -             1,236
        Accrued environmental                                             868               -             868
        Other, net                                                        227               -             227
                                                                      -------         --------        -------
           Total liabilities compromised                               43,704           20,206         63,910
                                                                      -------         --------        -------

Consideration provided:
        Cash                                                            5,200               -           5,200
        Secured Note                                                    4,800               -           4,800
        Common stock                                                   10,486           10,914         21,400
                                                                      -------         --------        -------
           Total consideration provided                                20,486           10,914         31,400
                                                                      -------         --------        -------

Gain on cancellation of debt                                          $23,218          $ 9,292        $32,510
                                                                      =======          =======        =======

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

     Under the terms of an intercorporate services agreement ("ISA") entered into between the Company and Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the Company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of Contran to the affairs of the Company, and the compensation of such persons. Because of the large number of companies affiliated with Contran, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. The ISA fees charged by Contran to the Company aggregated approximately $1,005,000 in each of 2003 and 2004. During 2005, the ISA fees charged by Contran to the Company aggregated approximately $1.0 million. At December 31, 2004, the Company owed Contran approximately $3.8 million, primarily for ISA fees. Such amount was included in payables to affiliates ($821,000) and liabilities subject to compromise ($3.0 million) on the Company's December 31, 2004, balance sheet. See Note 12. In addition, Keystone purchased certain aircraft services from Valhi in the amount of $52,000 in 2003 and $17,000 in 2004.

     Tall Pines Insurance Company ("Tall Pines") and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines is a wholly-owned subsidiary of Valhi, Inc., a majority-owned subsidiary of Contran, and EWI is a wholly-owned subsidiary of NL Industries, Inc., a majority-owned subsidiary of Valhi. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies they provide or broker. The aggregate premiums paid to Tall Pines (including amounts paid to Valmont Insurance Company, another subsidiary of Valhi that was merged into Tall Pines in 2004), and EWI were $2.2 million in 2003, $2.1 million in 2004 and $2.9 million in 2005. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance for substantially all of the risks it underwrites. In the Company's opinion, the amounts that the Company paid for these insurance policies and the allocation among the Company and its affiliates of relative insurance premiums are reasonable and similar to those they could have obtained through unrelated insurance companies and/or brokers. The Company expects these relationships with Tall Pines and EWI will continue in 2006.

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

     Dallas Compressor Company, a subsidiary of Contran, sells compressors and related services to Keystone. During 2003, 2004 and 2005 Keystone purchased products and services from Dallas Compressor Company in the amount of $1,000, $20,000 and $33,000, respectively.

     EWPFLLC had agreed to loan the Company up to an aggregate of $6 million through February 29, 2004. Borrowings would have accrued interest at the prime rate plus 3%, and would have been collateralized by the stock of EWP. In addition, the Company paid a commitment fee of .375% on the unutilized portion of the facility. The terms of this loan were approved by the independent directors of the Company. The loan matured in February 2004. During 2003, Keystone paid EWPFLLC unused line fees of $23,000, related to this facility. In addition, during 2004, Keystone paid EWPFLLC a $100,000 facility fee in connection with the EWP DIP Facility and during 2004 and 2005, the Company also paid EWPFLLC $305,000 and $362,000, respectively, in interest on the EWP DIP facility. See Note 2.

     During 2004, Keystone entered into a scrap supply agreement with Alter Trading Corporation ("ATC"). The Company sources the majority of its ferrous scrap supply from ATC under this agreement. ATC owns the 50% interest in ARC that is not owned by Keystone. During 2004 and 2005, Keystone purchased approximately $99.9 million and $132.4 million of ferrous scrap from ATC.

Note 14 - Quarterly financial data (unaudited)

                                                        March 31,        June 30,      September 30,    December 31,
                                                        ---------       ----------     -------------    ------------
                                                                   (In thousands, except per share data)

 Year ended December 31, 2005:
   Net sales                                             $89,537           $88,992        $ 84,770        $104,246
   Gross profit                                            5,055             1,958           8,916          14,075
   Reorganization costs                                    3,294             2,687           4,342             (15)
   Gain on cancellation of debt                                -                 -          32,349             161

   Net income (loss)                                     $(1,276)          $(3,659)       $ 34,104        $ 10,063
                                                         =======           =======        ========        ========

   Basic net income (loss)
    per share available for common shares                $  (.13)         $   (.36)      $   3.61          $  1.01
                                                         =======           =======        ========        ========

   Diluted net income (loss) per share
    available for common shares                          $  (.13)        $    (.36)     $    1.64          $  1.01
                                                         =======           =======        ========        ========

 Year ended December 31, 2004:
   Net sales                                             $67,177          $101,827        $112,505         $82,826
   Gross profit (loss)                                    (1,433)           18,709          19,965           4,862
   Reorganization costs                                    1,927             3,092           3,257           2,882
   Net gain on legal settlement                                -                 -               -           5,284

   Net (income) loss                                     $(7,638)         $ 10,993        $ 10,887         $ 1,818
                                                         =======           =======        ========        ========

   Basic net income (loss)
    per share available for common shares                $  (.88)         $   1.09       $   1.08          $   .18
                                                         =======           =======        ========        ========

   Diluted net income (loss) per share
    available for common shares                          $  (.88)         $    .39       $    .39          $   .06
                                                         =======           =======        ========        ========

     During the fourth quarter of 2004, based on an actuarial valuation, the Company recorded a decrease in 2004 OPEB expense and liability of approximately $2.2 million resulting in OPEB expense for the year 2004 of $20.9 million. The Company had previously estimated OPEB expense for 2004 would approximate $23.1 million.

     During the fourth quarter of 2004, Keystone received a $5.2 million settlement from a former vendor relative to the Company's Chapter 11 filing and consigned inventory and related balances due to that vendor. The $5.2 million is shown as gain from legal settlement on the Company's 2004 statement of operations. In connection with negotiations with its pre-petition unsecured creditors relative to Keystone's emergence from Chapter 11, the Company agreed to deposit the $5.2 million into a restricted cash account. Approximately 80% of the funds in this account were released to the pre-petition unsecured creditors upon Keystone's emergence from Chapter 11. The remaining 20% will be released when the final cash payment is made to the pre-petition unsecured creditors. The balance in this account is shown as a restricted investment in current assets on the Company's December 31, 2004 and 2005 balance sheets.

     See Notes 2, 4, 8 and 10.

Note 15 - Environmental matters

     As a result of the Chapter 11 filings on February 26, 2004, litigation relating to prepetition claims against the filing companies, including Keystone and Sherman Wire Company ("Sherman"), was stayed. Upon emergence from Chapter 11 on August 31, 2005, the pre-petition litigation claims against Sherman continue to be stayed while these claims are adjudicated. Environmental liabilities related to non-owned Keystone sites ($868,000) were discharged in connection with the Chapter 11 proceedings. Recorded environmental liabilities related to non-owned Sherman sites ($7.7 million) and an owned Sherman site ($.8 million) continue to be negotiated and adjudicated subsequent to Keystone's emergence from Chapter 11. See Note 12. In general, as a result of the Company's Chapter 11 reorganization and discharge when it exited bankruptcy in August 2005, any future government or third-party private actions against Keystone arising from its alleged pre-petition responsibility for hazardous contamination at any environmental sites that are not owned by Keystone have been barred. The Company's Chapter 11 discharge does not affect the Company's liability for hazardous contamination of property that was owned by Keystone as of the petition date and any associated clean up costs remains the responsibility of the Company.

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

     Although Keystone believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs with respect to its environmental remediation obligations, it has only recorded receivables for the estimated insurance recoveries at three of those sites. Accrued receivables related to these matters were $323,000 at December 31, 2004.

     During 2003 and 2005, the Company received approximately $32,000 and $382,000, respectively, from certain of its insurers in exchange for releasing such insurers from coverage for certain years of environmental related liabilities. Such amounts are included in Keystone's self insurance accruals. Keystone did not receive any such insurance recoveries during 2004.

     On a quarterly basis, Keystone evaluates the potential range of its liability at sites where it has been named as a PRP or defendant by analyzing and estimating the range of reasonably possible costs to Keystone. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation. Keystone believes it has provided adequate accruals ($15.4 million at December 31, 2005, $8.5 million of which is reflected in liabilities subject to compromise on the Company's December 31, 2005 balance sheet) for these matters at 10 sites for which Keystone believes its liability is probable and reasonably estimable, but Keystone's ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs, the allocation of such costs among PRPs, the solvency of other PRPs or a determination that Keystone is potentially responsible for the release of hazardous substances at other sites, any of which could result in expenditures in excess of amounts currently estimated by Keystone to be required for such matters. With respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. In addition, the actual timeframe for payments by Keystone for these matters may be substantially in the future.

     Keystone believes it is not possible to estimate the range of costs for five sites. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company.

     The upper end of the range of reasonably possible costs to Keystone for the 14 sites for which it is possible to estimate costs is approximately $16.3 million. Keystone's estimates of such liabilities have not been discounted to present value, and other than certain previously-reported settlements with respect to certain of Keystone's former insurance carriers, Keystone has not recognized any material insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to the eight sites as to which no estimate of liability can presently be made because the respective investigations are in early stages. The extent of CERCLA liability cannot be determined until the Remedial Investigation/Feasibility Study ("RI/FS") is complete, the U.S. EPA issues a Record of Decision ("ROD") and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents is subject to similar uncertainties.

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

     More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below. A summary of activity in the Company's environmental accruals for the three years ended December 31, 2005 is as follows:

                                                                                    Years ended December 31,
                                                                                -----------------------------------
                                                                                2003          2004            2005
                                                                                ----          ----           ------
                                                                                         (In thousands)

 Balance at beginning of period                                                 $20,209       $19,766       $19,432
 Expense                                                                           -                -             -
 Payments                                                                          (475)         (334)       (3,534)
 Cancellation of debt                                                                 -             -          (868)
 Reclassification                                                                    32          -              382
                                                                                -------       -------       -------

 Balance at end of period                                                       $19,766       $19,432       $15,412
                                                                                =======       =======       =======

 Amounts recognized in the balance sheet:
   Other accrued liabilities - current                                          $13,044       $  -          $ 3,000
   Other accrued liabilities - noncurrent                                         6,722          -            3,921
   Liabilities subject to compromise                                               -           19,432         8,491
                                                                                -------       -------       -------

                                                                                $19,766       $19,432       $15,412
                                                                                =======       =======       =======

     Approximately $8.5 million of the Company's $15.4 million recorded environmental accrual at December 31, 2004 is included in liabilities subject to compromise on the Company's balance sheet. All of the recorded environmental liability included in liabilities subject to compromise on the Company's December 31, 2005 balance sheet relates to sites involving Sherman or one of its predecessors. Sherman's environmental liabilities continue to be negotiated and adjudicated subsequent to Keystone's emergence from Chapter 11 on August 31, 2005. See Note 12.

Sites no longer subject to compromise at December 31, 2005.

     The Company is currently involved in the closure of inactive waste disposal units at its Peoria facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992. The original closure plan provides for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. The Company recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. The Company adjusts the recorded liability for each Phase as actual remediation costs become known. During 1995, the Company began remediation of Phases II and III and completed these Phases, as well as Phase IV during 1996. During 1998 and 1999 the Company did not have any significant remediation efforts relative to Phases V and VI. During 2000, Keystone began preliminary efforts relative to Phase V. Pursuant to agreements with the IEPA and Illinois Attorney General's (the "IAG") office, the Company is depositing $75,000 per quarter into a trust fund. Prior to 2005, the Company was required to continue these quarterly deposits and could not withdraw funds from the trust fund until the fund balance exceeded the sum of the estimated remaining remediation costs plus $2 million. During 2005, this agreement was modified such that the IEPA and IAG now permit Keystone to withdraw funds from the trust fund as the site is remediated. However, the requirement for the Company to make quarterly deposits of $75,000 in to the trust fund remains until such time as the site is completely remediated. During 2005, Keystone paid approximately $3.6 million in remediation costs for this site and through December 31, 2005, had received approximately $1.6 million in funds from the trust fund. At December 31, 2004 and 2005, the trust fund had a balance of $5.7 million and $4.5 million, respectively, which amounts were included in other noncurrent assets.

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

     In March 2000, the IAG filed and served a seven-count complaint against Keystone for alleged violations of the Illinois Environmental Protection Act, 415 ILCS 5/31, and regulations implementing RCRA at Keystone's Peoria facility. The complaint alleges Keystone violated RCRA in failing to prevent spills of an alleged hazardous waste on four separate occasions during the period from June 1995 through January 1999. The complaint also alleges the Company illegally "stored", "disposed of" and manifested the same allegedly hazardous waste on some or all of those occasions. In addition, the complaint alleges these hazardous waste spills resulted in groundwater pollution in violation of the Illinois Environmental Protection Act. The complaint further alleges Keystone improperly disposed of hazardous waste on two occasions at a landfill not permitted to receive such wastes. The complaint seeks the maximum statutory penalties allowed which ranges up to $50,000 for each violation and additional amounts up to $25,000 for each day of violation. Keystone has answered the complaint and proceedings in the case have been stayed pending the outcome of settlement negotiations between Keystone and the IAG's office.

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

Sites still subject to compromise at December 31, 2005.

     Prior to its acquisition by Keystone, DeSoto, Inc. ("DeSoto") was notified by U.S. EPA that it is one of approximately 50 PRPs at the Chemical Recyclers, Inc. site in Wylie, Texas. In January 1999, DeSoto changed its name to Sherman. Under a consent order with the U.S. EPA, the PRP group has performed a removal action and an investigation of soil and groundwater contamination. Such investigation revealed certain environmental contamination. A majority of the PRPs and Sherman entered into a Participation Agreement dated May 26, 1989 pursuant to which the parties agreed to share in the clean up costs of the site. The site was remediated by the participating PRPs within the scope of the EPA's Statement of Work set forth in the administrative order as of Sherman's bankruptcy petition date. The participation agreement provides that Sherman could withdraw from the agreement and have no further liability under the agreement for clean-up costs if it gave written notice to the other PRPs who were a party to the agreement that it was withdrawing from the agreement. Sherman was current on its obligations under the agreement as of its petition date and gave formal notice of its withdrawal on February 18, 2005. On February 28, 2005, the EPA indicated to the other PRPs that it was possibly going to require additional remediation at the site. The other PRPs did timely file a claim against Sherman in its bankruptcy for any future liability it might have under the participation agreement, but on September 27, 2005 the Court denied the claim pursuant to Section 502(e)(1)(B) of the Bankruptcy Code as a contingent contribution claim, which are not allowable claims. The EPA did not file a claim against Sherman in connection with this site at all. The other PRPs have appealed the Court's September 27, 2005 Order denying their claim to the U.S. District Court of Wisconsin. Sherman and the other PRPs have filed the necessary appellate motion and reply brief and the case has not been set for oral argument as of March 28, 2006. On March 3, 2006, the U.S. EPA ordered further remedial action, the exact extent of which is not currently known. Any further liability of Sherman Wire related to this site will be discharged in the Chapter 11 proceedings.

     In 1984, U.S. EPA filed suit against DeSoto by amending a complaint against Midwest Solvent Recovery, Inc. et al ("Midco"). DeSoto was a defendant based upon alleged shipments to an industrial waste recycling storage and disposal operation site located in Gary, Indiana. The amended complaint sought relief under CERCLA to force the defendants to clean up the site, pay non-compliance penalties and reimburse the government for past clean up costs. In June 1992, DeSoto settled its portion of the case by entering into a partial consent decree, and all but one of the eight remaining primary defendants and 93 third party defendants entered into a main consent decree. Under the terms of the partial consent decree, DeSoto agreed to pay its pro rata share (13.47%) of all costs under the main consent decree. In addition to certain amounts included in the trust fund discussed below, Sherman also has certain funds available in other trust funds due it under the partial consent decree. These credits can be used by Sherman (with certain limitations) to fund its future liabilities under the partial consent decree. Pursuant to a settlement agreement, the other Midco PRPs were given a $1.1 million allowed claim in the Chapter 11 proceedings and DeSoto was given a site release. Any further liability of Sherman related to this site will be discharged in the Chapter 11 proceedings.

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

     In December 1991, DeSoto and approximately 600 other PRPs were named in a complaint alleging DeSoto and the PRPs generated wastes that were disposed of at a Pennsauken, New Jersey municipal landfill. The plaintiffs in the complaint were ordered by the court to show in what manner the defendants were connected to the site. The plaintiffs provided an alleged nexus indicating garbage and construction materials from DeSoto's former Pennsauken facility were disposed of at the site and such waste allegedly contained hazardous material to which DeSoto objected. The claim was dismissed without prejudice in August 1993. In 1996, DeSoto received an amended complaint containing the same allegations. Pursuant to a settlement agreement, the Pollution Control Finance Authority of Cambden County was given a $750,000 allowed claim in the Chapter 11 proceedings and DeSoto was given a site release. The other PRP's claims were dismissed in the Chapter 11 proceedings. Any further liability of Sherman related to this site will be discharged in the Chapter 11 proceedings.

     Sherman has received notification from the TNRCC stating that DeSoto is a PRP at the Material Recovery Enterprises Site near Ovalo, Texas, with approximately 3% of the total liability. The matter has been tendered to the Valspar Corporation ("Valspar") pursuant to a 1990 agreement whereby Valspar purchased certain assets of DeSoto. Valspar has been handling the matter under reservation of rights. At the request of Valspar, Sherman Wire has signed a participation agreement which would require Sherman Wire to pay no less than 3% of the remediation costs. Valspar continues to pay for legal fees in this matter and has reimbursed Sherman Wire for all assessments. The TNRCC was granted a $15,000 claim in the Chapter 11 proceedings. Any further liability of Sherman related to this site will be discharged in the Chapter 11 proceedings.

     In November 2003, Sherman received a General Notice of Potential Liability from the U.S. EPA advising them that the U.S. EPA believe Sherman Wire is a PRP at the Lake Calumet Cluster Site in Chicago, Illinois. The U.S. EPA advises the 200 acre site consists of areas of both ground water and surface water contamination located in a remnant wetland area. The U.S. EPA's effort at this site is part of a larger effort undertaken along with the State of Illinois, the City of Chicago, the U.S. Army Corps of Engineers, and the U.S. Department of Energy to cleanup contamination in the Lake Calumet basin. The U.S. EPA alleges the original wetland area has been partially filed by various waste handling and disposal activities which started as early as the 1940's. Incineration of hazardous waste including paints, thinners, varnishes, chlorinated solvents, styrene, ink, adhesives, and antifreeze occurred on the site from 1977 until 1982. In addition, several landfills operated in and near the site from 1967 into the 1990s. Approximately 1,600 ruptured drums have been discovered buried on the site. The U.S. EPA has undertaken or overseen various response actions at the site to mitigate remaining above ground contamination in the site vicinity. The U.S. EPA advises these activities have led to the formation of an extensive ground water contamination plume and contamination in the remaining wetland. The origin of the contamination cannot be associated with any single prior activity. The ground water is in direct contact with the wetland waters, and the same contaminants of concern, certain of which are known to bioaccumulate, and their concentrations are above human health and environmental standards. Sherman did not respond to the November 2003 Notice, however, Sherman notified their insurance carriers and asked them to indemnify and defend Sherman with respect to the Notice. At present, no carrier has agreed to either indemnify or defend. In addition, in November, 2003, Sherman requested the U.S. EPA to provide any documentation that allegedly connects Sherman to the site. Subsequently, the U.S. EPA produced documents that may show that Sherman wastes were sent to the site. There were no claims related to this site filed in the Chapter 11 proceedings. The Company's emergence from Chapter 11 proceedings in August 2005 precludes subsequent claims against Sherman related to this site.

     In addition to the sites discussed above, Sherman was allegedly involved at various other sites and in related toxic tort lawsuits which it does not currently expect to incur significant liability. Prepetition claims against Sherman continue to be negotiated and adjudicated subsequent to the Company's emergence from Chapter 11 on August 31, 2005.

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

     Sherman also has access to a trust fund relative to another environmental site for any expenses or liabilities it incurs relative to environmental claims at that site. The trust fund is included in restricted investments on the balance sheet. As of December 31, 2004 and 2005, the balance in this trust fund was approximately $248,000 and $254,000, respectively.

     See Note 11.

Sites compromised as a result of confirmation of the Company's plan of reorganization.

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

     In September 1991, the Company along with 53 other PRPs, executed a consent decree to undertake the immediate removal of hazardous wastes and initiate a Remedial Investigation/Feasibility Study ("RI/FS") of the Interstate Pollution Control site located in Rockford, Illinois. The Company's percentage allocation within the group of PRPs agreeing to fund this project is currently 2.14%. However, the Company's ultimate allocation, and the ultimate costs of the RI/FS and any remedial action, are subject to change depending, for example, upon: the number and financial condition of the other participating PRPs, field conditions and sampling results, results of the risk assessment and feasibility study, additional regulatory requirements, and the success of a contribution action seeking to compel additional parties to contribute to the costs of the RI/FS and any remedial action. The RI/FS began in 1993, was completed in 1997 and approved by IEPA in 1998. In the summer of 1999, IEPA selected a capping and soil vapor extraction remedy estimated by the PRP group to have a present value cost of approximately $2.5 million. IEPA may also demand reimbursement of future oversight costs. The three largest PRPs at the site are negotiating a consent order with IEPA for the performance of the site remedy. Pursuant to a settlement agreement, the PRP group was given a $125,000 allowed claim in Keystone's Chapter 11 proceedings and Keystone received a site release. Any further liability of Keystone related to this site was discharged in the Chapter 11 proceedings.

     In August 1987, Keystone was notified by U.S. EPA that it is a PRP responsible for the alleged hazardous substance contamination of a site previously owned by the Company in Cortland, New York. Four other PRPs participated in the RI/FS and a contribution action is pending against eleven additional viable companies which contributed wastes to the site. Following completion  of the RI/FS,  U.S. EPA  published in November  1997, a PRAP for the site that recommends the excavation and disposal of contaminated soil, installation of an impervious cap over a portion of the site, placement of a surface cover over the remainder of the site and semi-annual groundwater monitoring until drinking water standards are met by natural attenuation. U.S. EPA estimates the costs of this recommended plan to be $3.1 million. The highest cost remedy evaluated by U.S. EPA but not recommended in the PRAP is estimated by U.S. EPA to have a cost of $19.8 million. In September 1998, Keystone and four other PRPs who had funded the prior remedial actions and RI/FS signed a proposed Consent Decree with U.S. EPA calling for them to be "nonperforming parties" for the implementation of a March 1998 Record of Decision. Under this Consent Decree, Keystone could be responsible for an unspecified share of U.S. EPA's future costs in the event that changes to the existing ROD are required. There were no claims related to this site filed in Keystone's Chapter 11 proceedings. The Company's emergence from Chapter 11 proceedings in August 2005 precludes subsequent claims against Keystone related to this site.


Note 16 - Lease commitments

     At December 31, 2005, the Company is obligated under certain operating leases through 2010. Future commitments under these leases are summarized below.

                                                                           Lease commitment
                                                                           ----------------
                                                                            (In thousands)

2006                                                                                 $495
2007                                                                                  155
2008                                                                                  119
2009                                                                                   97
2010                                                                                   31
                                                                                     ----
                                                                                     $897
                                                                                     ====


Note 17 -  Other commitments and contingencies

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

Product supply agreement

     In 1996, Keystone entered into a fifteen-year product supply agreement (the "Supply Agreement") with a vendor. The Supply Agreement provides, among other things, that the vendor will construct a plant at the Company's Peoria facility and, after completion of the plant, provide Keystone with all, subject to certain limitations, of its gaseous oxygen and nitrogen needs for a 15-year period ending in 2011. In addition to specifying rates to be paid by the Company, including a minimum facility fee of approximately $1.2 million per year, the Supply Agreement also specifies provisions for adjustments to the rates and term of the Supply Agreement. Purchases made pursuant to the Supply Agreement during 2003, 2004 and 2005 amounted to $1.4 million, $1.9 million and $2.7 million, respectively.

     Keystone is party to a product supply agreement with another vendor that expires in December 2006. The agreement requires Keystone to annually purchase 10,000 rolls of product from the vendor at an average price of approximately $83 per roll, but the agreement can be cancelled by Keystone with a 180-day notice. Purchases made pursuant to this contract during 2003, 2004 and 2005 amounted to $539,000, $819,000 and $743,000, respectively.

Concentration of credit risk

     All of the Company's segments perform ongoing credit evaluations of their customers' financial condition and, generally, require no collateral from their customers.

     Keystone Steel & Wire. KSW sells its products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail distributors primarily in the Midwestern, Southwestern and Southeastern regions of the United States. KSW's ten largest external customers accounted for approximately 41% of its net sales in 2003, 47% in 2004 and 45% in 2005. These customers accounted for approximately 51% of KSW's notes and accounts receivable at December 31, 2004 and 66% at December 31, 2005. KSW's net sales to other Keystone segments accounted for approximately 11% of its sales in 2003, 14% in 2004 and 13% in 2005. These intercompany customers accounted for 4% of KSW's notes and accounts receivable at December 31, 2004 and 5% at December 31, 2005. No single external customer accounted for more than 10% of KSW's sales during each of 2003 and 2004. During 2005, a single customer accounted for 11% of KSW's sales. No other single customer accounted for more than 10% of KSW's sales during 2005.

     Engineered Wire Products. EWP sells its products to concrete pipe manufacturers and retail distributors primarily in the Midwest and East Coast regions of the United States. EWP's ten largest customers accounted for approximately 52% of its net sales in 2003, 49% in 2004 and 54% in 2005. These customers accounted for approximately 40% of EWP's notes and accounts receivable at December 31, 2004 and 48% at December 31, 2005. An external single customer accounted for 10% of EWP's net sales during 2003 and another single external customer accounted for 11% of EWP's net sales in 2003 and a third external customer accounted for 13% of EWP's net sales in 2005. No other single customer accounted for more than 10% of EWP's net sales during 2003, 2004 or 2005. EWP does not sell products to other Keystone segments.

     Sherman/KWP. The Company's businesses in this segment sell their products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail distributors primarily in the Midwestern, Southwestern and Southeastern regions of the United States. This segment's ten largest external customers accounted for approximately 40% of its net sales in 2003, 28% in 2004 and 25% in 2005. These customers accounted for approximately 85% of this segment's notes and accounts receivable at December 31, 2004 and 75% at December 31, 2005. This segments' net sales to other Keystone segments accounted for approximately 36% of its sales net in 2003, 62% in 2004 and 69% in 2005. These intercompany customers accounted for approximately 6% of this segment's notes and accounts receivable at December 31, 2004 and 5% of this segment's notes and accounts receivable at December 31, 2005. No single external customer accounted for more than 10% of this segment's net sales during 2003. During 2004, a single customer accounted for 19% of this segment's net sales. No other single customer accounted for more than 10% of this segment's net sales during 2004. During 2005, a single customer accounted for 16% of this segment's net sales. No other single customer accounted for more than 10% of this segment's net sales during 2005.

     Lawn and garden products. Garden Zone sold its products primarily to retailers in the Southeastern United States. Garden Zone's ten largest customers accounted for 94% of its net sales in 2003. Garden Zone did not sell significant levels of product to other Keystone segments during 2003. A single external customer accounted for 50% of Garden Zone's net sales during 2003. Another external customer also accounted for 10% of Garden Zone's net sales during 2003.

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

                                                                                Years ended December 31,
                                                                        ---------------------------------------
                                                                          2003             2004            2005
                                                                        -------           ------           ----
                                                                                     (In thousands)

Numerator:
  Net income (loss) before cumulative
   effect of change in accounting
   principle                                                         $(37,517)         $16,060          $39,232
  Cancellation of Series A Preferred Stock                               -                -               2,112
  Less Series A Preferred Stock
   dividends                                                           (5,940)          (1,223)            -
                                                                     --------         --------         --------
  Basic net income (loss)                                             (43,347)          14,837           41,344
  Series A Preferred Stock dividends                                    5,940            1,223             -
                                                                     --------         --------         --------

  Diluted net income (loss)                                          $(37,517)         $16,060          $41,344
                                                                     ========         ========          =======

Denominator:
  Average common shares outstanding                                    10,068           10,068           10,046
  Dilutive effect of Series A
   Preferred Stock                                                       -              17,975           11,983
                                                                     --------         --------         --------

  Diluted shares                                                       10,068           28,043           22,029
                                                                     ========         ========          =======


Note 19 - Accounting principles newly adopted in 2003, 2004 and 2005:

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

     Stock options. Based on guidance issued by the U.S. Securities and Exchange Commission, the Company will adopt SFAS No. 123R, "Share-Based Payment," as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, if the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because all of the Company's stock options were cancelled upon the Company's emergence from Chapter 11 on August 31, 2005, the effect of adopting SFAS No. 123R will not be significant in so far as it relates to existing stock options. Should the Company, however, grant a significant number of options in the future, the effect on the Company's consolidated financial statements could be material.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Keystone Consolidated Industries, Inc.:


Our audits of the consolidated financial statements referred to in our report dated March 31, 2006, appearing in the 2005 Annual Report to Shareholders of Keystone Consolidated Industries, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in the index on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Dallas, Texas
March 31, 2006

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                Additions
                                                  Balance at    charged to    Deductions  Balance at
                                                   beginning    costs and      (net of      end of
 Description                                       of period     expenses    recoveries)    period
 -----------                                       ---------    ----------   -----------  ----------

 Year ended December 31, 2003:

 Allowance for doubtful accounts and
    notes receivable                                $ 1,762      $   (406)      $1,009     $   347
                                                    =======      ========       ======     =======

 Allowance for inventory obsolescence               $ 3,490      $    299       $   42     $ 3,747
                                                    =======      ========       ======     =======

 LIFO reserve                                       $13,352      $   (215)      $  -       $13,137
                                                    =======      ========       ======     =======

 Deferred tax asset valuation allowance             $20,046      $ 19,088       $  -       $39,134
                                                    =======      ========       ======     =======

 Major repair and maintenance accrual               $   -        $     61       $   61     $   -
                                                    =======      ========       ======     =======

 Year ended December 31, 2004:

 Allowance for doubtful accounts and
    notes receivable                                $   347      $    111       $   10     $   448
                                                    =======      ========       ======     =======

 Allowance for inventory obsolescence               $ 3,747      $  2,174       $   86     $ 5,835
                                                    =======      ========       ======     =======

 LIFO reserve                                       $13,137      $ 14,078       $  -       $27,215
                                                    =======      ========       ======     =======

 Deferred tax asset valuation allowance             $39,134      $ (8,808)      $  -       $30,326
                                                    =======      ========       ======     =======

 Major repair and maintenance accrual               $   -        $  1,642       $1,289     $   353
                                                    =======      ========       ======     =======

 Year ended December 31, 2005:

 Allowance for doubtful accounts and
    notes receivable                                $   448      $    238       $  235     $   451
                                                    =======      ========       ======     =======

 Allowance for inventory obsolescence               $ 5,835      $ (1,372)      $  114     $ 4,349
                                                    =======      ========       ======     =======

 LIFO reserve                                       $27,215      $(12,003)      $  -       $15,212
                                                    =======      ========       ======     =======

 Deferred tax asset valuation allowance             $30,326      $(19,651)      $  -       $10,675
                                                    =======      ========       ======     =======

 Major repair and maintenance accrual               $   353      $  1,196       $1,549     $   -
                                                    =======      ========       ======     =======