Form 10-Q
period 2006-03-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2006-05-15
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2006
                         --------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No .

Number of shares of common stock outstanding at May 15, 2006: 10,000,000

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                                                           Page
                                                                                                          number
                                                                                                          ------
PART I.      FINANCIAL INFORMATION

  Item 1.  Financial Statements

                  Consolidated Balance Sheets - December 31, 2005;
                   March 31, 2006 (Unaudited)                                                                 3

                  Consolidated Statements of Operations - Three months
                   ended March 31, 2005 and 2006 (Unaudited)                                                  5

                  Consolidated Statements of Cash Flows - Three months
                   ended March 31, 2005 and 2006 (Unaudited)                                                  6

                  Consolidated Statement of Stockholders'
                   Equity - Three months ended March 31, 2006 (Unaudited)                                     7

                  Notes to Consolidated Financial Statements (Unaudited)                                      8

  Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                       22

  Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                 30

  Item 4.         Controls and Procedures                                                                    31


PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings                                                                          33

  Item 1A.        Risk Factors                                                                               33

  Item 6.         Exhibits                                                                                   33

  Items 2, 3, 4 and 5 are omitted because they are not applicable.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                            December 31,          March 31,
                                 ASSETS                                         2005                2006
                                                                            -----------          -----------
                                                                                                 (Unaudited)

 Current assets:
   Accounts receivable, net                                                      $ 46,199           $ 52,332
   Inventories, net                                                                69,691             73,417
   Restricted investments                                                           1,040              1,040
   Prepaid expenses and other                                                       2,760              1,638
                                                                                 --------           --------

      Total current assets                                                        119,690            128,427
                                                                                 --------           --------

 Property, plant and equipment                                                    369,777            371,999
 Less accumulated depreciation                                                    283,004            286,799
                                                                                 --------           --------

      Net property, plant and equipment                                            86,773             85,200
                                                                                 --------           --------

 Other assets:
   Restricted investments                                                           4,758              4,001
   Prepaid pension cost                                                           145,152            157,313
   Deferred financing costs                                                           902                842
   Goodwill                                                                           752                752
   Other                                                                              337                276
                                                                                 --------           --------

      Total other assets                                                          151,901            163,184
                                                                                 --------           --------

                                                                                 $358,364           $376,811
                                                                                 ========           ========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                            December 31,           March 31,
                                                                                 2005                2006
                                                                             -----------          -----------
                                                                                                  (Unaudited)

 Current liabilities:
   Notes payable and current maturities of
     long-term debt                                                             $  41,640            $ 66,371
   Accounts payable                                                                 9,797               9,617
   Accrued OPEB cost                                                                4,256               4,256
   Other accrued liabilities                                                       27,624              24,050
                                                                                ---------            --------

       Total current liabilities                                                   83,317             104,294
                                                                                ---------            --------

 Noncurrent liabilities:
   Long-term debt                                                                  58,255              37,266
   Accrued OPEB cost                                                              133,208             130,177
   Other                                                                            5,577               5,488
                                                                                ---------            --------

       Total noncurrent liabilities                                               197,040             172,931
                                                                                ---------            --------

 Liabilities subject to compromise                                                 10,476              10,326
                                                                                ---------            --------

 Stockholders' equity:
   Common stock                                                                       100                 100
   Additional paid-in capital                                                      75,423              75,423
   Retained earnings (accumulated deficit)                                         (7,992)             13,737
                                                                                ---------            --------

       Total stockholders' equity                                                  67,531              89,260
                                                                                ---------            --------

                                                                                $ 358,364            $376,811
                                                                                =========            ========




Commitments and contingencies (Notes 10 and 11).


          See accompanying notes to consolidated financial statements.
                                     - 4 -

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                        Three months ended
                                                                                              March 31,
                                                                                         2005            2006
                                                                                       --------        --------

 Net sales                                                                             $ 89,537        $119,115
 Cost of goods sold                                                                      84,482         104,089
                                                                                       --------        --------
   Gross margin                                                                           5,055          15,026
                                                                                       --------        --------

 Selling expense                                                                          1,435           1,776
 General and administrative expense                                                       2,704           2,729
 Defined benefit pension credit                                                          (3,225)        (12,161)
                                                                                       --------        --------

                                                                                            914          (7,656)
                                                                                       --------        --------

 Operating income                                                                         4,141          22,682
                                                                                       --------        --------

 Nonoperating income (expense):
   Corporate income (expense)                                                            (1,296)            486
   Interest expense                                                                        (857)         (1,202)
   Interest income                                                                           35               2
   Other income, net                                                                         88            -
                                                                                       --------        ---------

                                                                                         (2,030)           (714)
                                                                                       --------        --------

       Income before income taxes and
        reorganization costs                                                              2,111          21,968

 Reorganization costs                                                                     3,294             150
                                                                                       --------        --------

   Income (loss) before income taxes                                                     (1,183)         21,818

 Provision for income taxes                                                                  93              89
                                                                                       --------        --------

       Net income (loss)                                                               $ (1,276)       $ 21,729
                                                                                       ========        ========

 Basic and diluted income (loss) per share                                             $  ( .13)       $   2.17
                                                                                       ========        ========

 Basic and diluted shares outstanding                                                    10,068          10,000
                                                                                       ========        ========



          See accompanying notes to consolidated financial statements.
                                     - 5 -

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           Three months ended
                                                                                                March 31,
                                                                                          2005            2006
                                                                                          ----            ----

 Cash flows from operating activities:
   Net income (loss)                                                                  $ (1,276)        $ 21,729
   Depreciation and amortization                                                         3,927            3,846
   Amortization of deferred financing costs                                                247               68
   Non-cash defined benefit pension credit                                              (3,225)         (12,161)
   OPEB expense (credit)                                                                 4,367           (2,100)
   OPEB payments                                                                        (1,158)            (931)
   Reorganization costs accrued                                                          3,294              150
   Reorganization costs paid                                                            (2,368)          (2,994)
   Other, net                                                                               20              190
   Change in assets and liabilities:
     Accounts receivable                                                               (12,952)          (6,340)
     Inventories                                                                        (9,931)          (3,726)
     Accounts payable                                                                   (1,379)            (234)
     Other, net                                                                         (2,527)             228
                                                                                      --------         --------

       Net cash used by operating activities                                           (22,961)          (2,275)
                                                                                      --------         --------

 Cash flows from investing activities:
   Capital expenditures                                                                 (1,960)          (2,293)
   Collection of notes receivable                                                           75               75
   Restricted investments, net                                                            (173)             757
   Other, net                                                                              157                2
                                                                                      --------         --------

       Net cash used by investing activities                                            (1,901)          (1,459)
                                                                                      --------         --------

 Cash flows from financing activities:
   Revolving credit facilities, net                                                     25,484            5,162
   Other notes payable and long-term debt:
     Additions                                                                              45              150
     Principal payments                                                                   (660)          (1,570)
   Deferred financing costs paid                                                            (7)              (8)
                                                                                      --------         --------

       Net cash provided by financing activities                                        24,862            3,734
                                                                                      --------         --------

 Net change in cash and cash equivalents                                                  -                -

 Cash and cash equivalents, beginning of period                                           -                -
                                                                                      --------         --------

 Cash and cash equivalents, end of period                                             $   -            $   -
                                                                                      ========         ========

 Supplemental disclosures:
   Cash paid for:
     Interest, net of amount capitalized                                              $    597         $  1,002
     Income taxes, net                                                                     600                -


          See accompanying notes to consolidated financial statements.
                                     - 6 -

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2006
                                 (In thousands)
                                   (Unaudited)


                                                                                 Retained
                                                                Additional       earnings
                                                    Common       paid-in       (accumulated
                                                     stock       capital         deficit)          Total
                                                    -------   -  --------   --   ---------         -----

 Balance - December 31, 2005                           $100        $75,423     $(7,992)              $67,531

 Net income                                              -            -         21,729                21,729
                                                       ----        -------     -------               -------

 Balance - March 31, 2006                              $100        $75,423     $13,737               $89,260
                                                       ====        =======     =======               =======



          See accompanying notes to consolidated financial statements.
                                     - 7 -

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Organization and basis of presentation:

     The consolidated balance sheet of Keystone Consolidated Industries, Inc. ("Keystone" or the "Company") at December 31, 2005 has been derived from the Company's audited consolidated financial statements at that date included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 Annual Report"). The consolidated balance sheet at March 31, 2006 and the consolidated statements of operations and cash flows for the interim periods ended March 31, 2005 and 2006, and the consolidated statement of stockholders' equity for the interim period ended March 31, 2006, have each been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. As permitted by regulations of the SEC, the consolidated balance sheet data as of December 31, 2005 does not include all disclosures required by GAAP.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the 2005 Annual Report.

     At March 31, 2006, Contran Corporation ("Contran") beneficially owned 51% of the outstanding common stock of the Company. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control the Company.

     Net income (loss) per share is based upon the weighted average number of common shares outstanding during the periods. Options to purchase Keystone common stock that were outstanding during the first quarter of 2005 were omitted from the calculation of diluted earnings per share because they were antidilutive. Keystone had no other dilutive securities outstanding during the first quarter of 2005 and 2006.

Note 2 - Bankruptcy

     On February 26, 2004, Keystone and five of its direct and indirect subsidiaries filed for voluntary protection under Chapter 11 of the Federal Bankruptcy Code. Keystone and its subsidiaries filed their petitions in the U.S. Bankruptcy Court for the Eastern District of Wisconsin in Milwaukee. Keystone attributed the need to reorganize to weaknesses in product selling prices over the preceding several years, unprecedented increases in ferrous scrap costs, Keystone's primary raw material, and significant liquidity needs to service retiree medical costs. These problems substantially limited Keystone's liquidity and undermined its ability to obtain sufficient debt or equity capital to operate as a going concern.

     Under Chapter 11 proceedings, actions by creditors to collect Pre-petition Claims in existence at the filing date are stayed, absent specific authorization from the Court to pay such claims while the Company manages the business as a debtor-in-possession.

     Keystone filed a plan of reorganization on October 4, 2004 and amended that plan on May 26, 2005, June 21, 2005 and June 27, 2005. Keystone's amended plan of reorganization was accepted by the impacted constituencies and confirmed by the Court on August 10, 2005. The Company emerged from bankruptcy protection on August 31, 2005. Significant provisions of Keystone's amended plan of reorganization included, among other things:
     o Assumption of the previously negotiated amendment to the collective bargaining agreement with the Independent Steel Workers Alliance (the "ISWA"), Keystone's largest labor union, that related primarily to greater employee participation in healthcare costs;
     o Assumption of the previously negotiated agreements reached with certain retiree groups that will provide relief by permanently reducing healthcare related payments to these retiree groups from pre-petition levels;
     o The Company's obligations due to pre-petition secured lenders other than its Debtor-In-Possession lenders were reinstated in full against reorganized Keystone;
     o All shares of Keystone's common and preferred stock outstanding at the petition date (February 26, 2004) were cancelled;
     o Pre-petition unsecured creditors with allowed claims against Keystone will receive, on a pro rata basis, in the aggregate, $5.2 million in cash, a $4.8 million secured promissory note and 49% of the new common stock of reorganized Keystone;
     o Certain operating assets and existing operations of Sherman Wire Company ("SWC"), one of Keystone's pre-petition wholly-owned subsidiaries, will be sold at fair market value (fair market value and book value both approximate $2.0 million) to Keystone, which will then be used to form and operate a newly created wholly-owned subsidiary of reorganized Keystone named Keystone Wire Products Inc. ("KWP");
     o SWC was also reorganized and the proceeds of the operating asset sale to Keystone and liquidation of SWC's remaining real estate assets (book value approximately $1.6 million) as well as other funds will be distributed, on a pro rata basis, to SWC's pre-petition unsecured creditors as their claims are finally adjudicated;
     o SWC's pre-petition wholly-owned non-operating subsidiaries, J.L. Prescott Company, and DeSoto Environmental Management, Inc. as well as Sherman Wire of Caldwell, Inc., a wholly-owned subsidiary of Keystone, will ultimately be liquidated and the pre-petition unsecured creditors with allowed claims against these entities will receive their pro-rata share of the respective entity's net liquidation proceeds;
     o Pre-petition unsecured creditors with allowed claims against FV Steel & Wire Company, another one of Keystone's wholly-owned subsidiaries, will receive cash in an amount equal to their allowed claims;
     o One of Keystone's Debtor-In-Possession lenders, EWP Financial, LLC (an affiliate of Contran) converted $5 million of its DIP credit facility, certain of its pre-petition unsecured claims and all of its administrative claims against Keystone into 51% of the new common stock of reorganized Keystone; and
     o The Board of Directors of reorganized Keystone now consists of seven individuals, two each of which were designated by Contran and the Official Committee of Unsecured Creditors (the "OCUC"), respectively.

          The remaining three directors qualify as independent directors (two of the independent directors were appointed by Contran with the OCUC's consent and one was appointed by the OCUC with Contran's consent).

     Upon emergence from Chapter 11 on August 31, 2005, the pre-petition litigation claims against Sherman continue to be stayed while these claims are adjudicated. Environmental liabilities related to non-owned Keystone sites ($868,000) were discharged in connection with the Chapter 11 proceedings. Recorded environmental liabilities related to non-owned SWC sites ($7.8 million at March 31, 2006) and an owned SWC site ($.8 million) continue to be negotiated and adjudicated subsequent to Keystone's emergence from Chapter 11. In general, as a result of the Company's Chapter 11 reorganization and discharge when it exited bankruptcy in August 2005, any future government or third-party private actions against Keystone arising from its alleged pre-petition responsibility for hazardous contamination at any environmental sites that are not owned by Keystone have been barred. The Company's Chapter 11 discharge does not affect the Company's liability for hazardous contamination of property that was owned by Keystone as of the petition date and any associated clean up costs remains the responsibility of the Company.

Note 3 - Business Segment Information:

     The Company's operating segments are organized along its manufacturing facilities and include three reportable segments: (i) Keystone Steel and Wire ("KSW") which manufacturers and sells wire rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets, (ii) Engineered Wire Products ("EWP") which manufacturers and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges and (iii) Sherman Wire ("Sherman"), an operating division of SWC which manufacturers and sells wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets. In connection with the Company's emergence from Chapter 11 on August 31, 2005, certain operating assets and existing operations of Sherman were sold at fair market value to Keystone, which then used these assets to form and operate KWP. As such, operating results of this segment prior to Keystone's emergence from Chapter 11 were operating results of Sherman. Operating results of this segment after Keystone's emergence from Chapter 11, were operating results of KWP. In accordance with Keystone's plan of reorganization, the remaining assets of SWC will eventually be liquidated.

Business Segment                              Principal entities                           Location

Keystone Steel & Wire                         Keystone Steel & Wire                        Peoria, Illinois

Engineered Wire Products                      Engineered Wire Products                     Upper Sandusky, Ohio

Sherman Wire/Keystone                         Sherman Wire/Keystone                        Sherman, Texas
 Wire Products                                 Wire Products

                                                                         Three months ended
                                                                              March 31,
                                                                        2005            2006
                                                                        ----            ----
                                                                           (In thousands)

Net sales:
  KSW                                                                   $ 89,194        $117,680
  EWP                                                                     12,051          12,618
  Sherman/KWP                                                              5,053           4,922
  Eliminations                                                           (16,761)        (16,105)
                                                                        --------        --------

     Total net sales                                                    $ 89,537        $119,115
                                                                        ========        ========

Operating income:
  KSW                                                                   $ (1,452)       $  8,199
  EWP                                                                      1,639             873
  Sherman/KWP                                                               (169)            (64)
  GAAP adjustments                                                         4,123          13,674
                                                                        --------        --------

     Total operating income                                                4,141          22,682

Nonoperating income (expense):
  Interest income                                                             35               2
  Other income                                                                88               -
  Corporate income (expense)                                              (1,296)            486
  Interest expense                                                          (857)         (1,202)
                                                                         -------         -------

  Income before income taxes and reorganization costs                    $ 2,111         $21,968
                                                                         =======         =======

     In the above tables, GAAP adjustments are principally (i) the difference between the defined benefit pension credit and OPEB expense or credit allocated to the operating segments and the actual expense or credit included in the determination of operating profit or loss, (ii) the elimination of intercompany profit or loss on ending inventory balances and (iii) LIFO inventory reserve adjustments.

     Approximately $3.4 million and $3.5 million of Sherman\KWP's net sales during the first quarter of 2005 and 2006, respectively, were sales to KSW. The remainder of the elimination of net sales during each of the 2005 and 2006 periods were sales by KSW to EWP and Sherman\KWP.

Note 4 - Inventories:

                                                                               December 31,           March 31,
                                                                                   2005                 2006
                                                                               ------------           --------
                                                                                       (In thousands)

 Raw materials                                                                    $10,914              $14,095
 Work in process                                                                   29,550               28,223
 Finished goods                                                                    28,018               26,265
 Supplies                                                                          16,421               17,721
                                                                                  -------              -------
                                                                                   84,903               86,304
   Less LIFO reserve                                                               15,212               12,887
                                                                                  -------              -------
                                                                                  $69,691              $73,417
                                                                                  =======              =======

Note 5 - Notes payable and long-term debt:

                                                                              December 31,           March 31,
                                                                                  2005                 2006
                                                                              ------------           --------
                                                                                     (In thousands)

 Wachovia revolving credit facility                                              $36,174             $ 41,336
 8% Notes                                                                         26,532               26,136
 UC Note                                                                           4,997                5,147
 Term loans:
   Wachovia                                                                       21,980               20,833
   County                                                                         10,000               10,000
   Other                                                                             212                  185
                                                                                 -------             --------
                                                                                  99,895              103,637
   Less current maturities                                                        41,640               66,371
                                                                                 -------             --------

                                                                                 $58,255             $ 37,266
                                                                                 =======             ========

Note 6 - Income taxes:

     Summarized below are (i) the differences between the provision for income taxes and the amounts that would be expected by applying the U.S. federal statutory income tax rate of 35% and (ii) the components of the comprehensive provision for income taxes.

                                                                                           Three months ended
                                                                                                March 31,
                                                                                         2005                2006
                                                                                         ----                ----
                                                                                             (In thousands)
Expected tax (benefit) provision, at statutory rate                                     $  (414)             $ 7,636
U. S. state income taxes, net                                                                76                  797
Deferred tax asset valuation allowance                                                     (703)              (8,416)
Capitalize reorganization costs                                                           1,133                   52
Other, net                                                                                    1                   20
                                                                                        -------              -------

Provision for income taxes                                                              $    93              $    89
                                                                                        =======              =======

Comprehensive provision for income taxes:
  Currently payable:
    U.S. federal                                                                        $    42              $    43
    U.S. state                                                                               51                   46
                                                                                        -------              -------
      Net currently payable                                                                  93                   89

  Deferred income taxes, net                                                               -                    -
                                                                                        -------              -------

                                                                                        $    93              $    89
                                                                                        =======              =======

     The Company's emergence from Chapter 11 on August 31, 2005 did not result in an ownership change within the meaning of Section 382 of the Internal Revenue Code.

     At March 31, 2006, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, natural gas, labor and employee benefits, environmental remediation, and OPEB benefits; interest rates; product mix; sales volumes and selling prices; financial restructuring efforts and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test. As such, the Company has provided a deferred tax asset valuation allowance to offset its gross deferred income tax asset. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing significant tax expense associated with its expected pre-tax income during 2006 until such time as the Company determines (which might or might not occur during 2006) that recognition of the benefit of its gross deferred income tax assets is appropriate under GAAP. Accordingly, during the first three months of 2006, the Company decreased the deferred tax asset valuation allowance by approximately $8.4 million. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the valuation allowance related to its deferred tax assets in the future.

Note 7 - Other accrued liabilities:

                                                                              December 31,           March 31,
                                                                                  2005                  2006
                                                                                  ----                  ----
                                                                                        (In thousands)

Current:
  Employee benefits                                                               $12,085              $11,750
  Self insurance                                                                    4,455                4,163
  Environmental                                                                     3,000                2,386
  Pre-petition unsecured creditor settlement                                        1,061                1,061
  Income taxes                                                                        939                  621
  Legal and professional                                                              247                  393
  Reorganization costs                                                              3,057                   63
  Other                                                                             2,780                3,613
                                                                                  -------              -------

                                                                                  $27,624              $24,050
                                                                                  =======              =======
Noncurrent:
  Environmental                                                                   $ 3,921              $ 3,921
  Workers compensation payments                                                     1,595                1,513
  Other                                                                                61                   54
                                                                                      ---              -------

                                                                                  $ 5,577              $ 5,488
                                                                                  =======              =======

Note 8 - Liabilities subject to compromise:

                                                                            December 31,                 March 31,
                                                                                2005                       2006
                                                                            ------------                 --------
                                                                                       (In thousands)

Environmental                                                                   $ 8,491                   $ 8,571
Accounts payable                                                                    850                       794
Disposition of former facilities                                                    684                       676
Legal and professional                                                              244                       109
Other                                                                               207                       176
                                                                                -------                   -------

                                                                                $10,476                   $10,326
                                                                                =======                   =======

Note 9 - Employee benefit plans:

     Defined benefit plans. The components of net periodic defined benefit pension credit are presented in the table below.

                                                                                         Three months ended
                                                                                              March 31,
                                                                                        2005            2006
                                                                                        ----            ----
                                                                                           (In thousands)

Service cost                                                                           $    938        $    959
Interest cost                                                                             5,434           5,106
Expected return on plan assets                                                          (10,733)        (16,863)
Amortization of unrecognized:
  Prior service cost                                                                        221             227
  Actuarial losses                                                                          915          (1,590)
                                                                                       --------        --------

                                                                                       $ (3,225)       $(12,161)
                                                                                       ========        ========

     Postretirement benefits other than pensions ("OPEB"). The components of net periodic OPEB expense (credit) are presented in the table below.

                                                                                         Three months ended
                                                                                              March 31,
                                                                                        2005            2006
                                                                                        ----            ----
                                                                                           (In thousands)

Service cost                                                                             $   740         $    63
Interest cost                                                                              3,026             495
Amortization of unrecognized:
  Prior service cost                                                                         (86)            (84)
  Prior service cost due to plan amendments                                                 (710)         (4,243)
  Actuarial losses                                                                         1,397           1,669
                                                                                          ------         -------

                                                                                          $4,367         $(2,100)
                                                                                          ======         =======

Note 10 - Environmental matters:

     As a result of the Chapter 11 filings on February 26, 2004, litigation relating to prepetition claims against the filing companies, including Keystone and Sherman Wire Company ("SWC"), has been stayed. Upon emergence from Chapter 11 on August 31, 2005, the pre-petition litigation claims against SWC continue to be stayed while these claims are adjudicated. Environmental liabilities related to non-owned Keystone sites ($.9 million) were discharged in connection with the Chapter 11 proceedings. Recorded environmental liabilities related to non-owned SWC sites ($7.8 million) and an owned SWC site ($.8 million) continue to be negotiated and adjudicated subsequent to Keystone's emergence from Chapter
11. In general, as a result of the Company's Chapter 11 reorganization and discharge when it exited bankruptcy in August 2005, any future government or third-party private actions against Keystone arising from its alleged pre-petition responsibility for hazardous contamination at any environmental sites that are not owned by Keystone have been barred. The Company's Chapter 11 discharge does not affect the Company's liability for hazardous contamination of property that was owned by Keystone or SWC as of the petition date and any associated clean up costs remains the responsibility of Keystone or SWC.

     Keystone has been named as a defendant, potentially responsible party ("PRP"), or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws in approximately

14 governmental and private actions associated with environmental matters, including waste disposal sites and facilities currently or previously owned, operated or used by Keystone, certain of which are on the United States Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although Keystone may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who may also be jointly and severally liable.

     On a quarterly basis, Keystone evaluates the potential range of its liability at sites where it has been named as a PRP or defendant by analyzing and estimating the range of reasonably possible costs to Keystone. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation. Keystone believes it has provided adequate accruals ($14.9 million at March 31, 2006, $8.6 million of which is reflected in liabilities subject to compromise on the Company's March 31, 2006 balance sheet) for these matters at 10 sites for which Keystone believes its liability is probable and reasonably estimable, but Keystone's ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs, the allocation of such costs among PRPs, the solvency of other PRPs or a determination that Keystone is potentially responsible for the release of hazardous substances at other sites, any of which could result in expenditures in excess of amounts currently estimated by Keystone to be required for such matters. With respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. In addition, the actual timeframe for payments by Keystone for these matters may be substantially in the future.

     The upper end of the range of reasonably possible costs to Keystone for sites for which it is possible to estimate costs (14 sites) is approximately $15.7 million. Keystone's estimates of such liabilities have not been discounted to present value, and other than certain previously-reported settlements with respect to certain of Keystone's former insurance carriers, Keystone has not recognized any material insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to the four sites as to which no estimate of liability can presently be made because the respective investigations are in early stages. The extent of CERCLA liability cannot be determined until the Remedial Investigation/Feasibility Study ("RI/FS") is complete, the U.S. EPA issues a Record of Decision ("ROD") and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents is subject to similar uncertainties.

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

         More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below. A summary of activity in the Company's environmental accruals for the three months ended March 31, 2006 is as follows:

                                                                                         Three months ended
                                                                                             March 31,
                                                                                         ------------------
                                                                                           (In thousands)

 Balance at December 31, 2005                                                                   $15,412
 Expense                                                                                              -
 Payments                                                                                          (618)
 Reclassification                                                                                    84
                                                                                                -------

 Balance at March 31, 2006                                                                      $14,878
                                                                                                =======

 Amounts classified as:
   Current accrued environmental cost                                                           $ 2,386
   Noncurrent accrued environmental cost                                                          3,921
   Liabilities subject to compromise                                                              8,571
                                                                                                -------

                                                                                                $14,878
                                                                                                =======

     All of the recorded environmental liability included in liabilities subject to compromise on the Company's March 31, 2006 balance sheet relates to sites involving SWC or one of its predecessors. SWC's environmental liabilities continue to be negotiated and adjudicated subsequent to Keystone's emergence from Chapter 11 on August 31, 2005. See Note 8.

Sites no longer subject to compromise at March 31, 2006.

     The Company is currently involved in the closure of inactive waste disposal units at its Peoria facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992. The original closure plan provides for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. The Company recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. The Company adjusts the recorded liability for each Phase as actual remediation costs become known. During 1995, the Company began remediation of Phases II and III and completed these Phases, as well as Phase IV during 1996. During 1998 and 1999 the Company did not have any significant remediation efforts relative to Phases V and VI. During 2000, Keystone began preliminary efforts relative to Phase V. Pursuant to agreements with the IEPA and Illinois Attorney General's office the ("IAG"), the Company is depositing $75,000 per quarter into a trust fund. Prior to 2005, the Company was required to continue these quarterly deposits and could not withdraw funds from the trust fund until the fund balance exceeded the sum of the estimated remaining remediation costs plus $2 million. During 2005, this agreement was modified such that the IEPA and IAG now permit Keystone to withdraw funds from the trust fund as the site is remediated. However, the requirement for the Company to make quarterly deposits of $75,000 in to the trust fund remains until such time as the site is completely remediated. During the first quarter of 2006, Keystone paid approximately $614,000 in remediation costs for this site and received approximately $834,000 in funds from the trust fund. At December 31, 2005 and March 31, 2006, the trust fund had a balance of $4.5 million and $3.7 million, respectively, which amounts were included in other noncurrent assets.

     In Febuary 2000, Keystone received a notice from the United States Environmental Protection Agency ("U.S. EPA") giving formal notice of the U.S. EPA's intent to issue a unilateral administrative order to Keystone pursuant to section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"). The draft order enclosed with this notice would require Keystone to: (1) investigate the nature and extent of hazardous constituents present at and released from five alleged solid waste management units at the Peoria facility; (2) investigate hazardous constituent releases from "any other past or present locations at the Peoria facility where past waste treatment, storage or disposal may pose an unacceptable risk to human health and the environment"; (3) complete by June 30, 2001 an "environmental indicators report" demonstrating the containment of hazardous substances that could pose a risk to "human receptors" and further demonstrating that Keystone "has stabilized the migration of contaminated groundwater at or from the facility;" (4) submit by January 30, 2002 proposed "final corrective measures necessary to protect human health and the environment from all current and future unacceptable risks of releases of hazardous waste or hazardous constituents at or from the Peoria facility; and
(5) complete by June 30, 2001 the closure of the sites discussed in the preceding paragraph now undergoing RCRA closure under the supervision of the IEPA. Keystone has complied with deadlines in the draft order. During the fourth quarter of 2000, Keystone entered into a modified Administrative Order on Consent, which may require the Company to conduct cleanup activities at certain solid waste management units at its Peoria facility depending on the results of soil and groundwater sampling and risk assessment to be conducted by Keystone during future periods pursuant to the order.

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

"Superfund" sites

     The Company is subject to federal and state "Superfund" legislation that imposes cleanup and remediation responsibility upon present and former owners and operators of, and persons that generated hazardous substances deposited upon, sites determined by state or federal regulators to contain hazardous substances. Keystone has been notified by U.S. EPA that the Company is a potentially responsible party ("PRP") under the federal "Superfund" legislation for the alleged release or threat of release of hazardous substances into the environment at eight sites. These situations involve cleanup of landfills and disposal facilities which allegedly received hazardous substances generated by discontinued operations of the Company. Although Keystone believes its comprehensive general liability insurance policies provide indemnification for certain costs the Company incurs at the "Superfund" sites discussed below, it has not recorded receivables for the estimated insurance recoveries at those sites. During the first three months of 2005 and 2006, the Company received approximately $30,000 and $85,000, respectively, from certain of its insurers in exchange for releasing such insurers from coverage for certain years of environmental related liabilities. Such amounts are included in Keystone's self insurance accruals.

Sites still subject to compromise at March 31, 2006.

     Prior to its acquisition by Keystone, DeSoto, Inc. ("DeSoto") was notified by U.S. EPA that it is one of approximately 50 PRPs at the Chemical Recyclers, Inc. site in Wylie, Texas. In January 1999, DeSoto changed its name to SWC. Under a consent order with the U.S. EPA, the PRP group has performed a removal action and an investigation of soil and groundwater contamination. Such investigation revealed certain environmental contamination. It is anticipated U.S. EPA will order further remedial action, the exact extent of which is not currently known. Any further liability of Sherman Wire related to this site was discharged in the Chapter 11 proceedings.

     In 1984, U.S. EPA filed suit against DeSoto by amending a complaint against Midwest Solvent Recovery, Inc. et al ("Midco"). DeSoto was a defendant based upon alleged shipments to an industrial waste recycling storage and disposal operation site located in Gary, Indiana. The amended complaint sought relief under CERCLA to force the defendants to clean up the site, pay non-compliance penalties and reimburse the government for past clean up costs. In June 1992, DeSoto settled its portion of the case by entering into a partial consent decree, and all but one of the eight remaining primary defendants and 93 third party defendants entered into a main consent decree. Under the terms of the partial consent decree, DeSoto agreed to pay its pro rata share (13.47%) of all costs under the main consent decree. In addition to certain amounts included in the trust fund discussed below, SWC also has certain funds available in other trust funds due it under the partial consent decree. These credits can be used by SWC (with certain limitations) to fund its future liabilities under the partial consent decree. The U.S. EPA was granted a $1.1 million claim in the Chapter 11 proceedings. Any further liability of SWC related to this site was discharged in the Chapter 11 proceedings.

     In 1995, DeSoto was notified by the Texas Natural Resource Conservation Commission ("TNRCC") that there were certain deficiencies in prior reports to

TNRCC relative to one of its non-operating facilities located in Gainesville, Texas. During 1999, SWC entered into TNRCC's Voluntary Cleanup Program. Remediation costs are presently estimated to be between $1.2 million and $2 million. Investigation activities are on-going including additional soil and groundwater sampling.

     In December 1991, DeSoto and approximately 600 other PRPs were named in a complaint alleging DeSoto and the PRPs generated wastes that were disposed of at a Pennsauken, New Jersey municipal landfill. The plaintiffs in the complaint were ordered by the court to show in what manner the defendants were connected to the site. The plaintiffs provided an alleged nexus indicating garbage and construction materials from DeSoto's former Pennsauken facility were disposed of at the site and such waste allegedly contained hazardous material to which DeSoto objected. The claim was dismissed without prejudice in August 1993. In 1996, DeSoto received an amended complaint containing the same allegations. The plaintiffs were granted a $750,000 claim in the Chapter 11 proceedings. Any further liability of SWC related to this site was discharged in the Chapter 11 proceedings.

     SWC has received notification from the TNRCC stating that DeSoto is a PRP at the Material Recovery Enterprises Site near Ovalo, Texas, with approximately 3% of the total liability. The matter has been tendered to the Valspar Corporation ("Valspar") pursuant to a 1990 agreement whereby Valspar purchased certain assets of DeSoto. Valspar has been handling the matter under reservation of rights. At the request of Valspar, SWC has signed a participation agreement which would require SWC to pay no less than 3% of the remediation costs. Valspar continues to pay for legal fees in this matter and has reimbursed SWC for all assessments. The TNRCC was granted a $15,000 claim in the Chapter 11 proceedings. Any further liability of SWC related to this site was discharged in the Chapter 11 proceedings.

     In November 2003, SWC received a General Notice of Potential Liability from the U.S. EPA advising them that the U.S. EPA believes SWC is a PRP at the Lake Calumet Cluster Site in Chicago, Illinois. The U.S. EPA advises the 200 acre site consists of areas of both ground water and surface water contamination located in a remnant wetland area. The U.S. EPA's effort at this site is part of a larger effort undertaken along with the State of Illinois, the City of Chicago, the U.S. Army Corps of Engineers, and the U.S. Department of Energy to cleanup contamination in the Lake Calumet basin. The U.S. EPA alleges the original wetland area has been partially filed by various waste handling and disposal activities which started as early as the 1940's. Incineration of hazardous waste including paints, thinners, varnishes, chlorinated solvents, styrene, ink, adhesives, and antifreeze occurred on the site from 1977 until 1982. In addition, several landfills operated in and near the site from 1967 into the 1990s. Approximately 1,600 ruptured drums have been discovered buried on the site. The U.S. EPA has undertaken or overseen various response actions at the site to mitigate remaining above ground contamination in the site vicinity. The U.S. EPA advises these activities have led to the formation of an extensive ground water contamination plume and contamination in the remaining wetland. The origin of the contamination cannot be associated with any single prior activity. The ground water is in direct contact with the wetland waters, and the same contaminants of concern, certain of which are known to bioaccumulate, and their concentrations are above human health and environmental standards. Sherman did not respond to the November 2003 Notice, however, SWC notified their insurance carriers and asked them to indemnify and defend SWC with respect to the Notice. At present, no carrier has agreed to either indemnify or defend. In addition, in November, 2003, SWC requested the U.S. EPA to provide any documentation that allegedly connects SWC to the site. Subsequently, the U.S. EPA produced documents that may show that SWC wastes were sent to the site. There were no claims related to this site filed in the Chapter 11 proceedings. The Company's emergence from Chapter 11 proceedings in August 2005 precludes subsequent claims against SWC related to this site.

     In addition to the sites discussed above, SWC is allegedly involved at various other sites and in related toxic tort lawsuits which it does not currently expect to incur significant liability. Pre-petition claims against SWC continue to be negotiated and adjudicated subsequent to the Company's emergence from Chapter 11 on August 31, 2005.

     SWC has access to a trust fund relative to another environmental site for any expenses or liabilities it incurs relative to environmental claims at that site. The trust fund is included in restricted investments on the balance sheet. At December 31, 2005 and March 31, 2006, the balance in this trust fund was approximately $254,000 and $255,000, respectively.

Note 11 -  Other commitments and contingencies:

Current litigation

     Pre-petition claims against SWC continue to be negotiated and adjudicated subsequent to Keystone's emergence from Chapter 11 on August 31, 2005.

     In July 2001, SWC received a letter from a law firm advising them that Sears Roebuck & Co. ("Sears") had been named as a defendant in a lead paint personal injury case. Sears claimed contractual indemnity against SWC and demanded that SWC defend and indemnify Sears with regard to any losses or damages Sears may sustain in the case. Sears was named as an additional insured on insurance policies, in which DeSoto (now SWC), the manufacturer of the paint, was the named insured. Additional demands were made by Sears in 2002 with regard to additional lead paint cases. DeSoto's insurance carriers were notified of the action and asked to indemnify SWC with respect to the complaint. SWC has not indemnified Sears and is unaware if the insurors have agreed to indemnify Sears.

     In May 2002, the Company was notified by an insurance company of a declaratory complaint filed in Cook County Illinois by Sears against the insurance company and a second insurance company (collectively the "Insurance Companies") relative to a certain lead paint personal injury litigation against Sears. It is the Company's understanding that the declaratory complaint has since been amended to include all lead paint cases where Sears has been named as a defendant as a result of paint sold by Sears that was manufactured by DeSoto. Sears was allegedly named as an additional insured on insurance policies issued by the Insurance Companies, in which DeSoto, the manufacturer of the paint, was the named insured. Sears has demanded indemnification from the Insurance Companies. One of the Insurance Companies has demanded indemnification and defense from SWC. SWC believes the request for indemnification is invalid. However, such Insurance Company has refused to accept SWC's response and has demanded that SWC participate in mediation in accordance with the terms of a prior settlement agreement. SWC may be sued by the Insurance Companies and, as a result, could be held responsible for all costs incurred by the Insurance Companies in defending Sears and paying for any claims against Sears as well as for the cost of any litigation against SWC. The total amount of these lead paint litigation related costs and claims could be significant. However, the Company does not have a liability recorded with respect to these matters because the liability that may result, if any, cannot be reasonably estimated at this time.

     On March 1, 2006, Sears filed a notice with the Bankruptcy Court indicating it is consenting to the Allstate Settlement described below and will withdraw its claims with prejudice with respect to this matter on the date the Bankruptcy Court's order approving the Allstate Settlement becomes final and non-appeasable. The Chapter 11 proceedings bar any future claims against SWC with respect to this matter.

     On March 27, 2006, the Bankruptcy Court approved a settlement agreement with one of DeSoto's former insurers, Allstate Insurance Company ("AIC") and Northbrook Property and Casualty Insurance Company ("NP&CIC"), whereby SWC entered into a policy buy-back arrangement with the insurers and the insurers agree to withdraw their claims for retrospective premiums under the policies in SWC's bankruptcy with prejudice after of the Bankruptcy Court's order approving the agreement becomes final and non-appealable. As a result of this agreement, SWC will receive approximately $4.0 million from the insurers in exchange for a release of the insurers from the policies. SWC has not recorded a receivable for this amount at March 31, 2006. The $4.0 million may be used by SWC to satisfy its pre-petition allowed unsecured claims, including environmental related claims against SWC in its bankruptcy proceedings. Any portion of the $4.0 million not used to satisfy SWC's allowed unsecured claims will revert back to the bankruptcy estate of SWC and be distributed in accordance with Keystone's plan of reorganization. The settlement agreement does not apply to any worker's compensation policies that AIC or NP&CIC underwrote for SWC. The settlement agreement also does not apply to Sears, but Sears is barred from bringing a claim against SWC's bankruptcy estate.

     The Company is also engaged in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of such proceedings is material in relation to the Company's consolidated financial position, results of operations or liquidity.

Note 13 - Accounting principles newly adopted in 2006:

     Inventory costs. The Company adopted SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires the allocation of fixed production overhead costs to inventory shall be based on normal capacity. Normal capacity is not defined as a fixed amount; rather, normal capacity refers to a range of production levels expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance shutdowns. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of idle plant or production levels below the low end of normal capacity, but instead a portion of fixed overhead costs are charged to expense as incurred. Alternatively, in periods of production above the high end of normal capacity, the amount of fixed overhead costs allocated to each unit of production is decreased so that inventories are not measured above cost. SFAS No. 151 also clarifies existing GAAP to require that abnormal freight and wasted materials (spoilage) are to be expensed as incurred. The Company believes its production cost accounting already complied with the requirements of SFAS No. 151, and as such, the adoption of SFAS No. 151 did not have a material effect on its consolidated financial statements.

     Stock options. Based on guidance issued by the U.S. Securities and Exchange Commission, the Company adopted SFAS No. 123R, "Share-Based Payment," as of January 1, 2006. SFAS No. 123R, among other things, eliminated the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the
Company is generally required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, if the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006. Because the Company did not have any outstanding awards or options at January 1, 2006, the effect of adopting SFAS No. 123R was not significant. Should the Company, however, grant a significant number of options in the future, the effect on the Company's consolidated financial statements could be material.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Summary

     The Company reported net income of $21.7 million in the first quarter of 2006 as compared to a net loss of $1.3 million in the first quarter of 2005. The primary reasons for the increase in earnings from 2005 to 2006 were due to the net effects of increased shipment volumes, lower costs for ferrous scrap, electrical power, OPEB and reorganization costs all partially offset by lower per-ton selling prices and higher costs for natural gas and interest expense. As discussed in Note 2 to the Consolidated Financial Statements, the Company was operating under the protection of its Chapter 11 bankruptcy filing during the first quarter of 2005.

OVERALL RESULTS OF OPERATIONS:

     Keystone believes it is a leading manufacturer of steel fabricated wire products, wire mesh, nails, industrial wire and wire rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets and believes it is one of the largest manufacturers of fabricated wire products in the United States. Historically, the Company has experienced greater sales and profits during the first half of the year due to the seasonality of sales in principal wire products markets, including the agricultural and construction markets. Keystone is also engaged in the operation of a ferrous scrap recycling facility. The operations of this ferrous scrap recycling facility were insignificant when compared to the consolidated operations of the Company. As such, the results of its operations are not separately addressed in the discussion that follows.

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

     The following table sets forth Keystone's steel and wire production, ferrous scrap costs, sales volume and pricing data for the periods indicated.

                                                                                            Three months ended
                                                                                                March 31,
                                                                                           2005            2006
                                                                                           ----            ----
                                                                                           (Tons in thousands)

Production volume (tons):
 Billets                                                                                      141             199
 Wire rod                                                                                     134             177

Average per-ton ferrous scrap purchase cost                                                  $252            $206

Sales volume(tons):
 Fabricated wire products                                                                      33              34
 Wire mesh                                                                                     13              15
 Nails                                                                                          5               5
 Industrial wire                                                                               16              18
 Wire rod                                                                                      43             103
 Billets                                                                                        2              10
                                                                                             ----            ----

                                                                                              112             185
                                                                                             ====            ====
Per-ton selling prices:
  Fabricated wire products                                                                 $1,109          $1,029
  Wire mesh                                                                                $  926          $  876
  Nails                                                                                    $  778          $  697
  Industrial wire                                                                          $  768          $  718
  Wire rod                                                                                 $  567          $  490
  Billets                                                                                  $  257          $  346
  All steel and wire products                                                              $  798          $  639

     The following table sets forth the components of the Company's net sales for the periods indicated.

                                                                                            Three months ended
                                                                                                March 31,
                                                                                           2005            2006
                                                                                           ----            ----
                                                                                              (In millions)

Fabricated wire products                                                                   $35.9          $ 35.0
Wire mesh                                                                                   12.1            12.6
Nails                                                                                        3.8             3.8
Industrial wire                                                                             12.5            12.9
Wire rod                                                                                    24.3            50.5
Billets                                                                                       .6             3.6
Other                                                                                         .3              .7
                                                                                           -----          ------
                                                                                           $89.5          $119.1
                                                                                           =====          ======


     The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated.

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                            ------------------------
                                                                                             2005             2006
                                                                                            ------           ------

Net sales                                                                                   100.0 %          100.0 %
Cost of goods sold                                                                           94.4              87.4
                                                                                            -----             -----
Gross margin                                                                                  5.6 %           12.6 %
                                                                                             ====            =====

Selling expense                                                                               1.6 %            1.5 %
General and administrative expense                                                            3.0 %            2.4 %
Defined benefit pension credit                                                               (3.6)%          (10.2)%
Corporate (income) expense                                                                    1.4 %            (.4)%
Reorganization costs                                                                          3.7 %             .1 %

Income (loss) before income taxes                                                            (1.3)%           18.3 %
Income tax provision                                                                          (.1)             (.1)
                                                                                             ----             ----

Net income (loss)                                                                            (1.4)%           18.2 %
                                                                                           ======            =====

Discussion of operating results

     During the first quarter of 2006, Keystone recorded net sales of $119.1 million which represented an increase of $29.6 million, or 33.0%, over 2005's first quarter net sales of $89.5 million. The primary reason for this increase in net sales during the 2006 first quarter was significantly increased shipment volumes partially offset by lower overall per-ton selling prices. During the first quarter of 2006, the Company shipped 185,000 tons as compared to only 112,000 tons shipped during the 2005 first quarter. While first quarter 2006 shipments of fabricated wire products, wire mesh, nails and industrial wire were all relatively consistent with shipment levels during the 2005 first quarter, the product mix during the 2006 first quarter was materially different from the 2005 first quarter as a result of a 60,000 ton, or 140%, increase in wire rod shipments during the 2006 first quarter as compared to the 2005 wire rod shipments. The Company typically realizes a lower gross margin on sales of wire rod than it does on the majority of its other products. During the first quarter of 2006, Keystone's overall per-ton product selling prices declined to $639 per-ton from $798 per-ton in the 2005 first quarter. This 20% decline in overall per-ton steel and wire product selling prices ($159 per-ton) adversely impacted net sales by approximately $29.4 million during the 2006 first quarter.

     During the first quarter of 2006, Keystone realized lower per-ton selling prices over those achieved during the 2005 first quarter in all product lines with the exception of billets. However, the Company's shipment volume of billets is relatively insignificant to total product shipments. During the 2006 first quarter, fabricated wire product per-ton selling prices declined 7%, wire mesh declined 5%, nails declined 10%, industrial wire declined 7% and wire rod declined 14% as compared to the 2005 first quarter. Billet per-ton selling prices increased 35% during the 2006 first quarter as compared to the 2005 first quarter. During the 2006 first quarter, shipment volume increased in all product lines as compared to 2005 shipment levels with the exception of nails. Nail shipments during the 2006 first quarter were unchanged from 2005 first quarter shipment levels. Fabricated wire product shipments during the 2006 first quarter increased 3%, wire mesh increased 15%, industrial wire increased 13%, wire rod increased 140% and billets increased 400% when compared to 2005 first quarter shipment levels. Keystone believes the lower per-ton selling prices during the 2006 first quarter were in part due to significantly lower ferrous scrap costs, the Company's primary raw material. The significantly increased shipments of wire rod during the 2006 first quarter was primarily due to increased shipments to two existing customers.

     Billet production during the 2006 first quarter increased by 58,000 tons to 199,000 tons from 141,000 tons during the first quarter of 2005. Wire rod production during the first quarter of 2005 increased by 43,000 tons to 177,000 tons from 134,000 tons during the first quarter of 2005. The higher production levels in 2006 were due primarily to increased market demand.

     Cost of goods sold increased by 23% during the first quarter of 2006 to $104.1 million from $84.5 million during the 2005 first quarter. However, the cost of goods sold percentage declined from 94% in the 2005 quarter to 87% of net sales in the first quarter of 2006. This decline in the cost of goods sold percentage was due primarily to the lower per-ton cost for ferrous scrap, electrical power at the Company's Peoria, Illinois facility and OPEB in the 2006 first quarter, partially offset by increased costs for natural gas at the Company's Peoria, Illinois facility. Keystone's per-ton ferrous scrap costs declined 18% during the 2006 first quarter as compared to the 2005 first quarter. During the 2006 first quarter, the Company purchased 216,000 tons of ferrous scrap at an average price of $206 per-ton as compared to 2005 first quarter purchases of 151,000 tons at an average price of $252 per ton. This decline in per-ton ferrous scrap costs favorably impacted gross profit during the 2006 first quarter by approximately $10.0 million. The cost of natural gas and electrical power at the Company's Peoria facility in the 2006 first quarter was approximately $1.7 million higher and $341,000 lower, respectively, than they were in the 2005 first quarter. As a result of the 1114 Agreement that was entered into in connection with the Company's emergence from Chapter 11 in
August 2005, OPEB expense during periods subsequent to that date is substantially less than in periods prior to that date. During the first quarter of 2005, Keystone recorded OPEB expense of approximately $4.4 million ($3.9 million of which was included in cost of goods sold) as compared to a $2.1 million OPEB credit recorded in the 2006 first quarter ($1.5 million of which was included in cost of goods sold).

     As a result of the above items, the gross margin of $5.1 million in the 2005 first quarter improved to $15.0 million in the 2006 first quarter. As a result, the gross margin percentage in the first quarter of 2005 of 5.6% increased to 12.6% in the 2006 first quarter.

     Selling expense during the 2006 first quarter increased 24% to $1.8 million from $1.4 million during the 2005 first quarter due primarily to increased advertising costs.

     General and administrative expense of $2.7 million in the 2006 first quarter was relatively unchanged from the general and administrative expense recorded in the first quarter of 2005.

     During the first quarter of 2006, Keystone recorded a defined benefit pension credit of $12.2 million as compared to a defined benefit pension credit in the 2005 first quarter of $3.2 million. The increased pension credit during the first quarter of 2006 was a result of a $277 million increase in plan assets from the end of 2004 to the end of 2005. In addition, Keystone was not required to make any cash contributions for defined benefit pension plan fundings during either 2006 or 2005. The Company currently anticipates during 2006 it will record a defined benefit pension credit of $49.6 million and that no plan fundings will be required during 2006. However, future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases in pension expense or credit and future funding requirements.

     During the first quarter of 2006, Keystone recorded general corporate income of $486,000 as compared to recording $1.3 million of general corporate expenses during the first quarter of 2005. This reduction in general corporate expenses is due primarily to lower general insurance expense, franchise taxes and retiree medical costs during the 2006 first quarter as compared to the 2005 first quarter. As a result of the 1114 Agreement that was entered into in connection with the Company's emergence from Chapter 11 in August 2005, OPEB expense during periods subsequent to that date is substantially less than in periods prior to that date. During the first quarter of 2005, Keystone recorded OPEB expense of approximately $4.4 million ($.5 million of which was included in general corporate expenses) as compared to a $2.1 million OPEB credit recorded in the 2006 first quarter ($.6 million of which was included in general corporate expenses).

     During the first quarters of 2006 and 2005, Keystone incurred $150,000 and $3.3 million, respectively, of legal and professional fees relative to its Chapter 11 proceedings and related reorganization activities including activities post emergence related to closing the Chapter 11 cases and liquidation of certain pre-petition subsidiaries.

     Interest expense during the first quarter of 2006 was higher than the first quarter of 2005 due primarily to higher debt levels and higher average interest rates during 2006. The overall average interest rates in the 2005 period were impacted by the fact the Company discontinued accruing interest on pre-petition unsecured debt upon filing for Chapter 11 on February 2, 2004. Average borrowings by the Company approximated $95.3 million during the first quarter of 2006 as compared to $76.5 million during the first quarter of 2005. During the first quarter of 2006, the average interest rate on outstanding indebtedness was 5.0% per annum as compared 3.0% per annum during the 2005 first quarter. Keystone currently anticipates average interest rates and debt levels in 2006 will be higher than their respective levels during 2005.

     The principal reasons for the difference between the U.S. federal statutory income tax rate and the Company's effective income tax rates are explained in
Note 6 to the Consolidated Financial Statements. At March 31, 2006, the Company had recorded a deferred tax asset valuation allowance of $2.3 million resulting in no net deferred tax assets. Keystone periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. The Company will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, Keystone could recognize a change in the recorded valuation allowance related to its deferred tax assets in the future. While the Company currently expects to report pre-tax income for financial reporting purposes during 2006, it does not believe it will have sufficient positive evidence to conclude that its net deferred income tax assets will meet the "more-likely-than-not" recognition criteria anytime during 2006. As a result of the deferred tax asset valuation allowance, the Company does not anticipate recognizing a significant tax provision associated with its expected pre-tax income during 2006 until such time as the Company determines (which might or might not occur during 2006) that recognition of the benefit of its gross deferred income tax assets is appropriate under GAAP.

     As a result of the items discussed above, Keystone recorded net income during the first quarter of 2006 of $21.7 million as compared to a net loss of $1.3 million in the first quarter of 2005.

SEGMENT RESULTS OF OPERATIONS:

     The Company's operating segments are organized along its manufacturing facilities and include three reportable segments: (i) Keystone Steel and Wire ("KSW") which manufacturers and sells wire rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets, (ii) Engineered Wire Products ("EWP") which manufacturers and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges and (iii) Sherman Wire ("Sherman") which manufacturers and sells wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets. See Note 3 to the Consolidated Financial Statements.

                                                                                         Three months ended
                                                                                              March 31,
                                                                                        2005             2006
                                                                                        ----             ----
                                                                                           (In thousands)

Revenues:
  Keystone Steel and Wire                                                              $ 89,194         $117,680
  Engineered Wire Products                                                               12,051           12,618
  Sherman/KWP                                                                             5,053            4,922
  Eliminations                                                                          (16,761)         (16,105)
                                                                                       --------         --------

                                                                                       $ 89,537         $119,115
                                                                                       ========         ========

Operating profit (loss):
  Keystone Steel and Wire                                                               $(1,452)        $  8,199
  Engineered Wire Products                                                                1,639              873
  Sherman/KWP                                                                              (169)             (64)
  GAAP adjustments and eliminations                                                       4,123           13,674
                                                                                        -------         --------

                                                                                        $ 4,141         $ 22,682
                                                                                        =======         ========

Keystone Steel & Wire

     KSW's net sales in the 2006 first quarter increased by $28.5 million or 32% to $117.7 million from $89.2 million in the first quarter of 2005 due primarily to substantially higher shipment volumes partially offset by lower overall per-ton product selling prices. KSW sold approximately 76,000 more tons of products, a 62% increase, in the 2006 first quarter as compared to the first quarter of 2005 although at selling prices $133 per-ton lower than per-ton product selling prices in the 2005 first quarter. KSW believes the higher shipment volume during the first quarter of 2006 was due to increased market demand as well as the abnormally low shipment volume in the 2005 first quarter.

During  the  2006  and  2005  first   quarters,   approximately   11%  and  15%,
respectively, of KSW's net sales were made to other Keystone entities. Significantly all of the sales to other Keystone entities were sales of wire rod.

     During the first quarter of 2006, KSW recorded operating profit of $8.2 million as compared to an operating loss of $1.5 million in the 2005 first quarter. The primary reasons for the increased operating profit in the 2006 period was a result of the net effects of increased shipment volumes, lower costs for ferrous scrap, electrical power and OPEB expense all partially offset by lower overall per-ton selling prices and natural gas costs.

Engineered Wire Products

     EWP's net sales of $12.6 million during the first quarter of 2006 were approximately $.6 million or 5% higher than during the first quarter of 2005 due primarily to higher shipment volume partially offset by lower overall per-ton product selling prices. During the 2006 first quarter, EWP sold 1,400 more tons of products than during the first quarter of 2005 at per-ton product selling prices approximately $50 per-ton lower than per-ton selling prices in the 2005 first quarter.

     Primarily as a result of the lower per-ton product selling prices during the first quarter of 2006, partially offset by lower cost for wire rod, EWP's primary raw material, EWP recorded a $766,000 decline from 2005's operating income to $873,000. EWP sources substantially all of its wire rod requirements from KSW.

Sherman Wire/Keystone Wire Products

     The 5,523 tons shipped by this segment during the first quarter of 2006 approximated shipment levels during the first quarter of 2005. This segment recorded net sales of $4.9 million in the 2006 first quarter, as compared to net sales of $5.1 million during the first quarter of 2005. This $131,000 decrease was due primarily to a $33 per-ton decline in this segment's per-ton product selling prices during the 2006 first quarter as compared to the 2005 first quarter. The entities in this segment source substantially all of their wire rod requirements from KSW. During the first quarter of 2006 and 2005, approximately 71% and 68%, respectively, of this segment's net sales were made to other Keystone entities, primarily KSW. The majority of these sales were fabricated wire products.

     During the first quarter of 2006, this segment recorded a $64,000 operating loss as compared to a $169,000 operating loss in the 2005 first quarter. The primary reason for the improved operating performance in the 2006 first quarter was lower OPEB costs resulting from the 1114 Agreement.

Outlook for 2006

     As a result of the Company's strengthened financial position due to its emergence from Chapter 11, management currently believes Keystone will be able to recapture in 2006 a portion of the market that it lost during the last two years. This market was lost due to customer concerns about the Company's financial stability. As a result, management expects shipment volumes to increase over 2005 levels during 2006. However, due to anticipated market pressures and lower projected ferrous scrap costs, management currently believes overall per-ton selling prices will decline in 2006 as compared to 2005. Despite these lower selling prices, the Company expects ferrous scrap and energy costs to remain relatively flat in 2006 as compared to 2005. However, these lower selling prices will be tempered by substantially lower OPEB and reorganization costs. As a result, Keystone expects it will report net income for financial reporting purposes, and expects to report positive cash flows from operating activities in 2006. In addition, as a result of significant accumulated net operating losses, the benefit of which has not been previously recognized for financial reporting purposes as the Company does not currently believe meets the "more-likely-than-not" recognition criteria, the Company does not expect to record significant net tax expense associated with its pre-tax income during 2006 until such time as the Company determines (which might or might not occur during 2006) that recognition of the benefit of its gross deferred income tax assets is appropriate under GAAP.

LIQUIDITY AND CAPITAL RESOURCES:

     At March 31, 2006, Keystone had working capital of $24.1 million, including $25.0 million of notes payable and current maturities of long-term debt as well as outstanding borrowings under the Company's revolving credit facility of $41.4 million. The amount of available borrowings under Keystone's revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. At March 31, 2006, unused credit available for borrowing under Keystone's revolving credit facility was $14.9 million. The revolving credit facility requires daily cash receipts be used to reduce outstanding borrowings, which results in the Company maintaining zero cash balances when there are balances outstanding under this credit facility. Accordingly, any outstanding balances under this facility are always classified as a current liability regardless of the maturity date of the facility.

     Keystone's earnings during the first quarter of 2006 increased by approximately $23.0 million over the 2005 first quarter and net cash used in operations during the 2006 first quarter was $20.7 million less than net cash used in operations during the 2005 first quarter as the Company used $2.3 million of cash in operations during the 2006 first quarter as compared to $23.0 million of cash used in operations during the 2005 first quarter. This decrease in cash used in operations was due primarily to smaller increases in accounts receivable and inventory levels during the 2006 first quarter than in the 2005 first quarter.

     During the first quarter of 2006, Keystone made capital expenditures of approximately $2.2 million primarily related to upgrades of production equipment at KSW and a plant expansion at EWP as compared to $2.0 million in the 2005 first quarter. Capital expenditures for 2006 are expected to be approximately $23.0 million and are related primarily to the EWP plant expansion. Such capital expenditures are expected to be funded using cash flows from operations together with borrowing availability under Keystone's credit facilities.

     At March 31, 2006, the Company's financial statements reflected accrued liabilities of $14.9 million ($8.6 million of which is included in liabilities subject to compromise on the Company's balance sheet) for estimated remediation costs for those environmental matters which Keystone believes are probable and reasonably estimable. Although the Company has established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. Keystone believes it is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to Keystone for sites for which the Company believes it is possible to estimate costs is approximately $15.7 million. See Notes 10 and 11 to the Consolidated Financial Statements for discussions of the Company's environmental liabilities and current litigation.

     Keystone is not expected to be required to make contributions to its pension plan during 2006. Future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases to pension expense or credit and funding requirements in future periods.

     The Company periodically reviews the recoverability of its deferred tax assets to determine whether such assets meet the "more-likely-than-not" recognition criteria. At March 31, 2006, considering all factors believed to be relevant, including the Company's recent operating results, its expected future near-term productivity rates; cost of raw materials, electricity, labor and employee benefits, environmental remediation, and retiree medical coverage; interest rates; product mix; sales volumes and selling prices and the fact that accrued OPEB expenses will become deductible over an extended period of time and require the Company to generate significant amounts of future taxable income, the Company believes its gross deferred tax assets do not currently meet the "more-likely-than-not" realizability test. As such, the Company has provided a deferred tax asset valuation allowance of approximately $2.3 million at March 31, 2006, or all of the Company's deferred tax asset. Keystone will continue to review the recoverability of its deferred tax assets, and based on such periodic reviews, the Company could change the valuation allowance related to its deferred tax assets in the future. The Company does not currently expect it will be appropriate to recognize a tax provision associated with its expected pre-tax income during 2006 until such time as the Company determines (which might or might not occur during 2006) that recognition of the benefit of its gross deferred income tax assets is appropriate under GAAP.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Reference is made to the 2005 Annual Report for a discussion of the market risks associated with changes in interest rates that affect the Company. There have been no material changes in such market risks since the Company filed the 2005 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the "Act"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, the Company's President and Chief Executive Officer, and Bert E. Downing, Jr., the Company's Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the Company's disclosure controls and procedures as of March 31, 2006. Based upon their evaluation, these executive officers have concluded the Company's disclosure controls and procedures were effective as of the date of such evaluation.

     Remediation of a Prior Material Weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company has previously concluded that the following control deficiencies constituted material weaknesses in the Company's internal control over financial reporting:

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

     Each of these two control deficiencies could have resulted in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected.

     Accordingly, management of the Company determined that each of these control deficiencies constituted a material weakness at December 31, 2005.

     In order to remediate the first material weakness discussed above, in March 2006, the Company modified its information system to appropriately identify products shipped to its customers under delivery terms of F.O.B. at the customer location. In addition, the Company instituted a quarterly close procedure, implemented for the first time for the quarter ended March 31, 2006, to review all sales within a specified number of weeks prior to the end of the quarter to ensure the delivery terms are consistent with revenue recognition in the quarter of shipment.

     In order to remediate the second material weakness discussed above, in March 2006 the Company revised the recurring reclassification journal entry used in the preparation of its consolidated balance sheet to properly classify the amount of any cash overdrafts as part of the current portion of long-term debt. In addition, the Company instituted quarterly close procedures, implemented for the first time for the quarter ended March 31, 2006, to ensure (i) that a detailed review of the appropriate classification of any cash overdrafts in the Company's balance sheet and statement of cash flow consolidation occurs each quarter and (ii) the continued appropriateness of the reclassification journal entry to classify bank overdrafts as part of the current portion of long-term debt.

     Accordingly, the Company has concluded these material weaknesses no longer exist at March 31, 2006.

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

     Changes in Internal Control Over Financial Reporting. Other than the remediation of the material weaknesses discussed above, there have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

     Reference is made to disclosure provided under the caption "Current litigation" in Note 11 to the Consolidated Financial Statements.


ITEM 1A. Risk Factors

     Reference is made to the 2005 Annual Report for a discussion of risk factors related to the Company's businesses. There have been no material changes in such risk factors since the Company filed the 2005 Annual Report.

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


                            Keystone Consolidated Industries, Inc.
                                        (Registrant)



Date:  May 15, 2006                 By /s/Bert E. Downing, Jr.
                                      -------------------------------------
                                       Bert E. Downing, Jr.
                                       Vice President, Chief Financial
                                       Officer, Corporate Controller
                                       and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)