Form 10-K/A
period 2005-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2006-06-19
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934 - For the fiscal year ended December 31, 2005
                                                 -----------------

                         Commission file number 1-3919

                     Keystone Consolidated Industries, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                       37-0364250
-------------------------------                         -------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

5430 LBJ Freeway, Suite 1740
Three Lincoln Centre, Dallas, TX                              75240-2697
---------------------------------------                       ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (972) 458-0028
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

         None.

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                          ----------------------------
                          Common Stock, $.01 par value

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

As of June 19, 2006 10,000,000 shares of common stock were outstanding.

                       Documents incorporated by reference

                                      None.

     This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2005 of Keystone Consolidated Industries, Inc. ("Keystone") is filed to include the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                    DIRECTORS

     Keystone's Amended and Restated Bylaws dated August 31, 2005 currently provide that the number of directors shall be as determined by the Board of Directors from time to time. The Board of Directors has currently set the number of directors at seven. Each director elected shall hold office until the next annual meeting of stockholders and until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal.

     Set forth below is certain information concerning the directors of Keystone as of December 31, 2005. Biographical information, including ages is as of December 31, 2005.

PAUL M. BASS, JR.                                            Director since 1989

     Mr. Bass, age 70, has served as vice chairman of First Southwest Company, a privately owned investment banking firm, since prior to 2001. Mr. Bass is also a director of CompX International Inc. ("CompX"), a publicly held manufacturer of precision slides, security products and ergonomic computer support systems that is a publicly held subsidiary of Contran Corporation ("Contran"), which is a privately held diversified holding company. Mr. Bass is currently serving as chairman of the board of trustees of Southwestern Medical Foundation a foundation that supports and promotes the University of Texas Southwestern
Medical Center. He is a member of Keystone's audit committee, management development and compensation committee and master trust committee.

RICHARD R. BURKHART                                          Director since 2005

     Mr. Burkhart, age 54, is a principal of Stoutheart Corporation, a holding company located in Solon, Ohio. Prior to 2001, Mr. Burkhart was Group Vice President of Fabrication and Distribution for RTI International Metals Inc. and has been directing corporation reorganizations, start-ups and buy-outs in the capital goods, metals and systems integration industries since 1982. Mr. Burkhart is also a director of Fansteel Corporation, a publicly traded manufacturer of engineered metal components.

JOHN R. PARKER                                               Director since 2005

     Mr. Parker, age 61, was vice president and chief operating officer of Thomas More College, Crestview Hills, Kentucky from 2001 - 2005. Prior to 2001 Mr. Parker was vice president and chief financial officer of NS Group, Inc., a specialty steel manufacturer. Mr. Parker is also a director of Fansteel Corporation, a publicly traded manufacturer of engineered metal components. He is a member of Keystone's audit committee and management development and compensation committee.

GLENN R. SIMMONS                                             Director since 1986

     Mr. Simmons, age 77, has served as chairman of the board of Keystone since prior to 2001. Since prior to 2001, Mr. Simmons has served as vice chairman of the Board of Directors of Contran. In addition to CompX and Keystone, Contran is also a parent corporation of Kronos Worldwide, Inc.

("Kronos Worldwide"), a publicly held international manufacturer of titanium dioxide pigments; NL Industries, Inc. ("NL"), a publicly held diversified holding company; Titanium Metals Corporation, a publicly held integrated producer of titanium metals products ("TIMET"); and Valhi, Inc., ("Valhi"), a publicly held diversified holding company. Mr. Simmons has been a director of Contran and an executive officer and/or director of various companies related to Contran since prior to 2001. He is chairman of the board of CompX, vice chairman of the board of Valhi and a director of Kronos Worldwide, NL and TIMET. Mr. Simmons is chairman of Keystone's master trust committee.

TROY T. TAYLOR                                               Director since 2005

     Mr. Taylor, age 48, is President, Algon Group, LLC, a financial advisory and investment banking firm and has served in such capacity since 2001.

STEVEN L. WATSON                                             Director since 2000

     Mr. Watson, age 55, has been chief executive officer of Valhi since 2002 and president and a director of Valhi and Contran since prior to 2001. He has served as vice chairman of the board of Kronos Worldwide since 2004, chief executive officer of TIMET since January 2006 and vice chairman of the board of TIMET since November 2005. Mr. Watson also serves as a director of CompX and NL. He has served as an executive officer or director of various companies related to Valhi and Contran since 1980. Mr. Watson is chairman of Keystone's management development and compensation committee and a member of Keystone's master trust committee.

DONALD P. ZIMA                                               Director Since 2005

     Mr. Zima, age 73, served as chief financial officer to Stericycle from 2003 to 2004 and as vice president and chief financial officer of Scherer Healthcare, Inc. from prior to 2001 to 2003. He is chairman of Keystone's audit committee.


                               EXECUTIVE OFFICERS

     In addition to Glenn R. Simmons as chairman of the board the following are currently executive officers of Keystone. Each executive officer serves at the pleasure of the Board of Directors. Biographical information, including ages, is as of December 31, 2005:

     DAVID L. CHEEK, age 56, is president and chief executive officer of Keystone and has served in such capacities since April 2003. He was president and chief operating officer from October 2001 to April 2003. Mr. Cheek has served as president, Keystone Steel & Wire, a division of Keystone, since prior to 2001.

     BERT E. DOWNING, JR., age 49, is vice president, chief financial officer, corporate controller and treasurer of Keystone and has served in such capacities since December 2002. He served as vice president - corporate controller and treasurer since May 2001, and as vice president and corporate controller since prior to 2001.

     C. VICTOR STIRNAMAN, age 58 has served as executive vice president of Keystone since October 2005. He has served as director, human resources of Keystone Steel & Wire since prior to 2001.

     JOHN M. THOMAS, age 66 has served as vice president - structural products of Keystone since October 2005. He also has served as president of Engineered Wire Products, Inc, a wholly-owned subsidiary of Keystone, since prior to 2001.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Keystone's executive officers, directors and persons who own more than 10% of a registered class of Keystone's equity securities to file reports of ownership with the U.S. Securities and Exchange Commission (the "SEC") and Keystone. Based solely on the review of the copies of such reports filed with the SEC, Keystone believes that for 2005 its executive officers, directors and 10% stockholders complied with all applicable filing requirements under Section 16(a) with the exception of Messrs. Burkhart, Parker, Taylor and Zima whose Form 3s were filed late.

                                 CODE OF ETHICS

     Keystone has adopted a code of business conduct and ethics that applies to all of its directors, officers and employees, including Keystone's principal executive officer, principal financial officer, principal accounting officer and controller. Only the Board of Directors may amend the code. Only the audit committee or other committee of the Board of Directors with specific delegated authority may grant a waiver of this code. Keystone will disclose amendments to, or waivers of, the code as required by law or applicable rules.

ITEM 11. EXECUTIVE COMPENSATION.

                            COMPENSATION OF DIRECTORS

     Directors of Keystone receive an annual retainer of $25,000, a fee of $1,000 per day for each Board of Directors meeting and/or committee meeting attended, and reimbursement for reasonable expenses incurred in attending Board of Directors and/or committee meetings. In addition, directors receive annual retainers of $5,000 and $2,000 for serving on the audit committee and each of any other committees, respectively, of the Board of Directors. In addition to serving as directors, Messrs. Simmons and Watson provide consulting services to Keystone. Keystone pays Contran for the consulting services provided by Messrs. Simmons and Watson pursuant to Intercorporate Services Agreements between Contran and Keystone (each an "ISA"). Each of the ISAs in their current form extends on a quarter-to-quarter basis, generally subject to the termination by either party pursuant to a written notice delivered 30 days prior to the start of the next quarter.

                             EXECUTIVE COMPENSATION

     The Summary Compensation Table set forth below provides information concerning annual and long-term compensation paid by Keystone for services rendered in all capacities to Keystone and its subsidiaries during 2005, 2004 and 2003 by each of the most highly compensated individuals who were executive officers of Keystone at December 31, 2005 (the "named executive officers"). For amounts Keystone incurred that were attributable to the services Glenn R. Simmons provided Keystone in 2005, 2004 and 2003 under Intercorporate Services Agreements, see Item 13 - Certain Relationships and Related Transactions.

                         SUMMARY COMPENSATION TABLE (1)

                                                              Annual Compensation (2)
                                                           ----------------------------
                Name and                                                                               All Other
           Principal Position               Year          Salary                 Bonus               Compensation
      --------------------------           ------     -------------         ---------------         ---------------

David L. Cheek                              2005           $328,270              $150,000              $46,132    (2)
President and Chief                         2004            300,000                    -0-              22,113    (2)
   Executive Officer                        2003            286,540                    -0-               5,431    (2)


Bert E. Downing, Jr                         2005           $226,250              $100,000              $24,447    (2)
Vice President, Chief                       2004            210,000                    -0-              10,842    (2)
   Financial Officer,                       2003            210,000                    -0-                 523    (2)
   Corporate Controller
   and Treasurer

C. Victor Stirnaman                         2005           $157,626              $107,965              $10,500    (2)
Executive Vice President                    2004            137,184                    -0-               6,859    (2)
                                            2003            129,279                    -0-                  -0-   (2)

John M. Thomas                              2005           $185,000              $196,575              $10,500    (2)
Vice President -                            2004            170,000               199,948               10,250    (2)
  Structural Products                       2003            170,000                63,260                   -0-   (2)
--------------

(1) For the periods presented for the named executive officers, no stock option or shares of restricted stock were granted nor payouts made pursuant to long-term incentive plans. Therefore, the columns for such compensation have been omitted.

(2) For the periods presented, no named executive officer received "other annual compensation," as defined by the rules of the SEC, from Keystone or its subsidiaries.

(3) All other compensation for the last three years for each of the following named executive officers consisted of employer's 401(k) matching contributions and for Messrs. Cheek and Downing, accruals to unfunded reserve accounts attributable to certain limits under the Internal Revenue Code of 1986, as amended (the "Code"), with respect to the 401(k) Plan and Keystone's pension plan, which amounts are payable upon Messrs. Cheek and Downing's retirement, the termination of their employment with Keystone or to their beneficiaries upon their death; as follows:



                                                                   Unfunded Reserve Account Accruals
                                                                     -----------------------------
                                                                     Account Accruals      Interest
                                                                        Related to         Accruals
      Named Executive Officer                      Employer's           401(k) and        Above 120%
                                                     401(k)              Pension          of the AFR
      Officer                         Year        Contributions      Plan Limitations       Rate (b)     Total
---------------------                 ----        -------------       ---------------     -----------   --------

David L. Cheek                        2005            $10,500               $ 35,086           $546        $46,132
                                      2004             10,250                 11,815             48         22,113
                                      2003                 -0-                 5,431             -0-         5,431

Bert E. Downing, Jr.                  2005            $10,500              $  13,783           $164        $24,447
                                      2004             10,250                    564             28         10,842
                                      2003                 -0-                   523             -0-           523

C. Victor Stirnaman                   2005            $10,500              $      -0-          $ -0-       $10,500
                                      2004              6,859                     -0-            -0-         6,859
                                      2003                 -0-                    -0-            -0-            -0-

John M. Thomas                        2005            $10,500              $      -0-          $ -0-       $10,500
                                      2004             10,250                     -0-            -0-        10,250
                                      2003                 -0-                    -0-            -0-            -0-

--------------



(a) Keystone did not make a matching contribution to the 401(k) plan for 2003. Keystone's matching contributions to the 401(k) plan for 2005 and 2004 were made in cash during 2006 and 2005, respectively.

(b) The agreements for these unfunded reserve accounts provide that the balance of such accounts accrue credits in lieu of interest compounded quarterly. Pursuant to SEC rules, the amounts shown represent the portion of the credit accruals to the unfunded reserve accounts that exceeds 120% of the applicable federal long-term rate as prescribed by the Code (the "AFR Rate"). The AFR Rate used for such computations was the AFR Rate in effect on December 31, 2005, 2004 and 2003, for the date that the credit accruals for 2005, 2004 and 2003, respectively, were credited to the unfunded reserve account.

     No Grants of Stock Options or Stock Appreciation Rights. Keystone did not grant any stock options or stock appreciation rights during 2005.

     Stock Option Exercises and Holdings. All of Keystone's outstanding stock options were cancelled in connection with Keystone's emergence from Chapter 11 bankruptcy proceedings in August 2005. As such, no Keystone stock options were outstanding at December 31, 2005.

     Pension Plan. Keystone maintains a qualified, noncontributory defined benefit plan which provides defined retirement benefits to various groups of eligible employees including executive officers. Normal retirement age under Keystone's pension plan is age 65. The defined benefit for salaried employees, including officers, is based on a straight life annuity. An individual's monthly benefit is the sum of the following: (a) for credited service prior to January 1, 1981, the amount determined by his or her average monthly cash compensation for the five years of his or her highest earnings prior to January 1, 1981, multiplied by 1.1%, multiplied by the years of credited service, plus (b) for each year of service between 1980 and 1989, the amount determined by the sum of 1.2% multiplied by his or her average monthly cash compensation that year up to the social security wage base and 1.75% multiplied by his or her average monthly cash compensation that year in excess of the social security wage base, plus (c) for each year subsequent to 1989, the amount determined by 1.2% multiplied by his or her average monthly cash compensation that year, but not less than $18.00 per month.

     The estimated annual benefits payable upon retirement at normal retirement age for each of the named executive officers, assuming continued employment with Keystone until normal retirement age at current salary levels are: David L. Cheek, $38,097; and Bert E. Downing, Jr., $64,970; C. Victor Stirnaman, $30,238; and John M. Thomas, $20,059.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Compensation for the named executive officers is set by the management development and compensation committee of the Board of Directors of Keystone. No named executive officer or other current or former officer or employee of Keystone served on this committee during 2005.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                        SECURITY OWNERSHIP OF MANAGEMENT

     As of December 31, 2005, Keystone's directors and the named executive officers did not own any shares of Keystone common stock, par value $0.01 per share (the "Common Stock").

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table and footnotes set forth the stockholders known to Keystone to be beneficial owners, as defined by regulations of the SEC, of more than 5% of the outstanding shares of Common Stock as of December 31, 2005.

                                                                                 Common Stock
                                                                     ------------------------------------
                                                             Amount and
                                                              Nature of
                                                              Beneficial                     Percent of
         Beneficial Owner                                    Ownership (1)                    Class (1)
-------------------------------------                       --------------               -------------------


Contran Corporation (1)                                            5,100,000                      51.0%

Jack B. Fishman, Esq., President
   of Novare, Inc. as Trustee for the
   Holders of Class A6 Claims (2)                                  4,900,000                      49.0%
                                                                  ----------                      -----

                                                                  10,000,000                     100.0%
                                                                  ==========                      =====

--------------------

(1) The business address of Contran is Three Lincoln Centre, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697.

     Harold C. Simmons is the chairman of the board of Contran.

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

     By virtue of the holding of the office, the stock ownership and his services as trustee, all as described above, Mr. Simmons may be deemed to control Contran, and Mr. Simmons may be deemed to possess indirect beneficial ownership of the shares of Common Stock directly held by Contran. Mr. Simmons, however, disclaims beneficial ownership of the shares of Common Stock beneficially owned, directly or indirectly, by Contran.

     All of Keystone's directors or executive officers who are also directors or executive officers of Contran disclaim beneficial ownership of the shares of Common Stock that Contran directly holds.

(2) The business address of Jack B. Fishman, Esq., President of Novare, Inc., as Trustee for the Holders of Class A6 Claims is 824 South Main Street, Suite 202, Crystal Lake, Illinois 60014.

     Mr. Fishman holds these shares for the benefit of the holders of Class A6 Claims in Keystone's Chapter 11 case under the federal bankruptcy laws. Under the terms of Keystone's Plan of Reorganization, these shares will ultimately be distributed to the individual claim holders based on their pro-rata share of total Class A6 Claims.

     Keystone understands that Contran and related entities may consider acquiring or disposing of shares of Common Stock through open market or privately negotiated transactions, depending upon future developments, including, but not limited to, the availability and alternative uses of funds, the performance of the Common Stock in the market, an assessment of Keystone's business and prospects, financial and stock market conditions and other factors deemed relevant by such entities. Keystone may similarly consider acquisitions of shares of Common Stock and acquisitions or dispositions of securities issued by related entities.

                      EQUITY COMPENSATION PLAN INFORMATION

     At December 31, 2005, Keystone does not have any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Relationships with Related Parties. As set forth under "Security Ownership," Harold C. Simmons, through Contran, may be deemed to control Keystone. Keystone and other entities that may be deemed to be controlled by or related to Mr. Simmons sometimes engage in the following:

     O intercorporate transactions, such as guarantees, management and expense sharing arrangements, shared fee arrangements, tax sharing agreements, joint ventures, partnerships, loans, options, advances of funds on open account and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties; and

     O common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions that resulted in the acquisition by one related party of an equity interest in another related party.

     Keystone periodically considers, reviews and evaluates and understands that Contran and related entities periodically consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant and restrictions under indentures and other agreements, it is possible that Keystone might be a party to one or more of such transactions in the future. In connection with these activities, Keystone may consider issuing additional equity securities or incurring additional indebtedness. Keystone's acquisition activities have in the past and may in the future include participation in acquisition or restructuring activities conducted by other companies that may be deemed to be related to Harold C. Simmons. It is Keystone's policy to engage in transactions with related parties on terms, in Keystone's opinion, no less favorable to Keystone than could be obtained from unrelated parties.

     Certain directors or executive officers of Contran, CompX, Kronos Worldwide, NL, TIMET or Valhi also serve as Keystone's directors or executive officers. Such relationships may lead to possible conflicts of interest. These possible conflicts of interest may arise from the duties of loyalty owed by persons acting as corporate fiduciaries to two or more companies under circumstances in which such companies may have adverse interests. No specific procedures are in place that govern the treatment of transactions among Keystone and its related entities, although such entities may implement specific procedures as appropriate for particular transactions. In addition, under applicable principles of law, in the absence of stockholder ratification or approval by directors who may be deemed disinterested, transactions involving contracts among companies under common control must be fair to all companies involved. Furthermore, directors owe fiduciary duties of good faith and fair dealing to all stockholders of the companies for which they serve.

     Intercorporate Services Agreements. Keystone and certain related companies have entered into ISAs. Under the ISAs, employees of one company provide certain services, including executive officer services, to the other company on a fee basis. The services rendered under the ISAs may include executive, management, financial, internal audit, accounting, tax, legal, insurance, risk management, treasury, aviation, human resources, technical, consulting, administrative, office, occupancy and other services as required from time to time in the ordinary course of the recipient's business. The fees paid pursuant to the ISAs are generally based upon an estimate of the time devoted by employees of the provider of the services to the affairs of the recipient and the employer's cost related to such employees, which includes the employees' cash compensation and an overhead component that takes into account the employer's other costs related to the employees. Each of the ISAs in their current form extends on a quarter-to-quarter basis, generally subject to the termination by either party pursuant to a written notice delivered 30 days prior to the start of the next quarter. Because of the large number of companies related to Contran and Keystone, Keystone believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. With respect to a publicly held company that is a party to an ISA, the ISA and the related aggregate annual charge is approved by the independent directors of the company after receiving a recommendation from the company's management development and compensation committee.

     In 2005, Keystone paid Contran fees of approximately $1.0 million for its services under the ISA between Contran and Keystone, including $151,000 and $92,500 for the services of Glenn R. Simmons and Steven L. Watson, respectively. In 2006, Keystone expects to pay Contran fees of $1.0 million for its services under this ISA. Keystone also pays director fees and expenses directly to Messrs. Glenn Simmons and Watson for their services as directors.

     Loans between Related Parties. During 2005, Keystone paid EWP Financial LLC, a wholly-owned subsidiary of Contran, ("EWPFLLC") $362,000 in interest on the portion of Keystone's Debtor-In-Possession financing provided by EWPFLLC. In the opinion of management and the Board of Directors, the terms of the financing were no less favorable to Keystone than those that could have been obtained from an unrelated entity.

     Insurance Matters. Keystone and Contran participate in a combined risk management program. Pursuant to the program, Contran and certain of its subsidiaries and related entities, including Keystone and certain of its subsidiaries and related entities, purchase certain of their insurance policies as a group, with the costs of the jointly owned policies being apportioned among the participating companies. Tall Pines Insurance Company ("Tall Pines") and EWI RE, Inc. ("EWI") provide for or broker these insurance policies. Tall Pines is a captive insurance company wholly owned by Valhi, and EWI is a reinsurance brokerage and risk management firm wholly owned by NL. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters for the policies that they provide or broker.

     With respect to certain of such jointly owned insurance policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries or related companies, including Keystone, have entered into a loss sharing agreement under which any uninsured loss is shared by those companies who have submitted claims under the relevant policy. Keystone believes the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justify the risks associated with the potential for any uninsured loss.

     During 2005, Keystone paid premiums of approximately $2.9 million for insurance policies Tall Pines provided or EWI brokered. These amounts principally included payments for reinsurance and insurance premiums paid to unrelated third parties, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance for substantially all of the risks it underwrites. In Keystone's opinion, the amounts that Keystone and its subsidiaries paid for these insurance policies and the allocation among Keystone and its related entities of the insurance premiums are reasonable and at least as favorable to those Keystone or they could have obtained through unrelated insurance companies or brokers. Keystone expects that these relationships with Tall Pines and EWI will continue in 2006.

     Simmons Family Matters. In addition to the services Glenn R. Simmons provides under Keystone's ISA with Contran as discussed under "--Intercorporate Services Agreements," Harold C. Simmons and James C. Epstein, a son-in-law of Harold C. Simmons, provide executive and risk management services to Keystone and its subsidiaries pursuant to this ISA. The portion of the fees Keystone and its subsidiaries paid to Contran in 2005 pursuant to this ISA for the services of each of Messrs. Harold Simmons and Epstein was $25,000 and $17,500, respectively. Keystone and its subsidiaries expect to pay Contran similar amounts for these services and the services of Mr. Glenn Simmons in 2006. Mr. Glenn Simmons also received additional aggregate compensation of approximately $12,000 in cash from Keystone for his services as a director of Keystone for the period August 31, through December 31, 2005. Mr. Simmons is expected to continue to receive a similar rate of compensation for all of 2006.

     Other Matters. Dallas Compressor Company, a subsidiary of Contran, sells compressors and related services to Keystone. During 2005 Keystone purchased products and services from Dallas Compressor Company in the amount of $33,000.

     Keystone is engaged in a ferrous scrap recycling joint venture at its facility in Peoria, Illinois through its 50% interest in Alter Recycling Company, L.L.C. ("ARC"), an unconsolidated equity affiliate. ARC sells ferrous scrap to Keystone and others. During 2005, Keystone purchased approximately $834,000 of ferrous scrap from ARC.

     Keystone has entered into a scrap supply agreement with Alter Trading Corporation ("ATC"). Keystone sources the majority of its ferrous scrap supply from ATC under this agreement. ATC owns the 50% interest in ARC that is not owned by Keystone. During 2005, Keystone purchased approximately $132.4 million of ferrous scrap from ATC.

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

                              KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                           (Registrant)




Date:  June 19, 2006               By: /s/ Bert E. Downing, Jr.
                                       ----------------------------
                                       Bert E. Downing, Jr.
                                       Vice President, Chief Financial
                                       Officer, Corporate Controller and
                                       Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

                                                                   Exhibit 31.1

I, David L. Cheek, certify that:

1) I have reviewed this annual report on Form 10-K/A of Keystone Consolidated Industries, Inc.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

4) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 19, 2006





/s/ David L. Cheek
----------------------------------
David L. Cheek
President and Chief Executive Officer

                                                                   Exhibit 31.2

I, Bert E. Downing, Jr., certify that:

1) I have reviewed this annual report on Form 10-K/A of Keystone Consolidated Industries, Inc.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

4) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 19, 2006



/s/ Bert E. Downing, Jr.
------------------------
Bert E. Downing, Jr.
Vice President, Chief Financial Officer,
Corporate Controller and Treasurer