Form 10-Q
period 2006-06-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2006-08-08
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2006

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

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---     ---

Whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated
filer Accelerated filer     Non-accelerated filer  X .
                       ---                        ---

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes      No  X .
    ---     ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X  No     .
                          ---    ---

Number of shares of common stock outstanding at August 8, 2006: 10,000,000

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                        Page
                                                                       number

PART I.           FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Condensed Consolidated Balance Sheets -
                   December 31, 2005;
                    June 30, 2006 (unaudited)                                 3

                  Condensed Consolidated Statements of Operations -
                   Three months and six months ended
                   June 30, 2005 and 2006 (unaudited)                         5

                  Condensed Consolidated Statements of Cash Flows -
                   Six months ended June 30, 2005 and 2006 (unaudited)        6

                  Condensed Consolidated Statement of Stockholders' Equity -
                   Six months ended June 30, 2006 (unaudited)                 7

                  Notes to Condensed Consolidated Financial Statements
                   (unaudited)                                                8

  Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       22

  Item 3.         Quantitative and Qualitative Disclosures About Market Risk 32

  Item 4.         Controls and Procedures                                    32


PART II.          OTHER INFORMATION

  Item 1.         Legal Proceedings.                                         34

  Item 1A.        Risk Factors.                                              34

  Item 6.         Exhibits.                                                  34

     Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                               December 31,         June 30,
                                 ASSETS                                           2005                2006
                                                                                ---------          ---------
                                                                                                 (unaudited)

 Current assets:
   Accounts receivable, net                                                     $  46,199          $  57,980
   Inventories, net                                                                69,691             58,170
   Restricted investments                                                           1,040              1,057
   Deferred income taxes                                                             -                15,417
   Prepaid expenses and other                                                       2,760              1,892
                                                                                ---------          ---------

      Total current assets                                                        119,690            134,516
                                                                                ---------          ---------

 Property, plant and equipment:
   Land                                                                             1,193              1,193
   Buildings and improvements                                                      54,189             54,780
   Machinery and equipment                                                        310,446            310,419
   Construction in progress                                                         3,949              8,214
                                                                                ---------          ---------
                                                                                  369,777            374,606
   Less accumulated depreciation                                                  283,004            289,479
                                                                                ---------          ---------

      Net property, plant and equipment                                            86,773             85,127
                                                                                ---------          ---------

 Other assets:
   Restricted investments                                                           4,758              7,097
   Prepaid pension cost                                                           145,152            169,478
   Deferred financing costs                                                           902                782
   Goodwill                                                                           752                752
   Other                                                                              337                308
                                                                                ---------          ---------

      Total other assets                                                          151,901            178,417
                                                                                ---------          ---------

      Total assets                                                              $ 358,364          $ 398,060
                                                                                =========          =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                               December 31,           June 30,
                                                                                   2005                2006
                                                                                ----------          ----------
                                                                                                  (unaudited)

 Current liabilities:
   Notes payable and current maturities of
     long-term debt                                                             $  41,640           $  56,245
   Accounts payable                                                                 9,797              10,584
   Accrued OPEB cost                                                                4,256               4,256
   Other accrued liabilities                                                       27,624              23,110
                                                                                ---------           ---------

       Total current liabilities                                                   83,317              94,195
                                                                                ---------           ---------

 Noncurrent liabilities:
   Long-term debt                                                                  58,255              35,785
   Accrued OPEB cost                                                              133,208             127,011
   Deferred income taxes                                                                -              18,647
   Other                                                                            5,577               5,893
                                                                                ---------           ---------

       Total noncurrent liabilities                                               197,040             187,336
                                                                                ---------           ---------

 Liabilities subject to compromise                                                 10,476              14,239
                                                                                ---------           ---------

 Stockholders' equity:
   Common stock                                                                       100                 100
   Additional paid-in capital                                                      75,423              75,423
   Retained earnings (accumulated deficit)                                         (7,992)             26,767
                                                                                ---------           ---------

       Total stockholders' equity                                                  67,531             102,290
                                                                                ---------           ---------

       Total liabilities and stockholders'
        equity                                                                  $ 358,364           $ 398,060
                                                                                =========           =========



Commitments and contingencies (Notes 10 and 11).





     See accompanying Notes to Condensed Consolidated Financial Statements.
                                      - 4 -

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                           Three months ended               Six months ended
                                                               June 30,                        June 30,
                                                        ------------------------        -----------------------
                                                        2005                2006        2005               2006
                                                        ----                ----        ----               ----
                                                            (unaudited)                     (unaudited)

 Net sales                                              $ 88,992        $129,095        $178,529       $248,210
 Cost of goods sold                                       87,034         119,808         171,516        223,897
                                                        --------        --------        --------       --------

   Gross margin                                            1,958           9,287           7,013         24,313
                                                        --------        --------        --------       --------

 Selling expense                                           1,582           1,672           3,017          3,448
 General and administrative
  expense                                                  2,706           2,869           5,410          5,598
 Defined benefit pension credit                           (3,224)        (12,165)         (6,449)       (24,326)
                                                        --------        --------        --------       --------

       Total operating costs                               1,064          (7,624)          1,978        (15,280)
                                                        --------        --------        --------       --------

 Operating income                                            894          16,911           5,035         39,593
                                                        --------        --------        --------       --------

 Nonoperating income (expense):
   Corporate income (expense)                               (895)            996          (2,191)         1,482
   Interest expense                                         (919)         (1,337)         (1,776)        (2,539)
   Interest income                                            47              90              82             92
   Other income, net                                          16             267             104            267
                                                        --------        --------        --------       --------

       Total nonoperating income
        (expense)                                         (1,751)             16          (3,781)          (698)
                                                        --------        --------        --------       --------

   Income (loss) before
    income taxes and
    reorganization costs                                    (857)         16,927           1,254         38,895

 Reorganization costs                                      2,687             186           5,981            336
                                                        --------        --------        --------       --------

   Income (loss) before income
    taxes                                                 (3,544)         16,741          (4,727)        38,559

 Provision for income taxes                                  115           3,711             208          3,800
                                                        --------        --------        --------       --------

   Net income (loss)                                    $ (3,659)       $ 13,030        $ (4,935)      $ 34,759
                                                        ========        ========        ========       ========

 Basic and diluted income (loss)
  per share                                             $   (.36)       $   1.30        $  ( .49)      $   3.48
                                                        ========        ========        ========       ========

 Basic and diluted shares
  outstanding                                             10,068          10,000          10,068         10,000
                                                        ========        ========        ========       ========

     See accompanying Notes to Condensed Consolidated Financial Statements.
                                      - 5 -

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2005 and 2006
                                 (In thousands)

                                                                                         2005            2006
                                                                                       -------         --------
                                                                                           (unaudited)

 Cash flows from operating activities:
   Net income (loss)                                                                   $(4,935)        $ 34,759
   Depreciation and amortization                                                         7,889            7,699
   Amortization of deferred financing costs                                                347              135
   Deferred income taxes                                                                     -            3,230
   Non-cash defined benefit pension credit                                              (6,449)         (24,326)
   OPEB expense (credit)                                                                 8,734           (4,200)
   OPEB payments                                                                        (2,973)          (1,999)
   Reorganization costs accrued                                                          5,981              337
   Reorganization costs paid                                                            (5,176)          (3,397)
   Other, net                                                                              116              286
   Change in assets and liabilities:
     Accounts receivable                                                                (9,948)         (11,903)
     Inventories                                                                         2,731           11,521
     Accounts payable                                                                   (2,693)             729
     Other, net                                                                         (2,517)           3,543
                                                                                     ---------         --------

       Net cash provided by (used in) operating
        activities                                                                      (8,893)          16,414
                                                                                     ---------         --------

 Cash flows from investing activities:
   Capital expenditures                                                                 (4,551)          (6,194)
   Restricted investments, net                                                            (296)          (2,356)
   Other, net                                                                              243               17
                                                                                     ---------         --------

       Net cash used in investing activities                                            (4,604)          (8,533)
                                                                                     ---------         --------

 Cash flows from financing activities:
   Revolving credit facilities, net                                                     14,784           (5,427)
   Other notes payable and long-term debt:
     Additions                                                                              47              306
     Principal payments                                                                 (1,319)          (2,745)
   Deferred financing costs paid                                                           (15)             (15)
                                                                                     ---------         --------

       Net cash provided by (used in)
        financing activities                                                            13,497           (7,881)
                                                                                     ---------         --------

 Net change in cash and cash equivalents                                                  -                   -

 Cash and cash equivalents, beginning of period                                           -                   -
                                                                                     ---------         --------

 Cash and cash equivalents, end of period                                              $  -            $      -
                                                                                     =========         ========

 Supplemental disclosures - cash paid for:
   Interest, net of amount capitalized                                                 $ 1,440         $  2,139
   Income taxes, net                                                                       673              343

     See accompanying Notes to Condensed Consolidated Financial Statements.
                                      - 6 -

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         Six months ended June 30, 2006
                                 (In thousands)


                                                                                  Retained
                                                                    Additional    earnings
                                                        Common        paid-in   (accumulated
                                                         stock        capital      deficit)            Total
                                                        -------      ---------    ----------          ---------
                                                                            (unaudited)

 Balance - December 31, 2005                              $100         $75,423    $ (7,992)            $ 67,531

 Net income                                                 -             -         34,759               34,759

 Balance - June 30, 2006                                  $100         $75,423    $ 26,767             $102,290



     See accompanying Notes to Condensed Consolidated Financial Statements.
                                      - 7 -

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2006

                                   (unaudited)

Note 1 - Organization and basis of presentation:

     The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005 that we filed with the Securities and Exchange Commission ("SEC") on March 31, 2006 (the "2005 Annual Report"). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the prior year's Consolidated Financial Statements to the current year's classifications. We have condensed the Consolidated Balance Sheet at December 31, 2005 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2005) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our results of operations for the interim periods ended June 30, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated Financial Statements contained in our 2005 Annual Report.

     Contran Corporation beneficially owns 51% of our outstanding common stock at June 30, 2006. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

     Net income (loss) per share is based upon the weighted average number of common shares outstanding during the periods. Options to purchase our common stock that were outstanding during the first and second quarters of 2005 were omitted from the calculation of diluted earnings per share because they were anti-dilutive. We had no other dilutive securities outstanding during the first and second quarters of 2005 and 2006.

     Unless otherwise indicated, references in this report to "we", "us" or "our" refer to Keystone Consolidated Industries, Inc. and its subsidiaries, taken as a whole.

Note 2 - Bankruptcy:

     On February 26, 2004, we and five of our direct and indirect subsidiaries filed for voluntary protection under Chapter 11 of the Federal Bankruptcy Code. We filed our petitions in the U.S. Bankruptcy Court for the Eastern District of Wisconsin in Milwaukee (the "Court"). We attributed the need to reorganize to weaknesses in product selling prices over the preceding several years, unprecedented increases in ferrous scrap costs, our primary raw material, and significant liquidity needs to service retiree medical costs. These problems substantially limited our liquidity and undermined our ability to obtain sufficient debt or equity capital to operate as a going concern.

     Under Chapter 11 proceedings, actions by creditors to collect pre-petition claims in existence at the filing date are stayed, absent specific authorization from the Court to pay such claims, while we manage the business as a debtor-in-possession. We received approval from the Court to pay certain of our pre-petition claims.

     We filed a plan of reorganization on October 4, 2004 and amended that plan on May 26, 2005, June 21, 2005 and June 27, 2005. Our amended plan of reorganization was accepted by the impacted constituencies and confirmed by the Court on August 10, 2005. We emerged from bankruptcy protection on August 31, 2005. Significant provisions of our amended plan of reorganization included, among other things:


     o Assumption of the previously negotiated amendment to the collective bargaining agreement with the Independent Steel Workers Alliance (the "ISWA"), our largest labor union, that related primarily to greater employee participation in healthcare costs;
     o Assumption of the previously negotiated agreements reached with certain retiree groups that will provide relief by permanently reducing healthcare related payments to these retiree groups;
     o Our obligations due to pre-petition secured lenders other than our Debtor-In-Possession ("DIP") lenders were reinstated in full;
     o All shares of our common and preferred stock outstanding at the petition date (February 26, 2004) were cancelled;
     o Pre-petition unsecured creditors with allowed claims against us will receive, on a pro rata basis, in the aggregate, $5.2 million in cash, a $4.8 million secured promissory note and 49% of our new common stock;
     o Certain operating assets and existing operations of Sherman Wire Company ("SWC"), one of our pre-petition wholly-owned subsidiaries, were sold at fair market value (fair market value and book value both approximated $2.0 million) to us, which were then used to form and operate a newly created wholly-owned subsidiary of ours named Keystone Wire Products Inc. ("KWP");
     o SWC was also reorganized and the proceeds of the operating asset sale to us, liquidation of SWC's remaining real estate assets (book value approximately $1.6 million), and other funds will be distributed, on a pro rata basis, to SWC's pre-petition unsecured creditors as their claims are finally adjudicated;
     o SWC's pre-petition wholly-owned non-operating subsidiaries, J.L. Prescott Company, and DeSoto Environmental Management, Inc. as well as Sherman Wire of Caldwell, Inc., a wholly-owned subsidiary of ours, will ultimately be liquidated and the pre-petition unsecured creditors with allowed claims against these entities will receive their pro-rata share of the respective entity's net liquidation proceeds;
     o Pre-petition unsecured creditors with allowed claims against FV Steel & Wire Company, another one of our wholly-owned subsidiaries, will receive cash in an amount equal to their allowed claims;
     o One of our DIP lenders, EWP Financial, LLC (an affiliate of Contran) converted $5.0 million of its DIP credit facility, certain of its pre-petition unsecured claims and all of its administrative claims against us into 51% of our new common stock; and
     o Our Board of Directors now consists of seven individuals, two were designated by Contran and two were designated by the Official Committee of Unsecured Creditors (the "OCUC"). The remaining three directors qualify as independent directors (two of the independent directors were appointed by Contran with the OCUC's consent and one was appointed by the OCUC with Contran's consent).

     In general, as a result of our Chapter 11 reorganization and discharge, any future government or third-party private actions against us arising from our alleged pre-petition responsibility for hazardous contamination at any non-owned sites have been barred. However, our Chapter 11 discharge does not affect our liability for hazardous contamination of property that we owned as of the petition date, therefore any associated clean up costs related to owned sites remains our responsibility.

     As discussed above, the proceeds generated by SWC's asset sale to us, the funds generated from the liquidation of SWC's remaining real estate assets and other funds available to SWC (including the $4.0 million proceeds from a settlement agreement received in the second quarter of 2006, as discussed in Notes 6 and 11) will ultimately be distributed, on a pro-rata basis, to SWC's pre-petition unsecured creditors when all of their claims are finally adjudicated. The total amount that will ultimately be distributed to SWC's pre-petition unsecured creditors will be limited to the lesser of (i) the total of the claims granted by the Court and (ii) the total funds available to be distributed. At June 30, 2006, substantially all of SWC's pre-petition claims have been finally adjudicated, and the Court has either discharged or allowed these claims, including certain environmental claims filed against SWC in its Chapter 11 proceedings. However, one major claim related to an environmental site continues to be litigated, and therefore this claim has not been finally adjudicated. When this remaining pre-petition claim is finally adjudicated, SWC will be able to (i) liquidate SWC's remaining real estate and (ii) determine the total SWC pre-petition claims to be distributed and consequently be able to distribute the appropriate amounts to individual pre-petition unsecured creditors of SWC. Because all of the claims of SWC's pre-petition unsecured creditors have not yet been finally adjudicated, all of SWC's liabilities are still classified as liabilities subject to compromise on our June 30, 2006 Condensed Consolidated Balance Sheet, and they will continue to be so classified until all of the pre-petition claims are finally adjudicated. Recorded environmental liabilities related to non-owned SWC sites and an owned SWC site aggregate $8.6 million at June 30, 2006. Additionally, any other pre-petition litigation claims against SWC continue to be stayed until all of the claims are finally adjudicated. See Note 10.


Note 3 - Business Segment Information:

     Our operating segments are organized along our manufacturing facilities and include three reportable segments:
     o Keystone Steel and Wire ("KSW") which manufacturers and sells wire rod, wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets,
     o Engineered Wire Products ("EWP") which manufacturers and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges, and
     o Keystone Wire Products ("KWP") which manufacturers and sells wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets.

     In connection with our emergence from Chapter 11 on August 31, 2005, certain operating assets and existing operations of Sherman were sold at fair market value to us, we then used these assets to form and operate KWP. As such, operating results of this segment prior to our emergence from Chapter 11 were operating results of Sherman. Operating results of this segment after our emergence from Chapter 11, were operating results of KWP. In accordance with our plan of reorganization, the remaining assets of SWC will eventually be liquidated.

                                                                Three months ended                Six months ended
                                                                     June 30,                         June 30,
                                                               -----------------------         -------------------------
                                                               2005               2006         2005                 2006
                                                               ----               ----         ----                 ----
                                                                                   (In thousands)

Net sales:
  KSW                                                          $ 81,887        $118,805         $171,081        $236,485
  EWP                                                            17,755          18,115           29,806          30,733
  Sherman/KWP                                                     4,113           4,883            9,166           9,805
  Elimination of intersegment sales:
    KSW                                                         (11,866)         (9,314)         (25,186)        (21,904)
    EWP                                                               -            -                -               -
    Sherman/KWP                                                  (2,897)         (3,394)          (6,338)         (6,909)
                                                               --------        --------         --------        --------

     Total net sales                                           $ 88,992        $129,095         $178,529        $248,210
                                                               ========        ========         ========        ========

Operating income (loss):
  KSW                                                          $ (9,119)       $    455         $(10,571)       $  8,654
  EWP                                                             2,992           3,546            4,631           4,419
  Sherman/KWP                                                      (381)             98             (550)             34
  Allocation differences(1)                                       7,402          12,812           11,525          26,486
                                                               --------        --------         --------        --------

     Total operating income                                         894          16,911            5,035          39,593

Nonoperating income (expense):
  Corporate income (expense)                                       (895)            996           (2,191)          1,482
  Interest expense                                                 (919)         (1,337)          (1,776)         (2,539)
  Interest income                                                    47              90               82              92
  Other income, net                                                  16             267              104             267
                                                               --------        --------         --------        --------

  Income (loss) before income taxes
   and reorganization costs                                    $   (857)       $ 16,927         $  1,254        $ 38,895
                                                               ========        ========         ========        ========

     (1)Allocation differences are (i) the difference between the defined benefit pension credit and postretirement benefit expense or credit allocated to the operating segments and the actual expense or credit included in the determination of operating profit or loss, (ii) the elimination of intercompany profit or loss on ending inventory balances and (iii) LIFO inventory reserve adjustments.

Note 4 - Inventories, net:

                                                                                December 31,          June 30,
                                                                                   2005                 2006
                                                                                ------------          ---------
                                                                                       (In thousands)

 Raw materials                                                                   $ 10,914             $ 13,746
 Work in process                                                                   29,550               20,482
 Finished goods                                                                    28,018               22,941
 Supplies                                                                          16,421               18,464
                                                                                 --------             --------

   Inventory at FIFO                                                               84,903               75,633
   Less LIFO reserve                                                              (15,212)             (17,463)
                                                                                 --------             --------

     Total                                                                       $ 69,691             $ 58,170
                                                                                 ========             ========

Note 5 - Other accrued liabilities:

                                                                                December 31,            June 30,
                                                                                   2005                  2006
                                                                                -----------         -------------
                                                                                        (In thousands)

Current:
  Employee benefits                                                                $12,085              $11,710
  Self insurance                                                                     4,455                3,778
  Environmental                                                                      3,000                1,067
  Pre-petition unsecured creditor settlement                                         1,061                1,061
  Income taxes                                                                         939                  807
  Legal and professional                                                               247                  343
  Reorganization costs                                                               3,057                    -
  Other                                                                              2,780                4,344
                                                                                   -------              -------

      Total                                                                        $27,624              $23,110

Noncurrent:
  Environmental                                                                    $ 3,921              $ 3,921
  Workers compensation payments                                                      1,595                1,918
  Other                                                                                 61                   54
                                                                                   -------              -------

      Total                                                                        $ 5,577              $ 5,893
                                                                                   =======              =======


Note 6 - Liabilities subject to compromise:

                                                                                December 31,            June 30,
                                                                                   2005                  2006
                                                                                -----------             ----------
                                                                                        (In thousands)

Environmental                                                                      $ 8,491                $ 8,589
Unearned income                                                                          -                  4,000
Accounts payable                                                                       850                    789
Disposition of former facilities                                                       684                    572
Legal and professional                                                                 244                    100
Other                                                                                  207                    189
                                                                                  --------                -------

     Total                                                                         $10,476                $14,239
                                                                                  ========                =======

     During the second quarter of 2006, SWC received $4.0 million from a former insurer under a Court approved settlement agreement. Under the terms of that settlement agreement, the insurer withdrew certain claims it had filed against SWC in SWC's bankruptcy proceedings, in exchange for which SWC released that insurer from their liability to insure SWC for environmental coverage. SWC currently anticipates a significant portion of the ultimate payment of its pre-petition unsecured liabilities discussed in Note 2 will be funded with this $4.0 million. The settlement agreement limits SWC's use of the proceeds to payment of SWC's pre-petition unsecured claims. Accordingly, we have classified the $4.0 million we received as a noncurrent asset included in restricted investments because such funds will be used to settle a liability we have classified as noncurrent at June 30, 2006. Because of this restriction, we have also classified the $4.0 million as unearned income within liabilities subject to compromise on our June 30, 2006 Condensed Consolidated Financial Statements.

Note 7 - Notes payable and long-term debt:

                                                                              December 31,           June 30,
                                                                                  2005                 2006
                                                                               ---------          -------------
                                                                                      (In thousands)

 Wachovia revolving credit facility                                              $36,174               $30,747
 8% Notes                                                                         26,532                26,136
 UC Note                                                                           4,997                 5,303
 Term loans:
   Wachovia                                                                       21,980                19,685
   County                                                                         10,000                10,000
   Other                                                                             212                   159
                                                                                 -------               -------

 Total debt                                                                       99,895                92,030
   Less current maturities                                                        41,640                56,245
                                                                                 -------               -------


 Total long-term debt                                                            $58,255               $35,785
                                                                                 =======               =======

Note 8 - Employee benefit plans:

     Defined benefit plans - The components of net periodic defined benefit pension credit are presented in the table below.

                                                             Three months ended                 Six months ended
                                                                  June 30,                          June 30,
                                                            ---------------------           -----------------------
                                                            2005             2006            2005             2006
                                                            ----             ----           ------           ------
                                                                                (In thousands)
Service cost                                               $    938         $    959         $  1,875         $  1,918
Interest cost                                                 5,434            5,106           10,868           10,212
Expected return on plan assets                              (10,732)         (16,863)         (21,467)         (33,726)
Amortization of unrecognized:
  Prior service cost                                            221              227              441              454
  Actuarial losses                                              915           (1,594)           1,834           (3,184)
                                                           --------         --------         --------         --------

      Total                                                $ (3,224)        $(12,165)        $ (6,449)        $(24,326)
                                                           ========         ========         ========         ========

     We do not expect to make cash contributions to our defined benefit pension plan during 2006.

     Postretirement benefits other than pensions ("OPEB") - The components of net periodic OPEB expense (credit) are presented in the table below.

                                                             Three months ended                 Six months ended
                                                                  June 30,                          June 30,
                                                            ---------------------            ---------------------
                                                            2005             2006            2005             2006
                                                            ----             ----            ----             ----
                                                                                (In thousands)
Service cost                                                  $  740          $    63        $  1,480          $   126
Interest cost                                                  3,026              495           6,052              990
Amortization of unrecognized:
  Prior service cost                                             (86)             (84)           (172)            (168)
  Prior service cost due to
   plan amendments                                              (710)          (4,243)         (1,420)          (8,486)
  Actuarial losses                                             1,397            1,669           2,794            3,338
                                                              ------          -------         -------          -------

      Total                                                   $4,367          $(2,100)        $ 8,734          $(4,200)
                                                              ======          =======         =======          =======

     We   anticipate   making  $4.3  million  of  cash   contributions   to  our
postretirement benefit plans during 2006.

Note 9 - Provision for income taxes:

                                                                                              Six months ended
                                                                                                  June 30,
                                                                                         ----------------------------
                                                                                         2005                   2006
                                                                                         ----                   ----
                                                                                                (In thousands)

Expected tax (benefit) provision, at statutory rate                                       $(1,654)            $13,496
U. S. state income taxes, net                                                                 102               1,335
Deferred tax asset valuation allowance                                                        (56)            (10,675)
Capitalized reorganization costs                                                            1,804                 118
Other, net                                                                                     12                (474)
                                                                                          -------             -------

Provision for income taxes                                                                $   208             $ 3,800
                                                                                          =======             =======

Comprehensive provision for income taxes:
  Currently payable:
    U.S. federal                                                                          $    86             $   237
    U.S. state                                                                                122                 333
                                                                                          -------             -------
      Net currently payable                                                                   208                 570

  Deferred income taxes, net                                                                 -                  3,230
                                                                                          -------             -------

                                                                                          $   208             $ 3,800
                                                                                          =======             =======

     Our emergence from Chapter 11 on August 31, 2005 did not result in an ownership change within the meaning of Section 382 of the Internal Revenue Code.

     Prior to June 30, 2006, considering all factors believed to be relevant, we believed our gross deferred tax assets did not meet the "more-likely-than-not" realizability test. As such, we had provided a deferred tax asset valuation allowance to offset our net deferred income tax asset (before valuation allowance) of approximately $10.7 million at December 31, 2005. During the first six months of 2006, we recorded taxable income in excess of our available net operating loss caryforwards. As such, the valuation allowance related to those deferred tax assets was completely reversed during the first six months of 2006. After such reversal, we have a net deferred income tax liability at June 30, 2006. Due in part to our continued profitability, we believe the realization of our remaining gross deferred income tax assets (including an alternative minimum tax credit carryforward) meet the "more-likely-than-not" realizability test.

Note 10 - Environmental matters:

     As a result of our Chapter 11 filings on February 26, 2004, litigation relating to pre-petition environmental claims against the filing companies was stayed.  Upon  emergence  from  Chapter  11 on August  31,  2005,  environmental liabilities related to our non-owned sites ($900,000) were discharged in connection with our Chapter 11 proceedings. However, the pre-petition litigation claims against SWC continue to be stayed while these claims are adjudicated. We have recorded environmental liabilities related to non-owned SWC sites of $7.8 million and an owned SWC site of $830,000. In general, as a result of our Chapter 11 reorganization and discharge when we exited bankruptcy in August 2005, any future government or third-party private actions against us arising from our alleged pre-petition responsibility for hazardous contamination at environmental sites that we do not own have been barred. Our Chapter 11 discharge does not affect our liability for hazardous contamination of property that was owned by us as of the petition date therefore, any associated clean up costs remains our responsibility.

     As discussed above, the proceeds generated by SWC's asset sale to us, the funds generated from the liquidation of SWC's remaining real estate assets and other funds available to SWC (including the $4.0 million proceeds from a settlement agreement received in the second quarter of 2006, as discussed in Notes 6 and 11) will ultimately be distributed, on a pro-rata basis, to SWC's pre-petition unsecured creditors when all of their claims are finally adjudicated. The total amount that will ultimately be distributed to SWC's pre-petition unsecured creditors will be limited to the lesser of (i) the total of the claims granted by the Court and (ii) the total funds available to be distributed. At June 30, 2006, substantially all of SWC's pre-petition claims have been finally adjudicated, other than one major claim related to an environmental site. When this remaining pre-petition claim is finally adjudicated, SWC will be able to (i) liquidate SWC's remaining real estate and
(ii) determine the total SWC pre-petition claims to be distributed and consequently be able to distribute the appropriate amounts to individual pre-petition unsecured creditors of SWC. Because all of the claims of SWC's pre-petition unsecured creditors have not yet been finally adjudicated, all of SWC's liabilities are still classified as liabilities subject to compromise on our June 30, 2006 Condensed Consolidated Balance Sheet, and they will continue to be so classified until all of the pre-petition claims are finally adjudicated.

     We have been named as a defendant, potentially responsible party ("PRP"), or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws in approximately 14 governmental and private actions associated with environmental matters, including waste disposal sites and facilities currently or previously owned, operated or used by us, certain of which are on the United States Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for such costs, in most cases, we are only one of a number of PRPs who may also be jointly and severally liable.

     On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant by analyzing and estimating the range of reasonably possible costs to us. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation. We believe we have provided adequate accruals ($13.6 million at June 30, 2006, $8.6 million of which is reflected in liabilities subject to compromise on our June 30, 2006 balance sheet) for these matters at 10 sites for which we believe our liability is probable and reasonably estimable, but our ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs, the allocation of such costs among PRPs, the solvency of other PRPs or a determination that we are potentially responsible for the release of hazardous substances at other sites, any of which could result in expenditures in excess of amounts currently estimated by us to be required for such matters. With respect to other PRPs and the fact that we may be jointly and severally liable for the total remediation cost at certain sites, we could ultimately be liable for amounts in excess of our accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. In addition, the actual timeframe for payments by us for these matters may be substantially in the future.

     The upper end of the range of reasonably possible costs to us for sites for which it is possible to estimate costs (14 sites) is approximately $14.3 million. Our estimate of such liabilities has not been discounted to present value, and other than certain previously-reported settlements with respect to certain of our former insurance carriers, we have not recognized any material insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to the four sites as to which no estimate of liability can presently be made because the respective investigations are in early stages. The extent of CERCLA liability cannot be determined until the Remedial Investigation/Feasibility Study ("RI/FS") is complete, the U.S. EPA issues a Record of Decision ("ROD") and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents is subject to similar uncertainties.

     The exact time frame over which we make payments with respect to our accrued environmental costs is unknown and is dependent upon, among other things, the timing of the actual remediation process which in part depends on factors outside our control. At each balance sheet date, we make an estimate of the amount of our accrued environmental costs which will be paid out over the subsequent 12 months, and we classify such amount as a current liability. The remainder of the accrued environmental costs are classified as a noncurrent liability.

     More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below. A summary of activity in our environmental accruals for the six months ended June 30, 2006 is as follows:

                                                                                          Six months ended
                                                                                              June 30,
                                                                                          ----------------
                                                                                           (In thousands)

 Balance at December 31, 2005                                                                   $15,412
 Expense                                                                                              -
 Payments                                                                                        (1,944)
 Reclassification                                                                                   109
                                                                                                -------

 Balance at June 30, 2006                                                                       $13,577
                                                                                                =======

 Amounts classified as:
   Current accrued environmental cost                                                           $ 1,067
   Noncurrent accrued environmental cost                                                          3,921
   Liabilities subject to compromise                                                              8,589
                                                                                                -------

                                                                                                $13,577
                                                                                                =======

     All of the recorded environmental liability included in liabilities subject to compromise on our June 30, 2006 balance sheet relates to sites involving SWC or one of its predecessors. SWC's environmental liabilities continue to be negotiated and adjudicated subsequent to its emergence from Chapter 11 on August 31, 2005. See Notes 2 and 6.

Owned sites (no longer subject to compromise at June 30, 2006).

     We are currently involved in the closure of inactive waste disposal units at our Peoria facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992. The original closure plan provides for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. We recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. We adjust the recorded liability for each Phase as actual remediation costs become known. During 1995, we began remediation of Phases II and III and completed these Phases, as well as Phase IV during 1996. During 1998 and 1999 we did not have any significant remediation efforts relative to Phases V and VI. During 2000, we began preliminary efforts relative to Phase V. Pursuant to agreements with the IEPA and Illinois Attorney General's office ("IAG"), we are depositing $75,000 per quarter into a trust fund. Prior to 2005, we were required to continue these quarterly deposits and could not withdraw funds from the trust fund until the fund balance exceeded the sum of the estimated remaining remediation costs plus $2 million. During 2005, this agreement was modified such that the IEPA and IAG now permit us to withdraw funds from the trust fund as the site is remediated. However, the requirement for us to make quarterly deposits of $75,000 into the trust fund remains until such time as the site is completely remediated. During the first half of 2006, we paid approximately $1.9 million in remediation costs for this site and received approximately $1.9 million in funds from the trust fund. At December 31, 2005 and June 30, 2006, the trust fund had a balance of $4.5 million and $2.8 million, respectively, which were included in other noncurrent assets.

     In February 2000, we received a notice from the United States Environmental Protection Agency ("U.S. EPA") giving formal notice of the U.S. EPA's intent to issue a unilateral administrative order to us pursuant to section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"). The draft order enclosed with this notice would require us to: (1) investigate the nature and extent of hazardous constituents present at and released from five alleged solid waste management units at our Peoria facility; (2) investigate hazardous constituent releases from "any other past or present locations at our Peoria facility where past waste treatment, storage or disposal may pose an unacceptable risk to human health and the environment"; (3) complete by June 30, 2001 an "environmental indicators report" demonstrating the containment of hazardous substances that could pose a risk to "human receptors" and further demonstrating that we "have stabilized the migration of contaminated groundwater at or from the facility;"
(4) submit by January 30, 2002 proposed "final corrective measures necessary to protect human health and the environment from all current and future unacceptable risks of releases of hazardous waste or hazardous constituents at or from our Peoria facility; and (5) complete by June 30, 2001 the closure of the sites discussed in the preceding paragraph now undergoing RCRA closure under the supervision of the IEPA. We have complied with deadlines in the draft order. During the fourth quarter of 2000, we entered into a modified Administrative Order on Consent, which may require us to conduct cleanup activities at certain solid waste management units at our Peoria facility depending on the results of soil and groundwater sampling and risk assessment to be conducted by us during future periods pursuant to the order.

     In March 2000, the IAG filed and served a seven-count complaint against us for alleged violations of the Illinois Environmental Protection Act, 415 ILCS 5/31, and regulations implementing RCRA at our Peoria facility. The complaint alleges that we violated RCRA in failing to prevent spills of an alleged hazardous waste on four separate occasions during the period from June 1995 through January 1999. The complaint also alleges that we illegally "stored", "disposed of" and manifested the same allegedly hazardous waste on some or all of those occasions. In addition, the complaint alleges these hazardous waste spills resulted in groundwater pollution in violation of the Illinois Environmental Protection Act. The complaint further alleges that we improperly disposed of hazardous waste on two occasions at a landfill not permitted to receive such wastes. The complaint seeks the maximum statutory penalties allowed which ranges up to $50,000 for each violation and additional amounts up to $25,000 for each day of violation. We have answered the complaint and proceedings in the case have been stayed pending the outcome of settlement negotiations between us and the IAG's office.

     In December 2005, we received a Notice of Violation from the U.S. EPA regarding air permit issues at our Peoria, Illinois facility. The U.S. EPA alleges that we failed to perform stack testing and conduct a review of best available emission control technology in connection with the implementation of plant construction modifications made pursuant to a 2001 air permit issued under the Clean Air Act and the Illinois Environmental Protection Act. During January 2006, we reached a preliminary agreement with the U.S. EPA on a plan for addressing the U.S. EPA's concerns without referring the matter for any enforcement action.

SWC-related sites still subject to compromise at June 30, 2006.

     Prior to SWC's acquisition of DeSoto, Inc. ("DeSoto"), DeSoto was notified by U.S. EPA that it is one of approximately 50 PRPs at the Chemical Recyclers, Inc. site in Wylie, Texas. In January 1999, DeSoto changed its name to SWC. Under a consent order with the U.S. EPA, the PRP group has performed a removal action and an investigation of soil and groundwater contamination. Such investigation revealed certain environmental contamination. It is anticipated that the U.S. EPA will order further remedial action, the exact extent of which is not currently known. Any further liability of SWC related to this site was discharged in the Chapter 11 proceedings.

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

     In December 1991, DeSoto and approximately 600 other PRPs were named in a complaint alleging DeSoto and the PRPs generated wastes that were disposed of at a Pennsauken, New Jersey municipal landfill. The plaintiffs in the complaint were ordered by a court to show in what manner the defendants were connected to the site. The plaintiffs provided an alleged nexus indicating garbage and construction materials from DeSoto's former Pennsauken facility were disposed of at the site and such waste allegedly contained hazardous material to which DeSoto objected. The claim was dismissed without prejudice in August 1993. In 1996, DeSoto received an amended complaint containing the same allegations. The plaintiffs were granted a $750,000 claim in the Chapter 11 proceedings. Any further liability of SWC related to this site was discharged in the Chapter 11 proceedings.

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

     In 1995, DeSoto was notified by the Texas Natural Resource Conservation Commission ("TNRCC") that there were certain deficiencies in prior reports to TNRCC relative to one of its non-operating facilities located in Gainesville, Texas. During 1999, SWC entered into TNRCC's Voluntary Cleanup Program. Remediation costs are presently estimated to be between $830,000 and $2.0 million. Investigation activities are on-going including additional soil and groundwater sampling.

     In addition to the sites discussed above, SWC is allegedly involved at various other sites and in related toxic tort lawsuits which it does not currently expect to incur significant liability. Pre-petition claims against SWC continue to be negotiated and adjudicated subsequent to its emergence from Chapter 11 on August 31, 2005.

Note 11 -  Other commitments and contingencies:

Current litigation

     Pre-petition claims against SWC continue to be negotiated and adjudicated subsequent to its emergence from Chapter 11 on August 31, 2005.

     In July 2001, SWC received a letter from a law firm advising them that Sears Roebuck & Co. ("Sears") had been named as a defendant in a lead paint personal injury case. Sears claimed contractual indemnity against SWC and demanded that SWC defend and indemnify Sears with regard to any losses or damages Sears may sustain in the case. Sears was named as an additional insured on insurance policies, in which DeSoto (now SWC), the manufacturer of the paint, was the named insured. Additional demands were made by Sears in 2002 with regard to additional lead paint cases. DeSoto's insurance carriers were notified of the action and asked to indemnify SWC with respect to the complaint. SWC has not indemnified Sears and is unaware if the insurers have agreed to indemnify Sears.

     In May 2002, SWC was notified by an insurance company of a declaratory complaint filed in Cook County Illinois by Sears against the insurance company and a second insurance company (collectively the "Insurance Companies") relative to a certain lead paint personal injury litigation against Sears. It is our understanding that the declaratory complaint has since been amended to include all lead paint cases where Sears has been named as a defendant as a result of paint sold by Sears that was manufactured by DeSoto. Sears was allegedly named as an additional insured on insurance policies issued by the Insurance Companies, in which DeSoto, the manufacturer of the paint, was the named insured. Sears has demanded indemnification from the Insurance Companies. One of the Insurance Companies has demanded indemnification and defense from SWC. SWC believes the request for indemnification is invalid. However, such Insurance Company has refused to accept SWC's response and has demanded that SWC participate in mediation in accordance with the terms of a prior settlement agreement. SWC may be sued by the Insurance Companies and, as a result, could be held responsible for all costs incurred by the Insurance Companies in defending Sears and paying for any claims against Sears as well as for the cost of any litigation against SWC. The total amount of these lead paint litigation related costs and claims could be significant. However, we do not have a liability recorded with respect to these matters because the liability that may result, if any, cannot be reasonably estimated at this time.

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

     On March 27, 2006, the Bankruptcy Court approved a settlement agreement with one of DeSoto's former insurers, Allstate Insurance Company ("AIC") and Northbrook Property and Casualty Insurance Company ("NP&CIC"), whereby SWC entered into a policy buy-back arrangement with the insurers and the insurers agree to withdraw their claims for retrospective premiums under the policies in SWC's bankruptcy with prejudice after the Bankruptcy Court's order approving the agreement becomes final and non-appealable (which occurred during the 2006 second quarter). As a result of this agreement, SWC received approximately $4.0 million from the insurers in exchange for a release of the insurers from the policies. The $4.0 million may be used by SWC to satisfy its pre-petition allowed unsecured claims, including environmental related claims against SWC in its bankruptcy proceedings. Any portion of the $4.0 million not used to satisfy SWC's allowed unsecured claims will revert back to the bankruptcy estate of SWC and be distributed in accordance with its plan of reorganization. The settlement agreement does not apply to any worker's compensation policies that AIC or NP&CIC underwrote for SWC. The settlement agreement also does not apply to Sears, but Sears is barred from bringing a claim against SWC's bankruptcy estate.

     We are also engaged in various legal proceedings incidental to our normal business activities. In our opinion, none of such proceedings is material in relation to our consolidated financial position, results of operations or liquidity.

Note 12 - Recent Accounting Pronouncements:

     Inventory costs. Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, became effective for us for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that allocation of fixed production overhead costs to inventory be based on normal capacity of the production facilities, as defined by SFAS No.
151. SFAS No. 151 also clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material, requiring those items be recognized as current-period charges. Our existing production cost policies complied with the requirements of SFAS No. 151, therefore the adoption of SFAS No. 151 did not affect our Consolidated Financial Statements.

     Stock options. On January 1, 2006, SFAS No. 123R, Share-Based Payment, became effective for us. SFAS No. 123R, among other things, requires the cost of employee compensation paid with equity instruments to be measured based on the grant-date fair value. That cost is then recognized over the vesting period. Because we did not have any outstanding awards or options at January 1, 2006, the adoption of SFAS No. 123R did not affect our Consolidated Financial Statements. If we or our subsidiaries grant a significant number of equity awards in the future, the amount of equity compensation expense in our Consolidated Financial Statements could be material.

     Uncertain tax positions. In the second quarter of 2006 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertain Tax Positions, which will become effective for us on January 1, 2007. FIN No. 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN No. 48 will prohibit us from recognizing the benefit of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%. FIN No. 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard. Our current income tax accounting policies comply with this aspect of the new standard. We will also be required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they are currently recognized, to a separate current or noncurrent liability, depending on the nature of the tax position. We are currently evaluating the impact of FIN No. 48 on our Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS

Business Overview

     We are a leading manufacturer of steel fabricated wire products, welded wire reinforcement, nails, coiled rebar, industrial wire and wire rod for the agricultural, industrial, construction, original equipment manufacturer and retail consumer markets. Historically, we have experienced greater sales and profits during the first half of the year due to the seasonality of sales in principal wire products markets, including the agricultural and construction markets. We are also engaged in the operation of a ferrous scrap recycling facility. The operations of this ferrous scrap recycling facility were insignificant when compared to our consolidated operations. As such, the results of its operations are not separately addressed in the discussion that follows.

     Our operating segments are organized by our manufacturing facilities and include three reportable segments:

     o Keystone Steel and Wire ("KSW") which manufacturers and sells wire rod, industrial wire, nails, coiled rebar and fabricated wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets,
     o Engineered Wire Products ("EWP") which manufacturers and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges, and
     o Keystone Wire Products ("KWP") which manufacturers and sells industrial wire and fabricated wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets.

     In connection with our emergence from Chapter 11 on August 31, 2005, certain operating assets and existing operations of Sherman were sold at fair market value to us, we then used these assets to form and operate KWP. As such, operating results of this segment prior to our emergence from Chapter 11 were operating results of Sherman. Operating results of this segment after our emergence from Chapter 11, were operating results of KWP. In accordance with our plan of reorganization, the remaining assets of SWC will eventually be liquidated.

     Our profitability is primarily dependent on sales volume, per-ton selling prices, per-ton ferrous scrap cost, and energy costs.

     We reported net income of $13.0 million in the second quarter of 2006 as compared to a net loss of $3.7 million in the second quarter of 2005. We reported net income of $34.8 million in the first six months of 2006 as compared to a net loss of $4.9 million during the first six months of 2005. The increase in earnings from 2005 to 2006 was due to the net effects of increased shipment volumes, lower costs for ferrous scrap, postretirement benefits and reorganization costs as well as a significantly higher defined benefit pension credit all partially offset by lower per-ton selling prices and an increased provision for income taxes. As discussed in Note 2 to the Condensed Consolidated Financial Statements, we were operating under the protection of our Chapter 11 bankruptcy filing during the first and second quarters of 2005.

     Our consolidated net sales, cost of goods sold and gross margin by operating segment are set forth in the following table.

                                                                                        Allocation
                                                                      Sherman/         differences/
                                        KSW             EWP             KWP           eliminations(1)        Total
                                       ------         -------         --------        ---------------       ---------
                                                                      (In thousands)

Three months ended June 30, 2005:

  Net sales                            $ 81,887        $17,755          $4,113             $(14,763)         $ 88,992
  Cost of goods sold                     87,958         13,753           4,310              (18,987)           87,034
                                       --------        -------          ------             --------          --------
    Gross margin                       $ (6,071)       $ 4,002          $ (197)            $  4,224          $  1,958
                                       ========        =======          ======             ========          ========

Three months ended June 30, 2006:

  Net sales                            $118,805        $18,115          $4,883             $(12,708)         $129,095
  Cost of goods sold                    113,404         13,414           4,634              (11,644)          119,808
                                       --------        -------          ------             --------          --------
    Gross margin                       $  5,401        $ 4,701          $  249             $ (1,064)         $  9,287
                                       ========        =======          ======             ========          ========

Six months ended June 30, 2005:

  Net sales                            $171,081        $29,806          $9,166             $(31,524)         $178,529
  Cost of goods sold                    175,737         23,148           9,333              (36,702)          171,516
                                       --------        -------          ------             --------          --------
    Gross margin                       $ (4,656)       $ 6,658          $ (167)            $  5,178          $  7,013
                                       ========        =======          ======             ========          ========

Six months ended June 30, 2006:

  Net sales                            $236,485        $30,733          $9,805             $(28,813)         $248,210
  Cost of goods sold                    221,222         24,144           9,446              (30,915)          223,897
                                       --------        -------          ------             --------          --------
    Gross margin                       $ 15,263        $ 6,589          $  359             $  2,102          $ 24,313
                                       ========        =======          ======             ========          ========

     (1)Allocation differences are (i) the difference between the defined benefit pension credit allocated to the operating segments and the actual credit included in the determination of operating profit or loss, (ii) the elimination of intercompany profit or loss on ending inventory balances and (iii) LIFO inventory reserve adjustments. See Note 8 to the Condensed Consolidated Financial Statements for the amount of our defined benefit pension credit included in our consolidated results.

     Our consolidated sales volume and per-ton selling prices for the second quarter and first six months of 2005 and 2006 are as follows:

                                                             Three months ended                 Six months ended
                                                                  June 30,                          June 30,
                                                            ---------------------           ----------------------
                                                            2005             2006            2005             2006
                                                            ----             ----           -----            -----

Sales volume (000 tons):
  Fabricated wire products                                  28               33              60               67
  Welded wire reinforcement                                 20               21              33               36
  Nails                                                      3                6               8               11
  Industrial wire                                           15               21              31               39
  Coiled rebar                                               -                (1)             -                (1)
  Wire rod                                                  45              103              88              206
  Billets                                                    3               17               5               27
                                                           ---              ---             ---              ---
    Total                                                  114              201             225              386
                                                           ===              ===             ===              ===

(1) - Less than 1,000 tons

Per-ton selling prices:
  Fabricated wire products                                $1,111           $1,050          $1,110           $1,039
  Welded wire reinforcement                                  894              845             907              858
  Nails                                                      811              710             791              704
  Industrial wire                                            758              707             763              712
  Coiled rebar                                               -                548             -                548
  Wire rod                                                   543              490             555              490
  Billets                                                    355              378             313              366
  All products                                               773              638             785              639

     The higher shipment volume during the 2006 periods was due to increased market demand, competitor production problems as well as an abnormally low shipment volume during the 2005 periods, in part due to our customers' concerns about our financial stability while we were operating under Chapter 11 protection. The lower per-ton selling prices during the 2006 periods were due primarily to significantly lower ferrous scrap costs, as the price we sell our products is influenced in part by the market cost of ferrous scrap.

     As a result of our strengthened financial position due to our emergence from Chapter 11, we believe we have been able to recapture in 2006 a portion of the market that we lost during the last two years. We believe a portion of this market was lost due to customer concerns about our financial stability. As a result, we expect 2006 shipment volumes to be higher than 2005 shipment volumes. However, due to anticipated market pressures and lower projected ferrous scrap costs, we believe 2006 overall per-ton selling prices will be lower than 2005 selling prices. Energy costs are expected to remain relatively flat in 2006. Additionally, we anticipate a higher defined benefit pension credit and lower postretirement benefit and reorganization costs in 2006. As a result, we expect to report pre-tax income and positive cash flows from operating activities in 2006. In addition, as a result of the reversal of our deferred income tax valuation allowance during the second quarter of 2006, we believe our provision for income taxes during the remainder of 2006 will significantly exceed the corresponding provision for income taxes in the same periods of the prior year. We currently anticipate recording a provision for income taxes during the remainder of the year that will approximate the statutory rate.

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking and are not statements of fact. Statements are found in this report including, but not limited to, statements found in Item 2 - "Management's Discussion and

Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but not limited to, the following:

     o    Future  supply  and  demand for our  products  (including  cyclicality thereof),
     o    Customer inventory levels,
     o Changes in raw material and other operating costs (such as ferrous scrap and energy)
     o    The possibility of labor disruptions,
     o    General global economic and political conditions,
     o    Competitive products and substitute products,
     o    Customer and competitor strategies,
     o    The impact of pricing and production decisions,
     o    The possibility of labor disruptions,
     o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
     o    Government regulations and possible changes therein,
     o Significant increases in the cost of providing medical coverage to employees and retirees,
     o    The ultimate resolution of pending litigation,
     o International trade policies of the United States and certain foreign countries,
     o    Operating  interruptions   (including,   but  not  limited  to,  labor
          disputes, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
     o    Our ability to renew or refinance credit facilities,
     o    Any possible future litigation, and
     o Other risks and uncertainties as discussed in this Quarterly Report and the 2005 Annual Report, including, without limitation, the section referenced above.

     Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Segment Operating Results:

Keystone Steel & Wire

                                                                         Three months ended June 30,
                                                         ---------------------------------------------------------
                                                                            % of                             % of
                                                            2005            sales            2006            sales
                                                         ---------          -----           ------           -----
                                                                              ($ in thousands)

 Net sales                                               $ 81,887          100.0%        $118,805            100.0%
 Cost of goods sold                                        87,958          107.4          113,404             95.5
                                                         --------          -----         --------            -----

   Gross margin                                          $ (6,071)          (7.4)%       $  5,401              4.5%
                                                         ========          =====         ========            =====

                                                                          Six months ended June 30,
                                                         ---------------------------------------------------------
                                                                            % of                             % of
                                                            2005            sales            2006            sales
                                                         ---------          -----           ------           -----
                                                                              ($ in thousands)

 Net sales                                               $171,081          100.0%        $236,485            100.0%
 Cost of goods sold                                       175,737          102.7          221,222             93.5
                                                         --------          -----         --------            -----
   Gross margin                                          $ (4,656)          (2.7)%       $ 15,263              6.5%
                                                         ========          =====         ========            =====

     The primary drivers of sales, cost of goods sold, and the resulting gross margin are as follows:

                                                                Three months ended              Six months ended
                                                                     June 30,                       June 30,
                                                               --------------------            -------------------
                                                               2005            2006            2005           2006
                                                               ----            ----            ----           ----
Sales volume(000 tons):
 Fabricated wire products                                          28              32              60              66
 Nails                                                              3               6               8              11
 Industrial wire                                                   14              19              28              36
 Coiled rebar                                                       -             (1)               -             (1)
 Wire rod                                                          68             123             136             253
 Billets                                                            3              17               5              27
                                                               ------         -------          ------         -------
 Total sales                                                      116             197             237             393
                                                               ======         =======          ======         =======

(1) - Less than 1,000 tons

Per-ton selling prices:
  Fabricated wire products                                     $1,112         $ 1,050          $1,111         $ 1,039
  Nails                                                           811             710             791             704
  Industrial wire                                                 759             707             766             714
  Coiled rebar                                                      -             548               -             548
  Wire rod                                                        531             485             540             484
  Billets                                                         355             378             313             366
  All products                                                    700             597             715             596

Average per-ton ferrous
 scrap purchase cost                                           $  228         $   210          $  242         $   208

Average electricity
 cost per kilowatt hour                                        $ 0.04         $  0.04          $ 0.04         $  0.04

Average natural gas
 cost per therm                                                $ 0.73         $  0.69          $ 0.70         $  0.84

Postretirement benefit expense
 (credit) included in cost of goods
 sold ($000s)                                                  $3,934         $(1,441)         $7,868         $(2,882)

     KSW believes the higher shipment volume during the 2006 periods was due to increased market demand and competitor production problems as well as an abnormally low shipment volume during the 2005 periods, in part due to our customers' concerns about our financial stability while we were operating under Chapter 11 protection. KSW believes the lower per-ton selling prices during the 2006 periods were due primarily to significantly lower ferrous scrap costs, as the price we sell our products is influenced in part by the market cost of ferrous scrap. The postretirement benefit credit in the 2006 periods as compared to expense in the 2005 periods is a result of the 1114 Agreement that was entered into in connection with our emergence from Chapter 11 in August 2005.

Engineered Wire Products

                                                                       Three months ended June 30,
                                                        ------------------------------------------------------
                                                                           % of                        % of
                                                           2005            sales        2006           sales
                                                        ---------       ----------     ------         --------
                                                                             ($ in thousands)

 Net sales                                               $17,755         100.0%       $ 18,115          100.0%
 Cost of goods sold                                       13,753          77.5          13,414           74.0
                                                         -------         -----        --------          -----
   Gross margin                                          $ 4,002          22.5%       $  4,701           26.0%
                                                         =======         =====        ========          =====

                                                                        Six months ended June 30,
                                                        ------------------------------------------------------
                                                                           % of                          % of
                                                             2005          sales          2006           sales
                                                        ---------       ----------     ------         --------
                                                                             ($ in thousands)

 Net sales                                               $29,806         100.0%       $ 30,733          100.0%
 Cost of goods sold                                       23,148          77.7          24,144           78.6
                                                         -------         -----        --------          -----
   Gross margin                                          $ 6,658          22.3%       $  6,589           21.4%
                                                         =======         =====        ========          =====

     The primary drivers of sales, cost of goods sold, and the resulting gross margin are as follows:

                                                                Three months ended              Six months ended
                                                                     June 30,                       June 30,
                                                               --------------------            -------------------
                                                               2005            2006            2005           2006
                                                               ----            ----            ----           ----

Sales volume (000 tons) -
 Welded wire reinforcement                                         20              21              33              36

Per-ton selling prices -
  Welded wire reinforcement                                      $894            $845            $907            $858

Average per-ton wire rod
 purchase cost                                                   $549            $498            $556            $495

     The lower per-ton selling prices during the 2006 periods as well as the increase in gross margin for the second quarter of 2006 as compared to the second quarter of 2005 were due primarily to significantly lower cost for wire rod, EWP's primary raw material. EWP sources substantially all of its wire rod requirements from KSW at prices that approximate market.

Sherman/KWP

                                                                        Three months ended June 30,
                                                         ------------------------------------------------------
                                                                        % of sales                         % of
                                                            2005                          2006            sales
                                                          -------        --------       -------           -----
                                                                              ($ in thousands)
 Net sales                                                $4,113        100.0%          $4,883            100.0%
 Cost of goods sold                                        4,310        104.8            4,634             95.0
                                                          ------        -----           ------            -----
   Gross margin                                           $ (197)        (4.8)%         $  249              5.0%
                                                          ======        =====           ======            =====

                                                                         Six months ended June 30,
                                                         ------------------------------------------------------
                                                                           % of                            % of
                                                            2005          sales           2006            sales
                                                          -------        --------       -------           -----
                                                                              ($ in thousands)

 Net sales                                               $9,166         100.0%          $9,805            100.0%
 Cost of goods sold                                       9,333         101.8            9,446             96.3
                                                          ------        -----           ------            -----
   Gross margin                                          $ (167)         (1.8)%         $  359              3.7%
                                                          ======        =====           ======            =====

     The primary drivers of sales, cost of goods sold, and the resulting gross margin are as follows:

                                                                Three months ended              Six months ended
                                                                     June 30,                       June 30,
                                                               --------------------           -----------------------
                                                               2005            2006            2005           2006
                                                               ----            ----           ------         --------
Sales volume(000 tons):
  Fabricated wire products                                          3               3               6               7
  Industrial wire                                                   2               2               4               4
                                                               ------           -----           -----          ------
  Total sales                                                       5               5              10              11
                                                               ------           -----           -----          ------

Per-ton selling prices:
  Fabricated wire products                                     $1,042          $1,001          $1,037          $1,013
  Industrial wire                                                 745             700             742             684

Average per-ton wire rod
 purchase cost                                                 $  477          $  443          $  476          $  437

     The improvement in the gross margin for the 2006 periods is primarily due to significantly lower cost for wire rod, KWP's primary raw material. KWP sources substantially all of its wire rod requirements from KSW at prices that approximate market.

     Selling Expense, Pension and Postretirement Benefit Credits, Interest Expense, Provision for Income Taxes, and General Corporate Items

     Selling expense during the second quarter and first six months of 2006 of $1.7 million and $3.4 million, respectively, increased slightly from selling expense during the same periods in 2005 of $1.6 million and $3.0 million, respectively, primarily due to increased advertising expenses.

     General and administrative expense during the second quarter and first six months of 2006 of $2.9 million and $5.6 million, respectively, increased slightly from general and administrative expense during the same periods in 2005 of $2.7 million and $5.4 million, respectively, primarily due to increased salaries.

     During the second quarter and first six months of 2006, we recorded a defined benefit pension credit of $12.2 million and $24.3 million, respectively, as compared to recording a defined benefit pension credit in the same periods during 2005 of $3.2 million and $6.4 million, respectively. The increased pension credit during the 2006 periods was a result of a $277 million increase in plan assets from the end of 2004 to the end of 2005. In addition, we were not required to make any cash contributions to the defined benefit pension plan during either 2006 or 2005. We currently expect to record a defined benefit pension credit of $49.6 million during 2006 and that no plan contributions will be required during 2006. However, future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases in pension expense or credit and future funding requirements.

     During the second quarter and first six months of 2006, we recorded general corporate income of $996,000 and $1.5 million, respectively, as compared to recording general corporate expense during the same periods in 2005 of $895,000 and $2.2 million, respectively. The reduction in general corporate expenses is primarily due to lower general insurance expense, franchise taxes and retiree medical costs during the 2006 periods as compared to the 2005 periods. As a result of the 1114 Agreement that was entered into in connection with our emergence from Chapter 11 in August 2005, postretirement benefit expense during periods subsequent to that date is substantially less than in periods prior to that date. During the second quarter and first six months of 2006, we recorded a postretirement benefit credit of approximately $2.1 million and $4.2 million, respectively, (of which $605,000 and $1.2 million, respectively, was included in general corporate expenses) as compared to a $4.4 million and $8.7 million postretirement benefit expense recorded in the second quarter and first six months of 2005, respectively, (of which $451,000 and $902,000, respectively, was included in general corporate expenses).

     During the second quarter and first six months of 2006, we incurred $186,000 and $336,000, respectively of legal and professional fees relative to our Chapter 11 proceedings and the associated reorganization activities including post emergence activities related to closing the Chapter 11 cases and liquidation of certain pre-petition subsidiaries. During the second quarter and first six months of 2005, we incurred $2.7 million and $6.0 million, respectively, of legal and professional fees relative to these same activities.

     Interest expense during the second quarter and first six months of 2006 of $1.3 million and $2.5 million, respectively, increased significantly from interest expense during the same periods in 2005 of $919,000 and $1.8 million, respectively. The primary drivers of interest expense are as follows:

                                                                Three months ended              Six months ended
                                                                     June 30,                       June 30,
                                                             ------------------------         -----------------------
                                                               2005            2006            2005            2006
                                                             --------         -------         -------         -------
                                                                                ($ in thousands)

Average debt balance                                          $85,702         $98,093         $81,143         $96,683

Weighted average interest rates                                  3.6%            5.3%            3.3%            5.1%

     The overall weighted average interest rates during the 2005 periods were impacted by the fact that we discontinued accruing interest on pre-petition unsecured debt upon filing for Chapter 11 on February 2, 2004.

     A tabular reconciliation of the difference between the U.S. federal statutory income tax rate and our effective income tax rates is included in Note 9 to the Condensed Consolidated Financial Statements. During 2005 and prior to the second quarter of 2006, considering all factors believed to be relevant, we believed our gross deferred tax assets did not meet the "more-likely-than-not" realizability test. As such, we had provided a deferred tax asset valuation allowance to offset our net deferred income tax asset (before valuation allowance) of approximately $10.7 million at December 31, 2005. Primarily as a result of the deferred tax asset valuation allowance, our provisions for income taxes during those periods were not significant. However, during the first six months of 2006, we recorded taxable income in excess of our available net operating loss carryforwards. As such, the valuation allowance related to those deferred tax assets was completely reversed during the first six months of 2006. After such reversal, we have a net deferred tax liability at June 30, 2006. Due in part to our continued profitability, we believe the realization of our remaining deferred tax assets (including an alternative minimum tax credit carryforward) meet the "more-likely-than-not" realizability test. We currently expect to report pre-tax income for financial reporting purposes for the remainder of 2006 and as a result of the reversal of our deferred income tax valuation allowance during the second quarter of 2006, we believe our provision for income taxes during the remainder of 2006 will significantly exceed the corresponding provision for income taxes in the same periods of the prior year. We currently anticipate recording a provision for income taxes during the remainder of the year that will approximate the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

     At June 30, 2006, we had working capital of $40.3 million, including $25.5 million of notes payable and current maturities of long-term debt as well as outstanding borrowings under our revolving credit facility of $30.7 million. The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. At June 30, 2006, unused credit available for borrowing under our revolving credit facility was $27.8 million. The revolving credit facility requires daily cash receipts be used to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility. Accordingly, any outstanding balances under this facility are always classified as a current liability regardless of the maturity date of the facility.

Historical Cash Flows

     During the first six months of 2006 net cash provided by operations totaled $16.4 million as compared to net cash used in operations of $8.9 million during the first six months of 2005. The improvement in operating cash flows during the first six months of 2006 as compared to the first six months of 2005 was due primarily to:

     o    Higher earnings in 2006,
     o Lower levels of retiree medical payments and a lower level of reorganization costs in 2006, and
     o Relative changes in our inventory levels, which provided $11.5 million of cash in 2006 as compared to $2.7 million in 2005.

     The improvement in our cash provided by relative changes in our inventory levels was due to weaker than anticipated sales during the 2005 period due in part to our customers' concerns about our financial stability while we were operating under Chapter 11 protection.

     During the first six months of 2006, we made capital expenditures of approximately $6.2 million primarily related to upgrades of production equipment at KSW and a plant expansion at EWP. Capital expenditures for 2006 are expected to be approximately $23.0 million and are related primarily to the EWP plant expansion. Such capital expenditures are expected to be funded using cash flows from operations and borrowing availability under our credit facilities.

     As a result of increased profitability, we decreased our borrowings on our revolving credit facilities by $5.4 million during the first six months of 2006 as compared to increasing our borrowings on our revolving credit facilities during the first six months of 2005. During the first six months of 2006, we made principal payments of $2.7 million on long-term debt as compared to long-term debt principal payments of $1.3 million during the first six months of 2005 due to the fact the credit facilities we obtained in connection with our emergence from Chapter 11 require larger principal payments than those required while under Chapter 11 protection.

Environmental Obligations

     At June 30, 2006, our financial statements reflected accrued liabilities of $13.6 million ($8.6 million of which is included in liabilities subject to compromise on our balance sheet) for estimated remediation costs for those environmental matters which we believe are probable and reasonably estimable. Although we have established an accrual for estimated future required environmental remediation costs, there is no assurance regarding the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. We believe it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $14.3 million, including the $13.6 million currently accrued. See Notes 10 and 11 to the Condensed Consolidated Financial Statements for discussions of our environmental liabilities and current litigation.

Pension and Other Postretirement Obligations

     We do not expect to make contributions to our defined benefit pension plan during 2006. However, we anticipate $4.3 million of cash contributions to our postretirement benefit plans. Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and postretirement benefit expense or credit and funding requirements in future periods.

Income Taxes

     Prior to the second quarter of 2006, considering all factors believed to be relevant, we believed our gross deferred tax assets did not meet the "more-likely-than-not" realizability test. As such, we had provided a deferred tax asset valuation allowance to offset our net deferred income tax asset (before valuation allowance) of approximately $10.7 million at December 31, 2005. However, during the first six months of 2006, we recorded taxable income in excess of our available net operating loss caryforwards. As such, the valuation allowance related to those deferred tax assets was completely reversed during the fist six months of 2006. After such reversal, we had a net deferred tax liability at June 30, 2006. Due in part to our continued profitability, we believe the realization of our remaining gross deferred income tax assets meet the "more-likely-than-not" realizability test. We currently expect to report pre-tax income for financial reporting purposes for the remainder of 2006 and as a result of the utilization of our available net operating loss carryforwards during the first six months of 2006, we will be required to pay significantly higher cash income taxes in future periods with positive taxable income amounts.

Operating Costs

     We incur significant ongoing costs for plant and equipment and substantial employee benefits for both current and retired employees. As such, we are vulnerable to business downturns and increases in costs, and accordingly, routinely compare our liquidity requirements and capital needs against our estimated future operating cash flows. We are also taking additional action towards improving our liquidity. We have also considered, and may in the future consider, the sale of certain divisions or subsidiaries that are not necessary to achieve our long-term business objectives. However, there can be no assurance we will be successful in any of these or other efforts, or that if successful, they will provide sufficient liquidity for our operations during the next year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Reference is made to the 2005 Annual Report for a discussion of the market risks associated with changes in interest rates that affect us. There have been no material changes in such market risks since we filed the 2005 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the "Act"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

     Internal  Control  Over  Financial  Reporting  - We  currently  expect that
Section 404 of the Sarbanes-Oxley Act of 2002 will require us to annually include a management report on internal control over financial reporting starting with our Annual Report on Form 10-K for the year ended December 31, 2007. We will have to document, test and evaluate our internal control over financial reporting, using a combination of internal and external resources. The process of documenting, testing and evaluating our internal control over financial reporting under the applicable guidelines is expected to be complex and time consuming, and available internal and external resources necessary to assist us in the documentation and testing required to comply with Section 404 could be limited. While we currently believe we will be able to dedicate the appropriate resources, and that we will be able to fully comply with Section 404 in our Annual Report on Form 10-K for the year ended December 31, 2007 and be in a position to conclude that our internal control over financial reporting is effective as of December 31, 2007, because the applicable requirements are complex and time consuming, and because currently unforeseen events or circumstances beyond our control could arise, there can be no assurance that we will ultimately be able to fully comply with Section 404 in our Annual Report on Form 10-K for the year ended December 31, 2007 or whether we will be able to conclude that our internal control over financial reporting is effective as of December 31, 2007.

     Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

     Reference is made to disclosure provided under the caption "Current litigation" in Note 11 to the Consolidated Financial Statements.

ITEM 1A. Risk Factors.

     Reference is made to the 2005 Annual Report for a discussion of risk factors related to our businesses. There have been no material changes in such risk factors since we filed the 2005 Annual Report.

ITEM 6. Exhibits.

(a) We have retained a signed original of any exhibit listed below that contains signatures, and we will provide any such exhibit to the Commission or its staff upon request. The following exhibit is included herein:

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


                         Keystone Consolidated Industries, Inc.
                                      (Registrant)



Date:  August 8, 2006               By /s/Bert E. Downing, Jr.
                                       ----------------------------------------
                                       Bert E. Downing, Jr.
                                       Vice President, Chief Financial
                                       Officer, Corporate Controller
                                        and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)