Form 10-Q
period 2006-09-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2006-11-14
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2006
                         ------------------

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
     ---                          ---                         ---

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     No X .
   ---    ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X   No    .
                         ---     ---

Number of shares of common stock outstanding at November 14, 2006: 10,000,000

[GRAPHIC OMITTED]
[GRAPHIC OMITTED]


- 3 -



                                [GRAPHIC OMITTED]
                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                          Page
                                                                         number
                                                                         ------
PART I.  FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Condensed Consolidated Balance Sheets -
              December 31, 2005;
               September 30, 2006 (unaudited)                                 3

             Condensed Consolidated Statements of Operations -
              Three months and nine months ended
              September 30, 2005 and 2006 (unaudited)                         5

             Condensed Consolidated Statements of Cash Flows -
              Nine months ended September 30, 2005 and 2006 (unaudited)       6

             Condensed Consolidated Statement of Stockholders' Equity -
              Nine months ended September 30, 2006 (unaudited)                7

             Notes to Condensed Consolidated Financial Statements
              (unaudited)                                                     8

  Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            22

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk      35

  Item 4.    Controls and Procedures                                         35


PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings.                                              36

  Item 1A.   Risk Factors.                                                   36

  Item 6.    Exhibits.                                                       36

  Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                              December 31,       September 30,
                                 ASSETS                          2005                2006
                                                              -----------         ----------
                                                                                 (unaudited)

 Current assets:
   Accounts receivable, net                                     $  46,199          $  51,261
   Inventories, net                                                69,691             65,270
   Restricted investments                                           1,040              1,054
   Deferred income taxes                                             -                15,417
   Prepaid expenses and other                                       2,760              3,125
                                                                ---------          ---------

      Total current assets                                        119,690            136,127
                                                                ---------          ---------

 Property, plant and equipment:
   Land                                                             1,193              1,193
   Buildings and improvements                                      54,189             55,043
   Machinery and equipment                                        310,446            299,082
   Construction in progress                                         3,949              9,387
                                                                ---------          ---------
                                                                  369,777            364,705
   Less accumulated depreciation                                  283,004            280,783
                                                                ---------          ---------

      Net property, plant and equipment                            86,773             83,922
                                                                ---------          ---------

 Other assets:
   Restricted investments                                           4,758              6,016
   Prepaid pension cost                                           145,152            181,639
   Deferred financing costs                                           902                722
   Goodwill                                                           752                752
   Other                                                              337                541
                                                                ---------          ---------

      Total other assets                                          151,901            189,670
                                                                ---------          ---------

      Total assets                                              $ 358,364          $ 409,719
                                                                =========          =========

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                              December 31,       September 30,
                                                                  2005                2006
                                                              -----------         -----------
                                                                                  (unaudited)

 Current liabilities:
   Notes payable and current maturities of
     long-term debt                                             $  41,640           $  54,691
   Accounts payable                                                 9,797              11,836
   Accrued OPEB cost                                                4,256               4,256
   Other accrued liabilities                                       27,624              24,949
                                                                ---------           ---------

       Total current liabilities                                   83,317              95,732
                                                                ---------           ---------

 Noncurrent liabilities:
   Long-term debt                                                  58,255              34,054
   Accrued OPEB cost                                              133,208             123,988
   Deferred income taxes                                                -              24,789
   Other                                                            5,577               5,806
                                                                ---------           ---------

       Total noncurrent liabilities                               197,040             188,637
                                                                ---------           ---------

 Liabilities subject to compromise                                 10,476              13,966
                                                                ---------           ---------

 Stockholders' equity:
   Common stock                                                       100                 100
   Additional paid-in capital                                      75,423              75,423
   Retained earnings (accumulated deficit)                         (7,992)             35,861
                                                                ---------           ---------

       Total stockholders' equity                                  67,531             111,384
                                                                ---------           ---------

       Total liabilities and stockholders'
        equity                                                  $ 358,364           $ 409,719
                                                                =========           =========



Commitments and contingencies (Notes 10 and 11).


     See accompanying Notes to Condensed Consolidated Financial Statements.

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                Three months ended              Nine months ended
                                                 September 30,                  September 30,
                                              ------------------------       ------------------------
                                                2005            2006           2005            2006
                                              --------        --------       --------        --------
                                                  (unaudited)                     (unaudited)
 Net sales                                    $ 84,770        $105,212        $263,299       $353,422
 Cost of goods sold                             75,854          96,017         247,370        319,914
                                              --------        --------        --------       --------

   Gross margin                                  8,916           9,195          15,929         33,508
                                              --------        --------        --------       --------

 Selling expense                                 1,630           1,665           4,647          5,113
 General and administrative
  expense                                        3,050           2,645           8,460          8,243
 Defined benefit pension credit                 (3,226)        (12,161)         (9,675)       (36,487)
                                              --------        --------        --------       --------

       Total operating costs                     1,454          (7,851)          3,432        (23,131)
                                              --------        --------        --------       --------

 Operating income                                7,462          17,046          12,497         56,639
                                              --------        --------        --------       --------

 Nonoperating income (expense):
   Corporate income (expense)                     (566)           (209)         (2,757)         1,273
   Interest expense                             (1,040)         (1,189)         (2,816)        (3,728)
   Interest income                                 138              67             220            159
   Other income (expense), net                     167            (361)            271            (94)
                                              --------        --------        --------       --------

       Total nonoperating expense               (1,301)         (1,692)         (5,082)        (2,390)
                                              --------        --------        --------       --------


   Income before income taxes and
    reorganization items                         6,161          15,354           7,415         54,249
                                              --------        --------        --------       --------

  Reorganization items:
   Reorganization costs                         (4,342)           (270)        (10,323)          (606)
   Gain on cancellation of debt                 32,349             -            32,349           -
                                              --------        --------        --------       --------
          Total reorganization items            28,007            (270)         22,026           (606)
                                              --------        --------        --------       --------

   Income before income
    taxes                                       34,168          15,084          29,441         53,643

 Provision for income taxes                         64           5,990             272          9,790
                                              --------        --------        --------       --------

   Net income                                 $ 34,104        $  9,094        $ 29,169       $ 43,853
                                              ========        ========        ========       ========

 Basic income per share                       $   3.61        $   0.91        $   3.11       $   4.39
                                              ========        ========        ========       ========

 Basic shares outstanding                       10,046          10,000          10,061         10,000
                                              ========        ========        ========       ========

 Diluted income per share                     $   1.64        $   0.91        $   1.20       $   4.39
                                              ========        ========        ========       ========

 Diluted shares outstanding                     22,029          10,000          26,039         10,000
                                              ========        ========        ========       ========

    See accompanying Notes to Condensed Consolidated Financial Statements.
                                      - 5 -

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2005 and 2006
                                 (In thousands)

                                                                   2005               2006
                                                                  ------             ------
                                                                         (unaudited)

 Cash flows from operating activities:
   Net income                                                    $ 29,169           $ 43,853
   Depreciation and amortization                                   11,775             11,354
   Amortization of deferred financing costs                           604                203
   Deferred income taxes                                                -              9,372
   Non-cash defined benefit pension credit                         (9,675)           (36,487)
   OPEB expense (credit)                                           10,956             (6,300)
   OPEB payments                                                   (4,139)            (2,920)
   Reorganization costs accrued                                    10,322                606
   Reorganization costs paid                                       (7,639)            (3,484)
   Impairment of long-lived assets                                      -                529
   Gain on cancellation of debt                                   (32,349)                 -
   Other, net                                                          19                725
   Change in assets and liabilities:
     Accounts receivable                                          (15,541)            (5,292)
     Inventories                                                   (7,437)             4,421
     Accounts payable                                                 720              1,982
     Other, net                                                    (5,126)             3,502
                                                                 --------           --------

       Net cash provided by (used in) operating
        activities                                                (18,341)            22,064
                                                                 --------           --------

 Cash flows from investing activities:
   Capital expenditures                                            (6,057)            (9,645)
   Restricted investments, net                                       (415)            (1,272)
   Other, net                                                       1,336                 27
                                                                 --------           --------

       Net cash used in investing activities                       (5,136)           (10,890)
                                                                 --------           --------

 Cash flows from financing activities:
   Revolving credit facilities, net                                17,451             (7,309)
   Other notes payable and long-term debt:
     Additions                                                     22,553                468
     Principal payments                                           (16,004)            (4,310)
   Deferred financing costs paid                                     (523)               (23)
                                                                 --------           --------

       Net cash provided by (used in)
        financing activities                                       23,477            (11,174)
                                                                 --------           --------

 Net change in cash and cash equivalents                                -                  -

 Cash and cash equivalents, beginning of period                         -                  -
                                                                 --------           --------

 Cash and cash equivalents, end of period                        $      -           $      -
                                                                 ========           ========

 Supplemental disclosures:
   Cash paid for:
     Interest, net of amount capitalized                         $  2,255            $  3,115
     Income taxes, net                                                680                 365
   Common stock issued in exchange for extinguishment
    of certain pre-petition unsecured and DIP claims               21,400                  -
   Note issued in exchange for extinguishment of
    certain pre-petition unsecured claims                           4,800                  -


   See accompanying Notes to Condensed Consolidated Financial Statements.
                                      - 6 -

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      Nine months ended September 30, 2006
                                 (In thousands)


                                                                        Retained
                                                       Additional       earnings
                                          Common        paid-in       (accumulated
                                           stock        capital         deficit)        Total
                                          -------      ---------      ------------      -----
                                                              (unaudited)

 Balance - December 31, 2005               $100         $75,423        $ (7,992)     $ 67,531

 Net income                                  -             -             43,853        43,853
                                           ----         -------        --------      --------

 Balance - September 30, 2006              $100         $75,423        $ 35,861      $111,384
                                           ====         =======        ========      ========



   See accompanying Notes to Condensed Consolidated Financial Statements.
                                      - 7 -

                     KEYSTONE CONSOLIDATED INDUSTRIES, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006

                                   (unaudited)

Note 1 - Organization and basis of presentation:

     The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005 that we filed with the Securities and Exchange Commission ("SEC") on March 31, 2006 (the "2005 Annual Report"). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the prior year's Consolidated Financial Statements to the current year's classifications. We have condensed the Consolidated Balance Sheet at December 31, 2005 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2005) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our results of operations for the interim periods ended September 30, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated Financial Statements contained in our 2005 Annual Report.

     Contran Corporation beneficially owns 51.1% of our outstanding common stock at September 30, 2006. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

     We emerged from bankruptcy protection on August 31, 2005. Significant provisions of our plan of reorganization included greater employee participation in healthcare costs and a permanent reduction in healthcare related payments to retirees. Before the bankruptcy can be completely closed, all claims must be adjudicated. As of September 30, 2006, only two significant claims had not been adjudicated: (i) an environmental claim against Sherman Wire Company ("SWC"), one of our pre-petition wholly-owned subsidiaries, and (ii) an employment related claim against Keystone.

     Upon emergence from Chapter 11, certain operating assets and existing operations of SWC were sold at fair market value (fair market value and book value both approximated $2.0 million) to us, which were then used to form and operate a newly created wholly-owned subsidiary of ours named Keystone Wire Products Inc. ("KWP"). SWC was also reorganized and the proceeds of the operating assets sold to us, liquidation of SWC's remaining real estate assets (book value approximates $1.6 million), and other funds (including $4.0 million of proceeds from a settlement agreement with a former insurer received in the second quarter of 2006, as discussed in Notes 6 and 11) will be distributed, on a pro rata basis, to SWC's pre-petition unsecured creditors when all claims have been finally adjudicated. The total amount that will ultimately be distributed to SWC's pre-petition unsecured creditors will be limited to the lesser of (i) the total of the claims granted by the U.S. Bankruptcy Court for the Eastern
District of Wisconsin in Milwaukee (the "Court") and (ii) the total funds available to be distributed. Because all of the claims of SWC's pre-petition unsecured creditors have not yet been finally adjudicated, all of SWC's liabilities are still classified as liabilities subject to compromise on our September 30, 2006 Condensed Consolidated Balance Sheet.

Note 3 - Business Segment Information:

         Our operating segments are organized along our manufacturing facilities and include three reportable segments:

     o Keystone Steel and Wire ("KSW"), located in Peoria, Illinois, manufactures and sells wire rod, coiled rebar, industrial wire, nails and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets,
     o Engineered Wire Products ("EWP"), located in Upper Sandusky, Ohio, manufactures and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges, and
     o Keystone Wire Products, located in Sherman, Texas, manufactures and sells industrial wire and wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets.

     In connection with our emergence from Chapter 11 on August 31, 2005, certain operating assets and existing operations of SWC ("Sherman") were sold at fair market value to us. We then used these assets to form and operate KWP. As such, operating results of this segment prior to our emergence from Chapter 11 were operating results of Sherman. Operating results of this segment after our emergence from Chapter 11, were operating results of KWP. In accordance with our plan of reorganization, the remaining assets of SWC will eventually be liquidated.

     During the third quarter of 2006, we decided to relocate KWP's industrial wire manufacturing process to KSW and to discontinue the production of nails at KSW. KWP will continue to manufacture and distribute fabricated wire products, and KSW may sell nails manufactured by third parties. Certain of KWP's industrial wire production equipment will be transferred to KSW, which we expect will be completed during the fourth quarter of 2006. We do not expect the cost to relocate this equipment to KSW will be significant. We are currently negotiating the sale of KWP's remaining industrial wire production equipment, which we expect will also be completed during the fourth quarter of 2006. We plan to phase out our nail production at KSW over the next six months, after which we plan to sell our nail production equipment. During the third quarter of 2006, we recorded an aggregate impairment charge of $529,000 (included in cost of goods sold) to write down the carrying value of the industrial wire and nail production equipment to be sold to its estimated fair value of $630,000. Because we expect to complete the sale of the industrial wire production equipment that is not being transferred to KSW during the fourth quarter of 2006, the carrying value of these assets is included in other current assets on our September 30, 2006 Condensed Consolidated Balance Sheet. The carrying value of the industrial wire production equipment that is being transferred to KSW, as well as the nail production equipment which we will continue to use for the next six months, continue to be included in machinery and equipment on our September 30, 2006 Condensed Consolidated Balance Sheet. The sales and operating income (loss) of our nail operations is not material to our operating results.


                                                    Three months ended             Nine months ended
                                                      September 30,                  September 30,
                                                   --------------------           ------------------
                                                   2005            2006           2005          2006
                                                   ----            ----           ----          ----
                                                                      (In thousands)

Net sales:
  KSW                                              $ 76,455      $ 98,990        $247,536      $335,475
  EWP                                                17,986        16,496          47,792        47,229
  Sherman/KWP                                         4,079         3,838          13,245        13,643
  Elimination of intersegment sales:
    KSW                                             (11,644)      (11,747)        (36,830)      (33,651)
    EWP                                                   -             -               -             -
    Sherman/KWP                                      (2,106)       (2,365)         (8,444)       (9,274)
                                                   --------      --------        --------      --------

     Total net sales                               $ 84,770      $105,212        $263,299      $353,422
                                                   ========      ========        ========      ========

Operating income (loss):
  KSW                                              $   (489)     $  1,852        $(11,060)     $ 10,505
  EWP                                                 2,453         3,554           7,084         7,973
  Sherman/KWP                                          (264)         (445)           (814)         (411)
  Allocation differences(1)                           5,762        12,085          17,287        38,572
                                                   --------      --------        --------      --------

     Total operating income                           7,462        17,046          12,497        56,639

Nonoperating income (expense):
  Corporate income (expense)                           (566)         (209)         (2,757)        1,273
  Interest expense                                   (1,040)       (1,189)         (2,816)       (3,728)
  Interest income                                       138            67             220           159
  Other income (loss), net                              167          (361)            271           (94)
                                                   --------      --------        --------      --------

  Income before income taxes
   and reorganization items                        $  6,161      $ 15,354        $  7,415      $ 54,249
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

Note 4 - Inventories, net:

                                                              December 31,         September 30,
                                                                  2005                2006
                                                              -----------          -----------
                                                                        (In thousands)

 Raw materials                                                   $ 10,914             $ 16,198
 Work in process                                                   29,550               26,619
 Finished goods                                                    28,018               19,501
 Supplies                                                          16,421               18,714
                                                                 --------             --------

   Inventory at FIFO                                               84,903               81,032
   Less LIFO reserve                                               15,212               15,762
                                                                 --------             --------

     Total                                                       $ 69,691             $ 65,270
                                                                 ========             ========


Note 5 - Other accrued liabilities:

                                                              December 31,         September 30,
                                                                  2005                2006
                                                              -----------          -----------
                                                                        (In thousands)

Current:
  Employee benefits                                               $12,085              $12,992
  Income taxes                                                        939                  633
  Self insurance                                                    4,455                4,158
  Environmental                                                     3,000                  898
  Pre-petition unsecured creditor settlement                        1,061                1,061
  Legal and professional                                              247                  271
  Reorganization costs                                              3,057                  179
  Other                                                             2,780                4,757
                                                                  -------              -------

      Total                                                       $27,624              $24,949
                                                                  =======              =======
Noncurrent:
  Environmental                                                   $ 3,921              $ 3,921
  Workers compensation payments                                     1,595                1,833
  Other                                                                61                   52
                                                                  -------              -------

      Total                                                       $ 5,577              $ 5,806
                                                                  =======              =======

Note 6 - Liabilities subject to compromise:

                                                              December 31,         September 30,
                                                                  2005                2006
                                                              -----------          -----------
                                                                        (In thousands)

Environmental                                                     $ 8,491              $ 8,461
Accounts payable                                                      850                  789
Disposition of former facilities                                      684                  417
Legal and professional                                                244                   92
Other                                                                 207                4,207
                                                                  -------              -------

     Total                                                        $10,476              $13,966
                                                                  =======              =======

     During the second quarter of 2006, SWC received $4.0 million from a former insurer under a Court approved settlement agreement. Under the terms of that settlement agreement, the insurer withdrew certain claims it had filed against SWC in SWC's bankruptcy proceedings, in exchange for which SWC released that insurer from their liability to insure SWC for environmental coverage. SWC currently anticipates a significant portion of the ultimate payment of its pre-petition unsecured liabilities discussed in Note 2 will be funded with this $4.0 million. The settlement agreement limits SWC's use of the proceeds to payment of SWC's pre-petition unsecured claims, which we have classified as noncurrent liabilities at September 30, 2006. Accordingly, we have classified the $4.0 million we received as a noncurrent asset included in restricted investments. Because of the restriction, we have also classified the $4.0 million as a liability subject to compromise on our September 30, 2006 Condensed Consolidated Financial Statements.

Note 7 - Notes payable and long-term debt:

                                                             December 31,         September 30,
                                                                  2005                2006
                                                              -----------          -----------
                                                                        (In thousands)


 Wachovia revolving credit facility                              $36,174               $28,865
 8% Notes                                                         26,532                25,740
 UC Note                                                           4,997                 5,465
 Term loans:
   Wachovia                                                       21,980                18,538
   County                                                         10,000                10,000
   Other                                                             212                   137
                                                                 -------               -------

 Total debt                                                       99,895                88,745
   Less current maturities                                        41,640                54,691
                                                                 -------               -------


 Total long-term debt                                            $58,255               $34,054
                                                                 =======               =======

Note 8 - Employee benefit plans:

         Defined benefit plans - The components of net periodic defined benefit pension credit are presented in the table below.

                                                           Three months ended             Nine months ended
                                                             September 30,                  September 30,
                                                         ----------------------        ----------------------
                                                          2005           2006             2005          2006
                                                          ----           ----             ----          ----
                                                                            (In thousands)

Service cost                                             $    938       $    959       $  2,813      $  2,877
Interest cost                                               5,432          5,106         16,300        15,318
Expected return on plan assets                            (10,732)       (16,863)       (32,216)      (50,589)
Amortization of unrecognized:
  Prior service cost                                          221            227            662           681
  Actuarial losses                                            915         (1,590)         2,766        (4,774)
                                                         --------       --------       --------      --------

      Total                                              $ (3,226)      $(12,161)      $ (9,675)     $(36,487)
                                                         ========       ========       ========      ========

     We do not expect to make cash contributions to our defined benefit pension plans during 2006.

     Postretirement benefits other than pensions - The components of net periodic expense (credit) related to postretirement benefits other than pensions are presented in the table below.

                                                           Three months ended             Nine months ended
                                                             September 30,                    September 30,
                                                          ---------------------           ------------------
                                                          2005             2006            2005         2006
                                                          ----             ----            ----         ----
                                                                             (In thousands)

Service cost                                               $  514        $    63         $ 1,995      $   189
Interest cost                                               2,196            495           8,248        1,485
Amortization of unrecognized:
  Prior service cost                                          (86)           (84)           (257)        (252)
  Prior service cost due to
   plan amendments                                         (1,915)        (4,243)         (3,335)     (12,729)
  Actuarial losses                                          1,512          1,669           4,305        5,007
                                                           ------        -------         -------      -------

      Total                                                $2,221        $(2,100)        $10,956      $(6,300)
                                                           ======        =======         =======      =======

     We  currently   anticipate   contributing  $4.3  million  of  cash  to  our
postretirement benefit plans during 2006.


Note 9 - Provision for income taxes:

                                                                     Nine months ended
                                                                        September 30,
                                                                 ----------------------
                                                                    2005           2006
                                                                    ----           ----
                                                                       (In thousands)

Expected tax provision, at statutory rate                         $10,304       $18,775
U. S. state income taxes, net                                       1,788         1,969
Deferred tax asset valuation allowance                            (15,714)      (10,675)
Capitalized reorganization costs                                    3,613           133
Other, net                                                            281          (412)
                                                                  -------       -------
Provision for income taxes                                        $   272       $ 9,790
                                                                  =======       =======

Comprehensive provision for income taxes:
  Currently payable:
    U.S. federal                                                  $    80       $     6
    U.S. state                                                        192           412
                                                                  -------       -------
     Net currently payable                                            272           418

  Deferred income taxes, net                                            -         9,372
                                                                  -------       -------
                                                                  $   272       $ 9,790
                                                                  =======       =======

     Our emergence from Chapter 11 on August 31, 2005 did not result in an ownership change within the meaning of Section 382 of the Internal Revenue Code.

     Prior to June 30, 2006, considering all factors believed to be relevant, we believed our gross deferred tax assets did not meet the "more-likely-than-not" realizability test. As such, we had provided a deferred tax asset valuation allowance to offset our net deferred income tax asset (before valuation allowance) of approximately $10.7 million at December 31, 2005. During the first six months of 2006, we recorded taxable income in excess of our available net operating loss carryforwards. As such, the valuation allowance related to those deferred tax assets was completely reversed during the first six months of 2006. After such reversal, we have a net deferred income tax liability. Due in part to our continued profitability, we believe the realization of our remaining gross deferred income tax assets (including an alternative minimum tax credit carryforward) meet the "more-likely-than-not" realizability test.
                                     - 13 -

     Certain of our U.S. tax returns are currently being examined and tax authorities could propose tax deficiencies. To date, the tax authorities have not proposed any tax deficiencies. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 10 - Environmental matters:

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

     On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant by analyzing and estimating the range of reasonably possible costs to us. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation. The extent of CERCLA liability cannot be determined until the Remedial Investigation/Feasibility Study ("RI/FS") is complete, the U.S. EPA issues a Record of Decision ("ROD") and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents is subject to similar uncertainties. The upper end of the range of reasonably possible costs to us for sites for which it is possible to estimate costs (14 sites) is approximately $14.0 million. Our estimate of such costs has not been discounted to present value, and other than certain previously-reported settlements with respect to certain of our former insurance carriers, we have not recognized any material insurance recoveries. We have provided accruals ($13.3 million at September 30, 2006, $8.5 million of which is reflected in liabilities subject to compromise on our September 30, 2006 balance sheet) for 10 sites which we believe our liability is probable and reasonably estimable. However, our ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs, the allocation of such costs among PRPs, the solvency of other PRPs or a determination that we are potentially responsible for the release of hazardous substances at other sites. In addition, the actual timeframe for payments by us for these matters may be substantially in the future. It is possible our actual costs will exceed the amounts we have accrued or the upper end of the range for sites for which estimates have been made.

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

     More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below. A summary of activity in our environmental accruals for the nine months ended September 30, 2006 is as follows:

                                                                Nine months ended
                                                                  September 30,
                                                                -----------------
                                                                  (In thousands)

 Balance at December 31, 2005                                       $  15,412
 Expense                                                                    -
 Payments                                                              (2,242)
 Reclassification                                                         110
                                                                    ---------

 Balance at September  30, 2006                                     $  13,280
                                                                    =========

 Amounts classified as:
   Current accrued environmental cost                               $     898
   Noncurrent accrued environmental cost                                3,921
   Liabilities subject to compromise                                    8,461
                                                                    ---------

                                                                    $  13,280
                                                                    =========


     All of the recorded environmental liability included in liabilities subject to compromise on our September 30, 2006 balance sheet relates to sites involving SWC or one of its predecessors and consists of $7.6 million related to non-owned sites and $826,000 related to an owned site. The pre-petition claims against SWC continue to be stayed while one final environmental claim is adjudicated.

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

Sites no longer subject to compromise.

     We are currently involved in the closure of inactive waste disposal units at KSW pursuant to a closure plan approved by the Illinois Environmental Protection Agency ("IEPA") in September 1992 ("the Closure Plan"). The original closure plan provided for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. We recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. We adjusted the recorded liability for each Phase as actual remediation costs became known. Pursuant to agreements with the IEPA and Illinois Attorney General's office ("IAG"), we are depositing $75,000 per quarter into a trust fund. Prior to 2005, we were required to continue these quarterly deposits and could not withdraw funds from the trust fund until the fund balance exceeded the sum of the estimated remaining remediation costs at KSW plus $2.0 million. During 2005, this agreement was modified such that the IEPA and IAG now permit us to withdraw funds from the trust fund as the KSW sites are remediated. However, the requirement for us to make quarterly deposits of $75,000 into the trust fund remains until such time as the sites are completely remediated in accordance with the Closure Plan. During the first nine months of 2006, we paid approximately $2.1 million in remediation costs for these sites and received approximately $2.8 million in funds from the trust fund. At December 31, 2005 and September 30, 2006, the trust fund had a balance of $4.5 million and $2.0 million, respectively, which were included in other noncurrent assets. We believe we completed the remediation required by the Closure Plan as it has been amended during the third quarter of 2006. However, as of September 30, 2006, the IEPA has not approved the work.

     In February 2000, we received a notice from the U.S. EPA giving formal notice of the U.S. EPA's intent to issue a unilateral administrative order to us pursuant to section 3008(h) of the Resource Conservation and Recovery Act
("RCRA"). The draft order enclosed with this notice would require us to: (1) investigate the nature and extent of hazardous constituents present at and released from five alleged solid waste management units at KSW; (2) investigate hazardous constituent releases from "any other past or present locations at KSW where past waste treatment, storage or disposal may pose an unacceptable risk to human health and the environment"; (3) complete by June 30, 2001 an "environmental indicators report" demonstrating the containment of hazardous substances that could pose a risk to "human receptors" and further demonstrating that we "have stabilized the migration of contaminated groundwater at or from the facility"; (4) submit by January 30, 2002 proposed "final corrective measures necessary to protect human health and the environment from all current and future unacceptable risks of releases of hazardous waste or hazardous constituents at or from our Peoria facility"; and (5) complete by June 30, 2001 the closure of the sites discussed in the preceding paragraph now undergoing RCRA closure under the supervision of the IEPA. We have complied with deadlines in the draft order. During the fourth quarter of 2000, we entered into a modified Administrative Order on Consent which may require us to conduct cleanup activities at certain solid waste management units at KSW depending on the results of soil and groundwater sampling and risk assessment to be conducted by us during future periods pursuant to the order.

     In March 2000, the IAG filed and served a seven-count complaint against us for alleged violations of the Illinois Environmental Protection Act, 415 ILCS 5/31, and regulations implementing RCRA at KSW. The complaint alleges that we violated RCRA in failing to prevent spills of an alleged hazardous waste on four separate occasions during the period from June 1995 through January 1999. The complaint also alleges that we illegally "stored", "disposed of" and manifested the same allegedly hazardous waste on some or all of those occasions. In addition, the complaint alleges these hazardous waste spills resulted in groundwater pollution in violation of the Illinois Environmental Protection Act. The complaint further alleges that we improperly disposed of hazardous waste on two occasions at a landfill not permitted to receive such wastes. The complaint seeks the maximum statutory penalties allowed which ranges up to $50,000 for each violation and additional amounts up to $25,000 for each day of violation. We have answered the complaint and proceedings in the case have been stayed pending the outcome of settlement negotiations between us and the IAG's office.

     In December 2005, we received a Notice of Violation from the U.S. EPA regarding air permit issues at KSW. The U.S. EPA alleges that we failed to perform stack testing and conduct a review of best available emission control technology in connection with the implementation of plant construction modifications made pursuant to a 2001 air permit issued under the Clean Air Act and the Illinois Environmental Protection Act. During January 2006, we reached a preliminary agreement with the U.S. EPA on a plan for addressing the U.S. EPA's concerns without referring the matter for any enforcement action.

     In addition, SWC is allegedly involved at various other sites and in related toxic tort lawsuits which it does not currently expect to incur significant liability.

SWC-related sites still subject to compromise at September 30, 2006.

     The pre-petition claims against SWC continue to be stayed while one final environmental claim is adjudicated.

     Prior to SWC's 1996 acquisition of DeSoto, Inc. ("DeSoto"), DeSoto was notified by the Texas Natural Resource Conservation Commission ("TNRCC") that there were certain deficiencies in prior reports to TNRCC relative to one of its non-operating facilities located in Gainesville, Texas. During 1999, SWC entered into TNRCC's Voluntary Cleanup Program. Remediation costs are presently estimated to be between $826,000 and $2.0 million. Investigation activities are on-going including additional soil and groundwater sampling.

SWC-related sites discharged in the Chapter 11 proceedings.

     Prior to SWC's acquisition of DeSoto, DeSoto was notified by the U.S. EPA that it is one of approximately 50 PRPs at the Chemical Recyclers, Inc. site in Wylie, Texas. Under a consent order with the U.S. EPA, the PRP group has performed a removal action and an investigation of soil and groundwater contamination. Such investigation revealed certain environmental contamination. It is anticipated the U.S. EPA will order further remedial action, the exact extent of which is not currently known. Any further liability of SWC related to this site was discharged in the Chapter 11 proceedings.

     In 1984, the U.S. EPA filed suit against DeSoto by amending a complaint against Midwest Solvent Recovery, Inc. et al ("Midco"). DeSoto was a defendant based upon alleged shipments to an industrial waste recycling storage and disposal operation site located in Gary, Indiana. The amended complaint sought relief under CERCLA to force the defendants to clean up the site, pay non-compliance penalties and reimburse the government for past clean up costs. In June 1992, DeSoto settled its portion of the case by entering into a partial consent decree, and all but one of the eight remaining primary defendants and 93 third party defendants entered into a main consent decree. Under the terms of the partial consent decree, DeSoto agreed to pay its pro rata share (13.47%) of all costs under the main consent decree. In addition to certain amounts included in the trust fund discussed above, SWC also has certain funds available in other trust funds due it under the partial consent decree. These credits can be used by SWC (with certain limitations) to fund its future liabilities under the partial consent decree. The U.S. EPA was granted a $1.1 million claim in the Chapter 11 proceedings. Any further liability of SWC related to this site was discharged in the Chapter 11 proceedings.

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

Note 11 -  Other commitments and contingencies:

Current litigation

     We are engaged in various legal proceedings incidental to our normal business activities. In our opinion, none of such proceedings is material in relation to our consolidated financial position, results of operations or liquidity.

     Pre-petition claims against SWC continue to be stayed while one final environmental claim is adjudicated.

Settled litigation

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

     In May 2002, SWC was notified by an insurance company of a declaratory complaint filed in Cook County Illinois by Sears against the insurance company and a second insurance company (collectively the "Insurance Companies") relative to certain lead paint personal injury litigation against Sears. It is our understanding that the declaratory complaint has since been amended to include all lead paint cases where Sears has been named as a defendant as a result of paint sold by Sears that was manufactured by DeSoto. Sears demanded indemnification from the Insurance Companies. One of the Insurance Companies demanded indemnification and defense from SWC.

     On March 27, 2006, the Bankruptcy Court approved a settlement agreement with one of DeSoto's former insurers, Allstate Insurance Company ("AIC") and Northbrook Property and Casualty Insurance Company ("NP&CIC"), whereby SWC entered into a policy buy-back arrangement with the insurers and the insurers agree to withdraw their claims for retrospective premiums under the policies in SWC's bankruptcy with prejudice after the Bankruptcy Court's order approving the agreement becomes final and non-appealable (which occurred during the 2006 second quarter). As a result of this agreement, SWC received approximately $4.0 million from the insurers in exchange for a release of the insurers from the policies. The $4.0 million may be used by SWC to satisfy its pre-petition allowed unsecured claims, including environmental related claims against SWC in its bankruptcy proceedings. Any portion of the $4.0 million not used to satisfy SWC's allowed unsecured claims will revert back to the bankruptcy estate of SWC and be distributed in accordance with its plan of reorganization. The settlement agreement does not apply to any worker's compensation policies that AIC or NP&CIC underwrote for SWC. The settlement agreement also does not apply to Sears, but Sears is barred from bringing a claim against SWC's bankruptcy estate. Sears filed a notice with the Bankruptcy Court indicating it is consenting to the Allstate Settlement and withdrew its claims with prejudice with respect to this matter.

Note 12 - Earnings per share:

     Net income per share is based upon the weighted average number of common shares and dilutive securities outstanding during the periods. Options to purchase our common stock that were outstanding during the 2005 periods were omitted from the calculation of diluted earnings per share because they were anti-dilutive. A reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share computations of income is presented below.

                                                    Three months ended            Nine months ended
                                                      September 30,                 September 30,
                                                  -----------------------      ---------------------
                                                   2005            2006           2005          2006
                                                   ----            ----           ----          ----
                                                            (In thousands)
Numerator:
  Net income                                      $ 34,104        $ 9,094      $ 29,169     $ 43,853

  Cancellation of Series A Preferred
   Stock                                             2,112              -         2,112            -
  Less Series A Preferred Stock
   dividends                                             -              -             -            -
                                                  --------       --------      --------     --------
  Basic net income                                  36,216        $ 9,094        31,281       43,853
    Series A Preferred Stock dividends                   -              -             -            -
                                                  --------       --------      --------     --------

  Diluted net income                              $ 36,216        $ 9,094      $ 31,281     $ 43,853
                                                  ========       ========      ========     ========

Denominator:
  Average common shares outstanding                 10,046         10,000        10,061       10,000
  Dilutive effect of Series A
   Preferred Stock                                  11,983              -        15,978            -
                                                  --------       --------      --------     --------

  Diluted shares                                    22,029         10,000        26,039       10,000
                                                  ========       ========      ========     ========

Note 13 - Recent Accounting Pronouncements:

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

     Uncertain tax positions. In the second quarter of 2006 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertain Tax Positions, which will become effective for us on January 1, 2007. FIN No. 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN No. 48 will prohibit us from recognizing the benefit of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%. FIN No. 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard. Our current income tax accounting policies comply with this aspect of the new standard. We will also be required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they are currently recognized, to a separate current or noncurrent liability, depending on the nature of the tax position. We are currently evaluating the impact of FIN No. 48 on our Consolidated Financial Statements, and we expect to finalize our analysis in the fourth quarter of 2006.

     Planned Major Maintenance Activities. In September, 2006 FASB issued FASB Staff Position ("FSP") No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which will become effective for us in January 2007, although early adoption is permitted. Under FSP No. AUG AIR-1 accruing in advance for major maintenance is no longer permitted. Companies that previously accrued in advance for major maintenance activities will be required to retroactively restate their financial statements to reflect a permitted method of expense for all periods presented. In the past, we have accrued in advance during the year for our planned major maintenance activities expected to be undertaken within that year. We will retroactively restate our interim consolidated financial statements in the fourth quarter of 2006 to reflect the direct expense method of accounting. Adoption of the FSP will not have any impact on our previously reported net income for any calendar year. Since we did accrue in advance during the year, the adoption of the FSP will have the following effect on our previously reported interim net income:

                                                   Increase (decrease) in net
                                                  -----------------------------
                                                             income
                                                             ------
                                                      2005                2006
                                                      ----                ----
 Quarter Ended:                                           (In thousands)

 March 31                                          $   424              $    507
 June 30                                               370                   387
 September 30                                           48                   362
 December 31                                          (842)                   na
                                                  --------               -------

       Total                                       $    -               $  1,256
                                                  ========              ========

     Quantifying Financial Statement Misstatement. In September, 2006 the SEC issued Staff Accounting Bulletin ("SAB") No. 108 expressing their views regarding the process of quantifying financial statement misstatements. The SAB is effective for us no later than the fourth quarter of 2006. According to SAB No. 108 both the "rollover" and "iron curtain" approaches must be considered when evaluating a misstatement for materiality. We do not expect the adoption of the SAB to have a material effect on our previously-reported consolidated financial position or results of operations at the date of adoption.

     Fair Value Measurements. In September, 2006 the FASB issued SFAS No. 157, Fair Value Measurements, which will become effective for us on January 1, 2007. SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements. SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods. We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2007. In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2007. The adoption of this standard will not have a material effect on our Consolidated Financial Statements.

     Pension and Other Postretirement Plans. In September, 2006 FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets. We will recognize through other comprehensive income prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006 that we currently amortize through net periodic benefit cost. All future changes in the funded status of these plans will be recognized through comprehensive income, net of tax (either net income or other comprehensive income). We will also provide certain new discloses related to these plans. In addition, this standard requires the measurement date of all plans to be December 31, which is currently the measurement date of all our pension and postretirement benefit plans. SFAS No. 158 does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost recognized in net income.

     The asset and liability recognition and disclosure requirements of this standard will become effective for us as of December 31, 2006 and must be adopted prospectively. At December 31, 2005 our pension plans were over funded by $309.0 million and we had a $145.2 million asset recognized on our
Consolidated Balance Sheet related to these plans. At December 31, 2005, our postretirement benefit plans were under funded by $38.7 million and we had a $137.5 million total liability recognized on our Consolidated Balance Sheet related to these plans. We will not complete the 2006 assessment of the funded status of our pension and postretirement benefit plans until after December 31, 2006, and our December 31, 2006 funded status will be based in part on certain actuarial assumptions that we cannot yet determine and differences between the actual and expected return on plan assets during the year. Therefore, we are not able to determine the ultimate impact this standard will have on our Consolidated Financial Statements. However, we believe the net effect of adopting SFAS No. 158 will increase our stockholders' equity at December 31, 2006. The full disclosure of the funded status of our defined benefit pension and postretirement benefit plans at December 31, 2005 can be found in Note 10 to our 2005 Annual Report.

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

     Our operating segments are organized by our manufacturing facilities and include three reportable segments:

     o Keystone Steel and Wire ("KSW"), located in Peoria, Illinois, manufactures and sells wire rod, industrial wire, nails, coiled rebar and fabricated wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets,
     o Engineered Wire Products ("EWP"), located in Upper Sandusky, Ohio, manufactures and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges, and
     o Keystone Wire Products ("KWP"), located in Sherman, Texas, manufactures and sells industrial wire and fabricated wire products for agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets.

     In connection with our emergence from Chapter 11 on August 31, 2005, certain operating assets and existing operations of SWC ("Sherman") were sold to us at fair market value. We then used these assets to form and operate KWP. As such, operating results of this segment prior to our emergence from Chapter 11 were operating results of Sherman. Operating results of this segment after our emergence from Chapter 11, were operating results of KWP. In accordance with our plan of reorganization, the remaining assets of SWC will eventually be liquidated.

     During the third quarter of 2006, we decided to relocate KWP's industrial wire manufacturing process to KSW and to discontinue the production of nails at KSW. KWP will continue to manufacture and distribute fabricated wire products, and KSW may sell nails manufactured by third parties. Certain of KWP's industrial wire production equipment will be transferred to KSW. During the third quarter of 2006, we recorded an aggregate impairment charge of $529,000 to write down the carrying value of the industrial wire and nail production equipment to be sold to an estimated fair value of $630,000. The sales and operating income (loss) of our nail operations is not material to our operating results. See Note 3 to the Condensed Consolidated Financial Statements.

     Our profitability is primarily dependent on sales volume, per-ton selling prices, per-ton ferrous scrap cost, and energy costs. Additionally, because pension and other postretirement benefits ("OPEB") expense or credits are unrelated to the operating activities of our business, we measure our overall performance using operating profit before pension and OPEB. Operating profit before pension and OPEB credit or expense is a non-GAAP measure of profitability and it shall not be considered in isolation or as a substitute for a measure prepared in accordance with GAAP. A reconciliation of statement of operations line items as reported to statement of operations line items adjusted for pension and OPEB expense or credits is set forth in the following tables.

                                                             Three months ended September 30,
                                 ----------------------------------------------------------------------------------------------
                                                                    (In thousands)
                                                 2005                                                2006
                                 ---------------------------------------------     --------------------------------------------
                                                                  Operating                                         Operating
                                              Elimination           Profit                         Elimination       Profit
                                   As             of                before           As               of             before
                                 Reported     Pension/OPEB       Pension/OPEB     Reported       Pension/OPEB     Pension/OPEB
                                 --------     ------------       -------------     --------       ------------    ------------
Net sales                        $84,770         $     -           $84,770         $105,212             $   -       $105,212
Cost of goods sold                75,854          (1,984)           73,870           96,017             1,450         97,467
                                 -------         -------           -------         --------          --------       --------
  Gross margin                     8,916           1,984            10,900            9,195            (1,450)         7,745
                                 -------         -------           -------         --------          --------       --------

Selling Expense                    1,630              (1)            1,629            1,665                15          1,680
General and
 administrative expense            3,050              10             3,060            2,645                29          2,674
Defined benefit pension
 credit                           (3,226)          3,226               -            (12,161)           12,161           -
                                 -------         -------           -------         --------          --------       --------
 Total operating costs             1,454           3,235             4,689           (7,851)           12,205          4,354
                                 -------         -------           -------         --------          --------       --------
Operating income                 $ 7,462         $(1,251)          $ 6,211         $ 17,046          $(13,655)      $  3,391
                                 =======         =======           =======         ========          ========       ========

                                                           Nine months ended September 30,
                                 -----------------------------------------------------------------------------------------------
                                                                 (In thousands)
                                                 2005                                                2006
                                 ---------------------------------------------     ---------------------------------------------
                                                                  Operating                                         Operating
                                              Elimination           Profit                        Elimination        Profit
                                   As             of                before            As              of             before
                                 Reported     Pension/OPEB        Pension/OPEB     Reported      Pension/OPEB     Pension/OPEB
                                 --------     ------------        ------------     --------      ------------     ------------
Net sales                        $263,299        $   -            $263,299         $353,422         $      -        $353,422
Cost of goods sold                247,370        (9,806)           237,564          319,914             4,351        324,265
                                 --------        -------          --------         --------         ---------       ---------
  Gross margin                     15,929         9,806             25,735           33,508            (4,351)        29,157
                                 --------        -------          --------         --------         ---------       --------

Selling Expense                     4,647            (5)             4,642            5,113                44          5,157
General and
 administrative expense             8,460           (25)             8,435            8,243                88          8,331
Defined benefit pension
 credit                            (9,675)        9,675                 -           (36,487)           36,487             -
                                 --------        -------          --------         --------         ---------       --------
 Total operating costs              3,432         9,645             13,077          (23,131)           36,619         13,488
                                 --------        -------          --------         --------         ---------       --------
Operating income                 $ 12,497        $  161           $ 12,658         $ 56,639         $ (40,970)      $ 15,669
                                 ========        =======          ========         ========         =========       ========

     The decrease in operating profit before pension and OPEB from the third quarter of 2005 to the third quarter of 2006 was primarily due to higher costs for ferrous scrap partially offset by higher per-ton selling prices. The increase in operating profit before pension and OPEB for the nine months ended September 30, 2006 as compared to the same period in 2005 was due to the net effects of increased shipment volumes and lower costs for ferrous scrap partially offset by lower per-ton selling prices. As discussed in Note 2 to the Condensed Consolidated Financial Statements, we were operating under the protection of our Chapter 11 bankruptcy filing for the first eight months of 2005.

     Our consolidated net sales, cost of goods sold, operating costs and operating profit before pension and OPEB by segment are set forth in the following tables.

                                                                                            Allocation
                                                                          Sherman/         differences/
                                                KSW           EWP            KWP          eliminations(1)       Total
                                                ---           ---         -------         --------------        -----
                                                                       (In thousands)

Three months ended September 30, 2005:

 Net sales                                   $ 76,455       $ 17,986        $ 4,079          $(13,750)        $ 84,770
 Cost of goods sold                            66,038         14,274          4,145           (10,587)          73,870
                                             --------       --------        -------          --------         --------
   Gross margin                                10,417          3,712            (66)           (3,163)          10,900

 Selling and
   administrative expense                       3,164          1,205             61               259            4,689
                                             --------       --------        -------          --------         --------
 Operating    profit    (loss)   before
     Pension/OPEB                            $  7,253       $  2,507        $  (127)         $ (3,422)        $  6,211
                                             ========       ========        =======          ========         ========

Three months ended September 30, 2006:

 Net sales                                   $ 98,990       $ 16,496        $ 3,838          $(14,112)        $105,212
 Cost of goods sold                            94,307         11,910          4,112           (12,862)          97,467
                                             --------       --------        -------          --------         --------
   Gross margin                                 4,683          4,586           (274)           (1,250)           7,745

 Selling and
   administrative expense                       3,166            994            164                30            4,354
                                             --------       --------        -------          --------         --------
 Operating    profit    (loss)   before
     Pension/OPEB                            $  1,517       $  3,592        $  (438)         $ (1,280)        $  3,391
                                             ========       ========        =======          ========         ========

Nine months ended September 30, 2005:

 Net sales                                   $247,536       $ 47,792        $13,245          $(45,274)        $263,299
 Cost of goods sold                           232,268         37,406         13,490           (45,600)         237,564
                                             --------       --------        -------          --------         --------
   Gross margin                                15,268         10,386           (245)              326           25,735

 Selling and
   administrative expense                       9,068          3,139            595               275           13,077
                                             --------       --------        -------          --------         --------
 Operating    profit    (loss)   before
     Pension/OPEB                            $  6,200       $  7,247        $  (840)         $     51         $ 12,658
                                             ========       ========        =======          ========         ========

Nine months ended September 30, 2006:

 Net sales                                   $335,475       $ 47,229        $13,643          $(42,925)        $353,422
 Cost of goods sold                           316,685         36,043         13,538           (42,001)         324,265
                                             --------       --------        -------          --------         --------
   Gross margin                                18,790         11,186            105              (924)          29,157

 Selling and
   administrative expense                       9,851          3,100            492                45           13,488
                                             --------       --------        -------          --------         --------
 Operating    profit    (loss)   before
     Pension/OPEB                            $  8,939       $  8,086        $  (387)         $   (969)        $ 15,669
                                             ========       ========        =======          ========         ========


     (1)Allocation differences are the elimination of intercompany profit or loss on ending inventory balances and LIFO inventory reserve adjustments.

     Our consolidated sales volume and per-ton selling prices for the third quarter and first nine months of 2005 and 2006 are as follows:

                                                       Three months ended              Nine months ended
                                                        September 30,                     September 30,
                                                    ----------------------          ---------------------
                                                       2005          2006            2005            2006
                                                       ----          ----            ----            ----

Sales volume (000 tons):
  Fabricated wire products                              19            24               79              90
  Welded wire reinforcement                             21            19               54              55
  Nails                                                  4             3               12              15
  Industrial wire                                       19            20               50              59
  Coiled rebar                                           -            (1)               -              (1)
  Wire rod                                              61            85              149             291
  Billets                                                5             5               11              32
                                                      ----          ----             ----            ----
    Total                                              129           156              355             542
                                                      ====          ====             ====            ====

(1) - Less than 1,000 tons

Per-ton selling prices:
  Fabricated wire products                          $1,065          $1,014          $1,099          $1,033
  Welded wire reinforcement                            860             880             888             865
  Nails                                                718             714             768             706
  Industrial wire                                      704             741             741             722
  Coiled rebar                                          -              589              -              559
  Wire rod                                             470             523             520             500
  Billets                                              277             307             295             357
  All products                                         656             667             738             647

     The higher shipment volume of fabricated wire products and wire rod during the third quarter of 2006 as compared to the third quarter of 2005 was due to increased market demand and competitor production problems. The higher shipment volume of all products during the nine months ended September 30, 2006 as compared to the same period in 2005 was due to increased market demand and competitor production problems as well as an abnormally low shipment volume during the first half of 2005, in part due to our customers' concerns about our financial stability while we were operating under Chapter 11 protection. The higher per-ton selling prices during the third quarter of 2006 as compared to the third quarter of 2005 were due primarily to price increases implemented during the third quarter of 2006. The lower overall per-ton selling prices during the nine months ended September 30, 2006 as compared to the same period in 2005, were due primarily to lower ferrous scrap costs, as the price we sell our products is influenced in part by the market cost of ferrous scrap.

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

     As previously stated, energy costs are a primary driver of our profitability. Deregulation of electricity in Illinois (the location of our largest manufacturing facility) will occur on January 1, 2007, as such, we anticipate higher energy costs in 2007.

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

Segment Operating Results:

         The segment operating results presented exclude the effect of pension and OPEB expense or credits.


Keystone Steel & Wire

                                                                 Three months ended September 30,
                                                             ------------------------------------
                                                                     % of                          % of
                                                      2005          sales            2006         Sales
                                                      ----          -----            ----         -----
                                                                         ($ in thousands)

 Net sales                                          $ 76,455        100.0%          $98,990       100.0%
 Cost of goods sold                                   66,038         86.4            94,307        95.3
                                                    --------       ------           -------       -----
   Gross margin                                       10,417         13.6             4,683         4.7
                                                    --------       ------           -------       -----

 Selling and administrative                            3,164          4.1             3,166         3.2
                                                    --------       ------           -------       -----
   Operating profit before
     Pension and OPEB                               $  7,253          9.5%          $ 1,517         1.5%
                                                    ========       ======           =======       =====


                                                                  Nine months ended September 30,
                                                             ------------------------------------
                                                                      % of                         % of
                                                       2005           sales            2006       sales
                                                       ----           -----            ----       -----
                                                                         ($ in thousands)

 Net sales                                          $247,536        100.0%         $335,475       100.0%
 Cost of goods sold                                  232,268         93.8           316,685        94.4
                                                    --------        -----          --------       -----
   Gross margin                                       15,268          6.2            18,790         5.6
                                                    --------        -----          --------       -----

 Selling and administrative                            9,068          3.7             9,851         2.9
                                                    --------        -----          --------       -----
   Operating profit before
     Pension and OPEB                               $  6,200          2.5%         $  8,939         2.7%
                                                    ========        =====          ========       =====

     The primary drivers of sales, cost of goods sold, and the resulting gross margin are as follows:

                                                               Three months ended            Nine months ended
                                                                 September 30,                 September 30,
                                                            ---------------------         ---------------------
                                                              2005           2006           2005          2006
                                                              ----           ----           ----          ----
Sales volume(000 tons):
 Fabricated wire products                                        19             24            79            90
 Nails                                                            4              4            12            15
 Industrial wire                                                 17             18            45            54
 Coiled rebar                                                     -             (1)            -            (1)
 Wire rod                                                        86            102           222           354
 Billets                                                          5             14            11            41
                                                             ------        -------        ------       -------
 Total sales                                                    131            162           369           554
                                                             ======        =======        ======       =======

(1) - Less than 1,000 tons

Per-ton selling prices:
  Fabricated wire products                                   $1,065        $ 1,014        $1,100       $ 1,033
  Nails                                                         718            714           768           706
  Industrial wire                                               711            746           745           725
  Coiled rebar                                                    -            589             -           559
  Wire rod                                                      463            515           510           493
  Billets                                                       277            376           295           369
  All products                                                  582            608           668           600

Average per-ton ferrous
 scrap purchase cost                                         $  201        $   216        $  225       $   211

Average electricity
 cost per kilowatt hour                                      $ 0.04        $  0.04        $ 0.04       $  0.04

Average natural gas
 cost per therm                                              $ 0.84        $  0.68        $ 0.74       $  0.80


     KSW believes the higher shipment volume during the 2006 periods was due to increased market demand and competitor production problems as well as an abnormally low shipment volume during the first half of 2005, in part due to our customers' concerns about our financial stability while we were operating under Chapter 11 protection. The higher per-ton selling prices during the third quarter of 2006 as compared to the third quarter of 2005 were due, in part, to price increases implemented during the third quarter of 2006. The lower per-ton selling prices during the nine months ended September 30, 2006 as compared to the same period in 2005 were due primarily to significantly lower ferrous scrap costs, as the price we sell our products is influenced in part by the market cost of ferrous scrap.

     In addition to the items presented in the table above, our profitability has been adversely impacted by production interruptions due to operating issues related to our rod mill reheat furnace in 2006. We plan to overhaul the reheat furnace during the fourth quarter to avoid future production inefficiencies.

Engineered Wire Products
                                                              Three months ended September 30,
                                                          ------------------------------------
                                                                    % of                      % of
                                                      2005          sales             2006    sales
                                                      ----         -----              ----    -----
                                                                     ($ in thousands)
 Net sales                                           $17,986        100.0%         $16,496    100.0%
 Cost of goods sold                                   14,274         79.4           11,910     72.2
                                                     -------        -----          -------    -----
   Gross margin                                        3,712         20.6            4,586     27.8
                                                     -------        -----          -------    -----

 Selling and administrative                            1,205          6.7              994      6.0
                                                     -------        -----          -------    -----
   Operating profit before
    Pension and OPEB                                 $ 2,507         13.9%         $ 3,592     21.8%
                                                     =======        =====          =======    =====

                                                              Nine months ended September 30,
                                                          -----------------------------------
                                                                    % of                      % of
                                                      2005          sales            2006     sales
                                                      ----          -----            ----     -----
                                                                      ($ in thousands)
 Net sales                                           $47,792        100.0%        $47,229    100.0%
 Cost of goods sold                                   37,406         78.3          36,043     76.3
                                                     -------       ------         -------    -----
   Gross margin                                       10,386         21.7          11,186     23.7
                                                     -------       ------         -------    -----

 Selling and administrative                            3,139          6.6           3,100      6.6
                                                     -------       ------         -------    -----
   Operating profit before
    Pension and OPEB                                 $ 7,247         15.1%        $ 8,086     17.1%
                                                     =======       ======         =======     =====

     The primary drivers of sales, cost of goods sold, and the resulting gross margin are as follows:

                                                Three months ended              Nine months ended
                                                  September 30,                  September 30,
                                               --------------------           --------------------
                                               2005            2006            2005           2006
                                               ----            ----            ----           ----
Sales volume (000 tons) -
 Welded wire reinforcement                       21             19              54              55

Per-ton selling prices -
  Welded wire reinforcement                    $860           $880            $888            $865

Average per-ton wire rod
 purchase cost                                 $520           $515            $548            $501

     EWP believes the lower shipment volume during the third quarter of 2006 as compared to the third quarter of 2005 was due to a decline in the construction of new homes which results in a decline of related infrastructure projects and consequently, in a decrease in the sales of welded wire reinforcement. The higher per-ton selling prices during the third quarter of 2006 as compared to the third quarter of 2005 were due primarily to price increases implemented during the third quarter of 2006. Selling and administrative expenses were lower in the third quarter of 2006 as compared to the third quarter of 2005 primarily due to a decline in 2006 personnel related costs.

     The lower per-ton selling prices for the nine months ended September 30, 2006 as compared to the same period of 2005 were due primarily to significantly lower cost for wire rod, EWP's primary raw material. EWP sources substantially all of its wire rod requirements from KSW at prices that we believe approximate market.

Sherman/KWP

                                                             Three months ended September 30,
                                                  -------------------------------------------------
                                                                    % of                       % of
                                                  2005              sales          2006       sales
                                                   ----             -----          ----       -----
                                                                     ($ in thousands)
 Net sales                                       $ 4,079           100.0%         $3,838      100.0%
 Cost of goods sold                                4,145           101.6           4,112      107.1
                                                 -------           -----          ------      -----
   Gross margin                                      (66)           (1.6)           (274)      (7.1)
                                                 -------           -----          ------      -----

 Selling and administrative                           61             1.5             164        4.3
                                                --------           -----          ------      -----
   Operating loss before
    Pension and OPEB                             $ (127)            (3.1)%        $ (438)     (11.4)%
                                                 =======            =====         ======      =====

                                                             Nine months ended September 30,
                                                  -------------------------------------------------
                                                                  % of                         % of
                                                   2005          sales           2006         sales
                                                   ----          -----           ----         -----
                                                                     ($ in thousands)
 Net sales                                       $13,245       100.0%          $ 13,643       100.0%
 Cost of goods sold                               13,490       101.8             13,538        99.2
                                                 -------       -----           --------       -----
   Gross margin                                     (245)       (1.8)               105         0.8
                                                 -------       -----           --------       -----

 Selling and administrative                          595         4.5                492         3.6
                                                 -------       -----           --------       -----
   Operating loss before
    Pension and OPEB                             $  (840)       (6.3)%         $   (387)       (2.8)%
                                                 =======       ======          ========       =====

     The primary drivers of sales, cost of goods sold, and the resulting gross margin are as follows:

                                                    Three months ended            Nine months ended
                                                      September 30,                September 30,
                                                 ----------------------       ---------------------
                                                   2005         2006              2005         2006
                                                   ----         ----              ----         ----
Sales volume(000 tons):
  Fabricated wire products                             2           3                 8           9
  Industrial wire                                      3           2                 6           6
                                                  ------      ------             ------      ------
  Total sales                                          5           5                14          15
                                                  ======      ======             ======      ======

Per-ton selling prices:
  Fabricated wire products                         $ 944      $  957           $ 1,013      $  983
  Industrial wire                                    667         692               708         687

Average per-ton wire rod
 purchase cost                                     $ 398      $  459           $   451      $  443

     The higher per-ton selling prices during the third quarter of 2006 as compared to the third quarter of 2005 were due primarily to price increases implemented during the third quarter of 2006. Cost of goods sold was higher in the third quarter of 2006 as compared to the third quarter of 2005 due primarily to the $172,000 impairment charge related to the industrial wire production equipment that we plan to sell and an increase in the cost of wire rod, KWP's primary raw material. KWP sources substantially all of its wire rod requirements from KSW at prices that we believe approximate market.

     The lower per-ton selling prices for the nine months ended September 30, 2006 as compared to the same period in 2005, were primarily due to significantly lower cost for wire rod.

     Pension and Postretirement Benefit Credits, Interest Expense, Provision for Income Taxes, and General Corporate Items

     During the third quarter and first nine months of 2006, we recorded a defined benefit pension credit of $12.2 million and $36.5 million, respectively, as compared to recording a defined benefit pension credit in the same periods during 2005 of $3.2 million and $9.7 million, respectively. The increased pension credit during the 2006 periods was a result of a $277 million increase in plan assets from the end of 2004 to the end of 2005. We were not required to make any cash contributions to the defined benefit pension plans during 2005 and the first nine months of 2006. We currently expect to record a defined benefit pension credit of $49.6 million during 2006 and that no plan contributions will be required during the remainder of 2006. However, future variances from assumed actuarial rates, including the rate of return on pension plan assets, may result in increases or decreases in pension expense or credit and future funding requirements.

     During the third quarter and first nine months of 2006, we recorded general corporate expense of $209,000 and general corporate income of $1.3 million, respectively, as compared to recording general corporate expense during the same periods in 2005 of $566,000 and $2.8 million, respectively. The reduction in general corporate expenses for the third quarter of 2006 as compared to the third quarter of 2005 is primarily due to lower retiree medical costs partially offset by increases in general insurance expense and consulting fees. The reduction in general corporate expenses for the nine months ended September 30, 2006 as compared to the same period in 2005 is primarily due to lower retiree medical costs, general insurance expense, and franchise taxes partially offset by an increase in professional fees. As a result of the 1114 Agreement that was entered into in connection with our emergence from Chapter 11 in August 2005, postretirement benefit expense during periods subsequent to that date is substantially less than in periods prior to that date. During the third quarter and first nine months of 2006, we recorded a postretirement benefit credit of approximately $2.1 million and $6.3 million, respectively, (of which $608,000 and $1.8 million, respectively, was included in general corporate expenses) as compared to a $2.2 million and $11.0 million of postretirement benefit expense recorded in the third quarter and first nine months of 2005, respectively, (of which $235,000 and $1.2 million, respectively, was included in general corporate expenses).

     During the third quarter and first nine months of 2006, we incurred $270,000 and $606,000, respectively, of legal and professional fees relative to our Chapter 11 proceedings and the associated reorganization activities including post-emergence activities related to closing the Chapter 11 cases and liquidation of certain pre-petition subsidiaries. During the third quarter and first nine months of 2005, we incurred $4.3 million and $10.3 million, respectively, of legal and professional fees relative to these same activities.

     Interest expense during the third quarter and first nine months of 2006 of $1.2 million and $3.7 million, respectively, increased from interest expense during the same periods in 2005 of $1.0 million and $2.8 million, respectively. The primary drivers of interest expense are as follows:

                                               Three months ended             Nine months ended
                                                 September 30,                 September 30,
                                              --------------------          --------------------
                                              2005            2006           2005           2006
                                              ----            ----           ----           ----
                                                                ($ in thousands)

Average debt balance                          $88,620        $87,046        $87,147         $93,436

Weighted average interest rate                    4.2%           5.2%           4.0%            5.2%

     The overall weighted average interest rates during the 2005 periods were impacted by the fact that we discontinued accruing interest on pre-petition unsecured debt upon filing for Chapter 11 on February 26, 2004.

     A tabular reconciliation of the difference between the U.S. federal statutory income tax rate and our effective income tax rates is included in Note 9 to the Condensed Consolidated Financial Statements. During 2005 and prior to the second quarter of 2006, considering all factors believed to be relevant, we believed our gross deferred tax assets did not meet the "more-likely-than-not" realizability test. As such, we had provided a deferred tax asset valuation allowance to offset our net deferred income tax asset (before valuation allowance) of approximately $10.7 million at December 31, 2005. Primarily as a result of the deferred tax asset valuation allowance, our provisions for income taxes during those periods were not significant. However, during the first six months of 2006, we recorded taxable income in excess of our available net operating loss carryforwards. As such, the valuation allowance related to those deferred tax assets was completely reversed during the first six months of 2006. After such reversal, we have a net deferred tax liability. Due in part to our continued profitability, we believe the realization of our remaining deferred tax assets (including an alternative minimum tax credit carryforward) meet the "more-likely-than-not" realizability test. We currently expect to report pre-tax income for financial reporting purposes for the remainder of 2006 and as a result of the reversal of our deferred income tax valuation allowance during the second quarter of 2006, we believe our provision for income taxes during the remainder of 2006 will significantly exceed the corresponding provision for income taxes in the same periods of the prior year. We currently anticipate recording a provision for income taxes during the remainder of the year that will approximate the statutory rate.

Recent Accounting Pronouncements

         See Note 13 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

     At September 30, 2006, we had working capital of $40.4 million, including $25.8 million of notes payable and current maturities of long-term debt as well as outstanding borrowings under our revolving credit facility of $28.9 million. The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. At September 30, 2006, unused credit available for borrowing under our revolving credit facility was $29.8 million. The revolving credit facility requires daily cash receipts be used to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility. Accordingly, any outstanding balances under this facility are always classified as a current liability regardless of the maturity date of the facility.

     Our primary credit facility requires compliance with certain financial covenants related to performance measures. We were in compliance with all financial covenants at September 30, 2006.

Historical Cash Flows

     During the first nine months of 2006, net cash provided by operations totaled $22.1 million as compared to net cash used in operations of $18.3 million during the first nine months of 2005. The improvement in operating cash flows during the first nine months of 2006 as compared to the first nine months of 2005 was due primarily to:

     o    Higher earnings in 2006,
     o    Lower levels of reorganization costs in 2006,
     o Relative changes in our accounts receivable balances primarily due to an abnormally low accounts receivable balance at December 31, 2004 as a result of decreased demand during the fourth quarter of 2004 and an abnormally high accounts receivable balance at December 31, 2005 as a result of increased demand during the third and fourth quarters of 2005,
     o Relative changes in our inventory levels due to weaker than anticipated sales during the 2005 period due in part to our customers' concerns about our financial stability while we were operating under Chapter 11 protection, and
     o Relative changes in our liabilities due to an increase in taxes payable during 2006, the $4.0 million liability related to the insurance settlement during the second quarter of 2006, and a decrease in liabilities during 2005 as a result of bankruptcy proceedings.

     During the first nine months of 2006, we had capital expenditures of approximately $9.6 million primarily related to upgrades of production equipment at KSW and a plant expansion at EWP. Capital expenditures for 2006 are expected to be approximately $23.0 million and are related primarily to the EWP plant expansion. We expect to fund capital expenditures using cash flows from operations and borrowing availability under our credit facilities.

     As a result of increased profitability, we decreased our borrowings on our revolving credit facilities by $7.3 million during the first nine months of 2006 as compared to increasing our borrowings on our revolving credit facilities during the first nine months of 2005. During the first nine months of 2005, we paid off $16.0 million of Debtor-In-Possession and other financing and obtained a five-year $80.0 million secured credit facility from Wachovia Capital Finance (Central) ("Wachovia"). The Wachovia credit facility includes a term loan in the amount of up to $25.0 million, subject to a borrowing base calculation based on the market value of our real property and equipment. To the extent there is sufficient borrowing base, the term loan portion of the Wachovia Facility can be reloaded in the amount of $10.0 million. On August 31, 2005, we obtained $22.5 million related to the Wachovia term loan. During the first nine months of 2006, we made principal payments of $4.3 million related to financing obtained upon emergence from bankruptcy.

Environmental Obligations

     At September 30, 2006, our financial statements reflected accrued liabilities of $13.3 million ($8.5 million of which is included in liabilities subject to compromise on our balance sheet) for estimated remediation costs for those environmental matters which we believe are probable and reasonably estimable. Although we have established an accrual for estimated future required environmental remediation costs, we do not know the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. We believe it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $14.0 million, including the $13.3 million currently accrued. See Notes 10 and 11 to the Condensed Consolidated Financial Statements for discussions of our environmental liabilities and current litigation.

Pension and Other Postretirement Obligations

     We do not expect to make contributions to our defined benefit pension plans during 2006. However, we anticipate $4.3 million of cash contributions to our postretirement benefit plans. Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and postretirement benefit expense or credit and funding requirements in future periods.

Income Taxes

     We currently expect to report pre-tax income for financial reporting purposes for the remainder of 2006 and as a result of the utilization of our available net operating loss carryforwards during the first six months of 2006, we will be required to pay significantly higher cash income taxes in future periods with positive taxable income amounts.

Liquidity Outlook

     We incur significant ongoing costs for plant and equipment and substantial employee benefits for both current and retired employees. As such, we are vulnerable to business downturns and increases in costs, and accordingly, routinely compare our liquidity requirements and capital needs against our estimated future operating cash flows. We have significant cash commitments over the next nine months including:

     o Scheduled payment of the $10.0 million term loan from the County of Peoria, Illinois,
     o    Scheduled principal payment of $8.3 million on our 8% Notes,
     o    Scheduled principal payments of $2.1 million on our UC Note,
     o Scheduled monthly payments of $4.4 million on our Wachovia Term Loan, and
     o Approximately $8.0 million in capital expenditures related to the EWP plant expansion.

     We may attempt to renegotiate certain of these credit facilities, including extending the dates of scheduled principal payments. We continue efforts to recapture a portion of the market we lost during the last two years. Additionally, in an effort to reduce costs, we decided in September of 2006 to relocate KWP's industrial wire operations to KSW and to discontinue the production of nails at KSW. We will continue to analyze the profitability of our operations and make operating decisions accordingly. Overall, we believe our cash flows from operating activities combined with availability under our credit agreement will be sufficient to enable us to meet our cash flow needs for the next twelve months including the cash requirements identified above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Reference is made to the 2005 Annual Report for a discussion of the market risks associated with changes in interest rates that affect us. There have been no material changes in such market risks since we filed the 2005 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the "Act"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

     Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

     Reference is made to disclosure provided under the caption "Current litigation" in Note 11 to the Condensed Consolidated Financial Statements.

ITEM 1A. Risk Factors.

     Reference is made to our 2005 Annual Report for a discussion of risk factors related to our businesses. There have been no material changes in such risk factors since we filed the 2005 Annual Report.

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

                                           [GRAPHIC OMITTED]
                                                 S I G N A T U R E S



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


                                    Keystone Consolidated Industries, Inc.
                                    --------------------------------------
                                                          (Registrant)



Date:  November 14, 2006            By /s/Bert E. Downing, Jr.
                                    -------------------------------------
                                       Bert E. Downing, Jr.
                                       Vice President, Chief Financial
                                       Officer, Corporate Controller
                                        and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

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


                                    Keystone Consolidated Industries, Inc.
                                    --------------------------------------
                                                        (Registrant)




Date:  November 14, 2006            By ___________________________________
                                          Bert E. Downing, Jr.
                                          Vice President, Chief Financial
                                          Officer, Corporate Controller
                                           and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)