Form 10-Q
period 2007-03-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2007-05-14
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007	Commission file number 1-3919

Keystone Consolidated Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	37-0364250
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(972) 458-0028

Indicate by check mark:

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐.

Number of shares of common stock outstanding on May 14, 2007: 10,000,000

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
ASSETS	December 31, 2006	March 31, 2007
		(unaudited)

Current assets:
Accounts receivable, net	$31,661	$62,767
Inventories, net	61,343	59,877
Restricted investments	1,067	1,081
Deferred income taxes	12,571	12,571
Prepaid expenses and other	3,516	2,146

Total current assets	110,158	138,442

Property, plant and equipment:
Land	1,193	1,369
Buildings and improvements	56,953	57,804
Machinery and equipment	300,301	305,977
Construction in progress	12,563	17,384
	371,010	382,534
Less accumulated depreciation	282,315	285,929

Net property, plant and equipment	88,695	96,605

Other assets:
Restricted investments	6,079	6,177
Pension asset	557,279	574,055
Other, net	1,725	1,788

Total other assets	565,083	582,020

Total assets	$763,936	$817,067

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2006	March 31, 2007
		(unaudited)

Current liabilities:
Notes payable and current maturities of long-term debt	$43,699	$85,384
Accounts payable	9,947	11,721
Accrued OPEB cost	4,157	4,157
Other accrued liabilities	20,579	19,354

Total current liabilities	78,382	120,616

Noncurrent liabilities:
Long-term debt	32,749	27,376
Accrued OPEB cost	31,005	30,536
Deferred income taxes	197,712	204,028
Other	6,414	6,368

Total noncurrent liabilities	267,880	268,308

Liabilities subject to compromise	14,012	13,966

Stockholders' equity:
Common stock	100	100
Additional paid-in capital	75,423	75,423
Accumulated other comprehensive income	278,399	274,450
Retained earnings	49,740	64,204

Total stockholders' equity	403,662	414,177

Total liabilities and stockholders’ equity	$763,936	$817,067

Commitments and contingencies (Note 6).
See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended March 31,
	2006	2007
	(as adjusted)
	(unaudited)

Net sales	$119,115	$113,098
Cost of goods sold	105,032	106,731

Gross margin	14,083	6,367

Other operating expenses (income):
Selling expense	1,791	1,678
General and administrative expense	2,758	2,858
Defined benefit pension credit	(12,161)	(20,378)
Other postretirement benefit credit	(2,100)	(2,200)

Total other operating income	(9,712)	(18,042)

Operating income	23,795	24,409

Nonoperating income (expense):
Corporate expense	(270)	(178)
Interest expense	(1,202)	(1,197)
Interest and other income	2	198

Total nonoperating expense	(1,470)	(1,177)

Income before income taxes	22,325	23,232

Provision for income taxes	89	8,768

Net income	$22,236	$14,464

Basic and diluted income per share	$2.22	$1.45

Basic and diluted shares outstanding	10,000	10,000

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2006	2007
	(as adjusted)
	(unaudited)

Cash flows from operating activities:
Net income	$22,236	$14,464
Depreciation and amortization	3,846	3,876
Deferred income taxes	-	8,710
Non-cash defined benefit pension credit	(12,161)	(20,378)
OPEB credit	(2,100)	(2,200)
OPEB payments	(931)	(1,009)
Reorganization costs accrued	150	60
Reorganization costs paid	(2,994)	(50)
Other, net	258	283
Change in assets and liabilities (net of acquisition):
Accounts receivable	(6,340)	(31,171)
Inventories	(3,726)	4,225
Accounts payable	(234)	1,773
Other, net	(279)	63

Net cash used by operating activities	(2,275)	(21,354)

Cash flows from investing activities:
Capital expenditures	(2,293)	(7,617)
Acquisition of CaluMetals’ assets	-	(6,240)
Collection of notes receivable	75	-
Restricted investments, net	757	(112)
Other, net	2	-

Net cash used by investing activities	(1,459)	(13,969)

Cash flows from financing activities:
Revolving credit facilities, net	5,162	42,496
Other notes payable and long-term debt:
Additions	150	4,065
Principal payments	(1,570)	(11,030)
Deferred financing costs paid	(8)	(208)

Net cash provided by financing activities	3,734	35,323

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures: Cash paid for:
Interest, net of amount capitalized	$1,002	$1,038
Income taxes, net	-	46

Non-cash issuance of debt for acquisition of CaluMetals’ assets	-	781

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Three months ended March 31, 2007
(In thousands)

	Common stock		Additional	Accumulated other comprehensive	Accumulated other comprehensive
	Shares	Amount	paid-in capital	income-pension	income- OPEB	Retained earnings	Total	Comprehensive income
				(unaudited)

Balance - December 31, 2006	10,000	$100	$75,423	$222,202	$56,197	$49,740	$403,662

Net income	-	-	-	-	-	14,464	14,464	$14,464

Amortization of actuarial(gains) losses, net of tax	-	-	-	(2,433)	1,040	-	(1,393)	(1,393)

Amortization of prior service cost (credit),net of tax	-	-	-	191	(2,747)	-	(2,556)	(2,556)

Comprehensive income								$10,515

Balance - March 31, 2007	10,000	$100	$75,423	$219,960	$54,490	$64,204	$414,177

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

Note 1 - Organization and basis of presentation:

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the Securities and Exchange Commission on March 28, 2007 (the “2006 Annual Report”), except as disclosed in Note 11. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. The prior year’s Condensed Consolidated Financial Statements have been adjusted to reflect the change in accounting for planned major maintenance and the reclassification of OPEB credit to a separate line item as disclosed in the 2006 Annual Report. Certain other reclassifications have been made to conform the prior year’s Condensed Consolidated Financial Statements to the current year’s classifications. We have condensed the Consolidated Balance Sheet at December 31, 2006 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2006) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2007 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our 2006 Annual Report.

Contran Corporation owns 51.0% of our outstanding common stock at March 31, 2007. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Keystone Consolidated Industries, Inc. (“KCI”) and its subsidiaries, taken as a whole.

Note 2 - Acquisition

On March 23, 2007, our newly-formed, wholly-owned subsidiary, Keystone-Calumet, Inc. (“Calumet”) acquired substantially all of the operating land, buildings and equipment of CaluMetals, Inc. for $3.5 million cash and a $1.1 million non-interest bearing, unsecured note. The total consideration for the acquired assets was less than fair value, accordingly the total consideration for the land, buildings and equipment was allocated based on relative appraised values. We also acquired inventory for a cash payment of $2.7 million, which approximated fair value. We financed the cash payments of this acquisition through our existing revolving credit facility and term loans.

Through Calumet, we will manufacture merchant and special bar quality products and special sections in carbon and alloy steel grades, offering a broad range of value added products for use in agricultural, cold drawn, construction, industrial chain, service centers, and transportation applications. This new product line will consist primarily of angles, flats, channels, rounds and squares. Calumet’s primary raw material is billets and we expect to provide the majority of Calumet’s billet requirements from our mini-mill, which has sufficient capacity to supply the needed billets. This acquisition will allow us to further enhance our vertical integration strategy by converting more of our current billet production into higher-margin products.

CaluMetals sold approximately 17,000 tons of product during 2006 for $10.9 million. We included Calumet’s results of operations in our Condensed Consolidated Financial Statements from the date of acquisition.

Note 3 - Business Segment Information:

Our operating segments are organized by our manufacturing facilities and include four reportable segments:

•
Keystone Steel and Wire (“KSW”), located in Peoria, Illinois, operates an electric arc furnace mini-mill and manufactures and sells wire rod, industrial wire, nails, coiled rebar and fabricated wire products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets;

•
Engineered Wire Products (“EWP”), located in Upper Sandusky, Ohio, manufactures and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges;

•
Keystone Wire Products (“KWP”), located in Sherman, Texas, manufactures and sells fabricated wire products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets; and

•
Keystone-Calumet (“Calumet”), located in Chicago Heights, Illinois, manufactures and sells merchant and special bar quality products and special sections in carbon and alloy steel grades for use in agricultural, cold drawn, construction, industrial chain, service centers, and transportation applications. See Note 2.

During the third quarter of 2006, we decided to discontinue our nail operations as lower wage rates and other costs in foreign countries have resulted in market prices that eliminated the profitability of our nail business. Also during the third quarter of 2006, in an effort to reduce costs, we decided to relocate KWP’s industrial wire manufacturing process to KSW. We expect all nail production to be phased out and the relocation of KWP’s industrial wire manufacturing operations to be complete by the end of the second quarter of 2007.

	Three months ended March 31,
	2006	2007
	(as adjusted)
	(In thousands)

Net sales:
KSW	$117,680	$112,617
EWP	12,618	10,977
KWP	4,922	3,606
Calumet	-	-
Elimination of intersegment sales:
KSW	(12,590)	(10,524)
KWP	(3,515)	(3,578)

Total net sales	$119,115	$113,098

Operating income:
KSW	$8,090	$966
EWP	911	996
KWP	(57)	42
Calumet	-	(85)
Pension credit	12,161	20,378
OPEB credit	2,100	2,200
Allocation differences(1)	590	(88)

Total operating income	23,795	24,409

Nonoperating income (expense):
Corporate expense	(270)	(178)
Interest expense	(1,202)	(1,197)
Interest and other income	2	198

Income before income taxes	$22,325	$23,232

(1)Allocation differences are the elimination of intercompany profit or loss on ending inventory balances and LIFO inventory reserve adjustments.

Note 4 - Inventories, net:

	December 31,	March 31,
	2006	2007
	(In thousands)

Raw materials	$9,735	$11,759
Work in process	25,391	22,579
Finished products	26,513	26,337
Supplies	18,283	19,945

Inventory at FIFO	79,922	80,620
Less LIFO reserve	18,579	20,743

Total	$61,343	$59,877

Note 5 - Notes payable and long-term debt:

	December 31,	March 31,
	2006	2007
	(In thousands)

Wachovia revolving credit facility	$17,734	$60,231
8% Notes	25,740	17,424
UC Note	5,465	3,923
Term loans:
Wachovia	17,390	20,285
County	10,000	10,000
Other	119	897

Total debt	76,448	112,760
Less current maturities	43,699	85,384

Total long-term debt	$32,749	$27,376

During the first quarter of 2007, the Wachovia Facility was amended, increasing the total committed facility amount from $80.0 million to $100.0 million, in part to finance the CaluMetals acquisition. The acquisition was financed by additional borrowings of $2.2 million on our revolving credit facility and $4.0 million on our Wachovia term loans, as well as a $1.1 million non-interest bearing, unsecured note payable ($781,000 net of imputed interest) to the seller.

In April 2007, we amended the County Term Loan to extend its maturity to June 2007. We anticipate the loan will be further amended prior to June 2007 such that the June 2007 payment will be substantially reduced; the remaining principal will be paid on an installment basis over a period of years and the note will begin to bear interest.

Note 6 - Environmental matters and other commitments and contingencies:

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant by analyzing and estimating the range of reasonably possible costs to us. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation. The extent of CERCLA liability cannot be determined until the Remedial Investigation/Feasibility Study (“RI/FS”) is complete, the U.S. EPA issues a Record of Decision (“ROD”) and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents is subject to similar uncertainties. The upper end of the range of reasonably possible costs to us for sites for which it is possible to estimate costs (13 sites) is approximately $14.0 million. Our estimate of such costs has not been discounted to present value, and other than certain previously-reported settlements with respect to certain of our former insurance carriers, we have not recognized any material insurance recoveries. We have provided accruals ($13.2 million at March 31, 2007, $8.5 million of which is reflected in liabilities subject to compromise on our March 31, 2007 Balance Sheet) for 9 sites which we believe our liability is probable and reasonably estimable. However, our ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs, the allocation of such costs among PRPs, the solvency of other PRPs or a determination that we are potentially responsible for the release of hazardous substances at other sites. In addition, the actual timeframe of our payments for these matters may be substantially in the future. It is possible our actual costs could differ from the amounts we have accrued or the upper end of the range for sites for which estimates have been made.

The exact time frame over which we make payments with respect to our accrued environmental costs is unknown and is dependent upon, among other things, the timing of the actual remediation process which in part depends on factors outside our control. At each balance sheet date, we make an estimate of the amount of our accrued environmental costs which will be paid out over the subsequent 12 months, and we classify such amount as a current liability. We classify the remainder of the accrued environmental costs as noncurrent liabilities.

Although we believe our comprehensive general liability insurance policies provide indemnification for certain costs that we incur with respect to our environmental remediation obligations, we do not currently have receivables recorded for such recoveries.

More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below. A summary of activity in our environmental accruals for the three months ended March 31, 2007 is as follows:

Three months ended March 31,
(In thousands)

Balance at December 31, 2006	$13,252
Expense	-
Payments	(18)

Balance at March 31, 2007	$13,234

Amounts classified at March 31, 2007 as:
Current accrued environmental cost	$236
Noncurrent accrued environmental cost	4,521
Liabilities subject to compromise	8,477

Total	$13,234

Environmental liabilities subject to compromise at March 31, 2007

All of the recorded environmental liability included in liabilities subject to compromise on our December 31, 2006 and March 31, 2007 Condensed Consolidated Balance Sheets relates to sites involving Sherman Wire Company (“SWC”), one of our pre-petition wholly-owned subsidiaries or one of its predecessors as SWC’s environmental liabilities continue to be negotiated and adjudicated subsequent to our emergence from Chapter 11. As of March 31, 2007, only one claim awaits final adjudication.

Prior to SWC’s 1996 acquisition of DeSoto, Inc. (“DeSoto”), DeSoto was notified by the U.S. EPA that it is one of approximately 50 PRPs at the Chemical Recyclers, Inc. (“CRI”) site in Wylie, Texas. Under a consent order with the U.S. EPA, the PRP group has performed a removal action and an investigation of soil and groundwater contamination. Such investigation revealed certain environmental contamination. It is anticipated the U.S. EPA will order further remedial action, the exact extent of which is not currently known.

Open sites at March 31, 2007 that are no longer subject to compromise

We are currently involved in the closure of inactive waste disposal units at KSW pursuant to a closure plan approved by the Illinois Environmental Protection Agency (“IEPA”) in September 1992 (“the Closure Plan”). The original closure plan provided for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes. We recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. We adjusted the recorded liability for each Phase as actual remediation costs became known. Pursuant to agreements with the IEPA and Illinois Attorney General's office (“IAG”), we are depositing $75,000 per quarter into a trust fund and we are permitted to withdraw funds from the trust fund as the KSW sites are remediated. The requirement for us to make quarterly deposits of $75,000 into the trust fund remains until such time as the sites are completely remediated in accordance with the Closure Plan. During the first quarter of 2007, we paid approximately $13,000 in remediation costs for these sites and did not receive any funds from the trust fund. At December 31, 2006 and March 31, 2007, the trust fund had a balance of $2.1 million and $2.2 million, respectively, which were included in other noncurrent assets. We believe we have completed the remediation required by the Closure Plan (as amended). However, as of March 31, 2007, the IEPA has not approved the work.

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

Prior to SWC’s acquisition of DeSoto, DeSoto was notified by the Texas Natural Resource Conservation Commission ("TNRCC") that there were certain deficiencies in prior reports to TNRCC relative to one of its non-operating facilities located in Gainesville, Texas. During 1999, SWC entered into TNRCC's Voluntary Cleanup Program. Remediation costs are presently estimated to be between $821,000 and $2.0 million. Investigation activities are on-going including additional soil and groundwater sampling.

Other current litigation

We are engaged in various legal proceedings incidental to our normal business activities. In our opinion, none of such proceedings is material in relation to our consolidated financial position, results of operations or liquidity.

Pre-petition claims against SWC continue to be stayed while the CRI environmental claim is adjudicated.

Note 7 - Other accrued liabilities:
	December 31,	March 31,
	2006	2007
	(In thousands)
Current:
Employee benefits	$10,714	$9,873
Self insurance	5,492	5,175
Pre-petition unsecured creditor settlement	985	983
Environmental	250	236
Other	3,138	3,087

Total	$20,579	$19,354

Noncurrent:
Environmental	$4,521	$4,521
Workers compensation	1,785	1,737
Other	108	110

Total	$6,414	$6,368

Note 8 - Liabilities subject to compromise:

We emerged from bankruptcy protection on August 31, 2005, however, before the bankruptcy can be completely closed, all claims must be adjudicated. As of March 31, 2007, only two significant claims had not been adjudicated: (i) an environmental claim against SWC, and (ii) an employment related claim against KCI. Because all of the claims of SWC’s pre-petition unsecured creditors have not yet been finally adjudicated, all of SWC’s liabilities are still classified as liabilities subject to compromise on our Condensed Consolidated Balance Sheets and are as follows:

	December 31,	March 31,
	2006	2007
	(In thousands)

Environmental	$8,481	$8,477
Accounts payable	789	789
Disposition of former facilities	442	448
Other	4,300	4,252

Total	$14,012	$13,966

Note 9 - Employee benefit plans:

The components of our net periodic defined benefit pension credit are presented in the table below.
	Three months ended March 31,
	2006	2007
	(In thousands)
Service cost	$959	$969
Interest cost	5,106	5,267
Expected return on plan assets	(16,863)	(23,012)
Amortization of accumulated other comprehensive income:
Prior service cost	227	306
Actuarial gains	(1,590)	(3,908)

Total	$(12,161)	$(20,378)

We currently expect our 2007 defined benefit pension credit will approximate $81.5 million and that no cash contributions will be required during 2007.

The components of our net periodic credit related to other postretirement benefits (“OPEB”) are presented in the table below.

	Three months ended March 31,
	2006	2007
	(In thousands)

Service cost	$63	$61
Interest cost	495	480
Amortization of accumulated other comprehensive income:
Prior service credit	(4,327)	(4,411)
Actuarial losses	1,669	1,670

Total	$(2,100)	$(2,200)

We currently expect our 2007 OPEB credit will approximate $8.8 million and anticipate contributing $4.2 million of cash to our OPEB plans during 2007.

Note 10 - Provision for income taxes:

	Three months ended
	March 31,
	2006	2007
	(as adjusted)
	(In thousands)

Expected tax provision, at statutory rate	$7,815	$8,130
U.S. state income taxes, net	797	623
Deferred tax asset valuation allowance	(8,595)	-
Other, net	70	15

Provision for income taxes	$89	$8,768

Note 11 - Recent Accounting Pronouncements:

Uncertain Tax Positions. On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertain Tax Positions. FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%. FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard; our prior income tax accounting policies had already complied with this aspect of the new standard. We are also required to classify any reserves we have for uncertain tax positions to a separate current or noncurrent liability, depending on the nature of the tax position.

We accrue interest and penalties on unrecognized tax benefits as a component of our provision for income taxes when required. We did not accrue any interest and penalties for the first quarter of 2007 and had no accrued interest or penalties at March 31, 2007 for uncertain tax positions. At January 1, 2007 and March 31, 2007 we had no accrual for uncertain tax positions.

We file income tax returns in various U.S. federal, state and local jurisdictions. Our income tax returns prior to 2003 are generally considered closed to examination by applicable tax authorities.

Planned Major Maintenance Activities - In September 2006, the FASB issued FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which we adopted in the fourth quarter of 2006. Under FSP No. AUG AIR-1 we are no longer permitted to accrue advance for planned major maintenance. In the past, we have accrued in advance during the year for our planned major maintenance activities expected to be undertaken within that year. We retroactively adjusted our financial statements to reflect the direct expense method of accounting for planned major maintenance expense for prior periods in compliance with the new standard. The effect of adopting the FSP on our previously reported Consolidated Financial Statements is contained in our 2006 Annual Report.

Fair Value Option. In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income. The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument as opposed to only specified risks or cash flows or a portion of the instrument. Items eligible for the fair value option include recognized financial assets and liabilities other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity. An investment accounted for by the equity method is an eligible item. The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company. If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect. SFAS No. 159 becomes effective for us on January 1, 2008. We have not yet determined which, if any, of our eligible items we will elect to be measured at fair value under the new standard. Therefore, we are currently unable to determine the impact, if any, this standard will have on our consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking and are not statements of fact. Some statements found in this report including, but not limited to, statements found in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the Securities and Exchange Commission including, but not limited to, the following:

•	Future supply and demand for our products (including cyclicality thereof),
•	Customer inventory levels,
•	Changes in raw material and other operating costs (such as ferrous scrap and energy)
•	The possibility of labor disruptions,
•	General global economic and political conditions,
•	Competitive products and substitute products,
•	Customer and competitor strategies,
•	The impact of pricing and production decisions,
•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
•	Government regulations and possible changes therein,
•	Significant increases in the cost of providing medical coverage to employees,
•	The ultimate resolution of pending litigation,
•	International trade policies of the United States and certain foreign countries,
•	Operating interruptions (including, but not limited to, labor disputes, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
•	Our ability to renew or refinance credit facilities,
•	Any possible future litigation, and
•	Other risks and uncertainties as discussed in this Quarterly Report and the 2006 Annual Report, including, without limitation, the section referenced above.

Should one or more of these risks materialize, if the consequences worsen, or if the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

RESULTS OF OPERATIONS

Business Overview

We are a leading domestic manufacturer of steel fabricated wire products, industrial wire, billets and wire rod. We also manufacture welded wire reinforcement, coiled rebar and, beginning in March 2007, steel bars and shapes. Our products are used in the agricultural, industrial, cold drawn, construction, transportation, original equipment manufacturer and retail consumer markets. We are vertically integrated, converting substantially all of our fabricated wire products, welded wire reinforcement, coiled rebar, industrial wire and steel bars and shapes from billets and wire rod produced in our steel mini-mill. Historically, our vertical integration has allowed us to benefit from the higher and more stable margins associated with fabricated wire products and welded wire reinforcement as compared to wire rod, as well as from lower production costs of wire rod as compared to wire fabricators that purchase wire rod in the open market. Moreover, we believe our downstream fabricated wire products, welded wire reinforcement, coiled rebar and industrial wire businesses better insulate us from the effects of wire rod imports as compared to non-integrated wire rod producers.

Historically, we have experienced greater sales and profits during the first half of the year due to the seasonality of sales in principle wire products markets, including the agricultural and construction markets. However, the first quarter of 2007 has not been as profitable as prior years primarily due to an increase in ferrous scrap costs that we have not been able to fully recover through price increases and exceptionally low demand for wire rod. We anticipate during the second quarter of 2007, demand and the margin between scrap prices and selling prices will return to normal levels.

On March 23, 2007, our newly-formed, wholly-owned subsidiary, Keystone-Calumet, Inc. (“Calumet”) acquired substantially all of the operating land, buildings, equipment and inventory of CaluMetals, Inc. for $6.2 million cash and a $1.1 million non-interest bearing, unsecured note. Calumet will manufacture merchant and special bar quality products and special sections in carbon and alloy steel grades, offering a broad range of value added products for use in agricultural, cold drawn, construction, industrial chain, service centers, and transportation applications. This new product line will consist primarily of angles, flats, channels, rounds and squares. Calumet’s primary raw material is billets and we expect to provide the majority of Calumet’s billet requirements from our mini-mill, which has sufficient capacity to supply the needed billets. This acquisition will allow us to further enhance our vertical integration strategy by converting more of our current billet production into higher-margin products.

CaluMetals sold approximately 17,000 tons of product during 2006 for $10.9 million. We included Calumet’s results of operations in our Condensed Consolidated Financial Statements from the date of acquisition.

During the first quarter of 2007, our primary credit facility was amended, increasing the total committed facility amount from $80.0 million to $100.0 million, in part to finance the CaluMetals acquisition.

We continue to incur substantial costs for both current and retired employees and maintenance of plant and equipment. As such, we are vulnerable to business downturns and increases in costs, and accordingly, routinely compare our liquidity requirements and capital needs against our estimated future operating cash flows. Our current forecasts indicate that cash flows from operating activities combined with availability under our credit agreement will be sufficient to enable us to meet our cash flow needs.

Our profitability is primarily dependent on sales volume, per-ton selling prices, per-ton ferrous scrap cost, and energy costs. Additionally, because pension and OPEB expense or credits are unrelated to the operating activities of our business, we measure our overall performance using operating income before pension and OPEB credit or expense. Operating income before pension and OPEB credit or expense is a non-GAAP measure of profitability that is not in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and it should not be considered in isolation or as a substitute for a measure prepared in accordance with GAAP. A reconciliation of operating income as reported to operating income adjusted for pension and OPEB expense or credit is set forth in the following table.

	Three months ended March 31,
	2006	2007
	(In thousands)
Operating income as reported	$23,795	$24,409
Defined benefit pension credit	(12,161)	(20,378)
OPEB credit	(2,100)	(2,200)
Operating income before pension and OPEB	$9,534	$1,831

Operating income before pension and OPEB for the first quarter of 2007 was lower than operating income before pension and OPEB for the same period during 2006 primarily due to the net effects of the following factors:

•
lower shipment volumes of wire rod due to unusually cold weather impeding our ability to ship by barge during 2007 and exceptionally high demand during 2006 due to competitor production problems that were resolved during the fourth quarter of 2006;

•	increased costs for ferrous scrap;
•	increased costs for electricity due to deregulation on January 1, 2007, following a ten year rate freeze in Illinois (where our largest manufacturing facility is located);
•	increased costs for zinc;
•	higher selling prices primarily in reaction to the increased costs for ferrous scrap; and
•	lower costs for natural gas.

Our consolidated sales volume and per-ton selling prices for the first quarter of 2006 and 2007 are as follows:

	Three months ended March 31,
	2006	2007

Sales volume(000 tons):
Fabricated wire products	34	34
Welded wire reinforcement	15	12
Nails	5	-
Industrial wire	18	23
Coiled Rebar	-	6
Bars and shapes	-	-
Wire rod	103	86
Billets	10	-
Total	185	161

Per-ton selling prices:
Fabricated wire products	$1,029	$1,068
Welded wire reinforcement	876	879
Nails	697	754
Industrial wire	718	733
Coiled Rebar	-	526
Bars and shapes	-	-
Wire rod	490	517
Billets	346	132
All products	639	693

Outlook for 2007

We currently believe 2007 operating income before pension and OPEB will approximate or be slightly higher than 2006 due primarily to the net effects of the following factors:
•
lower shipment volume due to a 52-week year in 2007 as compared to a 53-week year in 2006, the decision to discontinue our nail business and the use of a higher percentage of our billets and wire rod in our downstream businesses, partially offset by increased shipment volumes of fabricated wire products and welded wire reinforcement (resulting from an expansion project at EWP) and the addition of the Calumet operations;

•	increased overall per-ton selling price;
•	higher ferrous scrap costs;
•	increased energy costs as a result of the January 1, 2007 deregulation of electricity in Illinois following a ten year rate freeze;
•	lower conversion costs as a result of the rod mill reheat furnace overhaul during the fourth quarter of 2006;
•	higher depreciation expense related to the expansion project at EWP, the new reheat furnace at KSW and the Calumet acquisition;
•	lower costs as a result of the relocation of KWP’s industrial wire manufacturing operations to KSW and the discontinuance of nail operations; and
•	additional costs due to the acquisition of the Calumet operations that will likely result in a relatively small contribution to 2007 operating income before pension and OPEB.

Expected trends in other items in 2007 as compared to 2006 are as follows:
•	higher defined benefit pension credit in 2007;
•	increased interest expense in 2007 due, in part, to the additional financing obtained for the Calumet acquisition; and
•	a provision for income taxes that more approximates the statutory rate in 2007.

See Note 11 to our Condensed Consolidated Financial Statements for the projected impact of recent accounting pronouncements on our financial position and results of operations.

Segment Operating Results:

Our operating segments are organized by our manufacturing facilities and include four reportable segments:

•
Keystone Steel and Wire (“KSW”), located in Peoria, Illinois, operates an electric arc furnace mini-mill and manufactures and sells wire rod, industrial wire, nails, coiled rebar and fabricated wire products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets;

•
Engineered Wire Products (“EWP”), located in Upper Sandusky, Ohio, manufactures and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges; and

•
Keystone Wire Products (“KWP”), located in Sherman, Texas, manufactures and sells fabricated wire products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets.

•
Keystone-Calumet, Inc. (“Calumet”), located in Chicago Heights, Illinois, manufactures and sells merchant and special bar quality products and special sections in carbon and alloy steel grades for use in agricultural, cold drawn, construction, industrial chain, service centers, and transportation applications. See Note 2 to our Condensed Consolidated Financial Statements.

During the third quarter of 2006, we decided to discontinue our nail operations as lower wage rates and other costs in foreign countries have resulted in market prices that eliminated the profitability of our nail business. Also during the third quarter of 2006, in an effort to reduce costs, we decided to relocate KWP’s industrial wire manufacturing process to KSW. We expect all nail production to be phased out and the relocation of KWP’s industrial wire manufacturing operations to be complete by the end of the second quarter of 2007.

Our consolidated net sales, cost of goods sold, operating costs and operating income before pension and OPEB by segment are set forth in the following tables.

	KSW	EWP	Sherman/ KWP	Allocation differences/ eliminations(1)	Total
	(In thousands)
Three months ended March 31, 2006:

Net sales	$117,680	$12,618	$4,922	$(16,105)	$119,115
Cost of goods sold	106,206	10,724	4,803	(16,701)	105,032
Gross margin	11,474	1,894	119	596	14,083

Selling and administrative expense	3,384	983	176	6	4,549
Operating profit (loss) before pension/OPEB	$8,090	$911	$(57)	$590	$9,534

Three months ended March 31, 2007:

Net sales	$112,617	$10,977	$3,606	$(14,102)	$113,098
Cost of goods sold	108,121	9,128	3,455	(13,973)	106,731
Gross margin	4,496	1,849	151	(129)	6,367

Selling and administrative expense	3,530	853	109	44	4,536
Operating profit (loss) before pension/OPEB	$966	$996	$42	$(173)	$1,831

(1)Allocation differences related to net sales and cost of goods sold are the elimination of intercompany sales. Cost of goods sold allocation differences also include the elimination of intercompany profit or loss on ending inventory balances and LIFO inventory reserve adjustments. Additionally, as Calumet was in operations for only one week during the first quarter of 2007, its results of operations are immaterial and therefore have been included in the allocation differences column.

Keystone Steel & Wire

	Three months ended March 31,
	2006	% of sales	2007	% of Sales
	($ in thousands)

Net sales	$117,680	100.0%	$112,617	100.0%
Cost of goods sold	106,206	90.2	108,121	96.0
Gross margin	11,474	9.8	4,496	4.0

Selling and administrative expense	3,384	2.9	3,530	3.1
Operating income before pension and OPEB	$8,090	6.9%	$966	0.9%

The primary drivers of sales, cost of goods sold, and the resulting gross margin are as follows:

	Three months ended March 31,
	2006	2007
Sales volume(000 tons):
Fabricated wire products	34	34
Nails	5	-
Industrial wire	16	26
Coiled rebar	-	6
Wire rod	130	101
Billets	10	-
Total sales	195	167

Per-ton selling prices:
Fabricated wire products	$1,029	$1,070
Nails	697	754
Industrial wire	723	710
Coiled rebar	-	526
Wire rod	483	526
Billets	346	132
All products	596	667

Average per-ton ferrous scrap purchase cost	$205	$224

Average electricity cost per kilowatt hour	$0.03	$0.05

Average natural gas cost per therm	$0.95	$0.78

Operating income before pension and OPEB for the first quarter of 2007 was lower than operating income before pension and OPEB for the same period during 2006 primarily due to a decrease in shipment volumes and increases in the cost of ferrous scrap, electricity zinc and other material, partially offset by higher selling prices and lower natural gas costs.

Lower shipment volumes of wire rod during the first quarter of 2007 were primarily due to unusually cold weather which impeded our ability to ship by barge during 2007 and exceptionally high demand during 2006 due to competitor production problems that were resolved during the fourth quarter of 2006. Higher shipment volumes of industrial wire during the first quarter of 2007 as compared to the same period during 2006 were primarily due to customer production problems during the first quarter of 2007 which resulted in us selling industrial wire to one of our wire rod customers.

The higher per-ton selling prices on all products except billets during the first quarter of 2007 as compared to the first quarter of 2006 were due primarily to significantly higher ferrous scrap costs, as the price we sell our products is influenced, in part, by the market cost of ferrous scrap.

Electricity costs have increased due to the deregulation of electricity in Illinois on January 1, 2007 following a ten year rate freeze.

Engineered Wire Products

	Three months ended March 31,
	2006	% of sales	2007	% of sales
	($ in thousands)

Net sales	$12,618	100.0%	$10,977	100.0%
Cost of goods sold	10,724	85.0	9,128	83.2
Gross margin	1,894	15.0	1,849	16.8

Selling and administrative expense	983	7.8	853	7.8
Operating income before pension and OPEB	$911	7.2%	$996	9.0%

The primary drivers of sales, cost of goods sold, and the resulting gross margin are as follows:

	Three months ended March 31,
	2006	2007

Sales volume (000 tons) - Welded wire reinforcement	15	12

Per-ton selling prices - Welded wire reinforcement	$876	$879

Average per-ton wire rod purchase cost	$491	$515

The lower shipment volume during the first quarter of 2007 as compared to the first quarter of 2006 was due to a decline in the construction of new homes which results in a decline of related infrastructure projects and consequently, in a decrease in the sales of welded wire reinforcement. However, operating income before pension and OPEB remained relatively flat as lower shipment volumes and higher rod costs were offset by higher selling prices and a change in product mix.

The higher per-ton selling prices for the first quarter of 2007 as compared to the first quarter of 2006 were due primarily to higher cost for wire rod, EWP’s primary raw material. EWP sources substantially all of its wire rod requirements from KSW at prices that we believe approximate market.

Keystone Wire Products

	Three months ended March 31,
	2006	% of sales	2007	% of sales
	($ in thousands)

Net sales	$4,922	100.0%	$3,606	100.0%
Cost of goods sold	4,803	97.6	3,455	95.8
Gross margin	119	2.4	151	4.2

Selling and administrative expense	176	3.6	109	3.0
Operating profit (loss) before pension and OPEB	$(57)	(1.2)%	$42	1.2%

The primary drivers of sales, cost of goods sold, and the resulting gross margin are as follows:

	Three months ended March 31,
	2006	2007
Sales volume(000 tons):
Fabricated wire products	3	3
Industrial wire	2	-
Total sales	5	3

Per-ton selling prices:
Fabricated wire products	$1,008	$1,198
Industrial wire	670	786

Average per-ton wire rod purchase cost	$431	$-

Average per-ton industrial wire purchase cost	$-	$873

The improvement in operating income before pension and OPEB was primarily due to higher selling prices and lower depreciation expense and payroll costs resulting from the relocation of KWP’s industrial wire operations to KSW.

The higher per-ton selling prices for the first quarter of 2007 as compared to the first quarter of 2006 were due primarily to higher cost for industrial wire, KWP’s primary raw material. Prior to the relocation of KWP’s industrial wire operations to KSW, KWP’s primary raw material was wire rod, which was then used to manufacture industrial wire. KWP sources substantially all of its industrial wire from KSW at prices that we believe approximate market.

Pension Credits

During the first quarter of 2006 and 2007, we recorded a defined benefit pension credit of $12.2 million and $20.4 million, respectively. The increase in the pension credit in 2007 was primarily the result of the expected rate of return on plan assets, as our plan assets increased by $233 million during 2006.

Provision for Income Taxes

A tabular reconciliation of the difference between the U.S. federal statutory income tax rate and our effective income tax rates is included in Note 10 to our Condensed Consolidated Financial Statements. Prior to the second quarter of 2006, considering all factors believed to be relevant, we believed our gross deferred tax assets (including net operating loss carryforwards) did not meet the more-likely-than-not realizability test. As such, we had provided a deferred tax asset valuation allowance to offset our net deferred income tax asset (before valuation allowance) of approximately $10.7 million at December 31, 2005. Primarily as a result of the deferred tax asset valuation allowance, our provision for income taxes during the first quarter of 2006 was not significant. However, during the first six months of 2006, we recorded taxable income in excess of our available net operating loss carryforwards. As such, the valuation allowance related to those deferred tax assets was completely reversed during the first six months of 2006. After such reversal, we have a net deferred tax liability. We believe the realization of our remaining deferred tax assets (including an alternative minimum tax credit carryforward) meet the more-likely-than-not realizability test. Accordingly, we recorded a provision for income taxes that approximated the statutory rate for the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Borrowing Availability

	December 31,	March 31,
	2006	2007
	(In thousands)

Working capital	$31,776	$17,826
Revolving credit facility	17,734	60,231
Current maturities of long-term debt	25,965	25,153

Borrowing availability	23,697	12,549

During the first quarter of 2007, we completed an amendment to our primary credit facility, increasing the total committed facility amount from $80.0 million to $100.0 million, in part to finance the CaluMetals acquisition.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.5 million at March 31, 2007). The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility. Accordingly, any outstanding balances under this facility are always classified as a current liability regardless of the maturity date of the facility.

Our primary credit facility requires compliance with certain financial covenants related to performance measures. We were in compliance with all financial covenants at March 31, 2007.

Historical Cash Flows

Operating Activities

During the first quarter of 2007, net cash used by operations totaled $21.4 million as compared to net cash used in operations of $2.3 million during the first quarter of 2006. The decrease in operating cash flows was due primarily to the net effects of:

•	lower operating income before pension/OPEB in 2007;
•	lower reorganization costs of $2.9 million paid in 2007;
•
higher net cash used due to relative changes in our accounts receivable in 2007 of $24.8 million primarily due to a significant increase in March 2007 sales as compared to March 2006 sales and an abnormally high accounts receivable balance at December 31, 2005 as a result of exceptional demand during the third and fourth quarters of 2005 (the seasonality of our business generally results in a significant increase in accounts receivable during the first quarter of each year);

•
higher net cash generated from relative changes in our inventory in 2007 of $8.0 million due to production shutdowns during 2007 to better manage inventory levels considering less demand in January and February of 2007 (the seasonality of our business generally results in a moderate increase in inventory during the first quarter of each year as late spring demand depletes some of the inventories built during the fourth and first quarters); and

•	net cash generated from accounts payable during the first quarter of 2007 as we continue to obtain credit terms with suppliers following our emergence from Chapter 11 in August 2005.

Investing Activities

On March 23, 2007, we acquired substantially all of the operating land, buildings, equipment and inventory of CaluMetals, Inc. for $6.2 million cash and a $1.1 million non-interest bearing, unsecured note. We financed the cash payments of this acquisition through additional borrowings of $2.2 million on our revolving credit facility and $4.0 million on our Wachovia Term Loans.

During the first quarters of 2006 and 2007, we had capital expenditures of approximately $2.3 million and $7.6 million, respectively. The increase in capital expenditures was primarily related to a plant expansion at EWP and upgrades of production equipment at KSW. Capital expenditures for 2007 are expected to be approximately $15 million and are related primarily to upgrades of production equipment at KSW, completion of the EWP plant expansion, and improvements of the acquired assets of CaluMetals, Inc. We expect to fund capital expenditures using cash flows from operations and borrowing availability under our credit facilities.

Financing Activities

As a result of decreased profitability, the acquisition of CaluMetals’ assets, payments on the EWP expansion project and principal payments on our various credit facilities, we increased borrowings on our revolving credit facility by $42.5 million during the first quarter of 2007 as compared to increasing borrowings on our revolving credit facility by only $5.2 million during the first quarter of 2006. We also borrowed $4.0 million on our Wachovia Term Loans in the first quarter of 2007 in connection with the CaluMetals acquisition.

During the first quarter of 2007, we made principal payments of $8.3 million on our 8% Notes, $1.5 million on our UC Note and $1.1 million on our Wachovia Term Loans.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2006 Annual Report, and we refer you to the report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in Note 6 to the Condensed Consolidated Financial Statements.

Pension and Other Postretirement Obligations

We were not required to make any cash contributions to our defined benefit pension plan during 2006 and we do not expect to be required to make contributions to our defined benefit pension plans during 2007. However, we contributed $931,000 and $1.0 million to our other postretirement benefit plans during the first quarters of 2006 and 2007, respectively, and we anticipate contributing $3.2 million for the remainder of 2007. Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and postretirement benefit expense or credit and funding requirements in future periods.

Income Taxes

Although we expect to record a provision for income taxes throughout 2007 that approximates the statutory rate, we expect our 2007 cash tax payments, exclusive of any refunds, will approximate our gross 2006 cash tax payments.

Off-balance Sheet Financing Arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2006 Annual Report.

Liquidity Outlook

The $10.0 million County Term Loan, as amended, matures in June 2007. We anticipate the loan will be amended prior to June 2007 such that the June 2007 payment will be substantially reduced; the remaining principal will be paid on an installment basis over a period of years and the note will begin to bear interest. We may attempt to renegotiate certain of our other credit facilities, including extending the dates of scheduled principal payments. We continue efforts to recapture a portion of the market we lost during the last two years resulting from our Chapter 11 filings. We will continue to analyze the profitability of our operations and make operating decisions accordingly. Overall, we believe our cash flows from operating activities combined with availability under our credit agreement will be sufficient to enable us to meet our cash flow needs for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Reference is made to the 2006 Annual Report for a discussion of the market risks associated with changes in interest rates that affect us. There have been no material changes in such market risks since we filed the 2006 Annual Report.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Act”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Reference is made to disclosure provided under the caption "Other current litigation" in Note 6 to our Condensed Consolidated Financial Statements.

ITEM 1A. Risk Factors.

Reference is made to our 2006 Annual Report for a discussion of risk factors related to our businesses. There have been no material changes in such risk factors since we filed the 2006 Annual Report.

ITEM 6. Exhibits.

(a)
We have retained a signed original of any exhibit listed below that contains signatures, and we will provide any such exhibit to the Commission or its staff upon request. The following exhibit is included herein:

31.1	Certification.

31.2	Certification.

32.1	Certification.

4.1	First Amendment to Loan Agreement dated as of April 4, 2007 by and between Registrant and the County of Peoria, Illinois.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Keystone Consolidated Industries, Inc.
(Registrant)

Date: May 14, 2007	By: /s/ Bert E. Downing, Jr. Bert E. Downing, Jr. Vice President, Chief Financial Officer, Corporate Controller and Treasurer