Form 10-Q
period 2007-06-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2007-08-14
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007	Commission file number 1-3919

Keystone Consolidated Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	37-0364250
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(972) 458-0028

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

Number of shares of common stock outstanding on August 14, 2007: 10,000,000

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

INDEX
Part I.FINANCIAL INFORMATION	Page

Item 1.Financial Statements

Condensed Consolidated Balance Sheets – December 31, 2006; June 30, 2007 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) - Three months and six months ended June 30, 2006 (as adjusted); Three months and six months ended June 30, 2007	5

Condensed Consolidated Statements of Cash Flows (unaudited)– Six months ended June 30, 2006 (as adjusted); Six months ended June 30, 2007	6

Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income - Six months ended June 30, 2007 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II.OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 6. Exhibits	35

Items 2, 3 and 5 of Part II are omitted because there is no information to report.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
ASSETS	December 31, 2006	June 30, 2007
		(unaudited)

Current assets:
Accounts receivable, net	$31,661	$63,994
Inventories, net	61,343	53,810
Restricted investments	1,067	1,095
Deferred income taxes	12,571	12,571
Legal settlement receivable	-	5,400
Prepaid expenses and other	3,516	1,755

Total current assets	110,158	138,625

Property, plant and equipment:
Land	1,193	1,369
Buildings and improvements	56,953	61,132
Machinery and equipment	300,301	315,183
Construction in progress	12,563	6,004
	371,010	383,688
Less accumulated depreciation	282,315	287,983

Net property, plant and equipment	88,695	95,705

Other assets:
Restricted investments	6,079	6,202
Pension asset	557,279	590,832
Other, net	1,725	1,737

Total other assets	565,083	598,771

Total assets	$763,936	$833,101

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2006	June 30, 2007
		(unaudited)

Current liabilities:
Notes payable and current maturities of long-term debt	$43,699	$78,612
Accounts payable	9,947	9,361
Accrued other postretirement benefit (OPEB) cost	4,157	4,157
Other accrued liabilities	20,579	17,682

Total current liabilities	78,382	109,812

Noncurrent liabilities:
Long-term debt	32,749	33,227
Accrued OPEB cost	31,005	30,272
Deferred income taxes	197,712	212,014
Other	6,414	6,357

Total noncurrent liabilities	267,880	281,870

Liabilities subject to compromise	14,012	13,956

Stockholders' equity:
Common stock	100	100
Additional paid-in capital	75,423	75,423
Accumulated other comprehensive income	278,399	270,495
Retained earnings	49,740	81,445

Total stockholders' equity	403,662	427,463

Total liabilities and stockholders’ equity	$763,936	$833,101

Commitments and contingencies (Notes 6 and 11).

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(as adjusted)		(as adjusted)
	(unaudited)		(unaudited)

Net sales	$129,095	$122,665	$248,210	$235,763
Cost of goods sold	120,304	115,997	225,336	222,728

Gross margin	8,791	6,668	22,874	13,035

Other operating income (expense):
Selling expense	(1,687)	(1,753)	(3,478)	(3,431)
General and administrative expense	(2,899)	(3,010)	(5,657)	(5,868)
Defined benefit pension credit	12,165	20,379	24,326	40,757
OPEB credit	2,100	2,201	4,200	4,401
Gain on legal settlement	-	5,400	-	5,400

Total other operating income	9,679	23,217	19,391	41,259

Operating income	18,470	29,885	42,265	54,294

Nonoperating income (expense):
Corporate income (expense)	205	(787)	(65)	(965)
Interest expense	(1,337)	(1,792)	(2,539)	(2,989)
Interest and other income	357	354	359	552

Total nonoperating expense	(775)	(2,225)	(2,245)	(3,402)

Income before income taxes	17,695	27,660	40,020	50,892

Provision for income taxes	4,278	10,419	4,367	19,187

Net income	$13,417	$17,241	$35,653	$31,705

Basic and diluted income per share	$1.34	$1.72	$3.57	$3.17

Basic and diluted shares outstanding	10,000	10,000	10,000	10,000

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2006	2007
	(as adjusted)
	(unaudited)

Cash flows from operating activities:
Net income	$35,653	$31,705
Depreciation and amortization	7,699	7,847
Deferred income taxes	3,230	19,085
Defined benefit pension credit	(24,326)	(40,757)
OPEB credit	(4,200)	(4,401)
OPEB payments	(1,999)	(1,814)
Reorganization costs accrued	337	112
Reorganization costs paid	(3,397)	(100)
Other, net	421	350
Change in assets and liabilities (net of acquisition):
Accounts receivable	(11,903)	(32,417)
Inventories	11,521	10,292
Accounts payable	729	(587)
Other, net	2,649	(6,648)

Net cash provided by (used in) operating activities	16,414	(17,333)

Cash flows from investing activities:
Capital expenditures	(6,194)	(11,317)
Acquisition of CaluMetals’ assets	-	(6,240)
Collection of notes receivable	75	-
Restricted investments, net	(2,356)	(151)
Other, net	(58)	646

Net cash used in investing activities	(8,533)	(17,062)

Cash flows from financing activities:
Revolving credit facilities, net	(5,427)	44,710
Other notes payable and long-term debt:
Additions	306	4,065
Principal payments	(2,745)	(14,165)
Deferred financing costs paid	(15)	(215)

Net cash provided by (used in) financing activities	(7,881)	34,395

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures: Cash paid for:
Interest, net of amount capitalized	$2,139	$2,793
Income taxes, net	343	322

Non-cash issuance of debt for acquisition of CaluMetals’ assets	-	781

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Six months ended June 30, 2007
(In thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated other comprehensive	Retained		Comprehensive
	Shares	Amount	capital	income-pension	income-OPEB	earnings	Total	income
				(unaudited)

Balance – December 31, 2006	10,000	$100	$75,423	$222,202	$56,197	$49,740	$403,662

Net income	-	-	-	-	-	31,705	31,705	$31,705

Amortization of actuarial (gains) losses, net of tax	-	-	-	(4,870)	2,081	-	(2,789)	(2,789)

Amortization of prior service cost (credit), net of tax	-	-	-	382	(5,497)	-	(5,115)	(5,115)

Balance – June 30, 2007	10,000	$100	$75,423	$217,714	$52,781	$81,445	$427,463

Comprehensive income								$23,801

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(unaudited)

Note 1 – Organization and basis of presentation:

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the Securities and Exchange Commission on March 28, 2007 (the “2006 Annual Report”), except as disclosed in Note 11.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  The prior year’s Condensed Consolidated Financial Statements have been adjusted to reflect the change in accounting for planned major maintenance and the reclassification of OPEB credit to a separate line item as disclosed in the 2006 Annual Report.  Certain other reclassifications have been made to conform the prior year’s Condensed Consolidated Financial Statements to the current year’s classifications.  We have condensed the Consolidated Balance Sheet at December 31, 2006 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2006) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended June 30, 2007 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our 2006 Annual Report.

Contran Corporation owns 51% of our outstanding common stock at June 30, 2007.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

Through Calumet, we manufacture merchant and special bar quality products and special sections in carbon and alloy steel grades, offering a broad range of value added products for use in agricultural, cold drawn, construction, industrial chain, service centers, and transportation applications.  This new product line consists primarily of angles, flats, channels, rounds and squares.  Calumet’s primary raw material is billets and we expect to provide the majority of Calumet’s billet requirements from our mini-mill, which has sufficient capacity to supply the needed billets.  This acquisition allows us to further enhance our vertical integration strategy by converting more of our current billet production into higher-margin products.

CaluMetals sold approximately 17,000 tons of product during 2006 for $10.9 million.  Our newly formed segment, Keystone-Calumet, includes Calumet’s results of operations from the date of acquisition.

Note 3 – Business Segment Information:

Our operating segments are organized by our manufacturing facilities and include four reportable segments:

•
Keystone Steel and Wire (“KSW”), located in Peoria, Illinois, operates an electric arc furnace mini-mill and manufactures and sells wire rod, industrial wire, coiled rebar and fabricated wire products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets;

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

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(as adjusted)		(as adjusted)
	(In thousands)

Net sales:
KSW	$118,805	$119,867	$236,485	$232,484
EWP	18,115	15,093	30,733	26,070
KWP	4,883	3,828	9,805	7,434
Calumet	-	1,315	-	1,315
Elimination of intersegment sales:
KSW	(9,314)	(13,613)	(21,904)	(24,137)
KWP	(3,394)	(3,825)	(6,909)	(7,403)

Total net sales	$129,095	$122,665	$248,210	$235,763

Operating income (loss):
KSW	$794	$1,947	$8,884	$2,913
EWP	3,584	2,499	4,495	3,495
KWP	106	46	49	88
Calumet	-	(464)	-	(549)
Pension credit	12,165	20,379	24,326	40,757
OPEB credit	2,100	2,201	4,200	4,401
Gain on legal settlement	-	5,400	-	5,400
Allocation differences (1)	(279)	(2,123)	311	(2,211)

Total operating income	18,470	29,885	42,265	54,294

Nonoperating income (expense):
Corporate income (expense)	205	(787)	(65)	(965)
Interest expense	(1,337)	(1,792)	(2,539)	(2,989)
Interest and other income	357	354	359	552

Income before income taxes	$17,695	$27,660	$40,020	$50,892

(1) Allocation differences primarily relate to the elimination of intercompany profit or loss on ending inventory balances.

Note 4 – Inventories, net:

	December 31,	June 30,
	2006	2007
	(In thousands)

Raw materials	$9,735	$10,650
Work in process	25,391	18,032
Finished products	26,513	25,340
Supplies	18,283	20,530

Inventory at FIFO	79,922	74,552
Less LIFO reserve	18,579	20,742

Total	$61,343	$53,810

Note 5 - Notes payable and long-term debt:

	December 31,	June 30,
	2006	2007
	(In thousands)

Wachovia revolving credit facility	$17,734	$62,444
8% Notes	25,740	17,424
UC Note	5,465	3,140
Term loans:
Wachovia	17,390	18,952
County	10,000	9,000
Other	119	879

Total debt	76,448	111,839
Less current maturities	43,699	78,612

Total long-term debt	$32,749	$33,227

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

In May 2007, we amended the County Term Loan such that the principal payment of $10.0 million that would otherwise have been due on June 1, 2007 was reduced to $1.0 million.  The remaining $9.0 million principal amount will bear interest at a rate of 7.5% per annum, and principal and interest will be paid in semi-annual installments of $838,000 through June 1, 2014.  All other significant terms and conditions of the County Term Loan remain unchanged.

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant by analyzing and estimating the range of reasonably possible costs to us.  Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation.  The extent of CERCLA liability cannot be determined until the Remedial Investigation/Feasibility Study (“RI/FS”) is complete, the U.S. EPA issues a Record of Decision (“ROD”) and costs are allocated among PRPs.  The extent of liability under analogous state cleanup statutes and for common law equivalents is subject to similar uncertainties. The upper end of the range of reasonably possible costs to us for sites for which it is possible to estimate costs (13 sites) is approximately $14.0 million.  Our estimate of such costs has not been discounted to present value, and other than certain previously-reported settlements with respect to certain of our former insurance carriers, we have not recognized any material insurance recoveries.  We have provided accruals ($13.2 million at June 30, 2007, $8.4 million of which is reflected in liabilities subject to compromise on our June 30, 2007 Balance Sheet) for 9 sites which we believe our liability is probable and reasonably estimable.  However, our ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs, the allocation of such costs among PRPs, the solvency of other PRPs or a determination that we are potentially responsible for the release of hazardous substances at other sites.  In addition, the actual timeframe of our payments for these matters may be substantially in the future.  It is possible our actual costs could differ from the amounts we have accrued or the upper end of the range for sites for which estimates have been made.

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

Although we believe our comprehensive general liability insurance policies provide indemnification for certain costs that we incur with respect to our environmental remediation obligations, we do not currently have receivables recorded for such recoveries other than the settlement described in “Other current litigation” below.

More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.  A summary of activity in our environmental accruals for the six months ended June 30, 2007 is as follows:

Six months ended June 30,
(In thousands)

Balance at December 31, 2006	$13,252
Expense	-
Payments	(80)

Balance at June 30, 2007	$13,172

Amounts classified at June 30, 2007 as:
Current accrued environmental cost	$218
Noncurrent accrued environmental cost	4,521
Liabilities subject to compromise	8,433

Total	$13,172

Environmental liabilities subject to compromise at June 30, 2007

All of the recorded environmental liability included in liabilities subject to compromise on our December 31, 2006 and June 30, 2007 Condensed Consolidated Balance Sheets relates to sites involving Sherman Wire Company (“SWC”), one of our pre-petition wholly-owned subsidiaries or one of its predecessors as SWC’s environmental liabilities continue to be negotiated and adjudicated subsequent to our emergence from Chapter 11.  As of June 30, 2007, only one claim awaits final adjudication.

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

Open sites at June 30, 2007 that are no longer subject to compromise

We are currently involved in the closure of inactive waste disposal units at KSW pursuant to a closure plan approved by the Illinois Environmental Protection Agency (“IEPA”) in September 1992 (“the Closure Plan”).  The original closure plan provided for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes.  We recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. We adjusted the recorded liability for each Phase as actual remediation costs became known.  We believe we have completed the remediation required by the Closure Plan (as amended).  However, as of June 30, 2007, the IEPA has not approved the work.  Pursuant to agreements with the IEPA and Illinois Attorney General's office (“IAG”), we are required to deposit $75,000 per quarter into a trust fund until such time as the sites are completely remediated in accordance with the Closure Plan and we are permitted to withdraw funds from the trust fund as we incur costs related to the remediation.  During the first half of 2007, we paid approximately $32,000 in remediation costs for these sites and did not receive any funds from the trust fund.  At December 31, 2006 and June 30, 2007, the trust fund had a balance of $2.1 million and $2.2 million, respectively, which were included in other noncurrent assets.  As we believe we have completely remediated the sites, we are no longer making quarterly deposits into the trust fund as of June 30, 2007.

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

Prior to SWC’s acquisition of DeSoto, DeSoto was notified by the Texas Natural Resource Conservation Commission ("TNRCC") that there were certain deficiencies in prior reports to TNRCC relative to one of its non-operating facilities located in Gainesville, Texas.  During 1999, SWC entered into TNRCC's Voluntary Cleanup Program.  Remediation costs are presently estimated to be between $777,000 and $2.0 million.  Investigation activities are on-going including additional soil and groundwater sampling.

Other current litigation

We have been involved in a legal proceeding with one of our former insurance carriers regarding the nature and extent of the carrier’s obligation to us under insurance policies in effect from 1945 to 1985 with respect to environmental remediation expenditures we previously made at certain sites.  In July 2007, we entered into a settlement agreement with such carrier in which the carrier agreed to pay us $5.4 million for settlement of this matter.  At June 30, 2007, we accrued a $5.4 million receivable for this settlement, and we received the $5.4 million in July 2007.

We are engaged in various legal proceedings incidental to our normal business activities. In our opinion, none of such proceedings is material in relation to our consolidated financial position, results of operations or liquidity.

Pre-petition claims against SWC continue to be stayed while the CRI environmental claim is adjudicated.

Note 7 - Other accrued liabilities:

	December 31,	June 30,
	2006	2007
	(In thousands)
Current:
Employee benefits	$10,714	$9,072
Self insurance	5,492	4,093
Pre-petition unsecured creditor settlement	985	982
Environmental	250	218
Other	3,138	3,317

Total	$20,579	$17,682

Noncurrent:
Environmental	$4,521	$4,521
Workers compensation	1,785	1,714
Other	108	122

Total	$6,414	$6,357

Note 8 – Liabilities subject to compromise:

We emerged from bankruptcy protection on August 31, 2005, however, before the bankruptcy can be completely closed, all claims must be adjudicated.  As of June 30, 2007, only two significant claims had not been adjudicated: (i) an environmental claim against SWC, and (ii) an employment related claim against KCI.  Because all of the claims of SWC’s pre-petition unsecured creditors have not yet been finally adjudicated, all of SWC’s liabilities are still classified as liabilities subject to compromise on our Condensed Consolidated Balance Sheets and are as follows:

	December 31,	June 30,
	2006	2007
	(In thousands)

Environmental	$8,481	$8,433
Accounts payable	789	789
Disposition of former facilities	442	468
Other	4,300	4,266

Total	$14,012	$13,956

Note 9 – Employee benefit plans:

The components of our net periodic defined benefit pension credit are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(In thousands)
Service cost	$959	$969	$1,918	$1,938
Interest cost	5,106	5,267	10,212	10,534
Expected return on plan assets	(16,863)	(23,013)	(33,726)	(46,025)
Amortization of accumulated other comprehensive income:
Prior service cost	227	306	454	612
Actuarial gains	(1,594)	(3,908)	(3,184)	(7,816)

Total	$(12,165)	$(20,379)	$(24,326)	$(40,757)

We currently expect our 2007 defined benefit pension credit will approximate $81.5 million and that no cash contributions will be required during 2007.

The components of our net periodic credit related to other postretirement benefits (“OPEB”) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(In thousands)

Service cost	$63	$60	$126	$121
Interest cost	495	480	990	960
Expected return on plan assets
Amortization of accumulated other comprehensive income:
Prior service credit	(4,327)	(4,411)	(8,654)	(8,822)
Actuarial losses	1,669	1,670	3,338	3,340

Total	$(2,100)	$(2,201)	$(4,200)	$(4,401)

We currently expect our 2007 OPEB credit will approximate $8.8 million and anticipate contributing $4.2 million of cash to our OPEB plans during 2007.

Note 10 – Provision for income taxes:

	Six months ended June 30,
	2006	2007
	(as adjusted)
	(In thousands)

Expected tax provision, at statutory rate	$14,007	$17,811
U.S. state income taxes, net	1,388	1,345
Deferred tax asset valuation allowance	(10,675)	-
Other, net	(353)	31

Provision for income taxes	$4,367	$19,187

Note 11 – Recent Accounting Pronouncements:

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

We accrue interest and penalties on uncertain tax positions as a component of our provision for income taxes when required.  We did not accrue any interest and penalties for the first half of 2007 and had no accrued interest or penalties at June 30, 2007 for uncertain tax positions.  At January 1, 2007 and June 30, 2007 we had no accrual for uncertain tax positions.

We file income tax returns in various U.S. federal, state and local jurisdictions.  Our income tax returns prior to 2003 are generally considered closed to examination by applicable tax authorities.

Planned Major Maintenance Activities - In September 2006, the FASB issued FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which we adopted in the fourth quarter of 2006.  Under FSP No. AUG AIR-1 we are no longer permitted to accrue in advance for planned major maintenance.  In the past, we have accrued in advance during the year for our planned major maintenance activities expected to be undertaken within that year.  We retroactively adjusted our financial statements to reflect the direct expense method of accounting for planned major maintenance expense for prior periods in compliance with the new standard.  The effect of adopting the FSP on our previously reported Consolidated Financial Statements is contained in our 2006 Annual Report.

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

Recent Developments

On March 23, 2007, our newly-formed, wholly-owned subsidiary, Keystone-Calumet, Inc. (“Calumet”) acquired substantially all of the operating land, buildings, equipment and inventory of CaluMetals, Inc. for $6.2 million cash and a $1.1 million non-interest bearing, unsecured note.  Calumet manufactures merchant and special bar quality products and special sections in carbon and alloy steel grades, offering a broad range of value added products for use in agricultural, cold drawn, construction, industrial chain, service centers, and transportation applications.  This new product line consists primarily of angles, flats, channels, rounds and squares.  Calumet’s primary raw material is steel billets and we expect to provide the majority of Calumet’s billet requirements from our mini-mill, which has sufficient capacity to supply the needed billets.  This acquisition allows us to further enhance our vertical integration strategy by converting more of our current billet production into higher-margin products.

CaluMetals sold approximately 17,000 tons of product during 2006 for $10.9 million.  Our newly formed segment, Keystone-Calumet, includes Calumet’s results of operations from the date of acquisition.

During the first quarter of 2007, our primary credit facility was amended, increasing the total committed facility amount from $80.0 million to $100.0 million, in part to finance the CaluMetals acquisition.  Additionally, in May 2007, we amended the County Term Loan such that the principal payment of $10.0 million that would otherwise have been due on June 1, 2007 was reduced to $1.0 million.  The remaining $9.0 million principal amount will bear interest at a rate of 7.5% per annum, and principal and interest will be paid in semi-annual installments of $838,000 through June 1, 2014.  All other significant terms and conditions of the County Term Loan remain unchanged.

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

Results of Operations

Historically, we have experienced greater sales and profits during the first half of the year due to the seasonality of sales in principle wire products markets, including the agricultural and construction markets.  However, the first half of 2007 has not been as profitable as prior years primarily due to an increase in ferrous scrap costs that we have not been able to fully recover through price increases to date and a soft market due to price increases and inclement weather causing delays in construction and agricultural projects scheduled for this spring and summer.  We anticipate an increase in demand during the third quarter of 2007 as these delayed projects are undertaken.  Additionally, we believe the margin between ferrous scrap prices and selling prices will return to normal levels during the third quarter.

Our profitability is primarily dependent on sales volume, per-ton selling prices, per-ton ferrous scrap cost, and energy costs.  Additionally, because pension and OPEB expense or credits are unrelated to the operating activities of our business, we measure our overall performance using operating income before pension and OPEB credit or expense.  Operating income before pension and OPEB credit or expense is a non-GAAP measure of profitability that is not in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and it should not be considered in isolation or as a substitute for a measure prepared in accordance with GAAP.  A reconciliation of operating income as reported to operating income adjusted for pension and OPEB credits is set forth in the following table.

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(In thousands)
Operating income as reported	$18,470	$29,885	$42,265	$54,294
Defined benefit pension credit	(12,165)	(20,379)	(24,326)	(40,757)
OPEB credit	(2,100)	(2,201)	(4,200)	(4,401)
Operating income before pension and OPEB	$4,205	$7,305	$13,739	$9,136

Operating income before pension and OPEB for the second quarter of 2007 was higher than operating income before pension and OPEB for the same period during 2006 primarily due to the net effects of the following factors:
•	legal settlement with a former insurance carrier of $5.4 million;
•	higher product selling prices;
•
lower shipment volumes of billets primarily resulting from exceptional shipment volumes in 2006 due to competitor labor disputes and equipment issues and the use of more of our billets internally at Calumet;

•	lower shipment volumes of welded wire reinforcement due to a decline in the construction of new homes;
•
lower shipment volumes of industrial wire due, in part, to lower market demand as a result of both increased imported finished products that adversely affected our customers’ sales volumes and our increased selling prices;

•	increased costs for ferrous scrap;
•	increased costs for zinc;
•	increased costs for electricity due to deregulation on January 1, 2007, following a ten year rate freeze in Illinois (where our largest manufacturing facility is located); and
•	increased costs for natural gas.

Operating income before pension and OPEB for the first half of 2007 was lower than operating income before pension and OPEB for the same period during 2006 primarily due to the net effects of the following factors:

•	lower shipment volumes of billets primarily due to exceptional shipment volumes in 2006 as described above and the use of more of our billets internally at Calumet;
•	lower shipment volumes of welded wire reinforcement due to a decline in the construction of new homes;
•
lower shipment volumes of wire rod primarily due to unusually cold weather which impeded our ability to ship by barge during the first quarter of 2007 and exceptionally high demand during 2006 due to competitor production problems that were resolved during the fourth quarter of 2006, partially offset by lower quantities of import product available for sale and higher prices for import product;

•	increased costs for ferrous scrap;
•	increased costs for electricity due to deregulation as described above;
•	increased costs for zinc;
•	higher product selling prices primarily in reaction to our increased costs for ferrous scrap;
•	lower costs for natural gas; and
•	the legal settlement with a former insurance carrier of $5.4 million.

Our consolidated sales volume and per-ton selling prices for the second quarter and first six months of 2006 and 2007 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007

Sales volume (000 tons):
Fabricated wire products	33	30	67	64
Welded wire reinforcement	21	16	36	29
Nails	6	(1)	11	1
Industrial wire	21	16	39	38
Coiled rebar	(1)	2	-	8
Bars and shapes	-	2	-	2
Wire rod	103	105	206	191
Billets	17	-	27	-
Total	201	171	386	333

Per-ton selling prices:
Fabricated wire products	$1,050	$1,079	$1,039	$1,073
Welded wire reinforcement	845	907	858	895
Nails	710	943	704	787
Industrial wire	707	771	712	749
Coiled rebar	548	619	548	550
Bars and shapes	-	726	-	726
Wire rod	490	562	490	542
Billets	378	-	366	132
All products	638	707	639	701

(1) Less than 1,000 tons.

Outlook for 2007

We currently believe 2007 operating income before pension and OPEB will be less than 2006 due primarily to the net effects of the following factors:
•
lower shipment volume due to a 52-week year in 2007 as compared to a 53-week year in 2006, the decision to discontinue our nail business and the use of a higher percentage of our billets and wire rod in our downstream businesses, partially offset by increased shipment volumes of fabricated wire products;

•	increased overall per-ton selling price (although not enough to offset increases in our production costs for the entire year);
•	higher ferrous scrap costs;
•	increased energy costs as a result of deregulation as described above;
•	lower conversion costs as a result of the rod mill reheat furnace overhaul during the fourth quarter of 2006;
•	higher depreciation expense related to the expansion project at EWP and the new reheat furnace at KSW; and
•	lower costs as a result of the relocation of KWP’s industrial wire manufacturing operations to KSW and the discontinuance of nail operations.

Expected trends in other items in 2007 as compared to 2006 are as follows:
•	higher defined benefit pension credit in 2007;
•	increased interest expense in 2007 due, in part, to the additional financing obtained for the Calumet acquisition and the County Term Loan amendment; and
•	a provision for income taxes that more approximates the statutory rate in 2007.

See Note 11 to our Condensed Consolidated Financial Statements for the projected impact of recent accounting pronouncements on our financial position and results of operations.

Segment Operating Results:

Our operating segments are organized by our manufacturing facilities and include four reportable segments:

•
Keystone Steel and Wire (“KSW”), located in Peoria, Illinois, operates an electric arc furnace mini-mill and manufactures and sells wire rod, industrial wire, coiled rebar and fabricated wire products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets;

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

During the third quarter of 2006, we decided to discontinue our nail operations as lower wage rates and other costs in foreign countries have resulted in market prices that eliminated the profitability of our nail business.  Also during the third quarter of 2006, in an effort to reduce costs, we decided to relocate KWP’s industrial wire manufacturing process to KSW.  During the second quarter of 2007, all nail production was phased out and the relocation of KWP’s industrial wire manufacturing operations was completed.

Our consolidated net sales, cost of goods sold, operating costs and operating income before pension and OPEB by segment are set forth in the following tables.

	KSW	EWP	KWP	Calumet	Allocation differences(1)	Total
	(In thousands)
Three months ended June 30, 2006:

Net sales	$118,805	$18,115	$4,883	$-	$(12,708)	$129,095
Cost of goods sold	114,711	13,408	4,624	-	(12,439)	120,304
Gross margin	4,094	4,707	259	-	(269)	8,791

Selling and administrative expense	(3,300)	(1,123)	(153)	-	(10)	(4,586)
Operating income (loss) before pension/OPEB	$794	$3,584	$106	$-	$(279)	$4,205

Three months ended June 30, 2007:

Net sales	$119,867	$15,093	$3,828	$1,315	$(17,438)	$122,665
Cost of goods sold	114,397	11,640	3,693	1,601	(15,334)	115,997
Gross margin	5,470	3,453	135	(286)	(2,104)	6,668

Selling and administrative expense	(3,523)	(954)	(89)	(178)	(19)	(4,763)
Gain on legal settlement	-	-	-	-	5,400	5,400
Operating income (loss) before pension/OPEB	$1,947	$2,499	$46	$(464)	$3,277	$7,305

Six months ended June 30, 2006:

Net sales	$236,485	$30,733	$9,805	$-	$(28,813)	$248,210
Cost of goods sold	220,917	24,132	9,427	-	(29,140)	225,336
Gross margin	15,568	6,601	378	-	327	22,874

Selling and administrative expense	(6,684)	(2,106)	(329)	-	(16)	(9,135)
Operating income before pension/OPEB	$8,884	$4,495	$49	$-	$311	$13,739

Six months ended June 30, 2007:

Net sales	$232,484	$26,070	$7,434	$1,315	$(31,540)	$235,763
Cost of goods sold	222,518	20,768	7,148	1,677	(29,383)	222,728
Gross margin	9,966	5,302	286	(362)	(2,157)	13,035

Selling and administrative expense	(7,053)	(1,807)	(198)	(187)	(54)	(9,299)
Gain on legal settlement	-	-	-	-	5,400	5,400
Operating income (loss) before pension/OPEB	$2,913	$3,495	$88	$(549)	$3,189	$9,136

(1)Allocation differences related to net sales and cost of goods sold are the elimination of intercompany sales.  Cost of goods sold allocation differences also include the elimination of intercompany profit or loss on ending inventory balances.

Keystone Steel & Wire

	Three months ended June 30,
	2006	% of sales	2007	% of Sales
	($ in thousands)

Net sales	$118,805	100.0%	$119,867	100.0%
Cost of goods sold	114,711	96.6	114,397	95.4
Gross margin	4,094	3.4	5,470	4.6

Selling and administrative expense	(3,300)	(2.8)	(3,523)	(3.0)
Operating income before pension/OPEB	$794	0.6%	$1,947	1.6%

	Six months ended June 30,
	2006	% of sales	2007	% of Sales
	($ in thousands)

Net sales	$236,485	100.0%	$232,484	100.0%
Cost of goods sold	220,917	93.4	222,518	95.7
Gross margin	15,568	6.6	9,966	4.3

Selling and administrative expense	(6,684)	(2.8)	(7,053)	(3.0)
Operating income before pension/OPEB	$8,884	3.8%	$2,913	1.3%

The primary drivers of sales, cost of goods sold, and the resulting gross margin are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Sales volume (000 tons):
Fabricated wire products	32	30	66	64
Nails	6	(1)	11	1
Industrial wire	19	19	36	45
Coiled rebar	(1)	2	(1)	8
Wire rod	123	121	253	221
Billets	17	6	27	6
Total	197	178	393	345
(1)Less than 1,000 tons.

Per-ton selling prices:
Fabricated wire products	$1,050	$1,077	$1,039	$1,073
Nails	710	943	704	787
Industrial wire	707	843	714	766
Coiled rebar	548	619	548	550
Wire rod	485	548	484	538
Billets	378	471	366	463
All products	597	667	596	667

Average per-ton ferrous scrap purchase cost	$210	$253	$208	$239

Average electricity cost per kilowatt hour (2)	$0.04	$0.05	$0.04	$0.05

Average natural gas cost per therm (2)	$0.69	$0.77	$0.84	$0.77

(2) Generally, we use 44 million kilowatt hours of electricity and 2 million therms of natural gas per month.

Operating income before pension and OPEB for the second quarter of 2007 was higher than operating income before pension and OPEB for the same period during 2006 primarily due to an increase in selling prices partially offset by a decrease in shipment volumes, increases in the cost of ferrous scrap, electricity, natural gas, zinc and other materials.

Operating income before pension and OPEB for the first half of 2007 was lower than operating income before pension and OPEB for the same period during 2006 primarily due to a decrease in shipment volumes and increases in the cost of ferrous scrap, electricity, zinc and other material, partially offset by higher selling prices and lower natural gas costs.

Lower shipment volumes of billets during the second quarter and first half of 2007 were primarily a result of exceptional shipment volumes in 2006 due to competitor labor disputes and equipment issues and the use of more of our billets internally at Calumet.  Lower shipment volumes of nails during the second quarter and first half of 2007 were due to the discontinuance of our nail operations.

Lower shipment volumes of wire rod during the first half of 2007 were primarily due to unusually cold weather which impeded our ability to ship by barge during the first quarter of 2007 and exceptionally high demand during 2006 due to competitor production problems that were resolved during the fourth quarter of 2006, partially offset by lower quantities of import product available for sale and higher prices for import product.  Higher shipment volumes of industrial wire during the first half of 2007 as compared to the same period during 2006 were primarily due to customer production problems during the first quarter of 2007 which resulted in us selling industrial wire to one of our wire rod customers.

The higher per-ton selling prices on all products during the second quarter and first half of 2007 as compared to the same periods of 2006 were due primarily to significantly higher ferrous scrap costs, as the price we sell our products is influenced, in part, by the market cost of ferrous scrap.

Electricity costs have increased due to the deregulation of electricity in Illinois on January 1, 2007 following a ten year rate freeze.

Engineered Wire Products

	Three months ended June 30,
	2006	% of sales	2007	% of sales
	($ in thousands)

Net sales	$18,115	100.0%	$15,093	100.0%
Cost of goods sold	13,408	74.0	11,640	77.1
Gross margin	4,707	26.0	3,453	22.9

Selling and administrative expense	(1,123)	(6.2)	(954)	(6.3)
Operating income before pension/OPEB	$3,584	19.8%	$2,499	16.6%

	Six months ended June 30,
	2006	% of sales	2007	% of sales
	($ in thousands)

Net sales	$30,733	100.0%	$26,070	100.0%
Cost of goods sold	24,132	78.5	20,768	79.7
Gross margin	6,601	21.5	5,302	20.3

Selling and administrative expense	(2,106)	(6.9)	(1,807)	(6.9)
Operating income before pension/OPEB	$4,495	14.6%	$3,495	13.4%

The primary drivers of sales, cost of goods sold, and the resulting gross margin are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007

Sales volume (000 tons) – Welded wire reinforcement	21	16	36	29

Per-ton selling prices – Welded wire reinforcement	$845	$907	$858	$895

Average per-ton wire rod purchase cost	$498	$551	$495	$535

The lower shipment volume during the second quarter and first half of 2007 as compared to the same periods during 2006 was due to a decline in the construction of new homes which results in a decline of related infrastructure projects and consequently, in a decrease in the sales of welded wire reinforcement.

The higher per-ton selling prices for the second quarter and first half of 2007 as compared to the same periods during 2006 were due primarily to higher cost for wire rod, EWP’s primary raw material.  EWP sources substantially all of its wire rod requirements from KSW at prices that we believe approximate market.

Keystone Wire Products

	Three months ended June 30,
	2006	% of sales	2007	% of sales
	($ in thousands)

Net sales	$4,883	100.0%	$3,828	100.0%
Cost of goods sold	4,624	94.7	3,693	96.5
Gross margin	259	5.3	135	3.5

Selling and administrative expense	(153)	(3.1)	(89)	(2.3)
Operating income before pension/OPEB	$106	2.2%	$46	1.2%

	Six months ended June 30,
	2006	% of sales	2007	% of sales
	($ in thousands)

Net sales	$9,805	100.0%	$7,434	100.0%
Cost of goods sold	9,427	96.1	7,148	96.2
Gross margin	378	3.9	286	3.8

Selling and administrative expense	(329)	(3.4)	(198)	(2.6)
Operating income before pension/OPEB	$49	0.5%	$88	1.2%

The primary drivers of sales, cost of goods sold, and the resulting gross margin are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Sales volume (000 tons):
Fabricated wire products	3	2	7	5
Industrial wire	2	-	4	-
Total	5	2	11	5

Per-ton selling prices:
Fabricated wire products	$1,001	$1,852	$1,013	$1,461
Industrial wire	700	-	684	-

The decrease in operating income before pension and OPEB for the second quarter of 2007 as compared to the second quarter of 2006 was primarily due to lower sales volume and higher raw material cost, partially offset by increased selling prices.  KWP’s primary raw material in 2007 is industrial wire.  Prior to the relocation of KWP’s industrial wire operations to KSW, KWP’s primary raw material was wire rod, which was then used to manufacture industrial wire.  KWP sources substantially all of its primary raw material (wire rod in 2006 and industrial wire in 2007) from KSW at prices that we believe approximate market.  As the cost of ferrous scrap, KSW’s primary raw material, has increased, KSW’s selling prices to KWP have increased resulting in an ultimate higher cost for industrial wire.

The improvement in operating income before pension and OPEB for the first half of 2007 as compared to the first half of 2006 was primarily due to higher selling prices and lower depreciation expense and payroll costs resulting from the relocation of KWP’s industrial wire operations to KSW.

The higher per-ton selling prices for the second quarter and first half of 2007 as compared to the same periods of 2006 were due primarily to higher cost for industrial wire.

Calumet

	Three months ended June 30,		Six months ended June 30,
	2007	% of sales	2007	% of sales
	($ in thousands)

Net sales	$1,315	100.0%	$1,315	100.0%
Cost of goods sold	1,601	121.7	1,677	127.5
Gross margin	(286)	(21.7)	(362)	(27.5)

Selling and administrative expense	(178)	(13.5)	(187)	(14.2)
Operating loss before pension/OPEB	$(464)	(35.2)%	$(549)	(41.7)%

The primary drivers of sales, cost of goods sold, and the resulting gross margin are as follows:

	Three months ended June 30, 2007	Six months ended June 30, 2007

Sales volume (000 tons):
Bars and shapes	2	2

Per-ton selling prices:
Bars and shapes	$726	$726

Average per-ton billet purchase cost	$465	$465

We are in the process of communicating with our customer markets to attempt to re-establish Calumet’s mill as a reliable supplier of bar products.  Prior to our acquisition, CaluMetals, Inc. had difficulty meeting customer deadlines due to various production issues including the lack of a steady supply of billets, the operation’s primary raw material.  We now source substantially all of Calumet’s billet requirements from KSW, which has sufficient capacity to supply the needed billets and we have established an inventory of bar products to facilitate expedient deliveries to our customers.  We believe we will ultimately gain customer confidence which should, in turn, lead to increased sales and profitability.

Pension Credits

During the second quarter and first six months of 2007, we recorded a defined benefit pension credit of $20.4 million and $40.8 million, respectively, as compared to recording a defined benefit pension credit in the same periods during 2006 of $12.2 million and $24.3 million, respectively.  The increase in the pension credit in 2007 was primarily the result of the expected rate of return on plan assets, as our plan assets increased by $233 million during 2006.

Gain on Legal Settlement

See Note 6 to our Condensed Consolidated Financial Statements.

Corporate Expense

During the second quarter and first six months of 2007, we recorded corporate expense of $787,000 and $965,000, respectively, as compared to corporate income of $205,000 and corporate expense of $65,000 recorded during the same periods of 2006.  The increase in corporate expenses was primarily due to higher state franchise taxes and general insurance expense.

Interest Expense

Interest expense during the second quarter and first six months of 2007 of $1.8 million and $3.0 million, respectively, increased from interest expense during the same periods in 2006 of $1.3 million and $2.5 million, respectively.  The primary drivers of interest expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	($ in thousands)

Average debt balance	$98,093	$108,239	$96,683	$98,700

Weighted average interest rates	5.3%	6.5%	5.1%	5.9%

The increases in the overall weighted average interest rates during the 2007 periods were primarily due to an increase in the prime rate.  Interest rates on our primary credit facility range from the prime rate to the prime rate plus .5%.

Provision for Income Taxes

A tabular reconciliation of the difference between the U.S. federal statutory income tax rate and our effective income tax rates is included in Note 10 to our Condensed Consolidated Financial Statements.  Prior to the second quarter of 2006, considering all factors believed to be relevant, we believed our gross deferred tax assets (including net operating loss carryforwards) did not meet the more-likely-than-not realizability test.  As such, we had provided a deferred tax asset valuation allowance to offset our net deferred income tax asset (before valuation allowance) of approximately $10.7 million at December 31, 2005.  Primarily as a result of the deferred tax asset valuation allowance, our provision for income taxes during the first quarter of 2006 was not significant.  However, during the first six months of 2006, we recorded taxable income in excess of our available net operating loss carryforwards.  As such, the valuation allowance related to those deferred tax assets was completely reversed during the first six months of 2006.  After such reversal, we have a net deferred tax liability.  We believe the realization of our remaining deferred tax assets (including an alternative minimum tax credit carryforward) meet the more-likely-than-not realizability test.  Accordingly, we recorded a provision for income taxes that approximated the statutory rate for the first two quarters of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Borrowing Availability

	December 31,	June 30,
	2006	2007
	(In thousands)

Working capital	$31,776	$28,813
Revolving credit facility	17,734	62,444

Borrowing availability	23,697	9,738

During the first quarter of 2007, we completed an amendment to our primary credit facility, increasing the total committed facility amount from $80.0 million to $100.0 million, in part to finance the CaluMetals acquisition.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.5 million at June 30, 2007).  The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.  Accordingly, any outstanding balances under this facility are always classified as a current liability regardless of the maturity date of the facility.

Our primary credit facility requires compliance with certain financial covenants related to performance measures.  We were in compliance with all financial covenants at June 30, 2007.

Historical Cash Flows

Operating Activities

During the first half of 2007, net cash used in operations totaled $17.3 million as compared to net cash provided by operations of $16.4 million during the first half of 2006.  The $33.7 million net decrease in operating cash flows was due primarily to the net effects of:

•	lower operating income before pension/OPEB in 2007 of $4.6 million;
•	lower reorganization costs of $3.3 million paid in 2007;
•
higher net cash used due to relative changes in our accounts receivable in 2007 of $20.5 million primarily due to a significant increase in wire rod sales at the end of June 2007 as compared to the end of June 2006, extended payment terms for certain customers and an abnormally high accounts receivable balance at December 31, 2005 as a result of exceptional demand during the third and fourth quarters of 2005 (the seasonality of our business generally results in a significant increase in accounts receivable during the first half of each year); and

•	cash proceeds of $4.0 million in 2006 for an insurance settlement that was recorded as a liability subject to compromise.

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

During the first two quarters of 2006 and 2007, we had capital expenditures of approximately $6.2 million and $11.3 million, respectively.  The increase in capital expenditures was primarily related to a plant expansion at EWP and upgrades of production equipment at KSW.  Capital expenditures for 2007 are expected to be approximately $15 million and are related primarily to upgrades of production equipment at KSW, completion of the EWP plant expansion, and improvements of the acquired assets of CaluMetals, Inc.  We expect to fund capital expenditures using cash flows from operations and borrowing availability under our credit facilities.

During the first half of 2006, restricted investments increased due to the $4.0 million received related to an insurance settlement partially offset by $1.9 million of reimbursements received from our environmental trust funds.  We had no significant activity in restricted investments during the first half of 2007.

Financing Activities

As a result of decreased profitability, the acquisition of CaluMetals’ assets, payments on the EWP expansion project and principal payments on our various credit facilities, we increased borrowings on our revolving credit facility by $44.7 million during the first half of 2007 as compared to decreasing borrowings on our revolving credit facility by $5.4 million during the first half of 2006.  We also borrowed $4.0 million on our Wachovia Term Loans in the first quarter of 2007 in connection with the CaluMetals acquisition.

During the first half of 2007, we made principal payments of $8.3 million on our 8% Notes, $2.3 million on our UC Note, $2.5 million on our Wachovia Term Loans and $1.0 million on our County Term Loan.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2006 Annual Report, and we refer you to the report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in Notes 6 and 11 to the Condensed Consolidated Financial Statements.

Pension and Other Postretirement Obligations

We were not required to make any cash contributions to our defined benefit pension plan during 2006 and we do not expect to be required to make contributions to our defined benefit pension plans during 2007.  However, we contributed $2.0 million and $1.8 million to our other postretirement benefit plans during the first half of 2006 and 2007, respectively, and we anticipate contributing $2.4 million for the remainder of 2007.  Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and postretirement benefit expense or credit and funding requirements in future periods.

Legal Settlement

At June 30, 2007, we had accrued a $5.4 million receivable for the 2007 legal settlement with a former insurance carrier which was collected in July 2007.  See Note 6 to our Condensed Consolidated Financial Statements.

County Term Loan Amendment

In May 2007, we amended the County Term Loan such that the principal payment of $10.0 million that would otherwise have been due on June 1, 2007 was reduced to $1.0 million.  The remaining $9.0 million principal amount will bear interest at a rate of 7.5% per annum, and principal and interest will be paid in semi-annual installments of $838,000 through June 1, 2014.  All other significant terms and conditions of the County Term Loan remain unchanged.

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

Liquidity Outlook

We have in the past, and may in the future, seek to raise additional capital, incur additional debt, refinance or restructure existing indebtedness and repurchase existing indebtedness in the market or otherwise.  We continue efforts to recapture a portion of the market we lost during the last two years resulting from our Chapter 11 filings.  We will continue to analyze the profitability of our operations and make operating decisions accordingly. Overall, we believe our cash flows from operating activities combined with availability under our existing credit facilities will be sufficient to enable us to meet our cash flow needs for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Reference is made to the 2006 Annual Report for a discussion of the market risks associated with changes in interest rates that affect us.  There have been no material changes in such market risks since we filed the 2006 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Act”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2007.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

Internal Control Over Financial Reporting

Beginning with our Annual Report on Form 10-K for the year ending December 31, 2007, we will be required to annually assess the effectiveness of our internal control over financial reporting.  Our independent registered public accounting firm will also be required to annually attest to the effectiveness of our internal control over financial reporting beginning in 2007. While we currently are not an accelerated filer under the rules of the SEC for our 2007 Quarterly Reports, we will become an accelerated filer starting with our 2007 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders.

 We held our 2007 Annual Meeting of Shareholders on May 22, 2007.  Each of Paul M. Bass, Jr., Richard R. Burkhart, John R. Parker, Glenn R. Simmons, Troy T. Taylor, Steven L. Watson and Donald P. Zima were elected as directors, each receiving votes “For” their election from at least 52.8% of the 10.0 million common shares eligible to vote at the Annual Meeting.

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

Keystone Consolidated Industries, Inc.
(Registrant)

Date: August 14, 2007	By:/s/ Bert E. Downing, Jr. Bert E. Downing, Jr. Vice President, Chief Financial Officer, Corporate Controller and Treasurer