Form 10-Q
period 2007-09-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2007-11-13
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007	Commission file number 1-3919

Keystone Consolidated Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	37-0364250
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(972) 458-0028

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

Number of shares of common stock outstanding on November 13, 2007: 10,000,000

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

INDEX
Part I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – December 31, 2006; September 30, 2007 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) - Three months and nine months ended September 30, 2006 (as adjusted); Three months and nine months ended September 30, 2007	5

Condensed Consolidated Statements of Cash Flows (unaudited)– Nine months ended September 30, 2006 (as adjusted); Nine months ended September 30, 2007	6

Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income - Nine months ended September 30, 2007 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 6. Exhibits	38

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
ASSETS	December 31, 2006	September 30, 2007
		(unaudited)

Current assets:
Accounts receivable, net	$31,661	$45,767
Inventories, net	61,343	60,375
Restricted investments	1,067	1,111
Deferred income taxes	12,571	12,571
Prepaid expenses and other	3,516	2,595

Total current assets	110,158	122,419

Property, plant and equipment:
Land	1,193	1,272
Buildings and improvements	56,953	58,887
Machinery and equipment	300,301	316,548
Construction in progress	12,563	3,760
	371,010	380,467
Less accumulated depreciation	282,315	287,206

Net property, plant and equipment	88,695	93,261

Other assets:
Restricted investments	6,079	2,226
Pension asset	557,279	607,610
Other, net	1,725	1,619

Total other assets	565,083	611,455

Total assets	$763,936	$827,135

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2006	September 30, 2007
		(unaudited)

Current liabilities:
Notes payable and current maturities of long-term debt	$43,699	$61,830
Accounts payable	9,947	9,412
Accrued other postretirement benefit (OPEB) cost	4,157	4,157
Other accrued liabilities	20,579	18,594

Total current liabilities	78,382	93,993

Noncurrent liabilities:
Long-term debt	32,749	31,357
Accrued OPEB cost	31,005	29,829
Deferred income taxes	197,712	221,526
Other	6,414	7,111

Total noncurrent liabilities	267,880	289,823

Liabilities subject to compromise	14,012	-

Stockholders' equity:
Common stock	100	100
Additional paid-in capital	75,423	75,423
Accumulated other comprehensive income	278,399	266,545
Retained earnings	49,740	101,251

Total stockholders' equity	403,662	443,319

Total liabilities and stockholders’ equity	$763,936	$827,135

Commitments and contingencies (Notes 7 and 11).

              See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(as adjusted)		(as adjusted)
	(unaudited)		(unaudited)

Net sales	$105,212	$103,358	$353,422	$339,121
Cost of goods sold	96,875	96,923	322,211	319,651

Gross margin	8,337	6,435	31,211	19,470

Other operating income (expense):
Selling expense	(1,680)	(1,601)	(5,158)	(5,032)
General and administrative expense	(3,489)	(3,532)	(8,875)	(10,253)
Defined benefit pension credit	12,161	20,379	36,487	61,136
OPEB credit	2,100	2,201	6,300	6,602
Gain on legal settlement	-	-	-	5,400

Total other operating income	9,092	17,447	28,754	57,853

Operating income	17,429	23,882	59,965	77,323

Nonoperating income (expense):
Interest expense	(1,189)	(1,630)	(3,728)	(4,619)
Interest and other income (expense)	(294)	447	65	999

Total nonoperating expense	(1,483)	(1,183)	(3,663)	(3,620)

Income before income taxes and reorganization items	15,946	22,699	56,302	73,703

Reorganization items:
Reorganization costs	(270)	(3)	(606)	(115)
Gain on cancellation of debt	-	9,031	-	9,031
Total reorganization items	(270)	9,028	(606)	8,916

Income before income taxes	15,676	31,727	55,696	82,619

Provision for income taxes	6,220	11,921	10,587	31,108

Net income	$9,456	$19,806	$45,109	$51,511

Basic and diluted income per share	$0.95	$1.98	$4.51	$5.15

Basic and diluted shares outstanding	10,000	10,000	10,000	10,000

              See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2006	2007
	(as adjusted)
	(unaudited)

Cash flows from operating activities:
Net income	$45,109	$51,511
Depreciation and amortization	11,354	11,591
Deferred income taxes	9,372	30,990
Defined benefit pension credit	(36,487)	(61,136)
OPEB credit	(6,300)	(6,602)
OPEB payments	(2,920)	(2,799)
Gain on cancellation of debt	-	(9,031)
Payment to SWC pre-petition creditors	-	(3,680)
Reorganization costs accrued	606	115
Reorganization costs paid	(3,484)	(107)
Impairment of long-lived assets	529	-
Other, net	928	800
Change in assets and liabilities (net of acquisition):
Accounts receivable	(5,292)	(14,124)
Inventories	4,421	3,727
Accounts payable	1,982	(535)
Other, net	2,246	(1,602)

Net cash provided by (used in) operating activities	22,064	(882)

Cash flows from investing activities:
Capital expenditures	(9,645)	(13,204)
Acquisition of CaluMetals’ assets	-	(6,240)
Collection of notes receivable	75	-
Restricted investments, net	(1,272)	3,809
Other, net	(48)	781

Net cash used in investing activities	(10,890)	(14,854)

Cash flows from financing activities:
Revolving credit facilities, net	(7,309)	28,066
Other notes payable and long-term debt:
Additions	468	4,065
Principal payments	(4,310)	(16,173)
Deferred financing costs paid	(23)	(222)

Net cash provided by (used in) financing activities	(11,174)	15,736

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures: Cash paid for:
Interest, net of amount capitalized	$3,115	$4,221
Income taxes, net	365	332
Non-cash issuance of debt for acquisition of CaluMetals’ assets	-	781

              See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Nine months ended September 30, 2007
(In thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated other comprehensive	Retained		Comprehensive
	Shares	Amount	capital	income-pension	income-OPEB	earnings	Total	income
				(unaudited)

Balance – December 31, 2006	10,000	$100	$75,423	$222,202	$56,197	$49,740	$403,662

Net income	-	-	-	-	-	51,511	51,511	$51,511

Amortization of actuarial(gains) losses, net of tax	-	-	-	(7,304)	3,121	-	(4,183)	(4,183)

Amortization of prior service cost (credit), net of tax	-	-	-	573	(8,244)	-	(7,671)	(7,671)

Balance – September 30, 2007	10,000	$100	$75,423	$215,471	$51,074	$101,251	$443,319

Comprehensive income								$39,657

              See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

Note 1 – Organization and basis of presentation:

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the Securities and Exchange Commission (“SEC”) on March 28, 2007 (the “2006 Annual Report”), except for the reclassification of corporate expenses to general and administrative expenses as discussed below and the impact of new accounting pronouncements as disclosed in Note 11.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2006 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2006) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended September 30, 2007 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our 2006 Annual Report.

At September 30, 2007, Contran Corporation owns 51% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Keystone Consolidated Industries, Inc. (“KCI”) and its subsidiaries, taken as a whole.

Reclassification of Corporate Expenses.  Historically, we classified corporate expenses as a component of non-operating income or expense. We now classify corporate expenses with general and administrative expenses, a component of operating income.  For comparative purposes, we have reclassified prior period amounts to conform to the new presentation.  See below and Note 4.  The reclassification did not affect our consolidated net income or net income per share, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flows.

The prior year’s Condensed Consolidated Financial Statements have also been adjusted to reflect the change in accounting for planned major maintenance and the reclassification of OPEB credit to a separate line item as each disclosed in the 2006 Annual Report.

The impact of the change in accounting and reclassifications on statement of operations line items for the three months and nine months ended September 30, 2006 is included in the following tables.

	Three months ended September 30, 2006
	(In thousands)
	As Previously Reported in 10-Q	OPEB Reclass	Change in Maintenance Accounting	Corporate Expense Reclass	As Currently Reported
		Increase/(Decrease)

Cost of goods sold	$96,017	$1,450	$(592)	$-	$96,875
Gross margin	9,195	(1,450)	592	-	8,337

Selling expense	1,665	15	-	-	1,680
General and administrative expense	2,645	29	-	815	3,489
OPEB credit	-	2,100	-	-	2,100
Total operating costs	(7,851)	(2,056)	-	815	(9,092)

Operating income	17,046	606	592	(815)	17,429

Corporate expense	209	606	-	(815)	-
Total nonoperating expense	1,692	606	-	(815)	1,483

Income before income taxes	15,084	-	592	-	15,676
Provision for income taxes	5,990	-	230	-	6,220
Net income	9,094	-	362	-	9,456

	Nine months ended September 30, 2006
	(In thousands)
	As Previously Reported in 10-Q	OPEB Reclass	Change in Maintenance Accounting	Corporate Expense Reclass	As Currently Reported
		Increase/(Decrease)

Cost of goods sold	$319,914	$4,350	$(2,053)	$-	$322,211
Gross margin	33,508	(4,350)	2,053	-	31,211

Selling expense	5,113	45	-	-	5,158
General and administrative expense	8,243	87	-	545	8,875
OPEB credit	-	6,300	-	-	6,300
Total operating costs	(23,131)	(6,168)	-	545	(28,754)

Operating income	56,639	1,818	2,053	(545)	59,965

Corporate expense	(1,273)	1,818	-	(545)	-
Total nonoperating expense	2,390	1,818	-	(545)	3,663

Income before income taxes	53,643	-	2,053	-	55,696
Provision for income taxes	9,790	-	797	-	10,587
Net income	43,853	-	1,256	-	45,109

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

Note 3 – Gain on cancellation of debt:

 As previously reported, we emerged from bankruptcy protection on August 31, 2005.  However, before the bankruptcy can be completely closed, all claims must be adjudicated.  During September 2007, the final pending claim against Sherman Wire Company (“SWC”), one of our pre-petition wholly-owned subsidiaries, was adjudicated.  As a result, on September 28, 2007, we distributed approximately $3.7 million in cash to SWC’s pre-petition unsecured creditors as payment in full for 100% of their allowed claims.  Prior to this distribution, we had recorded approximately $14.0 million of liabilities subject to compromise, of which $12.7 million related to allowed claims and $1.3 million of which relate to liabilities for properties that we continue to own.  As a result of this payment, we recognized an approximate $9.0 million gain on cancellation of debt in the third quarter of 2007 and we reclassified the retained liabilities of $1.3 million from liabilities subject to compromise to other accrued liabilities.

The bankruptcy is still not completely closed, as one claim against KCI continues to be adjudicated.  However, the ultimate aggregate amount we will pay to settle all of the remaining KCI bankruptcy claims (approximately $1 million) is fixed and is included in other current accrued liabilities. Once the final claim is adjudicated, we will determine each creditor’s pro-rata share of the $1 million and make payments accordingly.

Note 4– Business Segment Information:

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

Previously, Keystone Wire Products (“KWP”), located in Sherman, Texas, was a separate reportable segment.  KWP manufactured and sold industrial wire and fabricated wire products.  Approximately 60% of KWP’s 2006 sales were to KSW and substantially all of KWP’s sales in 2007 were to KSW.  During the third quarter of 2006, in an effort to reduce costs, we decided to relocate KWP’s industrial wire manufacturing operations to KSW.  During the third quarter of 2007, in further efforts to reduce costs, we decided to discontinue all remaining manufacturing operations at KWP.  The majority of KWP’s wire products production equipment will be transferred to KSW or sold.  The former KWP facility is now operated solely as a KSW distribution center.  We do not anticipate any changes in our customer base as a result of this decision, as shipments that are distributed through the former KWP location are now recognized as KSW sales.  Accordingly, KWP is now considered part of our KSW segment.  For comparability purposes we have combined KWP’s prior segment results with KSW’s segment results.

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(as adjusted)		(as adjusted)
	(In thousands)
Net sales:
KSW	$98,578	$96,592	$332,767	$323,377
EWP	16,496	14,806	47,229	40,876
Calumet	-	1,646	-	2,961
Elimination of intersegment sales:
KSW	(9,862)	(9,686)	(26,574)	(28,093)

Total net sales	$105,212	$103,358	$353,422	$339,121

Operating income (loss):
KSW	$1,672	$577	$10,604	$3,578
EWP	3,592	2,292	8,086	5,787
Calumet	-	(799)	-	(1,348)
Pension credit	12,161	20,379	36,487	61,136
OPEB credit	2,100	2,201	6,300	6,602
Gain on legal settlement	-	-	-	5,400
Other (1)	(2,096)	(768)	(1,512)	(3,832)

Total operating income	17,429	23,882	59,965	77,323

Nonoperating income (expense):
Interest expense	(1,189)	(1,630)	(3,728)	(4,619)
Interest and other income (expense)	(294)	447	65	999
Reorganization costs	(270)	(3)	(606)	(115)
Gain on cancellation of debt	-	9,031	-	9,031

Income before income taxes	$15,676	$31,727	$55,696	$82,619

(1) Other items primarily relate to the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

The information below provides disclosure of segment information as adjusted for the combination of KWP and KSW, for 2004, 2005 and 2006.

	Years ended December 31,
	2004	2005	2006
	(In thousands)

Net sales:
KSW	$345,218	$338,903	$412,866
EWP	58,982	62,777	58,748
Elimination of intersegment sales:
KSW	(39,914)	(34,135)	(31,074)
Other	49	-	-

Total net sales	$364,335	$367,545	$440,540

Operating income (loss):
KSW	$34,294	$8,284	$6,558
EWP	10,816	9,699	9,464
Defined benefit pension credit	6,752	11,710	55,978
OPEB credit (expense)	(20,909)	(8,885)	8,297
Other(1)	(4,751)	(615)	(547)

Total operating income (2)	26,202	20,193	79,750

Nonoperating income (expense):
Interest expense	(3,705)	(3,992)	(4,720)
Interest income	132	266	361
Gain on legal settlement	5,284	-	-
Other income, net	684	993	75
Reorganization costs	(11,158)	(10,308)	(679)
Gain on cancellation of debt	-	32,510	-

Income before income taxes	$17,439	$39,662	$74,787

(1) Other items consist of the elimination of intercompany profit or loss on ending inventory balances, LIFO inventory reserve adjustments and general corporate expenses.

(2) Operating income reflects the reclassification of corporate expenses to general and administrative expenses as discussed in Note 1 to our Condensed Consolidated Financial Statements.

Substantially all of our assets are located in the United States. Segment assets are comprised of all assets attributable to each reportable operating segment.  Corporate assets consist principally of the pension asset, restricted investments, deferred tax assets and corporate property, plant and equipment.

	December 31,
	2004	2005	2006
	(In thousands)
Total assets:
KSW	$154,718	$183,910	$162,439
EWP	26,708	22,750	19,381
Corporate	141,856	151,704	582,116

Total	$323,282	$358,364	$763,936

	Years ended December 31,
	2004	2005	2006
	(In thousands)
Depreciation and amortization:
KSW	$14,589	$14,619	$13,897
EWP	1,037	1,034	1,040
Corporate	186	92	285

Total	$15,812	$15,745	$15,222

Capital expenditures:
KSW	$4,804	$9,571	$12,290
EWP	274	201	6,388
Corporate	2	-	61

Total	$5,080	$9,772	$18,739

Note 5 – Inventories, net:

	December 31,	September 30,
	2006	2007
	(In thousands)

Raw materials	$9,735	$12,519
Work in process	25,391	25,091
Finished products	26,513	23,942
Supplies	18,283	20,901

Inventory at FIFO	79,922	82,453
Less LIFO reserve	18,579	22,078

Total	$61,343	$60,375

           We believe our LIFO reserve represents the excess of replacement or current cost over the stated LIFO value of our inventories.

Note 6 - Notes payable and long-term debt:

	December 31,	September 30,
	2006	2007
	(In thousands)

Wachovia revolving credit facility	$17,734	$45,801
8% Notes	25,740	17,160
UC Note	5,465	2,748
Term loans:
Wachovia	17,390	17,619
County	10,000	9,000
Other	119	859

Total debt	76,448	93,187
Less current maturities	43,699	61,830

Total long-term debt	$32,749	$31,357

During the first quarter of 2007, we amended the Wachovia Facility, increasing the total committed facility amount from $80.0 million to $100.0 million, in part to finance the CaluMetals acquisition.  The acquisition was financed by additional borrowings of $2.2 million on our revolving credit facility and $4.0 million on our Wachovia term loans, as well as a $1.1 million non-interest bearing, unsecured note payable ($781,000 net of imputed interest) to the seller.

In May 2007, we amended the County Term Loan such that the principal payment of $10.0 million that would otherwise have been due on June 1, 2007 was reduced to $1.0 million.  Beginning on June 1, the remaining $9.0 million principal amount bears interest at a rate of 7.5% per annum, and principal and interest will be paid in semi-annual installments of $838,000 through June 1, 2014.  All other significant terms and conditions of the County Term Loan remain unchanged.

Note 7 - Environmental matters and other commitments and contingencies:

We have been named as a defendant, potentially responsible party (“PRP”), or both, for certain sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws in governmental and private actions associated with environmental matters, including waste disposal sites and facilities currently or previously owned, operated or used by us, certain of which are on the United States Environmental Protection Agency’s (the “U.S. EPA”) Superfund National Priorities List or similar state lists.  These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources.  Certain of these proceedings involve claims for substantial amounts.  Although we may be jointly and severally liable for such costs, in most cases, we are only one of a number of PRPs who may also be jointly and severally liable.

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant by analyzing and estimating the range of reasonably possible costs to us.  Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation.  The extent of CERCLA liability cannot be determined until the Remedial Investigation/Feasibility Study (“RI/FS”) is complete, the U.S. EPA issues a Record of Decision (“ROD”) and costs are allocated among PRPs.  The extent of liability under analogous state cleanup statutes and for common law equivalents is subject to similar uncertainties. The upper end of the range of reasonably possible costs to us for sites where we have been named a defendant or PRP is approximately $6.7 million, including the amount currently accrued.  Our estimate of such costs has not been discounted to present value, due to the uncertainty of the timing of the pay out.  Other than certain previously-reported settlements with respect to certain of our former insurance carriers, we have not recognized any material insurance recoveries.  We have provided accruals ($5.4 million at September 30, 2007) for the costs of the sites that we believe are probable and reasonably estimable.  However, our ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs, the allocation of such costs among PRPs, the solvency of other PRPs or a determination that we are potentially responsible for the release of hazardous substances at other sites.  In addition, the actual timeframe of our payments for these matters may be substantially in the future.  It is possible our actual costs could differ from the amounts we have accrued or the upper end of the range for the sites where we have been named a defendant or PRP.

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

More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.  A summary of activity in our environmental accruals for the nine months ended September 30, 2007 is as follows:

Nine months ended September 30 ,2007
(In thousands)

Balance at December 31, 2006	$13,252
Expense	-
Payments	(3,177)
Cancellation of debt	(4,682)

Balance at September 30, 2007	$5,393

Amounts classified at September 30, 2007 as:
Current accrued environmental cost	$226
Noncurrent accrued environmental cost	5,167

Total	$5,393

Sites discharged as a result of bankruptcy proceedings in the third quarter of 2007

Prior to SWC’s 1996 acquisition of Desoto, Inc. (“DeSoto”), DeSoto was notified by the U.S. EPA that it was one of approximately 50 PRPs at the Chemical Recyclers, Inc. (“CRI”) site in Wylie, Texas.  Under a consent order with the U.S. EPA, the PRP group performed a removal action and an investigation of soil and groundwater contamination. Such investigation revealed certain environmental contamination.  CRI filed a claim in SWC’s bankruptcy proceedings.  During September 2007, the CRI claim, which was the only remaining claim in SWC’s bankruptcy proceeding, was adjudicated and, as a result, SWC’s environmental claimants were granted a total of approximately $3.0 million for CRI and other sites.  Such amount was paid by SWC during September 2007 and is part of the $3.7 million amount discussed in Note 3.  SWC had accrued $7.7 million for these sites.  Any further liabilities related to these sites have been discharged.

Open sites at September 30, 2007

We are currently involved in the closure of inactive waste disposal units at KSW pursuant to a closure plan approved by the Illinois Environmental Protection Agency (“IEPA”) in September 1992 (“the Closure Plan”).  The original closure plan provided for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes.  We recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. We adjusted the recorded liability for each phase as actual remediation costs became known.  We believe we have completed the remediation required by the Closure Plan (as amended).  However, as of September 30, 2007, the IEPA has not approved the work.  Pursuant to agreements with the IEPA and Illinois Attorney General's office (“IAG”), we are required to deposit $75,000 per quarter into a trust fund until such time as the sites are completely remediated in accordance with the Closure Plan and we are permitted to withdraw funds from the trust fund as we incur costs related to the remediation.  During the first nine months of 2007, we paid approximately $65,000 in remediation costs for these sites and did not receive any funds from the trust fund.  At December 31, 2006 and September 30, 2007, the trust fund had a balance of $2.1 million and $2.2 million, respectively, which were included in other noncurrent assets.  As we believe we have completely remediated the sites, we have not been making quarterly deposits into the trust fund since January 2007.

In February 2000, we received a notice from the U.S. EPA giving formal notice of the U.S. EPA's intent to issue a unilateral administrative order to us pursuant to section 3008(h) of the Resource Conservation and Recovery Act ("RCRA").  The draft order enclosed with this notice would require us to: (1) investigate the nature and extent of hazardous constituents present at and released from five alleged solid waste management units at KSW; (2) investigate hazardous constituent releases from "any other past or present locations at KSW where past waste treatment, storage or disposal may pose an unacceptable risk to human health and the environment"; (3) complete by September 30, 2001 an "environmental indicators report" demonstrating the containment of hazardous substances that could pose a risk to "human receptors" and further demonstrating that we "have stabilized the migration of contaminated groundwater at or from the facility”; (4) submit by January 30, 2002 proposed "final corrective measures necessary to protect human health and the environment from all current and future unacceptable risks of releases of hazardous waste or hazardous constituents at or from KSW”; and (5) complete by September 30, 2001 the closure of the sites discussed in the preceding paragraph now undergoing RCRA closure under the supervision of the IEPA.  We have complied with deadlines in the draft order.  During the fourth quarter of 2000, we entered into a modified Administrative Order on Consent which may require us to conduct cleanup activities at certain solid waste management units at KSW depending on the results of soil and groundwater sampling and risk assessment to be conducted by us during future periods pursuant to the order.

In March 2000, the IAG filed and served a seven-count complaint against us for alleged violations of the Illinois Environmental Protection Act, 415 ILCS 5/31, and regulations implementing RCRA at KSW.  The complaint alleges that we violated RCRA in failing to prevent spills of an alleged hazardous waste on four separate occasions during the period from September 1995 through January 1999.  The complaint also alleges that we illegally “stored”, “disposed of” and manifested the same allegedly hazardous waste on some or all of those occasions.  In addition, the complaint alleges these hazardous waste spills resulted in groundwater pollution in violation of the Illinois Environmental Protection Act.  The complaint further alleges that we improperly disposed of hazardous waste on two occasions at a landfill not permitted to receive such wastes.  The complaint seeks the maximum statutory penalties allowed which ranges up to $50,000 for each violation and additional amounts up to $25,000 for each day of violation. We have answered the complaint and proceedings in the case have been stayed pending the outcome of settlement negotiations between us and the IAG’s office.

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

Prior to SWC’s acquisition of DeSoto, DeSoto was notified by the Texas Natural Resource Conservation Commission ("TNRCC") that there were certain deficiencies in prior reports to TNRCC relative to one of its non-operating facilities located in Gainesville, Texas.  During 1999, we entered into TNRCC's Voluntary Cleanup Program.  Remediation costs are presently estimated to be between $687,000 and $2.0 million.  Investigation activities are on-going including additional soil and groundwater sampling.

Other current litigation

We have been involved in a legal proceeding with one of our former insurance carriers regarding the nature and extent of the carrier’s obligation to us under insurance policies in effect from 1945 to 1985 with respect to environmental remediation expenditures we previously made at certain sites.  In July 2007, the carrier paid us $5.4 million for settlement of this matter.

We are engaged in various legal proceedings incidental to our normal business activities. In our opinion, none of such proceedings is material in relation to our consolidated financial position, results of operations or liquidity.

Note 8 - Other accrued liabilities:

	December 31,	September 30,
	2006	2007
	(In thousands)
Current:
Employee benefits	$10,714	$9,880
Self insurance	5,492	3,740
Pre-petition unsecured creditor settlement	985	982
Environmental	250	226
Other	3,138	3,766

Total	$20,579	$18,594

Noncurrent:
Environmental	$4,521	$5,167
Workers compensation	1,785	1,822
Other	108	122

Total	$6,414	$7,111

Note 9 – Employee benefit plans:

The components of our net periodic defined benefit pension credit are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(In thousands)
Service cost	$959	$969	$2,877	$2,907
Interest cost	5,106	5,267	15,318	15,801
Expected return on plan assets	(16,863)	(23,013)	(50,589)	(69,038)
Amortization of accumulated other comprehensive income:
Prior service cost	227	306	681	918
Actuarial gains	(1,590)	(3,908)	(4,774)	(11,724)

Total	$(12,161)	$(20,379)	$(36,487)	$(61,136)

We currently expect our 2007 defined benefit pension credit will approximate $81.5 million and that no cash contributions will be required during 2007.

The components of our net periodic credit related to other postretirement benefits (“OPEB”) are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(In thousands)

Service cost	$63	$60	$189	$181
Interest cost	495	480	1,485	1,440
Amortization of accumulated other comprehensive income:
Prior service credit	(4,327)	(4,411)	(12,981)	(13,233)
Actuarial losses	1,669	1,670	5,007	5,010

Total	$(2,100)	$(2,201)	$(6,300)	$(6,602)

We currently expect our 2007 OPEB credit will approximate $8.8 million and anticipate contributing $4.2 million of cash to our OPEB plans during 2007.

Note 10 – Provision for income taxes:

	Nine months ended September 30,
	2006	2007
	(as adjusted)
	(In thousands)

Expected tax provision, at statutory rate	$19,494	$28,917
U.S. state income taxes, net	2,044	2,174
Deferred tax asset valuation allowance	(10,675)	-
Other, net	(276)	17

Provision for income taxes	$10,587	$31,108

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

We accrue interest and penalties on uncertain tax positions as a component of our provision for income taxes when required.  We did not accrue any interest and penalties for the first nine months of 2007 and had no accrued interest or penalties at September 30, 2007 for uncertain tax positions.  At January 1, 2007 and September 30, 2007 we had no accrual for uncertain tax positions.

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

Note 12 – Subsequent Event:

On October 2, 2007, we filed a preliminary registration statement on Form S-3 with the SEC in connection with a distribution of non-transferable subscription rights to our common stockholders.  These subscription rights would give our stockholders rights to purchase an aggregate of 2,500,000 shares of common stock for a purchase price of $10.00 per share, or an aggregate price of $25,000,000.  Following the SEC declaring the registration statement effective under the Securities Act of 1933, as amended, we may distribute 0.25 of a subscription right for each share of common stock held on a record date to be determined.  Each whole subscription right will entitle the record holder of common stock to purchase one share of our common stock at a subscription price of $10.00.  We currently expect the subscription rights would be exercisable for a period of approximately 30 days.

Completion of the distribution of the subscription rights is subject to, among other things, various approvals of state security agencies and an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock.  Such amendment would be put to a vote of our common stockholders at a special meeting on a date to be determined.  Also, we may decide to cancel or terminate the subscription rights offering at any time before the expiration of the subscription rights offering and for any reason and we may amend or modify the terms of the subscription rights offering (including the maximum number of shares of common stock we may issue in the subscription rights offering or the subscription price per share to be paid to exercise the subscription rights) at any time in our sole discretion.

We plan to use the net proceeds from the sale of the common stock pursuant to the subscription rights offering to reduce indebtedness under our revolving credit facility ($45.8 million balance outstanding at September 30, 2007), which in turn would create additional availability under that facility that could be used for general corporate purposes, including scheduled debt payments, capital expenditures, potential acquisitions or the liquidity needs of our current operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking and are not statements of fact.  Some statements found in this report including, but not limited to, statements found in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties.  Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the Securities and Exchange Commission (“SEC”) including, but not limited to, the following:

•	Future supply and demand for our products (including cyclicality thereof),
•	Customer inventory levels,
•	Changes in raw material and other operating costs (such as ferrous scrap and energy),
•	The possibility of labor disruptions,
•	General global economic and political conditions,
•	Competitive products (including low-priced imports) and substitute products,
•	Customer and competitor strategies,
•	The impact of pricing and production decisions,
•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
•	Government regulations and possible changes therein,
•	Significant increases in the cost of providing medical coverage to employees,
•	The ultimate resolution of pending litigation,
•	International trade policies of the United States and certain foreign countries,
•	Operating interruptions (including, but not limited to, labor disputes, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
•	Our ability to renew or refinance credit facilities,
•	Any possible future litigation, and
•	Other risks and uncertainties as discussed in this Quarterly Report and the 2006 Annual Report, including, without limitation, the section referenced above.

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

Recent Developments

On March 23, 2007, our newly-formed, wholly-owned subsidiary, Keystone-Calumet, Inc. (“Calumet”) acquired substantially all of the operating land, buildings, equipment and inventory of CaluMetals, Inc. for $6.2 million cash and a $1.1 million non-interest bearing, unsecured note. See Note 2 to our Condensed Consolidated Financial Statements.

During the first quarter of 2007, our primary credit facility was amended, increasing the total committed facility amount from $80.0 million to $100.0 million, in part to finance the CaluMetals acquisition.  Additionally, in May 2007, we amended the County Term Loan.  See Note 6 to our Condensed Consolidated Financial Statements.

As previously reported, we emerged from bankruptcy protection on August 31, 2005.  However, before the bankruptcy can be completely closed, all claims must be adjudicated.  During September 2007, the final pending claim against Sherman Wire Company (“SWC”), one of our wholly-owned subsidiaries involved in the bankruptcy proceedings, was adjudicated, and we recognized a gain on cancellation of debt of approximately $9.0 million in the third quarter of 2007.  See Note 3 to our Condensed Consolidated Financial Statements.

On October 2, 2007, we filed a preliminary registration statement on Form S-3 with the SEC in connection with a distribution of non-transferable subscription rights to our common stockholders.  These subscription rights would give our stockholders rights to purchase an aggregate of 2,500,000 shares of common stock for a purchase price of $10.00 per share, or an aggregate price of $25,000,000.  See Note 12 to our Condensed Consolidated Financial Statements. We continue to incur substantial costs for both current and retired employees and maintenance of plant and equipment.  As such, we are vulnerable to business downturns and increases in costs, and accordingly, routinely compare our liquidity requirements and capital needs against our estimated future operating cash flows. We plan to use the net proceeds from the sale of the common stock pursuant to the subscription rights offering to reduce indebtedness under our revolving credit facility ($45.8 million balance outstanding at September 30, 2007), which in turn would create additional availability under that facility that could be used for general corporate purposes, including scheduled debt payments, capital expenditures, potential acquisitions or the liquidity needs of our current operations.  However, current forecasts, excluding the potential funds from the subscription rights offering, indicate cash flows from operating activities combined with availability under our credit agreement will be sufficient to enable us to meet our cash flow needs.

Results of Operations

Our profitability is primarily dependent on sales volume, per-ton selling prices, per-ton ferrous scrap cost, and energy costs.  Additionally, because pension and OPEB expense or credit, gain on legal settlement, gain on cancellation of debt and reorganization costs are all unrelated to operating activities of our businesses, we measure and evaluate the performance of our businesses using income before income taxes and other items as well as operating income before pension and OPEB credit or expense.  As such, we believe the presentation of income before income taxes and other items and operating income before pension and OPEB credit or expense provides more useful information to investors.  Income before income taxes and other items and operating income before pension and OPEB credit or expense are non-GAAP measures of profitability that are not in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and they should not be considered in isolation or as substitutes for measures prepared in accordance with GAAP.

A reconciliation of income before income taxes to income before income taxes and other items is set forth in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(In thousands)
Income before income taxes	$15,676	$31,727	$55,696	$82,619
Adjustments:
Defined benefit pension credit	(12,161)	(20,379)	(36,487)	(61,136)
OPEB credit	(2,100)	(2,201)	(6,300)	(6,602)
Gain on legal settlement	-	-	-	(5,400)
Gain on cancellation of debt	-	(9,031)	-	(9,031)
Reorganization costs	270	3	606	115
Income before income taxes and other items	$1,685	$119	$13,515	$565

  A reconciliation of operating income as reported to operating income adjusted for pension and OPEB credits is set forth in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(In thousands)
Operating income as reported(1)	$17,429	$23,882	$59,965	$77,323
Defined benefit pension credit	(12,161)	(20,379)	(36,487)	(61,136)
OPEB credit	(2,100)	(2,201)	(6,300)	(6,602)
Operating income before pension and OPEB	$3,168	$1,302	$17,178	$9,585

(1)  Operating income for the three and nine months ended September 30, 2006 reflects the change in accounting for planned major maintenance, the reclassification of OPEB credit to a separate line item and the reclassification of corporate expenses to general and administrative expenses as disclosed in Note 1 to our Condensed Consolidated Financial Statements.

The first nine months of 2007 was not as profitable as the same period in prior years primarily due to an increase in ferrous scrap and other operating costs that we were not able to fully recover through price increases and a soft market due to price pressure and inclement weather causing the cancellation of many construction and agricultural projects scheduled for this past spring and summer.  Historically, we have experienced lower sales and profits during the fourth quarter of each year due to the seasonality of the construction and agricultural markets.  For the fourth quarter of 2007, we anticipate the construction and agricultural markets will continue to be softer than prior years.  However, we expect increased demand for wire rod as compared to the fourth quarter of 2006 due to lower quantities of import product available for sale and higher prices for import product.  We do not anticipate a decrease in the cost of ferrous scrap during the fourth quarter of 2007, accordingly, we continue to implement price increases.

Our consolidated sales volume and per-ton selling prices for the third quarter and first nine months of 2006 and 2007 are as follows:

	Three months ended September 30,				Nine months ended September 30,
	2006		2007		2006		2007

Sales volume(000 tons):
Fabricated wire products	24		20		90		85
Welded wire reinforcement	19		16		55		45
Nails	3			(1)	15		1
Industrial wire	20		14		59		52
Coiled rebar		(1)	3			(1)	11
Bars and shapes	-		3		-		4
Wire rod	85		91		291		282
Billets	5		-		32			(1)
Total	156		147		542		480

Average per-ton selling prices:
Fabricated wire products	$1,014		$1,109		$1,033		$1,082
Welded wire reinforcement	880		912		865		901
Nails	714		1,076		706		816
Industrial wire	741		785		722		758
Coiled rebar	589		584		559		561
Bars and shapes	-		621		-		664
Wire rod	523		555		500		546
Billets	307		-		357		132
All products	667		695		647		699

(1) Less than 1,000 tons.

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

As discussed in Note 4 to our Condensed Consolidated Financial Statements, Keystone Wire Products (“KWP”) is now considered part of our KSW segment, and for comparability purposes we have combined KWP’s prior segment results with KSW’s segment results.

Our consolidated net sales, cost of goods sold, operating costs and operating income before pension and OPEB by segment are set forth in the following tables.

	KSW	EWP	Calumet	Other (1)	Total
	(In thousands)
Three months ended September 30, 2006:

Net sales	$98,578	$16,496	$-	$(9,862)	$105,212
Cost of goods sold	93,576	11,910	-	(8,611)	96,875
Gross margin	5,002	4,586	-	(1,251)	8,337

Selling and administrative expense	(3,330)	(994)	-	(845)	(5,169)
Operating income before pension/OPEB	$1,672	$3,592	$-	$(2,096)	$3,168

Three months ended September 30, 2007:

Net sales	$96,592	$14,806	$1,646	$(9,686)	$103,358
Cost of goods sold	92,560	11,551	2,330	(9,518)	96,923
Gross margin	4,032	3,255	(684)	(168)	6,435

Selling and administrative expense	(3,455)	(963)	(115)	(600)	(5,133)

Operating income before pension/OPEB	$577	$2,292	$(799)	$(768)	$1,302

Nine months ended September 30, 2006:

Net sales	$332,767	$47,229	$-	$(26,574)	$353,422
Cost of goods sold	311,819	36,043	-	(25,651)	322,211
Gross margin	20,948	11,186	-	(923)	31,211

Selling and administrative expense	(10,344)	(3,100)	-	(589)	(14,033)
Operating income before pension/OPEB	$10,604	$8,086	$-	$(1,512)	$17,178

Nine months ended September 30, 2007:

Net sales	$323,377	$40,876	$2,961	$(28,093)	$339,121
Cost of goods sold	309,093	32,319	4,007	(25,768)	319,651
Gross margin	14,284	8,557	(1,046)	(2,325)	19,470

Selling and administrative expense	(10,706)	(2,770)	(302)	(1,507)	(15,285)
Gain on legal settlement	-	-	-	5,400	5,400
Operating income (loss) before pension/OPEB	$3,578	$5,787	$(1,348)	$1,568	$9,585

(1)   Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	Three months ended September 30,
	2006	% of sales	2007	% of sales
	($ in thousands)

Net sales	$98,578	100.0%	$96,592	100.0%
Cost of goods sold	93,576	94.9	92,560	95.8
Gross margin	5,002	5.1	4,032	4.2

Selling and administrative expense	(3,330)	(3.4)	(3,455)	(3.6)
Operating income before pension/OPEB	$1,672	1.7%	$577	0.6%

	Nine months ended September 30,
	2006	% of sales	2007	% of sales
	($ in thousands)

Net sales	$332,767	100.0%	$323,377	100.0%
Cost of goods sold	311,819	93.7	309,093	95.6
Gross margin	20,948	6.3	14,284	4.4

Selling and administrative expense	(10,344)	(3.1)	(10,706)	(3.3)
Operating income before pension/OPEB	$10,604	3.2%	$3,578	1.1%

The primary drivers of sales, cost of goods sold, and the resulting gross margin are as follows:

	Three months ended September 30,				Nine months ended September 30,
	2006		2007		2006		2007
Sales volume(000 tons):
Fabricated wire products	24		20		90		85
Nails	3			(1)	15		1
Industrial wire	20		14		59		52
Coiled rebar		(1)	3			(1)	11
Wire rod	99		106		341		327
Billets	12		3		39		10
Total	158		146		544		486
(1) Less than 1,000 tons.

Average per-ton selling prices:
Fabricated wire products	$1,014		$1,110		$1,033		$1,082
Nails	714		1,076		706		816
Industrial wire	741		785		722		758
Coiled rebar	589		584		559		561
Wire rod	517		551		495		542
Billets	375		430		369		452
All products	614		649		606		658

Average per-ton ferrous scrap purchase cost	$216		$233		$211		$237

Average electricity cost per kilowatt hour (2)	$0.04		$0.04		$0.04		$0.05

Average natural gas cost per therm (2)	$0.68		$0.76		$0.80		$0.77

(2) Generally, we use 44 million kilowatt hours of electricity and 2 million therms of natural gas per month.

Lower shipment volumes of fabricated wire products during the third quarter and first nine months of 2007 were the result of a softening of the market due to price pressure and weather conditions causing the cancellation of agricultural projects.  Lower shipment volumes of industrial wire during the third quarter and first nine months of 2007 were due, in part, to lower market demand as a result of both increased imported finished products that adversely affected our customers’ sales volumes and our increased selling prices. Lower shipment volumes of billets during the third quarter and first nine months of 2007 were primarily a result of exceptional shipment volumes in 2006 due to competitor production shortfalls resulting from labor disputes and equipment issues and the use of more of our billets internally at Calumet during the 2007 periods.

Lower shipment volumes of nails during the third quarter and first nine months of 2007 were due to the discontinuance of our nail operations.  During the third quarter of 2006, we decided to discontinue our nail operations as lower wage rates and other costs in foreign countries had resulted in market prices that eliminated the profitability of our nail business.

We experienced higher shipment volumes of coiled rebar during the 2007 periods as we continue to obtain coiled rebar production certifications and enter the market.

Lower shipment volumes of wire rod during the first nine months of 2007 as compared to the same period in 2006 were primarily due to unusually cold weather which impeded our ability to ship by barge during the first quarter of 2007 and exceptionally high demand during the 2006 period due to competitor production problems that were resolved during the fourth quarter of 2006, partially offset by lower quantities of import product available for sale and higher prices for import product.  These changes in foreign competition resulted in higher shipment volumes of wire rod during the third quarter of 2007 as compared to the third quarter of 2006.

The higher overall per-ton selling prices during the third quarter and first nine months of 2007 as compared to the same periods of 2006 were due primarily to price increases as we attempt to cover increased operating costs.

Electricity costs were higher for the first nine months of 2007 as compared to the same period during 2006 due to the deregulation of electricity in Illinois on January 1, 2007 following a ten year rate freeze.  Electricity rates charged by our primary electric provider decreased significantly in September of 2007 resulting in a flat cost per kilowatt hour for the third quarters of 2006 and 2007; however, we anticipate electricity costs to return to an approximate $0.05 per kilowatt hour during the fourth quarter of 2007.

Engineered Wire Products

	Three months ended September 30,
	2006	% of sales	2007	% of sales
	($ in thousands)

Net sales	$16,496	100.0%	$14,806	100.0%
Cost of goods sold	11,910	72.2	11,551	78.0
Gross margin	4,586	27.8	3,255	22.0

Selling and administrative expense	(994)	(6.0)	(963)	(6.5)
Operating income before pension/OPEB	$3,592	21.8%	$2,292	15.5%

	Nine months ended September 30,
	2006	% of sales	2007	% of sales
	($ in thousands)

Net sales	$47,229	100.0%	$40,876	100.0%
Cost of goods sold	36,043	76.3	32,319	79.1
Gross margin	11,186	23.7	8,557	20.9

Selling and administrative expense	(3,100)	(6.6)	(2,770)	(6.7)
Operating income before pension/OPEB	$8,086	17.1%	$5,787	14.2%

The primary drivers of sales, cost of goods sold, and the resulting gross margin are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007

Sales volume (000 tons):
Welded wire reinforcement	19	16	55	45

Average per-ton selling prices:
Welded wire reinforcement	$880	$912	$865	$901

Average per-ton wire rod purchase cost	$515	$560	$501	$543

The lower shipment volume during the third quarter and first nine months of 2007 as compared to the same periods during 2006 was due to a decline in the construction of new homes which results in a decline of related infrastructure projects and consequently, in a decrease in the sales of welded wire reinforcement.

The higher average per-ton selling prices for the third quarter and first nine months of 2007 as compared to the same periods during 2006 were primarily due to price increases implemented to help cover higher costs for wire rod, EWP’s primary raw material.  EWP sources substantially all of its wire rod requirements from KSW at prices that we believe approximate market.

Calumet

	Three months ended September 30,		Nine months ended September 30,
	2007	% of sales	2007	% of sales
	($ in thousands)

Net sales	$1,646	100.0%	$2,961	100.0%
Cost of goods sold	2,330	141.5	4,007	135.3
Gross margin	(684)	(41.5)	(1,046)	(35.3)

Selling and administrative expense	(115)	(7.0)	(302)	(10.2)
Operating loss before pension/OPEB	$(799)	(48.5)%	$(1,348)	(45.5)%

The primary drivers of sales, cost of goods sold, and the resulting gross margin are as follows:

	Three months ended September 30, 2007	Nine months ended September 30, 2007

Sales volume(000 tons):
Bars and shapes	3	4

Average per-ton selling prices:
Bars and shapes	$621	$664

Average per-ton billet purchase cost	$412	$433

During the third quarter of 2007, we decided to discontinue producing a certain bar product.  Accordingly, Calumet recognized a $240,000 impairment charge on related storeroom inventory items.  This impairment charge is included in cost of goods sold.

We are in the process of communicating with our customer markets to attempt to re-establish Calumet’s mill as a reliable supplier of bar products.  Prior to our acquisition, CaluMetals, Inc. had difficulty meeting customer deadlines due to various production issues including the lack of a steady supply of billets, the operation’s primary raw material.  We now source substantially all of Calumet’s billet requirements from KSW, which has sufficient capacity to supply the needed billets and we have established an inventory of bar products to facilitate expedient deliveries to our customers.  We believe we will ultimately gain customer confidence which should, in turn, lead to increased sales and profitability for this segment.

General and Administrative Expense

During the first nine months of 2007, we recorded general and administrative expense of $10.3 million, as compared to general and administrative expense of $8.9 million recorded during the same period of 2006.  The increase was primarily due to higher corporate expenses related to state franchise taxes and general insurance expense.

Pension Credits

During the third quarter and first nine months of 2007, we recorded a defined benefit pension credit of $20.4 million and $61.1 million, respectively, as compared to recording a defined benefit pension credit in the same periods during 2006 of $12.2 million and $36.5 million, respectively.  The increase in the pension credit in 2007 was primarily the result of the expected rate of return on plan assets, as our plan assets increased by $233 million during 2006.

Gain on Legal Settlement

See Note 7 to our Condensed Consolidated Financial Statements.

Interest Expense

Interest expense during the third quarter and first nine months of 2007 of $1.6 million and $4.6 million, respectively, increased from interest expense during the same periods in 2006 of $1.2 million and $3.7 million, respectively.  The primary drivers of interest expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	($ in thousands)

Average debt balance	$87,046	$98,405	$93,436	$98,601

Weighted average interest rates	5.2%	6.9%	5.2%	6.2%

The increase in the overall weighted average interest rate during the first nine months of 2007 was primarily due to an increase in the prime rate.  Interest rates on our primary credit facility range from the prime rate to the prime rate plus .5%. The increase in the weighted average interest rate during the third quarter of 2007 was primarily related to a significant increase in our primary credit facility balance which incurs interest at a higher rate than all of our other debt.

Gain on Cancellation of Debt

See Note 3 to our Condensed Consolidated Financial Statements.

Provision for Income Taxes

A tabular reconciliation of the difference between the U.S. federal statutory income tax rate and our effective income tax rates is included in Note 10 to our Condensed Consolidated Financial Statements.  Prior to the second quarter of 2006, considering all factors believed to be relevant, we believed our gross deferred tax assets (including net operating loss carryforwards) did not meet the more-likely-than-not realizability test.  As such, we had provided a deferred tax asset valuation allowance to offset our net deferred income tax asset (before valuation allowance) of approximately $10.7 million at December 31, 2005.  Primarily as a result of the deferred tax asset valuation allowance, our provision for income taxes during the first quarter of 2006 was not significant.  However, during the first six months of 2006, we recorded taxable income in excess of our available net operating loss carryforwards.  As such, the valuation allowance related to those deferred tax assets was completely reversed during the first six months of 2006.  After such reversal, we have a net deferred tax liability.  We believe the realization of our remaining deferred tax assets (including an alternative minimum tax credit carryforward) meet the more-likely-than-not realizability test.  Accordingly, we recorded a provision for income taxes that approximated the statutory rate for the first three quarters of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Borrowing Availability

	December 31,	September 30,
	2006	2007
	(In thousands)

Working capital	$31,776	$28,426
Revolving credit facility	17,734	45,801

Borrowing availability	23,697	12,898

During the first quarter of 2007, we completed an amendment to our primary credit facility, increasing the total committed facility amount from $80.0 million to $100.0 million, in part to finance the CaluMetals acquisition.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.5 million at September 30, 2007).  The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.  Accordingly, any outstanding balances under this facility are always classified as a current liability regardless of the maturity date of the facility.

Our primary credit facility requires compliance with certain financial covenants related to performance measures.  We were in compliance with all financial covenants at September 30, 2007.

Historical Cash Flows

Operating Activities

During the first nine months of 2007, net cash used in operations totaled $882,000 as compared to net cash provided by operations of $22.1 million during the first nine months of 2006.  The $22.9 million net decrease in operating cash flows was due primarily to the net effects of:

•	lower operating income before pension/OPEB in 2007 of $7.6 million;
•	lower reorganization costs of $3.4 million paid in 2007;
•
higher net cash used due to relative changes in our accounts receivable in 2007 of $8.8 million primarily due to an abnormally high accounts receivable balance at December 31, 2005 as a result of exceptional demand during the third and fourth quarters of 2005 (the seasonality of our business generally results in lower accounts receivable at the end of each year);

•	payment to SWC’s pre-petition creditors of $3.7 million in 2007; and
•	cash proceeds of $4.0 million in 2006 for an insurance settlement that was recorded as a liability subject to compromise.

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

During the first three quarters of 2006 and 2007, we had capital expenditures of approximately $9.6 million and $13.2 million, respectively.  The increase in capital expenditures was primarily related to a plant expansion at EWP and upgrades of production equipment at KSW.  Capital expenditures for 2007 are expected to be approximately $15 million and are related primarily to upgrades of production equipment at KSW, completion of the EWP plant expansion, and improvements of the acquired assets of CaluMetals, Inc.  We expect to fund capital expenditures using cash flows from operations and borrowing availability under our credit facilities.

During the first nine months of 2006, restricted investments increased due to the $4.0 million received related to an insurance settlement which restricted our use of the funds to the payment of SWC’s pre-petition unsecured claims, partially offset by $2.8 million of reimbursements received from our environmental trust funds.  During September 2007, we distributed approximately $3.7 million to SWC’s pre-petition unsecured creditors as payment in full for 100% of their allowed claims.  In connection with this distribution, the related $4.0 million of restricted funds were released to us.

Financing Activities

As a result of decreased profitability, the acquisition of CaluMetals’ assets, payments on the EWP expansion project and principal payments on our various credit facilities, we increased borrowings on our revolving credit facility by $28.1 million during the first nine months of 2007 as compared to decreasing borrowings on our revolving credit facility by $7.3 million during the first nine months of 2006.  We also borrowed $4.0 million on our Wachovia Term Loans in the first quarter of 2007 in connection with the CaluMetals acquisition.

During the first nine months of 2007, we made principal payments of $8.6 million on our 8% Notes, $2.7 million on our UC Note, $3.8 million on our Wachovia Term Loans and $1.0 million on our County Term Loan.

Commitments and Contingencies

During September 2007, the final pending claim against SWC was adjudicated.  As a result, on September 28, 2007, we distributed approximately $3.7 million in cash to SWC’s pre-petition unsecured creditors as payment in full for 100% of their allowed claims.

There have been no other material changes in our contractual obligations since we filed our 2006 Annual Report, and we refer you to the report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in Notes 7 and 11 to the Condensed Consolidated Financial Statements.

Pension and Other Postretirement Obligations

We were not required to make any cash contributions to our defined benefit pension plan during 2006 and we do not expect to be required to make contributions to our defined benefit pension plans during 2007.  However, we contributed $2.9 million and $2.8 million to our other postretirement benefit plans during the first nine months of 2006 and 2007, respectively, and we anticipate contributing $1.4 million for the remainder of 2007.  Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and postretirement benefit expense or credit and funding requirements in future periods.

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

Liquidity Outlook

During the fourth quarter of 2007 and the next two years we have significant required principal payments on our various credit facilities.  These payments are expected to be approximately $2.2 million in the fourth quarter of 2007, $16.1 million in 2008 and $16.8 million in 2009. These principal payments are expected to be funded with cash from operations and borrowing availability under our existing credit facilities.  However, an industry-wide softening of demand, coupled with increases in the costs of materials and utilities, has contributed to a decline in our profitability and cash flows during the last twelve months.  Satisfying our future capital commitments using our existing credit facilities could deplete our borrowing availability thereunder and consequently limit our ability to withstand further downturns in our business or invest in additional capital improvements or make acquisitions.

We plan to use the net proceeds from the sale of the common stock pursuant to the subscription rights offering to reduce indebtedness under our revolving credit facility ($45.8 million balance outstanding at September 30, 2007), which in turn would create additional availability under that facility that could be used for general corporate purposes, including scheduled debt payments, capital expenditures, potential acquisitions or the liquidity needs of our current operations.  However, completion of the distribution of the subscription rights is subject to, among other things, an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock.  Such amendment would be put to a vote of our common stockholders at a special meeting on a date to be determined.  Also, we may decide to cancel or terminate the subscription rights offering at any time before the expiration of the subscription rights offering and for any reason and we may amend or modify the terms of the subscription rights offering (including the maximum number of shares of common stock we may issue in the subscription rights offering or the subscription price per share to be paid to exercise the subscription rights) at any time in our sole discretion.

We have in the past, and may in the future, seek to raise additional capital, incur additional debt, refinance or restructure existing indebtedness and repurchase existing indebtedness in the market or otherwise.  We continue efforts to recapture a portion of the market we lost due to our Chapter 11 filings.  We will continue to analyze the profitability of our operations and make operating decisions accordingly. Overall, excluding the potential funds from the subscription rights offering, we believe our cash flows from operating activities combined with availability under our existing credit facilities will be sufficient to enable us to meet our cash flow needs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Reference is made to the 2006 Annual Report for a discussion of the market risks associated with changes in interest rates that affect us.  There have been no material changes in such market risks since we filed the 2006 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Act”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2007.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

Reference is made to disclosure provided under the captions "Sites discharged as a result of bankruptcy proceedings" and "Other current litigation" in Note 7 to our Condensed Consolidated Financial Statements.

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

            Keystone Consolidated Industries, Inc.
            (Registrant)

Date: November 13, 2007	By:/s/ Bert E. Downing, Jr. Bert E. Downing, Jr. Vice President, Chief Financial Officer, Corporate Controller and Treasurer