Form 10-K
period 2007-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2008-03-14
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934 - For the fiscal year ended December 31, 2007

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

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).
Large accelerated filer  ☐ Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the 4.9 million shares of voting stock held by nonaffiliates of the Registrant, as of June 30, 2007 (the last business day of the Registrant’s most-recently completed second fiscal quarter), was approximately $105.4 million.

Whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of March 14, 2008, 9,601,932 shares of common stock were outstanding.

Documents incorporated by reference

None.

PART I

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements in this Annual Report on Form 10-K that are not historical in nature are forward-looking and are not statements of fact.  Some statements found in this report including, but not limited to, statements found in Item 1 – "Business," Item 1A – "Risk Factors," Item 3 – "Legal Proceedings," Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A – "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent our beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties.  Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the Securities and Exchange Commission (“SEC”) including, but not limited to, the following:

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

ITEM 1. BUSINESS.

Keystone Consolidated Industries, Inc. (“KCI”) is a leading domestic manufacturer of steel fabricated wire products, industrial wire, billets and wire rod.  We also manufacture welded wire reinforcement, coiled rebar and, beginning in March 2007, steel bars and shapes.  Our products are used in the agricultural, industrial, cold drawn, construction, transportation, original equipment manufacturer and retail consumer markets.  We are vertically integrated, converting substantially all of our fabricated wire products, welded wire reinforcement, coiled rebar, industrial wire and steel bars and shapes from billets and wire rod produced in our steel mini-mill.  Historically, our vertical integration has allowed us to benefit from the higher and more stable margins associated with fabricated wire products and welded wire reinforcement as compared to wire rod, as well as from lower production costs of wire rod as compared to wire fabricators that purchase wire rod in the open market.  Moreover, we believe our downstream fabricated wire products, welded wire reinforcement, coiled rebar, industrial wire and steel bars and shapes businesses better insulate us from the effects of wire rod imports as compared to non-integrated wire rod producers.

Our operating segments are organized by our manufacturing facilities and include three reportable segments:

•
Keystone Steel and Wire (“KSW”), located in Peoria, Illinois, operates an electric arc furnace mini-mill and manufactures and sells billets, wire rod, industrial wire, coiled rebar and fabricated wire products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets;

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

For additional information about our segments see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to our Consolidated Financial Statements.

We are the successor to Keystone Steel & Wire Company, which was founded in 1889.  At December 31, 2007, Contran Corporation owns 53.1% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Unless otherwise indicated, references in this report to "we", "us" or "our" refer to KCI and its subsidiaries, taken as a whole.

Manufacturing

Overview

Our manufacturing operations consist of an electric arc furnace mini-mill, a rod mill, a wire mill and three steel product fabrication facilities as outlined in our segment discussion above.  The manufacturing process commences at KSW where ferrous scrap is loaded into an electric arc furnace, converted into molten steel and then transferred to a ladle refining furnace where chemistries and temperatures are monitored and adjusted to specifications prior to casting.  The molten steel is transferred from the ladle refining furnace into a six-strand continuous casting machine which produces five-inch square strands, referred to as billets, that are cut to predetermined lengths.  These billets are then either transferred to the adjoining rod mill, shipped to Calumet for the production of steel bars and shapes or sold to third party customers.

Upon entering the rod mill, the billets are brought to rolling temperature in a reheat furnace and are fed to the rolling mill, where they are rolled into either wire rod or coiled rebar in a variety of diameters and specifications. After rolling, the wire rod or rebar is coiled and cooled.  After cooling, the coiled wire rod or rebar passes through inspection stations for metallurgical, surface and diameter checks.  Finished coils are compacted and tied.  Coiled rebar is shipped to customers and wire rod is either further processed into industrial wire, welded wire reinforcement and fabricated wire products at our wire mill and wire product fabrication facilities or shipped to wire rod customers.

While we do not maintain a significant "shelf" inventory of finished wire rod, we generally have on hand approximately a one-month supply of industrial wire, welded wire reinforcement, coiled rebar, fabricated wire products and steel bars and shapes inventory which enables us to fill customer orders and respond to shifts in product demand.

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

Our manufacturing processes consume large amounts of energy in the form of electricity and natural gas.  During 2005 and 2006, we purchased electrical energy for KSW from a utility under an interruptible service contract which provided for more economical electricity rates but allowed the utility to refuse or interrupt power to KSW.  During this time, the utility exercised their rights under the contract and periodically interrupted our power, which resulted in decreased production and increased costs associated with the related downtime.  This agreement expired on December 31, 2006.

Deregulation of electricity in Illinois occurred on January 1, 2007 after a ten-year rate freeze. For 2007 and 2008, we have a firm uninterruptible contract for delivery of power.  Under this new contract, on a daily basis, we are required to notify the utility of the amount of electricity we expect to consume on the next day, and the price we pay for this electricity is determined when we provide such notification based on the forecasted hourly energy market rate for the next day.  Any difference between our forecasted consumption and actual consumption will be settled based on the actual hourly market rate.  However, to allow us to avoid pricing fluctuations, the contract allows us to purchase blocks of power in the forward markets at our discretion at prices negotiated at the time of purchase.

Employment

As of December 31, 2007, we employed approximately 1,100 people, some of whom are covered under collective bargaining agreements, as follows:
•	700 are represented by the Independent Steel Workers’ Alliance at KSW under an agreement expiring in May 2009;
•	4 are represented by the International Association of Machinists and Aerospace Workers (Local 1570) at a KSW distribution center in Sherman, Texas under an agreement expiring in October 2008; and
•
70 are represented by Local Union #40, an Affiliate to the International Brotherhood of Teamsters' Chauffeurs Warehousemen and Helpers of America, AFL-CIO at EWP under an agreement expiring in November 2009.

We believe our labor relations are good.

Products, Markets and Distribution

The following table sets forth certain information with respect to our product mix in each of the last three years.

	Year Ended December 31,
	2005		2006		2007
Product	Percent of Tons Shipped	Percent of Sales	Percent of Tons Shipped	Percent of Sales	Percent of Tons Shipped	Percent of Sales

Fabricated wire products	19.2%	30.1%	16.5%	26.6%	16.0%	25.2%
Welded wire reinforcement	13.6	17.2	10.0	13.5	9.0	11.7
Nails (1)	3.2	3.4	2.6	2.8	0.1	0.1
Industrial wire	13.7	14.4	11.2	12.6	10.1	11.2
Coiled rebar	-	-	0.2	0.1	2.4	1.9
Bars and shapes	-	-	-	-	1.3	1.3
Wire rod	44.9	32.4	51.6	40.1	61.0	48.5
Billets	5.4	2.5	7.9	4.3	0.1	0.1
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

        (1)     We decided to discontinue our nail manufacturing operations during the third quarter of 2006 and all nail production was phased out by the end of the second quarter of 2007.  However, we continue to purchase small quantities of nails for resale.

Fabricated Wire Products.  KSW is one of the leading U.S. manufacturers of agricultural fencing, barbed wire, stockade panels and a variety of woven wire mesh, fabric and netting for agricultural and industrial applications.  We sell these products to agricultural, industrial, consumer do-it-yourself and other end-user markets which we believe are less cyclical than many steel consuming end-use markets such as the automotive, construction, appliance and machinery manufacturing industries.  We serve these markets through distributors, agricultural retailers, building supply centers and consumer do-it-yourself chains such as Tractor Supply Co., Lowe's Companies, Inc., and Ace Hardware Corporation.  We believe our ability to service these customers with a wide range of fabricated wire products through multiple distribution locations provides a competitive advantage in accessing these growing and less cyclical markets. As part of our marketing strategy, we design merchandise packaging, and supportive product literature for marketing many of these products to the retail consumer market.

KSW also manufactures products for residential and commercial construction, including rebar ty wire and stucco netting.  The primary customers for these products are construction contractors and building materials manufacturers and distributors.

We believe our fabricated wire products are less susceptible to the cyclical nature of the steel business than industrial wire, coiled rebar or wire rod because the commodity-priced raw materials used in these products, such as ferrous scrap, represent a lower percentage of the total cost of such value-added products.

Welded Wire Reinforcement.  EWP manufactures a wide variety of wire mesh rolls and sheets used to form wire reinforcement in concrete construction projects such as pipe, precast boxes and other applications, including use in roadways, buildings, and bridges.  Our welded wire reinforcement customers include pipe manufacturers, culvert manufacturers, rebar fabricators, and steel reinforcing distributors.  Like our fabricated wire products, we believe our welded wire reinforcement products are also less susceptible to the cyclical nature of the steel business than industrial wire, coiled rebar or wire rod because the commodity-priced raw materials used in these products, such as ferrous scrap, represent a lower percentage of the total cost of such value-added products when compared to wire rod or other less value-added products.  EWP’s primary raw material is wire rod and KSW provides the majority of EWP’s wire rod requirements.

Industrial Wire.  KSW is one of the largest manufacturers of industrial wire in the United States.  We produce custom-drawn industrial wire in a variety of gauges, finishes and packages for further consumption by our fabricated wire products operations or for sale to industrial fabrication and original equipment manufacturer customers, who are generally not our competitors.  Our industrial wire is used by customers in the production of a broad range of finished goods, including nails, coat hangers, barbecue grills, air conditioners, tools, containers, refrigerators and other appliances.

Coiled Rebar.  We produce several sizes of coiled rebar at KSW’s rod mill.  The coils are typically used by fabricators who will process the material as straightened and cut to length bars or fabricated shapes for specific reinforcement applications such as building and road construction.

Bars and Shapes.  Calumet manufactures merchant and special bar quality products and special sections in carbon and alloy steel grades, offering a broad range of value added products for use in agricultural, cold drawn, construction, industrial chain, service centers and transportation applications.  Calumet’s product line consists primarily of angles, flats, channels, rounds and squares. Calumet’s primary raw material is billets and KSW provides the majority of Calumet’s billet requirements.

Wire Rod.  We produce primarily low carbon steel wire rod and some higher carbon steel wire rod at KSW’s rod mill.  Low carbon steel wire rod, with carbon content of up to 0.38%, is more easily shaped and formed than higher carbon wire rod and is suitable for a variety of applications where ease of forming is a consideration.  During 2007, we internally utilized approximately 38% of the wire rod we manufactured to produce industrial wire, welded wire reinforcement and fabricated wire products.  The remainder of our wire rod production was sold directly to producers of construction products, fabricated wire products and industrial wire, including products similar to those we manufacture.

Billets.  KSW’s annual permitted billet production capacity is 820,000 tons, which is higher than the production capacity of KSW’s rod mill and Calumet’s annual billet consumption.  As a result, we sometimes sell excess billets to producers of products manufactured from low carbon steel.

Trademarks

Many of our fencing and related wire products are marketed under our RED BRAND® label, a widely recognized brand name in the agricultural fencing and construction marketplaces for more than 80 years.  RED BRAND sales represented approximately 82% of our fabricated wire products net sales in 2007.  We also maintain other trademarks for various products that have been promoted in their respective markets.

Customers

Our customers are primarily located in the Midwestern, Southwestern and Southeastern regions of the United States.  Our customers vary considerably by product.  We believe our ability to offer a broad range of products represents a competitive advantage in servicing the diverse needs of our customers.

Our segments are not dependent upon a single customer or a few customers, the loss of any one, or a few, would not have a material adverse effect on our segments’ business.  The percentage of sales related to each of our segments’ ten largest external customers and the percentage of sales related to the external customers at each of our segments that accounted for more than 10% of that segment’s net sales during 2007 (one customer at each of KSW and EWP and two customers at Calumet) is set forth in the following table:

	KSW	EWP	Calumet
	% of Segments’ Sales

Ten largest customers	50%	51%	65%

Customers > 10%	15%	11%	23%

Seasonality

Historically, we have experienced greater sales and profits during the first half of the year due to the seasonality of sales in principal wire products markets, including the agricultural and construction markets.

Backlog

Our backlog of unfilled cancelable fabricated wire products, welded wire reinforcement, industrial wire, coiled rebar, steel bars and shapes and wire rod purchase orders, for delivery generally within three months, approximated $25.8 million and $69.2 million at December 31, 2006 and 2007, respectively.  We do not believe backlog is a significant factor in our business, and we expect all of the backlog at December 31, 2007 will be shipped during 2008.

Industry and Competition

The fabricated wire products, welded wire reinforcement, industrial wire, coiled rebar and wire rod businesses in the United States are highly competitive and are comprised primarily of several large mini-mill wire rod producers, many small independent wire companies and a few large diversified wire producers.  We also face significant foreign competition.  Lower wage rates and other costs in foreign countries have resulted in market prices that significantly reduce and sometimes eliminate the profitability of certain products.

We believe we are well positioned to compete effectively due to:
•	the breadth of our fabricated wire products, welded wire reinforcement and industrial wire offerings;
•	our ability to service diverse geographic and product markets; and
•	the relatively low cost of our internal supply of wire rod.

We believe our facilities are well located to serve the Midwestern, Southwestern and Southeastern regions of the United States.  Close proximity to our customer base provides us with certain advantages over foreign and certain domestic competition including reduced shipping costs, improved customer service and shortened delivery times.

Fabricated Wire Products and Industrial Wire.  Our principal competitors in the fabricated wire products and industrial wire markets are Leggett and Platt, Deacero, Oklahoma Steel and Wire and Davis Wire Corporation.  Competition in the fabricated wire products and industrial wire markets is based on a variety of factors, including distribution channels, price, delivery performance, product quality, service, and brand name preference.  Our RED BRAND label has been a widely recognized brand name in the agricultural fencing and construction marketplaces for more than 80 years.  Additionally, we believe higher transportation costs and the lack of local distribution centers tend to limit foreign producers' penetration of our principal fabricated wire products and industrial wire markets, but we do not know if this will continue to be the case.

Welded Wire Reinforcement.  Our principal competitors in our welded wire reinforcement markets are Insteel Wire Products, Inc., of Mount Airy, NC and MMI Products, Inc., of Houston, TX.  We also face competition from smaller regional manufacturers and wholesalers of welded wire reinforcement products. We believe EWP’s superior products, renowned customer service and industry leading sales force distinguish EWP from its competitors.  In addition, we believe our vertical integration enhances EWP’s ability to compete more effectively in the market as EWP can rely on a more stable supply of wire rod.  Competitors of EWP have at times faced raw material shortages that have negatively impacted their daily production capability and delivery reliability.

Coiled Rebar.  The principal competitors for our assortment of coiled rebar include Gerdau Ameristeel, Rocky Mountain Steel, and Nucor Connecticut.  The primary competitive factors of the coiled rebar business are delivered price, coil size and product quality.  Due to our location, we believe we can effectively serve fabricators in the Midwestern region of the United States.

Bars and Shapes. Our principal competitors for our bars and shapes business include Gerdau Ameristeel, Nucor and Alton Steel. The primary competitive factors are delivered price and the breadth of product within the production capability of the mill.  Calumet’s mill location in Chicago Heights, Illinois is well suited to serve the bars and shapes market in the upper Midwest.

Wire Rod and Billets.  Since wire rod and billets are commodity steel products, we believe the market for these items is more competitive than the fabricated wire products and industrial wire markets, and price is the primary competitive factor.  Among our principal domestic competitors in these markets are Gerdau Ameristeel and Rocky Mountain Steel.  We also face significant foreign competition. The domestic steel industry continues to experience consolidation.  During the last eight years, we and the majority of our major domestic competitors have either filed for protection under Federal bankruptcy laws and discontinued operations, were acquired, or reduced or completely shut-down their operations.  We believe these shut-downs or production curtailments represent a significant decrease in estimated domestic annual capacity.  However, worldwide overcapacity in the steel industry continues to exist and imports of wire rod in recent years have increased significantly.

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

We record liabilities related to environmental issues when information becomes available and is sufficient to support a reasonable estimate of a range of probable loss.  If we are unable to determine that a single amount in an estimated range is more likely, the minimum amount of the range is recorded.  We do not discount costs of future expenditures for environmental remediation obligations to their present value due to the uncertain timeframe of payout.  Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

We believe our current operating facilities are in material compliance with all presently applicable federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.  Environmental legislation and regulations change rapidly and we may be subject to increasingly stringent environmental standards in the future.

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

Subscription Rights Offering

In February 2008, we distributed at no charge to holders of our common stock non-transferable subscription rights to purchase an aggregate of 2.5 million shares of our common stock for a purchase price of $10.00 per share, or an aggregate of $25 million.  For each share of common stock held by our stockholders of record on January 28, 2008, we distributed 0.25 of a subscription right.  Each whole subscription right entitles the record holder of common stock to purchase one share of our common stock at a subscription price of $10.00.  See Note 16 to our Consolidated Financial Statements.  We plan to use the net proceeds from the sale of the common stock pursuant to the subscription rights offering, if completed in full, to reduce indebtedness under our revolving credit facility.

Acquisition and Amendment of Credit Facility

During the first quarter of 2007, we formed Keystone-Calumet, Inc., which acquired substantially all of the real estate, equipment and inventory of CaluMetals, Inc.  Through Calumet, we manufacture merchant and special bar quality products and special sections in carbon and alloy steel grades, offering a broad range of value added products for use in agricultural, cold drawn, construction, industrial chain, service centers and transportation applications.  In connection with such acquisition, we also completed an amendment to our current credit facility during the first quarter of 2007, increasing the total committed facility amount from $80.0 million to $100.0 million, in part to finance the CaluMetals acquisition.  See Notes 2 and 6 to our Consolidated Financial Statements.

Restructuring

Previously, Keystone Wire Products (“KWP”), located in Sherman, Texas, manufactured and sold industrial wire and fabricated wire products.  Approximately 60% of KWP’s sales were to KSW in 2005 and 2006 and substantially all of KWP’s sales in 2007 were to KSW.  During the third quarter of 2006, in an effort to reduce costs, we decided to relocate KWP’s industrial wire manufacturing operations to KSW.  During the third quarter of 2007, in further efforts to reduce costs, we decided to discontinue all remaining manufacturing operations at KWP.  The majority of KWP’s wire products production equipment were transferred to KSW or sold.  The former KWP facility is now operated solely as a KSW distribution center.  We do not anticipate any changes in our customer base as a result of this decision, as shipments that are distributed through the former KWP location are now recognized as KSW sales.  Accordingly, KWP is now considered part of our KSW segment, and for comparability purposes we have combined KWP’s prior segment results with KSW’s segment results.

We will continue to analyze the profitability of our operations and make operating decisions accordingly.

Bankruptcy

As previously reported, we emerged from bankruptcy protection on August 31, 2005.  However, before the bankruptcy could be completely closed, all claims had to be dimissed, settled or fully adjudicated.  As of December 31, 2006, only two significant claims had not been adjudicated: (i) an environmental claim against Sherman Wire Company (“SWC”), one of our pre-petition wholly-owned subsidiaries, and (ii) an employment related claim against KCI.  During 2007, the final pending claim against KCI was settled and the final pending claim against SWC was fully adjudicated.  As a result, all final distributions to our pre-petition unsecured creditors were made and we recognized an approximate $10.1 million gain on cancellation of debt related to such remaining claims. See Note 3 to our Consolidated Financial Statements.

Availability of Company Reports Filed with the SEC

Our fiscal year is 52 or 53 weeks and ends on the last Sunday in December.  We will provide without charge copies of this Annual Report on Form 10-K for the year ended December 31, 2007, any copies of our Quarterly Reports on Form 10-Q for 2007 and any Current Reports on Form 8-K for 2006 and 2007, and any amendments thereto, upon written request.  Such requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

The general public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We are an electronic filer, and the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.  We do not maintain a company internet website.

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

We currently have a significant amount of debt. As of December 31, 2007, our total consolidated debt was approximately $91.6 million.  Our level of debt could have important consequences to our stockholders and creditors, including:

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

We are subject to restrictive covenants and asset encumbrances under the terms of our revolving credit facility.

Our revolving credit facility contains certain financial performance and other covenants, including covenants requiring us to maintain certain financial ratios and restricting our ability to incur additional secured indebtedness.  Our ability to comply with such provisions may be affected by events beyond our control.  If we are unable to comply with the facility’s financial or other restrictive covenants, there can be no assurance the lender would agree to any necessary amendments or waivers.

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

The markets in which we operate our businesses are highly competitive.  Competition is based on a number of factors, such as price, product quality and service.  Some of our competitors may be able to drive down prices for our products because the competitors’ costs are lower than our costs.  In addition, some of our competitors’ financial, technological and other resources may be greater than our resources, and such competitors may be better able to withstand negative changes in market conditions.  Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Further, consolidation of our competitors or customers in any of the industries in which we compete may result in reduced demand for our products.  In addition, in some of our businesses new competitors could emerge by modifying their existing production facilities so they could manufacture products that compete with our products.  The occurrence of any of these events could result in reduced earnings or operating losses.

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

Many of these global wire rod producers are able to produce wire rod at costs lower than we incur in our production.  As such, these wire rod imports are often able to be priced at lower levels than similar products manufactured by us.  In addition, we believe certain foreign governments subsidize their local wire rod producers.  These events can adversely impact our shipment levels and pricing decisions and, as such, could result in reduced earnings or operating losses.

Higher costs or limited availability of ferrous scrap may decrease our liquidity.

The number of sources for, and availability of, ferrous scrap, our primary raw material, is generally limited to the particular geographical region in which a facility is located.  Should our suppliers not be able to meet their contractual obligations or if we are otherwise unable to obtain necessary ferrous scrap quantities, we may incur higher costs for ferrous scrap or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset such higher costs with increased selling prices for our products.

Our relationships with our union employees could deteriorate.  At December 31, 2007, we employed approximately 1,100 persons in our various businesses, of which approximately 70% are subject to collective bargaining or similar arrangements.

All of these collective bargaining agreements are set to expire within the next two years.  We may not be able to negotiate labor agreements with respect to these employees on satisfactory terms or at all. If our employees were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations or higher ongoing labor costs.

Our forecasted operating results for Calumet may not come to fruition.

We acquired the operating assets used by Calumet in March 2007 and believe a steady supply of billets, an upgrade of production equipment and a more intense selling initiative will result in operating income at Calumet.  Although we believe the expectations used in our forecasts for Calumet are reasonable, forecasts by their nature involve substantial uncertainties that could significantly impact results.  Actual results could differ materially from forecast, resulting in operating losses at Calumet.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.      PROPERTIES.

Our principal executive offices are located in approximately 1,200 square feet of leased space at 5430 LBJ Freeway, Suite 1740, Dallas, Texas 75240-2697.

Our production facilities utilize approximately 2.3 million square feet for manufacturing, approximately 85% of which is located at our Peoria, Illinois facility.

The following table sets forth the location, size and general product types produced for each of our manufacturing facilities, as of December 31, 2007, all of which are owned by us:

Facility Name	Location	Approximate Size (Square Feet)	Products Produced

Keystone Steel & Wire	Peoria, IL	1,951,000	Fabricated wire products, industrial wire, coiled rebar, wire rod and billets
Engineered Wire Products	Upper Sandusky, OH	126,000	Welded wire reinforcement
Keystone-Calumet	Chicago Heights, IL	216,000	Steel bars and shapes

		2,293,000

We believe all of our facilities are adequately maintained and are satisfactory for their intended purposes.

ITEM 3.      LEGAL PROCEEDINGS.

On February 26, 2004, we and five of our then direct and indirect subsidiaries (excluding EWP) filed for voluntary protection under Chapter 11 of the Federal Bankruptcy Code.  We filed our petitions in the U.S. Bankruptcy Court for the Eastern District of Wisconsin in Milwaukee.  The Chapter 11 cases were consolidated for procedural purposes only and were jointly administered under the name FV Steel and Wire Company – Case No. 04-22421-SVK.  Each of the filing companies continued to operate its business and manage its property as a debtor-in-possession.  As a result of the Chapter 11 filings, litigation relating to pre-petition claims against the filing companies was stayed during the Chapter 11 proceedings.  We emerged from Chapter 11 on August 31, 2005.

During 2007, the final claims were dismissed, settled or fully adjudicated.  As a result, during the fourth quarter of 2007, we made the final distributions to our pre-petition unsecured creditors under our Third Amended Joint Plan of Reorganization.  We believe our Chapter 11 cases will be closed during 2008.  See Note 3 to our Consolidated Financial Statements.

We are also involved in various legal proceedings.  Information required by this Item is included in Notes 3, 9 and 10 to our Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

In connection with our emergence from Chapter 11, all of our outstanding common stock at August 31, 2005 was cancelled and we issued 10 million shares of a new issue of common stock.  Our common stock was not publicly traded from August 31, 2005 to June 23, 2006, on which date our common stock began trading on the OTC Bulletin Board (Symbol: KYCN).  As of February 29, 2008, we had approximately 1,535 holders of record of our common stock at a closing price of $12.38.  The following table sets forth the high and low closing per share sales prices for our common stock for the periods indicated, according to Bloomberg:

	High	Low

Year ended December 31, 2006

First quarter	N/A	N/A
Second quarter (April 1 to June 22)	N/A	N/A
Second quarter (June 23 to June 30)	$2.25	$2.00
Third quarter	$14.00	$2.55
Fourth quarter	$18.50	$11.70

Year ended December 31, 2007

First quarter	$25.00	$14.50
Second quarter	$23.74	$20.00
Third quarter	$22.75	$18.00
Fourth quarter	$19.52	$13.00

First Quarter 2008 through February 29, 2008	$16.98	$9.75

We have not paid cash dividends on our common stock since 1977. Our current intention is to retain all earnings to fund working capital requirements, capital expenditures and scheduled debt repayments, and we do not anticipate paying dividends on our common stock in the foreseeable future.  In addition, we are subject to certain covenants under our primary credit facilities that restrict our ability to pay dividends, including a prohibition against the payment of cash dividends on our common stock without lender consent.

Performance Graph - Set forth below is a line graph comparing the change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from June 23, 2006 (on which date our common stock began trading again) through December 31, 2007.  The graph shows the value at December 31 of each year assuming an original investment of $100 at June 23, 2006.

	June 23, 2006	December 31, 2006	December 31, 2007

Keystone common stock	$100	$750	$725
S&P 500 Index	100	115	121
S&P Steel Index	100	117	142

ITEM 6.      SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Item 7. "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

	Years ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share and per ton amounts)
Statement of Operations Data:
Net sales	$306,671	$364,335	$367,545	$440,540	$451,178
Operating income (loss)	(34,704)	31,486	20,193	79,750	97,972

Defined benefit pension credit (expense)	(6,898)	6,752	11,710	55,978	80,443
Other postretirement benefit credit (expense)	(17,503)	(20,909)	(8,885)	8,297	8,526
Operating income (loss) before pension and OPEB (5)	(10,303)	45,643	17,368	15,475	9,003
Gain on cancellation of debt	-	-	32,510	-	10,074
Gain on legal settlement	-	5,284	-	-	5,400
Reorganization costs	-	(11,158)	(10,308)	(679)	(190)
Provision for income taxes	-	(1,379)	(430)	(17,055)	(37,619)
Income (loss) before income taxes and other items (5)	(12,817)	37,470	14,635	11,191	(1,869)

Net income (loss)	$(37,517)	$16,060	$39,232	$57,732	$64,765
Net income (loss) available for common shares (1)	$(43,457)	$14,837	$39,232	$57,732	$64,765

Basic net income (loss) available for common shares per share	$(4.32)	$1.47	$4.12	$5.77	$6.48
Diluted net income (loss) available for common shares per share	$(4.32)	$.57	$1.88	$5.77	$6.48
Weighted average common and common equivalent shares outstanding (3):
Basic	10,068	10,068	10,046	10,000	10,000
Diluted	10,068	28,043	22,029	10,000	10,000

Other Steel and Wire Products Operating Data:
Shipments (000 tons):
Fabricated wire products	135	116	101	112	103
Welded wire reinforcement	66	71	71	67	58
Nails	53	28	17	18	1
Industrial wire	91	82	72	75	66
Coiled rebar	-	-	-	1	15
Bars and shapes	-	-	-	-	9
Wire rod	252	200	236	349	395
Billets	17	17	29	53	1
Total	614	514	526	675	648
Per-ton selling prices:
Fabricated wire products	$783	$984	$1,090	$1,037	$1,089
Welded wire reinforcement	539	829	881	870	896
Nails	558	759	742	692	834
Industrial wire	452	709	731	726	763
Coiled rebar	-	-	-	529	563
Bars and shapes	-	-	-	-	663
Wire rod	314	539	503	500	548
Billets	192	176	321	354	234
Steel and wire products in total	479	707	696	645	690

Average per-ton ferrous scrap purchase cost	$115	$205	$220	$210	$239

Other Financial Data:
Capital expenditures	$2,683	$5,080	$9,772	$18,739	$16,602
Depreciation and amortization	16,461	15,812	15,745	15,222	15,434

	As of December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Balance Sheet Data:
Working capital (deficit) (2)	$(90,210)	$11,910	$36,373	$31,776	$20,630
Property, plant and equipment, net	105,316	94,033	86,773	88,695	92,469
Total assets(4)	282,194	323,282	358,364	763,936	763,023
Total debt	88,897	65,985	99,895	76,448	91,577
Redeemable preferred stock (3)	2,112	2,112	-	-	-
Stockholders’ equity (deficit)(4)	(10,050)	4,787	67,531	403,662	404,694

(1)
Includes the effect of dividends on preferred stock of $5,940,000 and $1,223,000 in 2003 and 2004, respectively.  We discontinued accruing dividends on our preferred stock upon filing for Chapter 11 on February 26, 2004.

(2)	Working capital (deficit) represents current assets minus current liabilities.

(3)
All of our outstanding common and preferred stock at August 31, 2005 was cancelled in connection with our emergence from Chapter 11 on August 31, 2005, and at that time, we issued 10 million shares of a new issue of common stock.

(4)
We adopted Statement of Financial Accounting Standards (“SFAS”) No. 158 effective December 31, 2006, and, as a result, amounts reported as of December 31, 2006 and subsequent periods include the funded status of our pension plan.

(5)
Because pension and other postretirement benefit (“OPEB”) expense or credit, gain on legal settlement, gain on cancellation of debt and reorganization costs are all unrelated to operating activities of our businesses, we measure and evaluate the performance of our businesses using income (loss) before income taxes and other items as well as operating income before pension and OPEB credit or expense.  As such, we believe the presentation of income (loss) before income taxes and other items and operating income before pension and OPEB credit or expense provides more useful information to investors.  Income (loss) before income taxes and other items and operating income before pension and OPEB credit or expense are non-GAAP measures of profitability that are not in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and they should not be considered in isolation or as substitutes for measures prepared in accordance with GAAP.

A reconciliation of income before income taxes to income (loss) before income taxes and other items is set forth in the table below:

	Years ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Income (loss) before income taxes	$(37,218)	$17,439	$39,662	$74,787	$102,384
Adjustments:
Defined benefit pension expense (credit)	6,898	(6,752)	(11,710)	(55,978)	(80,443)
OPEB expense (credit)	17,503	20,909	8,885	(8,297)	(8,526)
Gain on legal settlement	-	(5,284)	-	-	(5,400)
Gain on cancellation of debt	-	-	(32,510)	-	(10,074)
Reorganization costs	-	11,158	10,308	679	190
Income (loss) before income taxes and other items	$(12,817)	$37,470	$14,635	$11,191	$(1,869)

A reconciliation of operating income as reported to operating income adjusted for pension and OPEB credits or expense is set forth in the following table.

	Years ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Operating income (loss) as reported	$(34,704)	$31,486	$20,193	$79,750	$97,972
Defined benefit pension expense (credit)	6,898	(6,752)	(11,710)	(55,978)	(80,443)
OPEB expense (credit)	17,503	20,909	8,885	(8,297)	(8,526)
Operating income (loss) before pension/OPEB	$(10,303)	$45,643	$17,368	$15,475	$9,003

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Business Overview

We are a leading domestic manufacturer of steel fabricated wire products, industrial wire, billets and wire rod.  We also manufacture welded wire reinforcement, coiled rebar and, beginning in March 2007, steel bars and shapes.  Our products are used in the agricultural, industrial, cold drawn, construction, transportation, original equipment manufacturer and retail consumer markets.  We are vertically integrated, converting substantially all of our fabricated wire products, welded wire reinforcement, coiled rebar, industrial wire and steel bars and shapes from billets and wire rod produced in our steel mini-mill.  Historically, our vertical integration has allowed us to benefit from the higher and more stable margins associated with fabricated wire products and welded wire reinforcement as compared to wire rod, as well as from lower production costs of wire rod as compared to wire fabricators that purchase wire rod in the open market.  Moreover, we believe our downstream fabricated wire products, welded wire reinforcement, coiled rebar, industrial wire and steel bars and shapes businesses better insulate us from the effects of wire rod imports as compared to non-integrated wire rod producers.

Recent Developments

On March 23, 2007, our newly-formed, wholly-owned subsidiary, Keystone-Calumet, Inc. acquired substantially all of the operating land, buildings, equipment and inventory of CaluMetals, Inc. for $6.2 million cash and a $1.1 million non-interest bearing, unsecured note. See Note 2 to our Consolidated Financial Statements.

During the first quarter of 2007, we amended our primary credit facility, increasing the total committed facility amount from $80.0 million to $100.0 million, in part to finance the CaluMetals acquisition.  Additionally, in May 2007, we amended the County Term Loan.  See Note 6 to our Consolidated Financial Statements.

As previously reported, we emerged from bankruptcy protection on August 31, 2005.  However, before the bankruptcy could be completely closed, all claims had to be dimissed, settled or fully adjudicated.  During 2007, the final pending claim against KCI was settled and the final pending claim against SWC was fully adjudicated.  As a result, all final distributions to our pre-petition unsecured creditors were made and we recognized an approximate $10.1 million gain on cancellation of debt.  See Note 3 to our Consolidated Financial Statements.

During February of 2008 we distributed at no charge to record holders of our common stock on January 28, 2008, non-transferable subscription rights to purchase an aggregate of 2.5 million shares of our common stock for a purchase price of $10.00 per share, or an aggregate of $25 million.  The subscription rights will expire on March 17, 2008, unless extended by us.  We plan to use the net proceeds from the sale of the common stock pursuant to the subscription rights offering to reduce indebtedness under our revolving credit facility ($46.3 million balance outstanding at December 31, 2007), which in turn would create additional availability under that facility that could be used for general corporate purposes, including scheduled debt payments, capital expenditures, expansion, potential acquisitions or the liquidity needs of our current operations.  See Note 16 to our Consolidated Financial Statements.

Results of Operations

Our profitability is primarily dependent on sales volume, per-ton selling prices, per-ton ferrous scrap cost, and energy costs.

The decrease in operating income before pension and OPEB from 2005 to 2006 was primarily due to the net effect of the following factors:
•	higher shipment volumes of fabricated wire products, wire rod and billets;
•	lower shipment volumes of welded wire reinforcement;
•	lower overall per-ton selling prices in 2006;
•	increased conversion costs in 2006 resulting from production interruptions due to operating issues with our wire rod mill reheat furnace;
•	an extra week of operations as 2006 was a 53-week year as compared to a 52-week year in 2005;
•	lower costs for ferrous scrap in 2006;
•	lower costs for natural gas in 2006;
•	lower state franchise taxes and general insurance expense in 2006; and
•	higher professional fees in 2006.

The decrease in operating income before pension and OPEB from 2006 to 2007 was primarily due to the net effect of the following factors:
•	lower shipment volumes of fabricated wire products, welded wire reinforcement, industrial wire and billets;
•	higher shipment volumes of wire rod and coiled rebar;
•	higher overall per-ton selling prices in 2007;
•	decreased conversion costs in 2007 as a result of the wire rod mill reheat furnace overhaul during the fourth quarter of 2006;
•	an extra week of operations as 2006 was a 53-week year as compared to a 52-week year in 2007;
•	higher costs for ferrous scrap in 2007;
•	higher electricity costs in 2007 due to deregulation on January 1, 2007 after a ten-year rate freeze; and
•	a $5.4 million gain on legal settlement in 2007.

Segment Operating Results

Our operating segments are organized by our manufacturing facilities and include three reportable segments:

•
Keystone Steel and Wire (“KSW”), located in Peoria, Illinois, operates an electric arc furnace mini-mill and manufactures and sells billets, wire rod, industrial wire, coiled rebar and fabricated wire products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets;

•
Engineered Wire Products (“EWP”), located in Upper Sandusky, Ohio, manufactures and sells welded wire reinforcement in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges; and

•
Keystone-Calumet, Inc. (“Calumet”), located in Chicago Heights, Illinois, manufactures and sells merchant and special bar quality products and special sections in carbon and alloy steel grades for use in agricultural, cold drawn, construction, industrial chain, service centers, and transportation applications.  See Note 2 to our Consolidated Financial Statements.

As discussed in Note 4 to our Consolidated Financial Statements, Keystone Wire Products (“KWP”) is now considered part of our KSW segment, and for comparability purposes we have combined KWP’s prior segment results with KSW’s segment results.

Our consolidated net sales, cost of goods sold, operating costs and operating income before pension and OPEB by segment are set forth in the following table:

	KSW	EWP	Calumet	Other(1)	Total
	(In thousands)

For the year ended December 31, 2005:

Net sales	$338,903	$62,777	$-	$(34,135)	$367,545
Cost of goods sold	(317,044)	(48,801)	-	36,256	(329,589)
Gross margin	21,859	13,976	-	2,121	37,956

Selling and administrative expense	(13,575)	(4,277)	-	(2,736)	(20,588)
Operating income (loss) before pension/OPEB	$8,284	$9,699	$-	$(615)	$17,368

For the year ended December 31, 2006:

Net sales	$412,866	$58,748	$-	$(31,074)	$440,540
Cost of goods sold	(392,082)	(45,397)	-	31,760	(405,719)
Gross margin	20,784	13,351	-	686	34,821

Selling and administrative expense	(14,226)	(3,887)	-	(1,233)	(19,346)
Operating income (loss) before pension/OPEB	$6,558	$9,464	$-	$(547)	$15,475

For the year ended December 31, 2007:

Net sales	$426,652	$52,509	$5,659	$(33,642)	$451,178
Cost of goods sold	(413,556)	(41,189)	(6,651)	33,488	(427,908)
Gross margin (loss)	13,096	11,320	(992)	(154)	23,270

Selling and administrative expense	(14,026)	(3,618)	(399)	(1,624)	(19,667)
Gain on legal settlement	-	-	-	5,400	5,400
Operating income (loss) before pension/OPEB	$(930)	$7,702	$(1,391)	$3,622	$9,003

 (1)   Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	2005	% of sales	2006	% of sales	2007	% of sales
	($ in thousands)

Net sales	$338,903	100.0%	$412,866	100.0%	$426,652	100.0%
Cost of goods sold	(317,044)	(93.6)	(392,082)	(95.0)	(413,556)	(96.9)
Gross margin	21,859	6.4	20,784	5.0	13,096	3.1

Selling and administrative	(13,575)	(4.0)	(14,226)	(3.4)	(14,026)	(3.3)
Operating income (loss) before pension/OPEB	$8,284	2.4%	$6,558	1.6%	$(930)	(0.2)%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	2005	2006	2007
Sales volume(000 tons):
Fabricated wire products	101	112	103
Nails	17	18	1
Industrial wire	72	76	66
Coiled rebar	-	1	15
Wire rod	304	409	448
Billets	29	60	15
Total	523	676	648

Per-ton selling prices:
Fabricated wire products	$1,090	$1,037	$1,089
Nails	742	692	834
Industrial wire	731	717	763
Coiled rebar	-	529	563
Wire rod	501	496	545
Billets	321	359	445
All products	644	603	653

Average per-ton ferrous scrap purchase cost	$220	$210	$239

Average electricity cost per kilowatt hour(1)	$0.04	$0.04	$0.05

Average natural gas cost per therm(1)	$0.89	$0.77	$0.76

(1) Generally, we use 500 million kilowatt hours of electricity and 21 million therms of natural gas annually.

The decrease in operating income before pension and OPEB from 2005 to 2006 was primarily due to higher shipment volumes of lower margin products and increased conversion costs caused by production interruptions related to operating issues of our rod mill reheat furnace, partially offset by a decrease in the cost of ferrous scrap and natural gas.  The reheat furnace was overhauled during the fourth quarter of 2006 to avoid future production inefficiencies.  The decrease in operating income before pension and OPEB from 2006 to 2007 was primarily due to a substantial increase in the cost of ferrous scrap and lower shipment volumes, partially offset by increased selling prices.  Additionally, electricity costs were higher during 2007 due to the deregulation of electricity in Illinois on January 1, 2007 following a ten-year rate freeze.

Higher shipment volumes of fabricated wire products during 2006 as compared to 2005 were primarily due to abnormally low shipment volumes in 2005 as a result of high customer inventory levels at the end of 2004.  Lower shipment volumes of fabricated wire products during 2007 as compared to 2006 were the result of a softening of the market due to price pressure and weather conditions causing the cancellation of agricultural projects.

Lower shipment volumes of nails during 2007 were due to the discontinuance of our nail manufacturing operations.  During the third quarter of 2006, we decided to discontinue our nail manufacturing operations as lower wage rates and other costs in foreign countries had resulted in market prices that eliminated the profitability of our nail business.

Lower shipment volumes of industrial wire during 2007 were due, in part, to lower market demand as a result of both an increase in imported finished products that adversely affected our customers’ sales volumes and our increased selling prices.

We experienced higher shipment volumes of coiled rebar during 2007 as we continue to obtain coiled rebar production certifications from various states and further penetrate the market.

The higher shipment volumes of wire rod in 2006 as compared to 2005 were primarily due to competitor production problems that were resolved during the fourth quarter of 2006.  In addition, due to the increased cost associated with exporting rod, foreign rod prices approximated domestic rod prices on a delivered basis in 2006 resulting in increased demand for domestic wire rod.  This trend in foreign competition continued in 2007 as lower quantities of import product available for sale and higher prices for import product resulted in higher shipment volumes of wire rod during 2007 as compared to 2006.

The higher shipment volumes of billets in 2006 as compared to 2005 and 2007 were also due to competitor production problems that were resolved during the fourth quarter of 2006.  2007 shipment volumes were also impacted by the use of more of our billets internally to meet increased wire rod demand.

Shipment volumes of all products were partially impacted by an extra week of operations as 2006 was a 53-week year compared to 52-week years in 2005 and 2007.

The lower per-ton selling prices on all products except billets during 2006 as compared to 2005 and 2007 were due primarily to significantly lower ferrous scrap costs, as our selling prices are influenced in part by the market cost of ferrous scrap.

Our efforts to recapture the portion of the market that we lost during bankruptcy resulted in higher selling and administrative cost in 2006 as compared to 2005 primarily due to an increased sales force. Additionally, personnel related costs were higher in 2006 as compared to 2005 due to annual compensation increases.

Engineered Wire Products

	2005	% of sales	2006	% of sales	2007	% of sales
	($ in thousands)

Net sales	$62,777	100.0%	$58,748	100.0%	$52,509	100.0%
Cost of goods sold	(48,801)	(77.7)	(45,397)	(77.3)	(41,189)	(78.4)
Gross margin	13,976	22.3	13,351	22.7	11,320	21.6

Selling and administrative	(4,277)	(6.8)	(3,887)	(6.6)	(3,618)	(6.9)
Operating income before pension/OPEB	$9,699	15.5%	$9,464	16.1%	$7,702	14.7%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	2005	2006	2007
Sales volume (000 tons):
Welded wire reinforcement	71	67	58

Per-ton selling prices:
Welded wire reinforcement	$881	$870	$896

Average per-ton wire rod purchase cost	$536	$504	$547

We believe the lower shipment volumes during 2006 and 2007 as compared to 2005 were due to a continuing decline in the construction of new homes, which results in a decline of related infrastructure projects and consequently, in a decrease in the sales of welded wire reinforcement.

The lower per-ton selling prices for 2006 as compared to 2005 and 2007 were primarily due to significantly lower cost for wire rod during 2006, as EWP’s selling prices are influenced in part by the cost of wire rod.  EWP sources substantially all of its wire rod requirements from KSW at prices that we believe approximate market.

Selling and administrative expenses were lower in 2006 and 2007 as compared to 2005 primarily due to a decline in employee bonuses.

Calumet

	2007	% of sales
	($ in thousands)

Net sales	$5,659	100.0%
Cost of goods sold	(6,651)	(117.5)
Gross margin (loss)	(992)	(17.5)

Selling and administrative	(399)	(7.1)
Operating loss before pension/OPEB	$(1,391)	(24.6)%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

2007

Sales volume (000 tons):
Bars and shapes	9

Per-ton selling prices:
Bars and shapes	$663

Average per-ton billet purchase cost	$457

During the third quarter of 2007, we decided to discontinue producing a certain bar product.  Accordingly, Calumet recognized a $240,000 impairment charge on related storeroom inventory items.  This impairment charge is included in cost of goods sold.

We are in the process of communicating with our customer markets to attempt to re-establish Calumet’s mill as a reliable supplier of bar products.  Prior to our acquisition, CaluMetals, Inc. had difficulty meeting customer deadlines due to various production issues including the lack of a steady supply of billets, the operation’s primary raw material.  Calumet now sources substantially all of its billet requirements from KSW at prices that we believe approximate market. KSW has sufficient capacity to supply the needed billets and we have established an inventory of bar products to facilitate expedient deliveries to our customers.  We believe we will ultimately regain customer confidence which should, in turn, lead to increased sales and profitability for this segment.

Pension Credits

During 2005, 2006 and 2007, we recorded a defined benefit pension credit of $11.7 million, $56.0 million and $80.4 million, respectively.  The increases in the pension credit were primarily the result of the component of the pension credit related to the expected return on plan assets; our plan assets increased by $277 million during 2005 and by an additional $233 million during 2006.  See Note 8 to our Consolidated Financial Statements.

OPEB Expense or Credits

During 2005, we recorded OPEB expense of approximately $8.9 million, as compared to OPEB credits of $8.3 million and $8.5 million recorded during 2006 and 2007, respectively.  Our OPEB participant benefits were substantially reduced as a result of our bankruptcy proceedings.  See Note 8 to our Consolidated Financial Statements.

Interest Expense

Interest expense was $4.0 million, $4.7 million and $6.1 million during 2005, 2006 and 2007, respectively.  The primary drivers of interest expense are as follows:

	2005	2006	2007
	($ in thousands)

Average debt balance	$91,582	$89,375	$95,483

Weighted average interest rate	4.2%	5.0%	6.2%

The increase in the overall weighted average interest rate during 2006 as compared to 2005 was primarily due to the fact that we discontinued accruing interest on pre-petition unsecured debt upon filing for Chapter 11 protection on February 26, 2004.

The increase in the overall weighted average interest rate from 2006 to 2007 was primarily due to an increase in the prime rate.  Interest rates on our primary credit facility range from the prime rate to the prime rate plus .5%. The increase in the weighted average interest rate during 2007 was primarily related to a significant increase in our primary credit facility balances which incur interest at a higher rate than all of our other debt.  In addition, during 2007, we refinanced $10.0 million of debt to the County of Peoria at a rate of 7.5% per annum.  Previously, this debt was non-interest bearing.

Gain on Legal Settlement

During 2007, we received a $5.4 million legal settlement from one of our former insurance carriers. See Note 10 to our Consolidated Financial Statements.

Gain on Cancellation of Debt

During 2005 and 2007, we recorded gains on cancellation of debt as a result of our bankruptcy proceedings.  See Note 3 to our Consolidated Financial Statements.

Reorganization Costs

During 2005, 2006 and 2007, we recorded reorganization costs of $10.3 million, $679,000 and $190,000, respectively.  As we emerged from bankruptcy in August of 2005, we incurred substantially more legal and professional fees relative to our Chapter 11 proceedings and related reorganization activities in 2005 as compared to 2006 and 2007.

Provision for Income Taxes

A tabular reconciliation of the difference between the U.S. Federal statutory income tax rate and our effective income tax rates is included in Note 7 to our Consolidated Financial Statements.  During 2005 and prior to the second quarter of 2006, considering all factors believed to be relevant, we believed our gross deferred tax assets (including net operating loss carryforwards) did not meet the more-likely-than-not realizability test.  As such, we had provided a deferred income tax asset valuation allowance to offset our net deferred income tax asset (before valuation allowance) of approximately $10.7 million at December 31, 2005.  Primarily as a result of the deferred tax asset valuation allowance, our provisions for income taxes during those periods were not significant.  However, during the first six months of 2006, we recorded taxable income in excess of our available federal income tax net operating loss carryforwards.  As such and after considering all of the available evidence, the valuation allowance related to our net deferred income tax assets was completely reversed during the first six months of 2006.  We believe the realization of our remaining gross deferred income tax assets (including an alternative minimum tax credit carryforward) meet the more-likely-than-not realizability test.  We recorded a provision for income taxes that approximated the statutory rate for the remainder of 2006 and throughout 2007.

Outlook for 2008

We currently believe 2008 operating income before pension and OPEB will be higher than 2007 due primarily to the net effect of the following factors:
•	increased shipment volumes of fabricated wire products as we believe 2007 agricultural and construction projects which were cancelled due to inclement weather will be completed in 2008;
•	increased shipment volumes of bar products as we continue to gain customer confidence at Calumet;
•	increased shipment volumes of coiled rebar as we continue to penetrate that market;
•
slightly lower shipment volumes of wire rod as we plan to use more wire rod internally in the production of value-added products; partially offset by an increase in wire rod demand due to higher Chinese export tariffs and a weak US dollar;

•	level shipment volumes of industrial wire due to price increases;
•
higher shipment volumes of welded wire reinforcement due to the additional products manufactured at EWP as a result of their plant expansion partially offset by continued weakness in the construction market;

•	increased overall per-ton selling prices; and
•	slightly lower ferrous scrap costs.

Additionally, we currently expect our 2008 defined benefit pension credit will be $85.4 million as compared to the $80.4 million credit recorded in 2007.

See Note 14 to our Consolidated Financial Statements for the projected impact of recent accounting pronouncements on our financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Borrowing Availability

	December 31,
	2006	2007
	(In thousands)

Working Capital	$31,776	$20,630
Outstanding balance under revolving credit facility	17,734	46,261

Borrowing availability	23,697	22,836

During the first quarter of 2007, we completed an amendment to our primary credit facility, increasing the total committed facility amount from $80.0 million to $100.0 million, in part to finance the CaluMetals acquisition.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.5 million at December 31, 2007).  The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.  Accordingly, any outstanding balances under this facility are always classified as a current liability regardless of the maturity date of the facility.

Our primary credit facility requires compliance with certain financial covenants related to performance measures.  We were in compliance with all financial covenants at December 31, 2007.  See Note 6 to our Consolidated Financial Statements.

Historical Cash Flows

Operating Activities

During 2006, net cash provided by operations totaled $43.5 million as compared to net cash used in operations of $30.7 million during 2005.  The $74.1 million net increase in operating cash flows was due primarily to the net effects of:

•	lower operating income before pension/OPEB in 2006 of $1.9 million;
•	lower OPEB payments made in 2006 of $4.4 million as OPEB participant benefits were substantially reduced as a result of our bankruptcy proceedings;
•	lower reorganization costs of $6.4 million paid in 2006;
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

•
higher net cash generated from relative changes in our inventory in 2006 of $25.1 million due to the net effects of operating issues with our wire rod mill reheat furnace during 2006 and a more significant shutdown for planned major maintenance during the fourth quarter of 2006 than in 2005;

•
less cash generated from accounts payable in 2006 as the increase in accounts payable from 2004 to 2005 was the result of obtaining credit terms from vendors subsequent to our emergence from bankruptcy; and

•
less other net cash used in operations in 2006 due to lower environmental costs of $1.2 million paid in 2006, lower income tax payments in 2006, and $4.0 million received related to an insurance settlement during 2006 that was recorded as a liability subject to compromise (see Note 3 to our Consolidated Financial Statements) and the $4.1 million payment to our creditors upon emergence from bankruptcy on August 31, 2005.

During 2007, net cash provided by operations totaled $2.6 million as compared to net cash provided by operations of $43.5 million during 2006.  The $40.9 million net decrease in operating cash flows was due primarily to the net effects of:

•	lower operating income before pension/OPEB in 2007 of $6.5 million;
•	lower reorganization costs of $3.6 million paid in 2007;
•
higher net cash used due to relative changes in our accounts receivable in 2007 of $37.9 million primarily due to an abnormally high accounts receivable balance at both December 31, 2005 and December 31, 2007 as a result of exceptional demand at the end of 2005 and 2007 (the seasonality of our business generally results in lower accounts receivable at the end of each year);

•	higher net cash generated from relative changes in our inventory in 2007 of $2.2 million due to exceptional demand at the end of 2007;
•
more cash generated from accounts payable of $4.0 million in 2007 primarily due to an increase in the cost of ferrous scrap at the end of 2007 as compared to the end of 2006 and better credit terms with certain vendors; and

•	final payments to our pre-petition creditors of $4.3 million in 2007.

Investing Activities

On March 23, 2007, we acquired substantially all of the operating land, buildings, equipment and inventory of CaluMetals, Inc. for $6.2 million in cash and a $1.1 million non-interest bearing, unsecured note.  We financed the cash payments of this acquisition through additional borrowings of $2.2 million on our revolving credit facility and $4.0 million on our Wachovia Term Loans.

During 2005, 2006 and 2007, we had capital expenditures of approximately $9.8 million, $18.7 million and $16.6 million, respectively.  The increase in capital expenditures from 2005 to 2006 was primarily related to a plant expansion at EWP and an overhaul of the rod mill reheat furnace at KSW.  Capital expenditures for 2007 primarily related to the completion of the plant expansion at EWP and upgrades of production equipment at KSW.  Capital expenditures for 2008 are expected to be approximately $12 million and are related primarily to upgrades of production equipment at KSW.  We expect to fund capital expenditures using cash flows from operations and borrowing availability under our credit facilities.

During 2005, restricted investments decreased due primarily to the refund of a $5.3 million escrow account related to a 2004 legal settlement and $1.6 million of reimbursements received from our environmental trust funds (see Note 9 to our Consolidated Financial Statements).

During 2006, restricted investments increased due to the $4.0 million received related to an insurance settlement (see Note 3 to our Consolidated Financial Statements) which restricted our use of the funds to the payment of SWC’s pre-petition unsecured claims, partially offset by $2.9 million of reimbursements received from our environmental trust funds.  During September 2007, we distributed approximately $3.7 million to SWC’s pre-petition unsecured creditors as payment in full for 100% of their allowed claims.  In connection with this distribution, the related $4.0 million of restricted funds were released to us.

Financing Activities

As a result of lower OPEB payments, lower reorganization costs and the availability of funds received late in 2005 from the term loan of our post-emergence credit facility discussed below, we reduced our borrowings on our revolving credit facilities by $18.4 million during 2006, as compared to increasing our borrowings on our revolving credit facilities during 2005. As a result of decreased profitability, the acquisition of CaluMetals’ assets, and principal payments on our various other credit facilities, we increased our borrowings on our revolving credit facilities by $28.5 million during 2007, as compared to decreasing our borrowings on our revolving credit facilities during 2006.

During 2005, we retired $17.6 million of debtor-in-possession and other financing and obtained a five-year $80.0 million secured credit facility from Wachovia Capital Finance (Central) (“Wachovia”).  The Wachovia credit facility includes a term loan in the amount of up to $25.0 million, subject to a borrowing base calculation based on the market value of our real property and equipment.  To the extent there is sufficient borrowing base, the term loan portion of the Wachovia Facility can be reloaded in the amount of $10.0 million.  During 2005, we drew $23.1 million on the Wachovia Term Loans. During 2007, we drew an additional $4.0 million on our Wachovia Term Loans in connection with the CaluMetals acquisition.

During 2006, we made principal payments of $4.6 million on our Wachovia Term Loans and $800,000 on our 8% Notes.  During 2007, we made principal payments of $8.6 million on our 8% Notes, $2.7 million on our UC Note, $5.2 million on our Wachovia Term Loans and $1.5 million on our County Term Loan.

Summary of Debt and Other Contractual Commitments

As more fully described in the Notes to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 6, 9 and 10 to our Consolidated Financial Statements.    The following table summarizes such contractual commitments that are unconditional both in terms of timing and amount by the type and date of payment:

	Payment due date
Contractual commitment	2008	2009/2010	2011/2012	2013 and after	Total
	(In thousands)

Indebtedness:
Principal	$15,914	$69,771	$2,745	$3,437	$91,867
Interest	5,426	7,864	595	163	14,048

Operating leases	578	621	58	-	1,257

Product supply agreements	1,200	2,400	1,500	-	5,100

Total	$23,118	$80,656	$4,898	$3,600	$112,272

The timing and amounts shown in the above table related to indebtedness (both principal and interest), operating leases and product supply agreements are based upon the contractual payment amount and the contractual payment or maturity date for such commitments, including the outstanding balance under our revolving credit facility, which we classify as a current liability at December 31, 2007 because the facility requires our daily net cash receipts to be used to reduce the outstanding borrowings.  See Note 6 to our Consolidated Financial Statements.

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

Environmental Obligations

At December 31, 2007, our financial statements reflected accrued liabilities of $5.3 million for estimated remediation costs for those environmental matters which we believe are probable and reasonably estimable.  Although we have established an accrual for estimated future required environmental remediation costs, we do not know the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties.  Accordingly, the costs of remedial measures may exceed the amounts accrued.  The upper end of the range of reasonably possible costs to us for sites where we have been named a defendant or potentially responsible party is approximately $6.7 million, including the $5.3 million currently accrued.  See Note 9 to our Consolidated Financial Statements for discussions of our environmental liabilities.

Pension and Other Postretirement Obligations

We were not required to make any cash contributions for defined benefit pension plan fundings during 2005, 2006 or 2007 and we do not expect to be required to make contributions to our defined benefit pension plans during 2008.  However, we contributed $8.3 million, $3.9 million and $3.8 million to our other postretirement benefit plans during 2005, 2006 and 2007, respectively, and anticipate contributing $4.5 million during 2008.  Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and other postretirement benefit expense or credit and funding requirements in future periods.

Liquidity Outlook

During the next two years we have significant required principal payments on our various credit facilities.  These payments are expected to be approximately $15.9 million in 2008 and $16.7 million in 2009. These principal payments are expected to be funded with cash from operations and borrowing availability under our existing credit facilities.  However, an industry-wide softening of demand, coupled with increases in the costs of materials and utilities, has contributed to a decline in our profitability and cash flows during the last twelve months.  Satisfying our future capital commitments using our existing credit facilities could deplete our borrowing availability thereunder and consequently limit our ability to withstand further downturns in our business, invest in additional capital improvements or make acquisitions.

We plan to use the net proceeds from the sale of the common stock pursuant to a $25 million subscription rights offering to reduce indebtedness under our revolving credit facility ($46.3 million balance outstanding at December 31, 2007), which in turn would create additional availability under that facility that could be used for general corporate purposes, including scheduled debt payments, capital expenditures, potential acquisitions or the liquidity needs of our current operations.  However, we may, in our sole discretion, decide to cancel or terminate the subscription rights offering at any time before the expiration of the subscription rights offering for any reason and we may, in our sole discretion, amend or modify the terms of the subscription rights offering (including the maximum number of shares of common stock we may issue in the subscription rights offering or the subscription price per share to be paid to exercise the subscription rights) at any time.  The subscription rights offering will expire on March 17, 2008, unless extended by us.  We do not intend to extend the expiration date of the subscription rights.  However, if we amend or modify certain terms of the subscription rights offering, we will extend the expiration date.

We have in the past, and may in the future, seek to raise additional capital, incur additional debt, refinance or restructure existing indebtedness and repurchase existing indebtedness in the market or otherwise.  We continue efforts to recapture a portion of the market we lost due to our Chapter 11 filings.  We will continue to analyze the profitability of our operations and make operating decisions accordingly. Overall, excluding the potential funds from the subscription rights offering, we believe our cash flows from operating activities combined with availability under our existing credit facilities will be sufficient to enable us to meet our cash flow needs during 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  On an on-going basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses.  Actual results may differ from previously-estimated amounts under different assumptions or conditions.

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

Under applicable GAAP (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present.  No impairment indicators were present during 2007.

Income taxes.  We record a valuation allowance to reduce our gross deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income or loss in the period such change in estimate was made.  Prior to 2006, considering all factors believed to be relevant, our gross deferred tax assets did not meet the more-likely-than-not realizability test.  As such, we had provided a deferred income tax asset valuation allowance to fully offset our net deferred income tax asset.  During the first six months of 2006, we recorded taxable income in excess of our available federal income tax net operating loss carryforwards.  As such and after considering all of the available evidence, the valuation allowance related to our net deferred income tax assets was completely reversed during the first six months of 2006.  We believe the realization of our remaining gross deferred income tax assets (including an alternative minimum tax credit carryforward) meet the more-likely-than-not realizability test.

We record a reserve for uncertain tax positions in accordance with FIN No. 48, Accounting for Uncertain Tax Positions, for each tax position where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.

Contingencies.  We record accruals for environmental, legal and other contingencies when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated.  However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

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

We recognized a consolidated defined benefit pension plan credit of $11.7 million in 2005, $56.0 million in 2006 and $80.4 million in 2007.  The amount of funding requirements for our defined benefit pension plans is based upon applicable regulations, and will generally differ from pension expense or credit recognized under SFAS No. 87 for financial reporting purposes.  No contributions were required to be made to our defined benefit pension plans during the past three years.

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

We used the following discount rates for our defined benefit pension plans during the last three years:

Discount rates used for:
Obligations at December 31, 2005 and expense in 2006	Obligations at December 31, 2006 and expense in 2007	Obligations at December 31, 2007 and expense in 2008

5.5%	5.8%	6.3%

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

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets of our plans and the expected long-term rates of return for such asset components.  In addition, we receive advice about appropriate long-term rates of return from our third-party actuaries.  Substantially all of our plan assets are invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran, to permit the collective investment by certain master trusts that fund certain employee benefit plans sponsored by Contran and certain of its affiliates.  Mr. Simmons is the sole trustee of the CMRT.  The CMRT's investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT.  The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return.  The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  During the 20-year history of the CMRT through December 31, 2007, the average annual rate of return of the CMRT (excluding the CMRT’s investment in certain securities of affiliated entities) has been 14.0%.  For 2005, 2006 and 2007, the assumed long-term rate of return utilized for plan assets invested in the CMRT was 10%. We currently expect to utilize the same long-term rate of return on plan assets assumption in 2008.  In determining the appropriateness of such long-term rate of return assumption, we considered, among other things, the historical rate of return for the CMRT, the current and projected asset mix of the CMRT, the investment objectives of the CMRT’s managers and the advice of our third-party actuaries.  At December 31, 2007, the asset mix of the CMRT was 93% in U.S. equity securities, 5% in international equity securities and 2% in U.S. fixed income securities.

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

Defined benefit pension expense or credit and the amounts recognized as pension assets or liabilities are based upon the actuarial assumptions discussed above.  We currently expect our 2008 defined benefit pension credit will approximate $85.4 million and that no cash contributions will be required during 2008.  We believe all of the actuarial assumptions used are reasonable and appropriate.  If we had lowered the assumed discount rate by 25 basis points as of December 31, 2007, our projected and accumulated benefit obligations would have increased by approximately $9.6 million and $9.3 million, respectively at that date, and the defined benefit pension credit would be expected to decrease by approximately $450,000 during 2008.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points, the defined benefit pension credit would be expected to decrease by approximately $2.3 million during 2008.

Assumptions on other postretirement benefit plans. We account for our OPEB plans under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions, as amended by SFAS No. 158. Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, including the assumed discount rate.

We recognized consolidated OPEB expense of $8.9 million in 2005, an $8.3 million credit in 2006, and an $8.5 million credit in 2007.  Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes.  Contributions to the plans to cover benefit payments aggregated $8.3 million in 2005, $3.9 million in 2006, and $3.8 million in 2007.  Our OPEB payments were lower in 2006 and 2007 due primarily to an agreement entered into in connection with our emergence from bankruptcy that substantially reduced participant benefits under our OPEB plans.  See Note 8 to our Consolidated Financial Statements.

The assumed discount rates we utilize for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates we utilize for our defined benefit pension plans and are re-evaluated annually.  Changes in discount rates or other actual outcomes that differ from previous assumptions have the same accounting implications as discussed in “Assumptions on defined benefit pension plans” above.  Our OPEB plans do not provide for medical benefits to participants.  Accordingly, changes in the healthcare cost trend rate do not impact our future OPEB expense or obligations.

OPEB expense and the amount recognized as accrued OPEB costs are based upon the actuarial assumptions discussed above.  We expect to record an $8.8 million OPEB credit in 2008.  In comparison, we expect to make $4.5 million of contributions to such plans during 2008.  We believe all of the actuarial assumptions used are reasonable and appropriate.  If we had lowered the assumed discount rate by 25 basis points for all of our OPEB plans as of December 31, 2007, our aggregate accumulated OPEB obligations would have increased by approximately $710,000 at that date, and our OPEB credit would be expected to decrease by $30,000 during 2008.

Related Party Transactions

As further discussed in Note 13 to our Consolidated Financial Statements, we are party to certain transactions with related parties. It is our policy to engage in transactions with related parties on terms, no less favorable than could be obtained from unrelated parties.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk relates primarily to changes in interest rates on long-term debt obligations.  At December 31, 2007, approximately 32% of our long-term debt was comprised of fixed rate instruments, which minimize earnings volatility related to interest expense.  We do not currently participate in interest rate-related derivative financial instruments.

The table below presents principal amounts and related weighted-average interest rates by maturity date for our long-term debt obligations.

	Contracted Maturity Date							Estimated Fair Value
	2008	2009	2010	2011	2012	Thereafter	Total	December 31, 2007
	($ In thousands)
Fixed-rate debt -
Principal amount	$10,581	$11,327	$1,230	$1,324	$1,421	$3,437	$29,320	$21,961

Weighted-average interest rate	1.8%	1.5%	7.5%	7.5%	7.5%	5.1%	2.9%

Variable-rate debt-
Principal amount	$5,333	$5,333	$51,881	$-	$-	$-	$62,547	$62,547

Weighted-average interest rate	7.8%	7.8%	7.8%	-%	-%	-%	7.8%

At December 31, 2006, our fixed rate indebtedness aggregated $41.3 million (fair value - $33.8 million) with a weighted-average interest rate of 1.1%; our variable rate indebtedness aggregated $35.1 million, which approximated fair value, with a weighted-average interest rate of 8.5%.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information called for by this Item is contained in a separate section of this Annual Report. See “Index of Consolidated Financial Statements” (page F-1).

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Scope of Management Report on Internal Control Over Financial Reporting

We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by Exchange Act Rule 13a-15(f), means a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets,
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are made only in accordance with authorizations of our management and directors, and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Consolidated Financial Statements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include a management report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2007.  Our independent registered public accounting firm is also required to audit the Company’s internal control over financial reporting as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15(f) and 15d-15(f). Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007. See “Scope of Management’s Report on Internal Control Over Financial Reporting” above.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their report which is included in this Annual Report on Form 10-K.

ITEM 9B.     OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS

The following directors will hold office until our 2008 Annual Meeting of Stockholders and until their successors are duly elected and qualified or their earlier removal or resignation.

Paul M. Bass, Jr., age 72, has served on our board of directors since 1989.  Mr. Bass also serves as a director of CompX International Inc. (“CompX”), one of our publicly-held affiliated corporations that manufactures precision slides, security products, ergonomic computer support systems and performance marine products. From prior to 2003, Mr. Bass has served as vice chairman of First Southwest Company, a privately owned investment banking firm.  He is also chairman of the board of trustees of the Southwestern Medical Foundation, a foundation that supports and promotes The University of Texas Southwestern Medical Center.  Mr. Bass is a member of CompX’s audit committee and our audit committee, management development and compensation committee, and master trust committee.

Richard R. Burkhart, age 56, has served on our board of directors since August 2005.  Mr. Burkhart is a principal of Stoutheart Corporation, a private equity holding company located in Chagrin Falls, Ohio.  Prior to 2003, Mr. Burkhart was group vice president of fabrication and distribution for RTI International Metals, Inc. and has been directing corporation reorganizations, start-ups and buy-outs in the capital goods, metals and systems integration industries since 1982.  Mr. Burkhart recently retired as a director of Fansteel Corporation, a publicly-traded manufacturer of engineered metal components.

John R. Parker, age 63, has served on our board of directors since August 2005.  Mr. Parker retired in 2005 from being vice president and chief operating officer of Thomas More College, Crestview Hills, Kentucky.  Prior to that, Mr. Parker served as vice president and chief financial officer of NS Group, Inc., a specialty steel manufacturing company, from 1981 through 2000.  Mr. Parker is also a director of Fansteel Corporation, a publicly-traded manufacturer of engineered metal components.  Mr. Parker is a member of our audit committee and management development and compensation committee.

Glenn R. Simmons, age 80, has served as our chairman of the board since 1986.  Mr. Simmons is also chairman of the board of CompX and vice chairman of the board of Contran and Valhi, Inc. (“Valhi”).  Valhi is another one of our publicly-held sister companies that is a subsidiary of Contran and a diversified holding company with principal investments in Kronos Worldwide, Inc. (“Kronos”), a publicly-held manufacturer of titanium dioxide pigments, and NL Industries, Inc. (“NL”), a publicly-held holding company with investments in Kronos and CompX.  Mr. Simmons is also a director of Kronos, NL and Titanium  Metals  Corporation ("TIMET"),  a  publicly-held  integrated producer of titanium metals products that is also an indirect subsidiary of Contran.  Mr. Simmons has been an executive officer or director of various companies related to Contran since 1969.  He is a brother of Harold C. Simmons.  Mr. Simmons is chairman of our master trust committee.

Troy T. Taylor, age 50, has served on our board of directors since August 2005.  Mr. Taylor is president of Algon Group, a financial advisory and investment banking firm, and has served in such capacity since 2002.  He also serves as a director of Hyperion Bank, a Philadelphia-based community bank. From 2004 until January 2006 he served as director and chairman of the audit committee of Barjan, Inc., a distributor of consumer products.  He served as vice chairman of PCX Corporation, a designer of custom pre-fabricated electrical solutions, from 2002 to 2004 and as president of GMA Partners, Inc., an investment firm, from 1998 to 2001.  In his capacity at GMA Partners, Inc., he served as chairman of 1-800-Auto-Tow, Inc.  Mr. Taylor’s prior investment banking experience includes senior positions at KPMG Peat Marwick, Morgan Keegan & Co., and Oppenheimer & Co.

Steven L. Watson, age 57, has served on our board of directors since 2000.  Mr. Watson has been chief executive officer of Valhi since 2002 and president and a director of Valhi and Contran since prior to 2003.  He has served as vice chairman of the board of Kronos since 2004, chief executive officer of TIMET since 2006 and vice chairman of the board of TIMET since 2005.  Mr. Watson also serves as a director of CompX and NL. Mr. Watson has served as an executive officer or director of various companies related to Valhi and Contran since 1980.  Mr. Watson is chairman of our management development and compensation committee and a member of our master trust committee.

Donald P. Zima, age 75, has served on our board of directors since August 2005.  Mr. Zima served as chief financial officer to Stericycle from 2003 to 2004 and as vice president and chief financial officer of Scherer Healthcare, Inc. from prior to 2001 to 2003.  He is chairman of our audit committee.

EXECUTIVE OFFICERS

Set forth below is certain information relating to our executive officers.  Each executive officer serves at the pleasure of the board of directors.  Biographical information with respect to Glenn R. Simmons is set forth under the Directors subsection above.

Name	Age	Position(s)
Glenn R. Simmons	80	Chairman of the Board
David L. Cheek	58	President and Chief Executive Officer
C. Vic Stirnaman	60	Executive Vice President
Bert E. Downing, Jr.	51	Vice President, Chief Financial Officer, Corporate Controller and Treasurer
John M. Thomas	69	Vice President – Structural Products

David L. Cheek has served as our president and chief executive officer since 2003.  From 2001 to 2003, he was our president and chief operating officer.

C. Vic Stirnaman has served as our executive vice president since August 2005.  He served as our director, human resources of Keystone Steel & Wire, one of our divisions, from 1997 to 2005.

Bert E. Downing, Jr. has served as our vice president and chief financial officer, corporate controller, and treasurer since December 2002.  He has served in various financial and accounting positions with us since prior to 2003.

John M. Thomas has served as our vice president – structural products since August 2005.  He also serves as president of Engineered Wire Products, Inc., one of our wholly-owned subsidiaries, and has served in that position since prior to 2003.

In 2004, we filed a voluntary petition for reorganization under federal bankruptcy laws and emerged from bankruptcy proceedings in 2005.  As noted above, Mr. Simmons and Messrs. Cheek and Downing have served as executive officers since prior to 2004.

CORPORATE GOVERNANCE

Code of Business Conduct and Ethics. We have adopted a code of business conduct and ethics.  The code applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller.  Only the board of directors may amend the code.  Only our audit committee or other committee of the board of directors with specific delegated authority may grant a waiver of this code.  We will disclose amendments to or waivers of the code as required by law.

Availability of Corporate Governance Documents. A copy of each of our audit committee charter and code of business conduct and ethics is available without charge, by sending a written request to the attention of our corporate secretary at Keystone Consolidated Industries, Inc., Three Lincoln Centre, 5430 LBJ Freeway, Suite 1740, Dallas, Texas 75240-2697.

Audit Committee.  Our board of directors has determined that each member of our audit committee is independent, financially literate and has no material relationship with us other than serving as our director; and Mr. John R. Parker is an “audit committee financial expert.”

AUDIT COMMITTEE REPORT

Our management is responsible for, among other things, preparing its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or “GAAP” and establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and evaluating the effectiveness of such internal control over financial reporting.  Our independent registered public accounting firm is responsible for auditing our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and for expressing an opinion on the conformity of the financial statements with GAAP.  Our independent registered public accounting firm is also responsible for auditing our internal control over financial reporting in accordance with such standards and for expressing an opinion on the effectiveness of our internal control over financial reporting.  Our audit committee assists the board of directors in fulfilling its responsibility to oversee management’s implementation of our financial reporting process.  In its oversight role, our audit committee reviewed and discussed the audited financial statements with management and with PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm for 2007.  Our audit committee also reviewed and discussed internal control over financial reporting with management and with PwC.

Our audit committee met with PwC and discussed any issues deemed significant by our independent registered public accounting firm, including the required matters to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as amended.  PwC has provided to our audit committee written disclosures and the letter required by Independence Standards Board No. 1, Independence Discussions with Audit Committees, and our audit committee discussed with PwC that firm’s independence.  Our audit committee also concluded that PwC’s provision of non-audit services to us and our related entities is compatible with PwC’s independence.

Based upon the foregoing considerations, our audit committee recommended to the board of directors that our audited financial statements be included in this Annual Report on Form 10-K for filing with the SEC.  Members of our audit committee of the board of directors respectfully submit the foregoing report.

Donald P. Zima Chairman of Our Audit Committee	Paul M. Bass Member of Our Audit Committee	John R. Parker Member of Our Audit Committee

ITEM 11.     EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

We employed four of our named executive officers in 2006 and 2007.  Our chairman of the board is an employee of Contran who provided his services to us in 2006 and 2007 under our Intercorporate Services Agreement (“ISA”) with Contran, see Item 13 – “Certain Relationships and Related Transactions and Director Independence”.

Compensation of Our Named Executive Officers Employed by Us

In 2006 and 2007, we employed the following named executive officers:

Name	Position(s)

David L. Cheek	President and Chief Executive Officer
C.Vic Stirnaman	Executive Vice President
Bert E. Downing, Jr.	Vice President, Chief Financial Officer, Corporate Controller and Treasurer
John M. Thomas	Vice President – Structural Products

Overview

Prior to 2007, we decided to forego long-term compensation (other than defined contribution plans, defined benefit plans and nonqualified deferred compensation plans available to certain employees), and implemented a compensation program that is primarily cash-based, with minimal perquisites, if any.  Our objectives for the primarily cash-based compensation program as it relates to our senior officers, including all of our named executive officers employed by us, are to:

•	have a total individual compensation package that is easy to understand;

•	encourage them to maximize long-term stockholder value; and

•
achieve a balanced competitive compensation package that would attract and retain highly qualified senior officers and appropriately reflect each such officer’s individual performance, contributions and general market value.

In furtherance of our objectives and in an effort to separate annual operating planning from annual incentive compensation, we implemented discretionary incentive compensation awards for our senior officers.  As a result, compensation for our named executive officers employed by us primarily consists of base salaries and annual discretionary incentive compensation awards.

We do not base our employed named executive officer compensation on any specific measure of our financial performance.  We determine the amount of each component of such compensation solely on our collective business judgment and experience, without performing any independent market research.  We do not enter into any written employment agreements with our employed named executive officers.

Base Salaries. We have established the annual base salaries for our employed named executive officers on a position-by-position basis based on responsibility and experience.  We pay this portion of each of our employed named executive officer’s compensation to provide him with a reliable amount of compensation for the year, subject to his continued at-will employment and satisfactory performance of his services at the level of his responsibilities.  Our chief executive officer has the responsibility to conduct annual internal reviews of our employed named executive officer salary levels in order to rank salary, individual performance and job value to each position.  He then makes recommendations on salaries, other than his own, to our chairman of the board and then to our management development and compensation committee.  The chairman of the board makes recommendations on our chief executive officer’s salary to the committee.  The committee reviews the recommendations regarding changes in salaries for executive officers and may take such action, including modifications to the recommendations, as it deems appropriate.  The recommendations of our chief executive officer and our chairman of the board and the determinations of our management development and compensation committee are based on our evaluations of the past year annual base-salary amounts with adjustments made as a result of our financial position, inflation, past and potential future individual performance and contributions or alternative career opportunities that might be available to our named executive officers employed by us, without performing any independent market research.  In November 2006, we approved increases in base salaries for our chief executive officer and our other three employed named executive officers by a range of 6.4% to 8.1% of their annualized base salaries at the time of the award, primarily to account for inflation and, in certain instances, for increased responsibility and our improved general financial performance and not any specific measure of our financial performance.  There have been no changes in base salaries for our chief executive officer and other three employed named executive officers since November 2006. The 2006 and 2007 salaries for our named executive officers employed by us are disclosed in their salary column in the Summary Compensation table below.

Annual Incentive Compensation. We pay discretionary annual incentive cash compensation to each of our employed named executive officers to motivate him to achieve higher levels of performance in attaining our corporate goals and reward him for such performance.  We determine the amount of any such incentive compensation we pay our named executive officers employed by us on a year-end discretionary evaluation of each such officer’s responsibility, performance, attitude and potential, rather than any specific financial measure.  The amount of the discretionary annual incentive compensation award is also influenced by the amount of the named executive officer’s base salary and prior year annual incentive compensation award, although we do not utilize any specific formula to reflect these factors.  We based our award of 2006 incentive compensation award primarily upon the chairman of the board’s recommendation regarding the chief executive officer, the chief executive officer’s recommendations regarding the other named executive officers employed by us and the determinations of our management development and compensation committee, which may take such action, including modifications to the recommendations, as it deems appropriate.  No specific overall performance measures were utilized and there is no specific relationship between overall performance measures and an executive’s incentive compensation award.  Additionally, there is no specific weighing of factors considered in the determination of incentive compensation awards paid to these executive officers.  In November 2006, we approved the 2006 discretionary incentive compensation awards for our chief executive officer and our other three named executive officers employed by us in a range of 47.1% to 94.6% of their annualized base salaries at the time of the award.  These 2006 discretionary incentive compensation awards are disclosed in the bonus column in the Summary Compensation table below.  There have been no discretionary incentive compensation awards for our chief executive officer and other three employed named executive officers since November 2006.

Defined Benefit Plans. Historically, we have maintained a qualified, noncontributory defined benefit plan that provides defined retirement benefits to various groups of eligible employees.  For a description of the benefits under this plan, see the Pension Benefits below.  All of our employed named executive officers participate in our defined benefit plan.  The increases or decreases for financial statement reporting purposes in the actuarial present value of the accumulated pension benefit under our plan in 2006 and 2007 for our employed named executive officers are included in the change in pension value and nonqualified deferred compensation earnings column in the Summary Compensation table.

Defined Contribution Plans. In order to promote retirement savings, we pay discretionary annual contributions to The Employee 401(k) Retirement Plan for Keystone Consolidated Industries, Inc., (the “401(k) Plan”), a 401(k) defined contribution plan.  For the 2006 plan year, in March 2007, upon the recommendation of our chief executive officer and the approval of our board of directors, we contributed, subject to certain limitations under the plan and the U.S. Internal Revenue Code of 1986, as amended, matching contributions of approximately $700,000 based on up to the first 5.0% of the participant’s eligible compensation.  Each of Messrs. Cheek, Stirnaman, Downing and Thomas received such contributions, which are disclosed in his all other compensation column in the Summary Compensation table.  No discretionary annual contributions to the 401(k) Plan for the 2007 plan year are expected.

Nonqualified Deferred Compensation.  Messrs. Cheek and Downing have deferred compensation agreements whereby we accrue to unfunded reserve accounts amounts attributable to certain limits under the U.S. Internal Revenue Code of 1986, as amended, with respect to our 401(k) plan and our pension plan.  These amounts are payable in a lump sum within 180 days upon his retirement, the termination of employment or to his beneficiaries upon his death.

The agreements for these unfunded reserve accounts provide that the balance of such accounts accrue credits in lieu of interest compounded quarterly.  Pursuant to the rules of the SEC, the amounts shown represent the portion of the credit accruals to the unfunded reserve accounts that exceeds 120% of the applicable federal long-term rate as prescribed by the U.S. Internal Revenue Code of 1986, as amended.  The rate used for such computations was the rate in effect on December 31, 2006 and 2007, the dates that the credit accruals for 2006 and 2007 were credited to the unfunded reserve accounts.

For a description of these agreements and additional information regarding their deferred compensation reserve accounts, see the Nonqualified Deferred Compensation section below.

Compensation of Our Named Executive Officers Employed by Contran

For each of 2006 and 2007, we paid a fee to Contran for services provided pursuant to our ISA with Contran, which fee was approved by our independent directors.  Such services provided under this ISA included the services of our chairman of the board.

The charges under this ISA reimburse Contran for its cost of employing the personnel who provide the services by allocating such cost to us based on the estimated time such personnel were expected to devote to us over the year.  The amount of the fee we paid for each year under this ISA for a person who provided services to us represents, in management’s view, the reasonable equivalent of “compensation” for such services.  See the Intercorporate Services Agreements part of Item 13 – “Certain Relationships and Related Transactions and Director Independence” for the aggregate amount we paid to Contran in 2006 and 2007 under this ISA.  Under the various ISAs among Contran and its subsidiaries, we share the cost of the employment of Mr. Glenn Simmons with Contran and certain of its other publicly-held subsidiaries.  The portion of the annual charge we paid for each year to Contran under this ISA attributable to Mr. Simmons’ services and the amount we pay for his director services is set forth in the Director Compensation table below.  The amount charged under the ISA is not dependent upon our financial performance.

We believe the cost of the services received under the ISA with Contran, after considering the quality of the services received, is fair to us and is no less favorable to us than we could otherwise obtain from an unrelated third party for comparable services, based solely on our collective business judgment and experience without performing any independent market research.

In the last quarter of the prior year and the early part of the current year, Contran’s senior management estimates the number of hours (out of a standard 2,080-hour year) that each Contran employee, including Mr. Glenn Simmons, is expected to devote in such current year to Contran and its subsidiaries, including us.  Contran’s senior management then allocates Contran’s cost of employing each of its employees among Contran and its various subsidiaries based on the ratio of the estimated hours of service devoted to each company and the total number of standard hours in a year.  The cost of each officer’s services that is allocated for 2006 and 2007 was the sum of the following:

•	the annualized base salary of such officer at the beginning of each year;

•	the bonus Contran paid such officer (other than bonuses for specific matters) in the prior year, which served as a reasonable approximation of the bonus that may be paid in the current year; and

•
an overhead factor (19% in 2007 and 21% in 2006) applied to the base salary for the cost of medical and life insurance benefits, social security and medicare taxes, unemployment taxes, disability insurance, defined benefit and defined contribution plan benefits, professional education and licensing and costs of providing an office, equipment and supplies related to the provision of such services.

The overhead factor declined in 2007 as compared to 2006 as a result of Contran achieving some economies of scale and being able to spread the fixed costs included in determining the overhead factor over a greater number of employees providing services under the various ISAs.

Contran’s senior management subsequently made such adjustments to the details of the proposed ISA charge as they deemed necessary for accuracy, overall reasonableness and fairness to us.

Deductibility of Compensation

It is our general policy to structure the performance-based portion of the compensation of our executive officers in a manner that enhances our ability to deduct fully such compensation under Section 162(m) of the Internal Revenue Code.

Compensation Committee Report

The management development and compensation committee has reviewed with management the Compensation Discussion and Analysis section above.  Based on the committee’s review and the discussion with management, the committee recommended to the board of directors that the compensation discussion and analysis be included in this Annual Report.

The following individuals, in the capacities indicated, hereby submit the foregoing report.

Steven L. Watson	Paul M. Bass, Jr.	John R. Parker
Chairman of Our Management Development and Compensation Committee	Member of Our Management Development and Compensation Committee	Member of Our Management Development and Compensation Committee

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION OF EXECUTIVE OFFICERS

The Summary Compensation table below provides information concerning compensation we and our subsidiaries paid or accrued for services rendered during 2006 and 2007 by our chief executive officer, chief financial officer and each of our three other executive officers at December 31, 2006 and 2007.

Summary Compensation Table (1)

Name and Principal Position	Year	Salary	Bonus	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation(3)	Total

Glenn R. Simmons (4)	2006	$131,900	$-0-	$-0-	$-0-	$131,900
Chairman of the Board	2007	131,995	-0-	-0-	-0-	131,995

David L. Cheek	2006	370,230	165,000	27,842	11,000	574,072
President and Chief Executive Officer	2007	386,683	-0-	21,180	-0-	407,863

C. Vic Stirnaman	2006	202,196	125,000	24,906	11,000	363,102
Executive Vice President	2007	215,000	-0-	15,288	-0-	230,288

Bert E. Downing, Jr.	2006	248,956	125,000	24,420	11,000	409,376
Vice President, Chief Financial Officer, Corporate Controller and Treasurer	2007	251,568	-0-	14,704	-0-	266,272

John M. Thomas	2006	187,500	184,557	6,543	11,000	389,600
Vice President Structural Products	2007	207,385	-0-	-0-	-0-	207,385

(1)	Certain non-applicable columns have been omitted from this table.

(2)	The change in pension value and earnings on nonqualified deferred compensation for each executive is as follows:

Name	Year	Change in Pension Value	Above Market Nonqualified Deferred Compensation Earnings (a)	Total

David L. Cheek	2006	$25,353	$2,489	$27,842
	2007	17,601	3,579	21,180

C. Vic Stirnaman	2006	24,906	-0-	24,906
	2007	15,288	-0-	15,288

Bert E. Downing, Jr.	2006	23,538	882	24,420
	2007	13,191	1,513	14,704

John M. Thomas	2006	6,543	-0-	6,543
	2007	(b)	-0-	-0-

(a)
The balance of the nonqualified deferred compensation reserve accounts accrue credits in lieu of interest compounded quarterly.  Pursuant to SEC rules, the amounts shown represent the portion of the interest credited that exceeds 120% of the applicable federal long-term rate as prescribed by the U.S. Internal Revenue Code of 1986, as amended.  The applicable federal long-term rate used for such computations was the 120% rate for quarterly compounding in effect for the month of the respective quarter that the credit accrual was added to the account.

(b)
The change from December 31, 2006 to December 31, 2007 in the actuarial present value of Mr. Thomas’ accumulated benefit under our pension plan for active employees was a negative $3,322.  This negative change is a result of him being over 65 with no change in life expectancy, which results in him receiving less future benefits.  Pursuant to SEC rules, we do not report any negative changes in this column, but instead disclose the negative change in a footnote.  For more details regarding these pension plan benefits, see the pension benefits section below.

(3)	Represents company contributions to our 401(k) plan.

(4)
The amount shown in the Summary Compensation table as salary for Glenn R. Simmons represents the portion of the fees we paid to Contran pursuant to the ISA with respect to the services Mr. Simmons rendered to us and our subsidiaries, as well as the amount we paid to him for director fees.  The components of his salary shown in the Summary Compensation table are as follows:

	2006	2007
Glenn R. Simmons
Contran ISA Fee	$99,900	$98,995
Keystone Director Fees Earned or Paid in Cash	32,000	33,000
	$131,900	$131,995

PENSION BENEFITS

We maintain a qualified, noncontributory defined benefit plan which provides defined retirement benefits to various groups of eligible employees, including executive officers.  Normal retirement age under our pension plan is age 65.  The defined benefit for salaried employees, including officers, is based on a straight life annuity.  An individual’s monthly benefit is the sum of the following:  (a) for credited service prior to January 1, 1981, the amount determined by his or her average monthly cash compensation for the five years of his or her highest earnings prior to January 1, 1981, multiplied by 1.1%, multiplied by the years of credited service, plus (b) for each year of service between 1980 and 1989, the amount determined by the sum of 1.2% multiplied by his or her average monthly cash compensation that year up to the social security wage base and 1.75% multiplied by his or her average monthly cash compensation that year in excess of the social security wage base, plus (c) for each year subsequent to 1989, the amount determined by 1.2% multiplied by his or her average monthly cash compensation that year, but not less than $18.00 per month.

The following table sets forth information regarding the actuarial present value of our named executive officers’ accumulated pension benefits.  Mr. Glenn Simmons is not eligible for benefits under this pension plan.

2007 Pension Benefits (1)

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit (2)

David L. Cheek	Keystone Employees’ Retirement Plan for Active Employees	8	$218,439

C. Vic Stirnaman	Keystone Employees’ Retirement Plan for Active Employees	15	235,960

Bert E. Downing, Jr.	Keystone Employees’ Retirement Plan for Active Employees	14	297,176

John M. Thomas	Keystone Employees’ Retirement Plan for Active Employees	19	180,473

(1)	Certain non-applicable columns have been omitted from this table.

(2)	For purposes of calculating the present values of each executive’s accumulated benefits, we assumed the following (actual benefits will be based on actual future facts and circumstances):

•	credited service and eligible earnings as of December 31, 2007 (the measurement date used for financial statement reporting purposes) would not change;

•	normal retirement age of 65 or December 31, 2007, whichever is later;

•	the commencement of the payments of benefits under these plans at attaining age 65 or January 1, 2008, whichever is later;

•	payments continuing for a life expectancy derived from a mortality table; and

•
a discount rate for the present value calculation at December 31, 2007 of 6.55%, which rate is the same rate we used for financial statement reporting purposes in determining the present value of our aggregate accumulated benefits for all participants under this plan.

NONQUALIFIED DEFERRED COMPENSATION

Each of Messrs. Cheek and Downing have deferred compensation agreements whereby we accrue to unfunded reserve accounts amounts attributable to certain limits under the Internal Revenue Code of 1986, as amended, with respect to our 401(k) plan and our pension plan.  These amounts are payable in a lump sum within 180 days upon his retirement, the termination of employment or to his beneficiaries upon his death.

The following table sets forth information regarding each executive’s deferred compensation accounts.

2007 Deferred Compensation (1)

Name	Registrant Contributions in Last FY (2)	Aggregate Earnings in Last FY (3)	Aggregate Balance at Last FYE

David L. Cheek	$11,683	$8,233	$101,812
Bert E. Downing, Jr.	1,568	3,480	39,669

(1)	Certain non-applicable columns have been omitted from this table.

(2)	These amounts are included in the 2007 salary column on the Summary Compensation table above.

(3)
The agreements for these unfunded reserve accounts provide that the balance of such accounts accrue credits in lieu of interest compounded quarterly.  Pursuant to SEC rules, the amounts shown include the portion of the credit accruals to the unfunded reserve accounts that exceeds 120% of the applicable federal long-term rate as prescribed by the U.S. Internal Revenue Code as disclosed in the Summary Compensation table.  The rate used for such computations was the rate in effect on December 31, 2007, the date that the credit accruals for 2007 were credited to the unfunded reserve accounts.

DIRECTOR COMPENSATION

Our directors receive an annual retainer of $25,000 (payable quarterly), a fee of $1,000 per day for each board of directors meeting and/or committee meeting attended, and at a daily rate ($125 per hour) for other services rendered on behalf of our board of directors or its committees.  Directors receive reimbursement for reasonable expenses incurred in attending board of directors and/or committee meetings.  In addition, directors receive annual retainers of $5,000 and $2,000 for serving on the audit committee and each of any other committees, respectively, of the board of directors.  In addition to serving as a director, Mr. Watson provides services to us under our ISA with Contran.

The following table provides information with respect to compensation our non-executive directors earned for 2007.

2007 Director Compensation (1)
Name	Fees Earned or Paid in Cash (2)
Paul M. Bass, Jr.	$41,000
Richard R. Burkhart	31,000
John R. Parker	39,000
Troy T. Taylor	31,000
Steven L. Watson	170,202
Donald P. Zima	37,000

(1)
Certain non-applicable columns have been omitted from this table.  See footnote 2 to the Summary Compensation table above for compensation Glenn R. Simmons earned or received from us for director services.

(2)
Represents retainers and meeting fees the director earned for director services he provided to us in 2007, all of which were paid in cash during 2007.  Additionally, for Mr. Watson, the amount includes $135,202, which represents the portion of the annual charge we paid in 2007 under our ISA with Contran attributable to his services.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP

The following table and footnotes set forth as of February 29, 2008 the beneficial ownership, as defined by regulations of the SEC, of our common stock held by each individual, entity or group known to us to own beneficially more than 5% of the outstanding shares of our common stock, each director, each named executive officer and all of our directors and executive officers as a group.  See footnote 4 below for information concerning the relationships of certain individuals and entities that may be deemed to own indirectly and beneficially more than 5% of the outstanding shares of our common stock.  All information is taken from or based upon ownership filings made by such individuals or entities with the SEC or upon information provided by such individuals or entities.

	Keystone Common Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)(2)

Harold C. Simmons (3)	-0-	(4)	-0-
Contran Corporation (3)	5,100,369	(4)	53.1%
Annette C. Simmons (3)	10,000	(4)	*
	5,110,369	(4)	53.2%

Third Point LLC (5)	990,000	(6)	10.3%
JMB Capital Partners, Master Fund L.P. (7)	558,006	(8)	5.8%
Carl C. Icahn (9)	503,389	(10)	5.2%

Paul M. Bass	-0-		-0-
Richard R. Burkhart	-0-		-0-
John R. Parker	-0-		-0-
Glenn R. Simmons	-0-	(4)	-0-
Troy T. Taylor	-0-		-0-
Steven L. Watson	-0-	(4)	-0-
Donald P. Zima	-0-		-0-
David L. Cheek	-0-		-0-
Bert E. Downing, Jr.	-0-		-0-
C. Vic Stirnaman	-0-		-0-
John M. Thomas	-0-		-0-
All our directors and executive officers as a group (11 persons)	-0-	(4)	-0-

*           Less than 1%.

(1)	Except as otherwise noted, the listed entities, individuals or group have sole investment power and sole voting power as to all shares set forth opposite their names.

(2)	The percentages are based on 9,601,932 shares of our common stock outstanding as of December 31, 2007.

(3)	The business address of Contran Corporation, Harold C. Simmons, and Annette C. Simmons is Three Lincoln Centre, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697.

(4)
Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee, or held by Mr. Simmons or persons or other entities related to Mr. Simmons.  As sole trustee of these trusts, Mr. Simmons has the power to vote and direct the disposition of the shares of Contran stock held by these trusts.  Mr. Simmons, however, disclaims beneficial ownership of any Contran shares these trusts hold.  Mr. Simmons is also the chairman of the board of Contran.

By virtue of the holding of his office with Contran, Contran’s stock ownership and his services as trustee, as described above, (a) Harold C. Simmons may be deemed to control us and (b) Mr. Simmons may be deemed to possess indirect beneficial ownership of the shares or our common stock directly held by Contran.  However, Mr. Simmons disclaims beneficial ownership of any shares beneficially owned, directly or indirectly, by Contran.

Annette C. Simmons is the wife of Harold C. Simmons.  She is the direct owner of 10,000 shares of our common stock.  Mr. Simmons may be deemed to share indirect beneficial ownership of such shares.  Mr. Simmons disclaims all such beneficial ownership.

Messrs. Glenn Simmons and Watson are directors and officers of Contran.

(5)	The business address of Third Point LLC is 390 Park Avenue, New York, NY 10022.

(6)
Of the reported holdings, Third Point Offshore Fund, Ltd. holds shared voting power, shared dispositive power and beneficial ownership with respect to 662,900 shares and Third Point LLC and Daniel S. Loeb each hold shared voting power, shared dispositive power and beneficial ownership with respect to 990,000 shares.

(7)
Of the reported holdings, JMB Capital Partners Master Fund, L.P., Smithwood Advisers, L.P., Smithwood General Partner, LLC, Smithwood Partners, LLC, and Jonathan Brooks hold shared voting power, shared dispositive power and beneficial ownership with respect to 558,006 shares.

(8)	The business address of JMB Capital Partners Master Fund, L.P. is c/o Smithwood Advisers, L.P., 1999 Avenue of the Stars, Suite 2040, Los Angeles, CA 90067.

(9)	The business address of Carl C. Icahn is 767 Fifth Avenue – 4th Floor, New York, NY 10153.

(10)
Of the reported holdings, Carl C. Icahn, Beckton Corp., Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., AREH Oil & Gas Corp. and Cloud Holding LLC hold shared voting power, shared dispositive power and beneficial ownership with respect to 503,389 shares and PSC Metals, Inc. holds sole voting power, sole dispositive power and beneficial ownership with respect to 503,389 shares.

We understand that Contran and related entities may consider acquiring or disposing of shares of our common stock through open market or privately negotiated transactions, depending upon future developments, including, but not limited to, the availability and alternative uses of funds, the performance of our common stock in the market, an assessment of our business and prospects, financial and stock market conditions and other factors deemed relevant by such entities.  We may similarly consider acquisitions of shares of our common stock and acquisitions or dispositions of securities issued by related entities.

SECTION 16 (a)    BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership with the SEC and us.  Based solely on the review of the copies of such forms and representations by certain reporting persons, we believe that for 2007 our executive officers, directors and 10% stockholders complied with all applicable filing requirements under section 16(a), except (i) Contran and Harold C. Simmons filed on February 19, 2008 a Form 4 regarding two distributions of shares of our common stock by the KCI Liquidating Trust to a subsidiary of Contran on March 24, 2006 and December 20, 2007 in exchange for allowed claims such subsidiary held against us in our bankruptcy proceedings, (ii) Carl C. Ichan filed a 13G on February 22, 2008 and (iii) JMB Capital Partners, Master Fund L.P. filed a 13G on February 29, 2008.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND TRANSACTIONS

Related Party Transaction Policy

As set forth in our code of business conduct and ethics, from time to time, we engage in transactions with affiliated companies.  In addition, certain of our executive officers and directors serve as executive officers and directors of affiliated companies.  With respect to transactions between or involving us and one or more of our affiliates, it is not a violation of the code if the transaction, in our opinion, is no less favorable to us than could be obtained from unrelated parties, or the transaction, in the absence of stockholder ratification or approval by independent directors, is fair to all companies involved.  Furthermore, the code provides that:

•	directors and officers owe a duty to us to advance our legitimate interests when the opportunity to do so arises; and

•
they are prohibited from (a) taking for themselves personally opportunities that properly belong to us or are discovered through the use of our property, information or position; (b) using corporate property, information or position for improper personal gain; and (c) competing with our interests.

Our executive officers are responsible for applying this policy to related parties.  No specific procedures are in place, however, that govern the treatment of transactions among us and our related entities, although such entities may implement specific procedures as appropriate for particular transactions.  Provided, in our judgment, the standard set forth in the code of business conduct and ethics is satisfied, we believe, given the number of companies affiliated with Contran, that related party transactions with our affiliates, in many instances (such as achieving economies of scale), are in our best interest.  In certain instances, our executive officers may seek the approval or ratification of such transactions by our independent directors, but there is no quantified threshold for seeking this approval.

Relationships with Related Parties

As set forth in Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Harold C. Simmons, through Contran, may be deemed to control us.  We and other entities that may be deemed to be controlled by or related to Mr. Simmons sometimes engage in the following:

•
intercorporate transactions, such as guarantees, management and expense sharing arrangements, shared fee arrangements, tax sharing agreements, joint ventures, partnerships, loans, options, advances of funds on open account and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties; and

•
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

We periodically consider, review and evaluate and understand that Contran and related entities periodically consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant and restrictions under indentures and other agreements, it is possible that we might be a party to one or more of such transactions in the future.  In connection with these activities, we may consider issuing additional equity securities or incurring additional indebtedness.  Our acquisition activities have in the past and may in the future include participation in acquisition or restructuring activities conducted by other companies that may be deemed to be related to Harold C. Simmons.

Certain directors or executive officers of Contran, CompX, Kronos, NL, TIMET or Valhi also serve as our directors or executive officers.  Such relationships may lead to possible conflicts of interest.  These possible conflicts of interest may arise under circumstances in which such companies may have adverse interests.  In such an event, we implement such procedures as appropriate for the particular transaction.

Intercorporate Services Agreements. As discussed in Item 11 – “Executive Compensation”, we and certain related companies have entered into ISAs.  Under the ISAs, employees of one company provide certain services, including executive officer services, to the other company on a fixed fee basis.  The services rendered under the ISAs may include executive, management, financial, internal audit, accounting, tax, legal, insurance, risk management, treasury, aviation, human resources, technical, consulting, administrative, office, occupancy and other services as required from time to time in the ordinary course of the recipient’s business.  The fees paid pursuant to the ISAs are generally based upon an estimate of the time devoted by employees of the provider of the services to the business of the recipient and the employer’s cost related to such employees, which includes the employees’ cash compensation and an overhead component that takes into account other employment related costs.  Our current ISA had an initial term that expired on December 31, 2007.  Thereafter, it renews on a quarterly basis, generally subject to the termination by either party pursuant to a written notice delivered 30 days prior to the start of the next quarter.  Because of the number of companies related to Contran and us, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial, legal, tax and administrative staffs duplicated at each company, thus allowing certain individuals to provide services to multiple companies.  With respect to a publicly-held company that is a party to an ISA, the ISA and the related aggregate annual charge are approved by the independent directors of the company after receiving a recommendation from the company’s management development and compensation committee.  See the Compensation of Our Named Executive Officers Employed by Contran part of Item 11 – “Executive Compensation” for a more detailed discussion on the procedures and considerations taken in approving the aggregate ISA fee charged by Contran to us.

In 2006 and 2007, we paid Contran fees of $1.0 million and $1.7 million, respectively, for its services under our ISA with Contran.  In 2008, we also expect to pay Contran fees of $1.7 million for its services under this ISA.  In addition, we pay director fees and expenses directly to Messrs. Glenn Simmons and Watson for their services as our directors.

Insurance Matters. We and Contran participate in a combined risk management program.  Pursuant to the program, Contran and certain of its subsidiaries and related entities, including us and certain of our subsidiaries and related entities, purchase certain insurance policies as a group, with the costs of the jointly owned policies being apportioned among the participating companies.  Tall Pines Insurance Company (“Tall Pines”) and EWI RE, Inc. (“EWI”) provide for or broker these insurance policies.  Tall Pines is a captive insurance company wholly owned by a subsidiary of Valhi, and EWI is a reinsurance brokerage and risk management company wholly owned by NL.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters for the policies that they provide or broker.

With respect to certain of such jointly owned insurance policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period.  As a result, Contran and certain of its subsidiaries or related companies, including us, have entered into a loss sharing agreement under which any uninsured loss is shared by those companies who have submitted claims under the relevant policy.  We believe the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justify the risks associated with the potential for any uninsured loss.

During 2006 and 2007, we paid premiums of approximately $3.7 million and $3.2 million, respectively, for insurance policies Tall Pines provided or EWI brokered.  This amount principally included payments for reinsurance and insurance premiums paid to unrelated third parties, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  In our opinion, the amounts we paid for these insurance policies and the allocation among us and our related entities of these insurance premiums are reasonable and are less than the costs we would incur if such policies were obtained or brokered through third parties or we secured such policies on a stand-alone basis.  We expect that these relationships with Tall Pines and EWI will continue in 2008.

Simmons Family Matters. In addition to the services he provides under our ISA with Contran as discussed under the Intercorporate Services Agreements section above, certain family members of Harold C. Simmons also provide services to us pursuant to our ISA.  In 2006, James C. Epstein (a son-in-law of Harold C. Simmons) and L. Andrew Fleck (a step-son of Harold C. Simmons) provided certain risk management and property management services, respectively, to us pursuant to our ISA.  Mr. Fleck continued to provide these services to us in 2007.  The portion of the fees we paid to Contran in 2006 and 2007 pursuant to our ISA for the services of each of Messrs. Epstein and Fleck was not enough to require quantification under SEC rules.  See the Intercorporate Services Agreements section above for a more detailed discussion on the procedures and considerations taken in approving the aggregate ISA fees Contran charged us.  As disclosed in the Director Compensation table above, Mr. Glenn Simmons (a brother of Harold C. Simmons) also provided us services under our ISA with Contran and received compensation in cash from us for his services as a director for 2006 and 2007 and is expected to continue to receive similar compensation for 2008 for such services.

DIRECTOR INDEPENDENCE

Although we are presently not listed on the NYSE, the board has elected, pursuant to SEC rules, to apply the listing standards of the NYSE to determine the independence of our directors and not to adopt categorical standards for independence other than the NYSE standards.  Applying the NYSE director independence standards without any additional categorical standards, the board of directors has determined that Paul M. Bass, Jr., Richard R. Burkhart, John R. Parker, Troy T. Taylor and Donald P. Zima are independent and have no material relationship with us other than serving as our directors.  Accordingly, our board of directors has a majority of independent directors.

In determining that Mr. Bass has no material relationship with us other than serving as our director, the board of directors considered the following relationships:

•	Contran’s hiring effective January 1, 2007 of his son as lawyer in Contran’s legal department;

•
In 2005, 2006 and 2007 Annette C. Simmons, the wife of Harold C. Simmons, contributed shares of TIMET common stock to the Southwestern Medical Foundation for the benefit of Parkland Memorial Hospital, of which foundation Mr. Bass serves as the chairman of the board of trustees;

•	Harold C. Simmons, Contran and its related entities or persons execute trades on a regular basis with First Southwest Company, of which Mr. Bass is the vice chairman of the board; and

•	First Southwest Company is also serving as our Managing Dealer in connection with the subscription rights offering described herein, offering to sell shares as required in Arizona.

The board determined that Mr. Bass did not have a direct or indirect material interest in these transactions based on representations from him that:

•	Mr. Bass’ son is an adult who does not reside with his father and who will not perform services for us while employed by Contran;

•	he receives no compensation for serving as chairman of the board of trustees of Southwestern Medical Foundation;

•
the aggregate brokerage commissions paid to First Southwest Company by Mr. Simmons and Contran related entities or persons over each of the last three years did not exceed $200,000 and represented less than 2% of the consolidated gross revenues of First Southwest Company for each of those years;

•	the broker relationship is solely a business relationship that does not afford him any special benefits; and

•	First Southwest Company is not receiving any commissions in its capacity as our Managing Dealer in the subscription rights offering.

Because of Contran’s ownership of 53.1% of our outstanding common stock, we would be considered a controlled company under the listing standards of the NYSE.  Pursuant to the listing standards, a controlled company may choose not to have an independent compensation, nominating or corporate governance committee or charters for these committees.  Accordingly, we have chosen not to have an independent compensation, nominating or corporate governance committee or charters for these committees.  Our board of directors believes the full board of directors best represents the interests of all of our stockholders and that it is appropriate for all matters that would be considered by a nominating or corporate governance committee to be considered and acted upon by the full board of directors.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PwC served as our independent registered public accounting firm for the years ended December 31, 2006 and 2007.  Our audit committee has appointed PwC to review our quarterly unaudited consolidated financial statements to be included in our Quarterly Report on Form 10-Q for the first quarter of 2008.  The following table shows the aggregate fees that our audit committee has authorized and PwC has billed or is expected to bill to us for services rendered for 2006 and 2007.  Additional fees for 2007 may subsequently be authorized and paid to PwC, in which case the amounts disclosed below for fees paid to PwC for 2007 would be adjusted to reflect such additional payments in next year’s disclosure.

Type of Fees	2006	2007

Audit Fees(1)	$405,272	$514,016
Audit-Related Fees(2)	10,000	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	48,381

Total	$415,272	$562,397

(1)	Fees for the following services:
(a)	audits of consolidated year-end financial statements for each year;
(b)	reviews of the unaudited quarterly financial statements appearing in Forms 10-Q for each of the first three quarters of each year; and
(c)	the out-of-pocket costs incurred by PwC in providing all of such services, for which PwC is reimbursed.

(2)	Fees for assurance and related services reasonably related to the audit or review of financial statements for each year.

PREAPPROVAL POLICIES AND PROCEDURES

For the purpose of maintaining the independence of our independent registered public accounting firm, our audit committee has adopted policies and procedures for the preapproval of audit and permitted non-audit services the firm provides to us or any of our subsidiaries.  We may not engage the firm to render any audit or permitted non-audit service unless the service is approved in advance by our audit committee pursuant to the committee’s amended and restated preapproval policies and procedures that the committee approved on November 15, 2005.  Pursuant to the policy:

•
the committee must specifically preapprove, among other things, the engagement of our independent registered public accounting firm for audits and quarterly reviews of our financial statements, services associated with certain regulatory filings, including the filing of registration statements with the SEC, and services associated with potential business acquisitions and dispositions involving us; and

•
for certain categories of permitted non-audit services of our independent registered public accounting firm, the committee may preapprove limits on the aggregate fees in any calendar year without specific approval of the service.

These permitted non-audit services include:

•	audit services, such as certain consultations regarding accounting treatments or interpretations and assistance in responding to certain SEC comment letters;

•	audit-related services, such as certain other consultations regarding accounting treatments or interpretations, employee benefit plan audits, due diligence and control reviews;

•	tax services, such as tax compliance and consulting, transfer pricing, customs and duties and expatriate tax services; and

•	other permitted non-audit services, such as assistance with corporate governance matters and filing documents in foreign jurisdictions not involving the practice of law.

Pursuant to the policy, our audit committee has delegated preapproval authority to the chairman of the committee or his designee to approve any fees in excess of the annual preapproved limits for these categories of permitted non-audit services provided by our independent registered public accounting firm.  The chairman must report any action taken pursuant to this delegated authority at the next meeting of the committee.

For 2007, our audit committee preapproved all PwC’s services provided to us or any of our subsidiaries in compliance with the amended and restated preapproval policies and procedures without the use of the SEC’s de minimis exception to such preapproval requirement.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) and (c)
Financial Statements and Schedules

The Registrant

Our Consolidated Financial Statements listed on the accompanying Index of Consolidated Financial Statements (see page F-1) are filed as part of this Annual Report.  All financial statement schedules have been omitted either because they are not applicable or required, or the information that would be required to be included is disclosed in the notes to our Consolidated Financial Statements.

(b)
Exhibits

Included as exhibits are the items listed in the Exhibit Index.  We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits.  Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1740, Dallas, Texas 75240.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2007.

Exhibit No.	Exhibit Item
3.1
Amended and Restated Certificate of Incorporation of the Registrant dated January 18, 2008, as filed with the Secretary of State of Delaware.  (Incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K dated January 18, 2008).

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

4.3
First Amendment to Loan dated as of April 4, 2007 by and between the Registrant and the County of Peoria, Illinois. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

4.4
Second Amendment to Loan dated as of May 22, 2007 by and between the Registrant and the County of Peoria, Illinois. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K dated May 24, 2007).

4.5
Form of Registrant’s 8% Subordinated Secured Note dated as of March 15, 2002.  (Incorporated by reference to Exhibit 4.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit No.	Exhibit Item
4.6
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

4.8
Loan and Security Agreement dated August 31, 2005 by and between the Registrant and Wachovia Capital Finance Corporation (Central).  (Incorporated by reference to Exhibit 4.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.9
First Amendment to Loan and Security Agreement dated as of June 30, 2006 by and between the Registrant and Wachovia Capital Finance Corporation (Central). (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

4.10
Amendment No. 2 to Loan and Security Agreement dated as of March 23, 2007 by and between the Registrant and Wachovia Capital Finance Corporation (Central). (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

4.11
Promissory Note dated August 31, 2005, from Registrant to Jack B. Fishman Esq. as trustee for holders of Class A6 claims. (Incorporated by reference to Exhibit 4.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.12
Securities Pledge Agreement dated August 31, 2005, by and between Registrant and Jack B. Fishman Esq. as trustee for holders of Class A6 claims. (Incorporated by reference to Exhibit 4.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.1
Agreement Regarding Shared Insurance between Registrant, CompX International Inc., Contran Corporation, Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corp. and Valhi, Inc. dated as of October 30, 2003.  (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.2
The Combined Master Retirement Trust between Contran Corporation and Harold C. Simmons as amended and restated effective September 30, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.3
Keystone Consolidated Industries, Inc. Master Retirement Trust I between the Registrant and U.S. Bank National Association as amended and restated effective January 1, 2006. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit No.	Exhibit Item
10.4
Keystone Consolidated Industries, Inc. Master Retirement Trust II between the Registrant and U.S. Bank National Association as amended and restated effective January 1, 2006. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.5*
Form of Deferred Compensation Agreement between the Registrant and certain executive officers.  (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-3919) for the quarter ended March 31, 1999).

10.6	Intercorporate Services Agreement dated as of January 1, 2007 by and between Registrant and Contran Corporation.
14.1	Amended Code of Business Conduct and Ethics dated August 14, 2007.
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification
31.2	Certification
32.1	Certification

  *  Management contract, compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated March 14, 2008, thereunto duly authorized.

KEYSTONE CONSOLIDATED INDUSTRIES, INC. (Registrant) /s/ GLENN R. SIMMONS Glenn R. Simmons Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and dated as of March 14, 2008 by the following persons on behalf of the registrant and in the capacities indicated:

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
/s/ TROY T. TAYLOR Troy T. Taylor Director

KEYSTONE CONSOLIDATED INDUSTRIES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Items 8, 15(a) and 15(c)

We omitted Schedules I, II, III and IV because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
     of Keystone Consolidated Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Keystone Consolidated Industries, Inc. and its subsidiaries at December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America (GAAP).  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2007).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 14 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for pension and other postretirement benefit obligations as of December 31, 2006.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
Dallas, Texas
March 14, 2008

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share data)

	December 31,
ASSETS	2006	2007

Current assets:
Accounts receivable, net of allowances of $304 and $335	$31,661	$54,891
Inventories	61,343	53,551
Restricted investments	1,067	-
Deferred income taxes	12,571	10,055
Prepaid expenses and other	3,516	2,465

Total current assets	110,158	120,962

Property, plant and equipment:
Land	1,193	1,272
Buildings and improvements	56,953	58,946
Machinery and equipment	300,301	315,874
Construction in progress	12,563	3,675
	371,010	379,767
Less accumulated depreciation	282,315	287,298

Net property, plant and equipment	88,695	92,469

Other assets:
Restricted investments	6,079	2,245
Pension asset	557,279	545,656
Other, net	1,725	1,691

Total other assets	565,083	549,592

Total assets	$763,936	$763,023

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

 (In thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2006	2007

Current liabilities:
Notes payable and current maturities of long-term debt	$43,699	$62,175
Accounts payable	9,947	14,078
Accrued OPEB cost	4,157	4,482
Other accrued liabilities	20,579	19,597

Total current liabilities	78,382	100,332

Noncurrent liabilities:
Long-term debt	32,749	29,402
Accrued OPEB cost	31,005	27,167
Deferred income taxes	197,712	194,728
Other	6,414	6,700

Total noncurrent liabilities	267,880	257,997

Liabilities subject to compromise	14,012	-

Stockholders' equity:
Common stock $.01 par value, 11,000,000 shares authorized; 10,000,000 shares issued	100	100
Additional paid-in capital	75,423	75,423
Accumulated other comprehensive income	278,399	215,462
Retained earnings	49,740	114,505
Treasury stock, at cost – 0 and 398,068 shares	-	(796)

Total stockholders' equity	403,662	404,694

Total liabilities and stockholders’ equity	$763,936	$763,023

Commitments and contingencies (Notes 9 and 10).

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (In thousands, except per share data)

	Years Ended December 31,
	2005	2006	2007

Net sales	$367,545	$440,540	$451,178
Cost of goods sold	(329,589)	(405,719)	(427,908)

Gross margin	37,956	34,821	23,270

Other operating income (expenses):
Selling expense	(6,247)	(6,864)	(6,682)
General and administrative expense	(14,341)	(12,482)	(12,985)
Defined benefit pension credit	11,710	55,978	80,443
Other postretirement benefit credit (expense)	(8,885)	8,297	8,526
Gain on legal settlement	-	-	5,400

Total other operating income (expense)	(17,763)	44,929	74,702

Operating income	20,193	79,750	97,972

Nonoperating income (expense):
Interest expense	(3,992)	(4,720)	(6,073)
Interest income	266	361	401
Other income, net	993	75	200

Total nonoperating income (expense)	(2,733)	(4,284)	(5,472)

Income before income taxes and reorganization items	17,460	75,466	92,500

Reorganization items:
Reorganization costs	(10,308)	(679)	(190)
Gain on cancellation of debt	32,510	-	10,074
Total reorganization items	22,202	(679)	9,884

Income before income taxes	39,662	74,787	102,384

Provision for income taxes	(430)	(17,055)	(37,619)

Net income	$39,232	$57,732	$64,765

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
 (In thousands, except per share data)

	Years Ended December 31,
	2005	2006	2007

Basic earnings per share	$4.12	$5.77	$6.48

Basic shares outstanding	10,046	10,000	10,000

Diluted earnings per share	$1.88	$5.77	$6.48

Diluted shares outstanding	22,029	10,000	10,000

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME

Years ended December 31, 2005, 2006 and 2007
(In thousands)
	Common	Additional paid-in	Accumulated other comprehensive income		Retained earnings (accumulated	Treasury		Comprehensive
	stock	capital	Pensions	OPEB	deficit)	stock	Total	Income

Balance – December 31, 2004	$10,798	$41,225	$-	$-	$(47,224)	$(12)	$4,787

Net income	-	-	-	-	39,232	-	39,232	$39,232

Cancellation of common stock	(10,798)	10,786	-	-	-	12	-

Cancellation of Series A Preferred Stock	-	2,112	-	-	-	-	2,112

Issuance of common stock	100	21,300	-	-	-	-	21,400

Comprehensive income								$39,232

Balance – December 31, 2005	100	75,423	-	-	(7,992)	-	67,531

Net income	-	-	-	-	57,732	-	57,732	$57,732

Adoption of SFAS No. 158	-	-	222,202	56,197	-	-	278,399

Comprehensive income								$57,732

Balance – December 31, 2006	100	75,423	222,202	56,197	49,740	-	403,662

Net income	-	-	-	-	64,765	-	64,765	$64,765

Treasury stock acquired	-	-	-	-	-	(796)	(796)

Net actuarial gain (loss) arising during 2007	-	-	(48,651)	1,129	-	-	(47,522)	(47,522)

Plan amendment	-	-	(48)	-	-	-	(48)	(48)

Amortization of actuarial (gains) losses, net of tax	-	-	(9,507)	4,382	-	-	(5,125)	(5,125)

Amortization of prior service cost (credit), net of tax	-	-	767	(11,009)	-	-	(10,242)	(10,242)

Comprehensive income								$1,828

Balance – December 31, 2007	$100	$75,423	$164,763	$50,699	$114,505	$(796)	$404,694

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands)

	Years ended December 31,
	2005	2006	2007

Cash flows from operating activities:
Net income	$39,232	$57,732	$64,765
Depreciation and amortization	15,745	15,222	15,434
Deferred income taxes	-	17,317	37,474
Defined benefit pension credit	(11,710)	(55,978)	(80,443)
OPEB expense (credit)	8,885	(8,297)	(8,526)
OPEB payments	(8,324)	(3,931)	(3,800)
Gain on cancellation of debt	(32,510)	-	(10,074)
Reorganization costs accrued	10,308	679	190
Reorganization costs paid	(10,133)	(3,722)	(164)
Impairment of long-lived assets	-	529	-
Other, net	723	1,111	909
Change in assets and liabilities (net of acquisition):
Accounts receivable	(19,473)	14,610	(23,261)
Inventories	(16,674)	8,348	10,551
Accounts payable	4,252	94	4,131
Other, net	(11,006)	(257)	(4,581)

Net cash provided by (used in) operating activities	(30,685)	43,457	2,605

Cash flows from investing activities:
Capital expenditures	(9,772)	(18,739)	(16,602)
Acquisition of CaluMetals’ assets	-	-	(6,240)
Restricted investments, net	5,540	(1,348)	4,901
Other, net	1,336	108	1,159

Net cash used in investing activities	(2,896)	(19,979)	(16,782)

Cash flows from financing activities:
Revolving credit facilities, net	28,314	(18,439)	28,526
Other notes payable and long-term debt:
Additions	23,372	468	4,065
Principal payments	(17,575)	(5,477)	(18,025)
Deferred financing costs paid	(530)	(30)	(389)

Net cash provided by (used in) financing activities	33,581	(23,478)	14,177

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

 (In thousands)

	Years ended December 31,
	2005	2006	2007

Cash and cash equivalents:
Net change from operations, investing and financing activities	-	-	-

Balance at beginning of year	-	-	-

Balance at end of year	$-	$-	$-

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$3,195	$3,950	$5,681
Income taxes, net	985	179	347
Non-cash issuance of debt for acquisition of CaluMetals’ assets	-	-	781
Common stock issued in exchange for extinguishment of certain pre-petition unsecured and DIP claims	21,400	-	-
Note issued in exchange for extinguishment of certain pre-petition unsecured claims	4,800	-	-

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 1 – Summary of significant accounting policies:

Organization. Keystone Consolidated Industries, Inc. (“KCI” or “Keystone”) (OTCBB: KYCN) is majority owned by Contran Corporation, which owns approximately 53.1% of our outstanding common stock at December 31, 2007.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Basis of Presentation.  Our Consolidated Financial Statements include the accounts of Keystone and our majority-owned subsidiaries.  All material intercompany accounts and balances have been eliminated.

Our fiscal year is 52 or 53 weeks and ends on the last Sunday in December.  2005 and 2007 were 52-week years while 2006 was a 53-week year.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Keystone Consolidated Industries, Inc. and its subsidiaries, taken as a whole.

Management's Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  Actual results may differ from previously estimated amounts under different assumptions or conditions.

Accounts receivable.  We provide an allowance for doubtful accounts for known and estimated potential losses arising from our sales to customers based on a periodic review of these accounts.

Inventories and cost of sales.  Inventories are stated at the lower of cost or market net of allowance for obsolete and slow-moving inventories. The last-in, first-out ("LIFO") method was used to determine the cost of approximately 77% and 71% of the inventories held at December 31, 2006 and 2007, respectively. The first-in, first-out (“FIFO”) or average cost methods are used to determine the cost of all other inventories. Cost of goods sold includes costs for materials, packing and finishing, utilities, salaries and benefits, maintenance, shipping and handling costs and depreciation.

Property, plant and equipment and depreciation expense.  Property, plant and equipment are stated at cost.  Depreciation for financial reporting purposes is computed using principally the straight-line method over the estimated useful lives of 10 to 30 years for buildings and improvements and three to 12 years for machinery and equipment.  Accelerated depreciation methods are used for income tax purposes, as permitted.  Depreciation expense for financial reporting purposes was $15.7 million, $15.2 million and $15.4 million during 2005, 2006 and 2007, respectively.  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

We expense expenditures for maintenance, repairs and minor renewals as incurred, including planned major maintenance.  We capitalize expenditures for major improvements.  We capitalize interest costs related to major long-term capital projects and renewals as a component of construction costs.  We did not capitalize any material interest costs in 2005, 2006 or 2007.

We assess impairment of other long-lived assets (such as property and equipment) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable.  We perform the impairment test by comparing the estimated future undiscounted cash flows associated with the asset to the asset's net carrying value to determine if an impairment exists.

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

Environmental liabilities.  We record liabilities related to environmental remediation when estimated future expenditures are probable and reasonably estimable.  If we are unable to determine that a single amount in an estimated range is more likely, we record the minimum amount of the range.  Such accruals are adjusted as further information becomes available or circumstances change.  We do not discount costs of future expenditures for environmental remediation obligations to their present value due to the uncertain timeframe of payout.  We record recoveries of environmental remediation costs from other parties as assets when their receipt is deemed probable.  We did not have any such assets recorded at December 31, 2006 or 2007.  See Note 9.

Income taxes.  Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities.  We periodically evaluate our deferred tax assets and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets which we believe does not meet the more-likely-than-not recognition criteria.

Prior to 2007, we provided a reserve for uncertain income tax positions when we believed it was probable a tax position would not prevail with the applicable tax authority and the amount of the lost benefit associated with such tax position was reasonably estimable.  Beginning in 2007, we record a reserve for uncertain tax positions in accordance with FIN No. 48, Accounting for Uncertain Tax Positions for each tax position where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See Note 14.

Net sales.  If shipping terms of products shipped are FOB shipping point, we recognize the sales when products are shipped because title and other risks and rewards of ownership have passed to the customer.  If shipping terms are FOB destination point, we recognize the sales when the product is received by the customer.  We include amounts charged to customers for shipping and handling in net sales.  Our sales are stated net of volume rebates and discounts for price and early payment.

Selling, general and administrative expenses. Selling, general and administrative expenses include costs related to marketing, sales, distribution, and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  Advertising costs, expensed as incurred, were $1.0 million in each of 2005 and 2006 and $1.2 million in 2007.

Chapter 11.  During 2004, we and five of our direct and indirect subsidiaries filed for voluntary protection under Chapter 11 of the Feberal Bankruptcy Code.  We emerged from Chapter 11 on August 31, 2005.

We determined there was insufficient collateral to cover the interest portion of scheduled payments on our pre-petition unsecured debt.  As such, we did not accrue interest on our unsecured notes from February 26, 2004, the filing date, through the date of our emergence from Chapter 11.  Contractual interest on those obligations of $841,000 in 2005 was not included in our reported interest expense for 2005.  In addition, we also discontinued accruing dividends on our preferred stock that was outstanding at the filing date.

Legal and professional fees incurred in connection with our Chapter 11 filing have been expensed as incurred.  These fees relate primarily to fees paid to lawyers and financial advisors representing us as well as the other impacted constituencies.

Earnings per share. Basic and diluted earnings per share is based upon the weighted average number of common shares actually outstanding during each year.  Diluted earnings per share includes the diluted impact, if any, of our convertible preferred stock.  The weighted average number of outstanding stock options which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive approximated 244,000 in 2005.  No stock options were outstanding during 2006 or 2007.

Note 2 – Acquisition:

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

Through Calumet, we manufacture merchant and special bar quality products and special sections in carbon and alloy steel grades, offering a broad range of value added products for use in agricultural, cold drawn, construction, industrial chain, service centers, and transportation applications.  This new product line consists primarily of angles, flats, channels, rounds and squares.  Calumet’s primary raw material is billets.  Our mini-mill provides the majority of the acquired operations billet requirements.  This acquisition allows us to further enhance our vertical integration strategy by converting more of our current billet production into higher-margin products.

CaluMetals sold approximately 17,000 tons of product during 2006 for $10.9 million.  The assets we acquired now comprise the entirety of our newly formed segment, Keystone-Calumet, which includes Calumet’s results of operations from the date of acquisition.

Note 3 – Bankruptcy:

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

We emerged from bankruptcy protection on August 31, 2005 and obtained a five-year $80 million secured credit facility from Wachovia Capital Finance (Central) (“Wachovia”).  Significant provisions of our plan of reorganization included:
•	greater employee participation in healthcare costs;
•	a permanent reduction in healthcare related payments to retirees;
•	cancellation of all shares of our common and preferred stock outstanding at the petition date;
•	full reinstatement of obligations due to our pre-petition secured lenders other than our debtor-in-possession (“DIP”) lenders; and
•
pre-petition unsecured creditors, a DIP secured lender and certain post-petition creditors with allowed claims against KCI in the amount of approximately $63.9 million received, on a pro rata basis, in the aggregate, $5.2 million in aggregate cash consideration, a $4.8 million secured promissory note and 100% of our new common stock (valued at $21.4 million). As a result, we recorded a $32.5 million gain from cancellation of debt during 2005.  The following table summarizes the significant components of compromised liabilities and the related gain from cancellation of debt.

	Unsecured claims other than Contran	Contran claims	Total
	(In thousands)

Liabilities compromised:
6% Notes	$16,031	$-	$16,031
Accrued Series A Preferred Stock dividends	1,098	10,748	11,846
Accounts payable – pre-petition	7,576	3,279	10,855
Accounts payable – post-petition	-	1,179	1,179
Deferred vendor payments	10,518	-	10,518
9 5/8% Notes	6,150	-	6,150
DIP loan	-	5,000	5,000
Accrued interest	1,236	-	1,236
Accrued environmental	868	-	868
Other, net	227	-	227
Total liabilities compromised	43,704	20,206	63,910

Consideration provided:
Cash	5,200	-	5,200
Secured Note	4,800	-	4,800
Common stock	10,486	10,914	21,400
Total consideration provided	20,486	10,914	31,400

Gain on cancellation of debt	$23,218	$9,292	$32,510

Upon emergence, Contran received 5.1 million shares of our new common stock and the cash, promissory notes and shares of our common stock attributable to our pre-petition unsecured creditors other than Contran were initially distributed to a separate trust on their behalf to be subsequently distributed by the trustee.  The trustee distributed approximately 80% of the $5.2 million in cash and the 4.9 million shares to such pre-petition unsecured creditors in 2005.  The remaining 20% was not to be distributed until all claims against KCI were dismissed, settled or fully adjudicated such that each creditor’s pro-rata share of the distribution could be determined; such final distributions were made during 2007 as discussed below.  We make payments on the promissory note to the trustee and the trustee distributes each creditor’s pro-rata share to them accordingly.

Before the bankruptcy can be completely closed, all claims must be dismissed, settled or fully adjudicated.  As of December 31, 2006, only two significant claims had not been adjudicated: (i) an environmental claim against Sherman Wire Company (“SWC”), one of our pre-petition wholly-owned subsidiaries and (ii) an employment related claim against KCI.

Because the total amount that would ultimately be distributed to SWC’s pre-petition unsecured creditors was unknown until all claims were finally adjudicated, all of SWC’s liabilities were classified as liabilities subject to compromise on our 2006 Consolidated Balance Sheet and were as follows:

	December 31, 2006
	(In thousands)

Environmental	$8,481
Accounts payable	789
Disposition of former facilities	442
Legal and professional	80
Other	4,220	(1)
	$14,012

(1) During 2006, SWC received $4.0 million from a former insurer under a court approved settlement agreement.  Under the terms of that settlement agreement, the insurer withdrew certain claims it had filed against SWC in SWC’s bankruptcy proceedings, in exchange for which SWC released that insurer from their liability to insure SWC for environmental coverage. The settlement agreement limited SWC’s use of the proceeds to payment of SWC’s pre-petition unsecured claims.  Accordingly, we classified the $4.0 million we received as a noncurrent asset included in restricted investments.  Because of the restriction, we also classified the $4.0 million as a liability subject to compromise on our December 31, 2006 Consolidated Balance Sheet.

  During 2007, the final pending claim against KCI was settled and the final pending claim against SWC was fully adjudicated.  As a result, on September 28, 2007, we distributed approximately $3.7 million in cash to SWC’s pre-petition unsecured creditors as payment in full for 100% of their allowed claims.  Of the $14.0 million of liabilities subject to compromise at December 31, 2006, $12.7 million related to allowed claims and $1.3 million related to liabilities for properties that we continue to own.  As a result of this final distribution, we recognized an approximate $9.0 million gain on cancellation of debt in the third quarter of 2007 for the excess of the $12.7 million we had recognized for such allowed claims over the $3.7 million distribution of cash, and we reclassified the $1.3 million of retained liabilities from liabilities subject to compromise to other accrued liabilities.  In connection with this distribution, the $4.0 million of restricted funds from the settlement agreement discussed above were released to us.  Also during the fourth quarter of 2007, we made a final distribution to KCI’s pre-petition unsecured creditors of approximately $1 million.

As a result of the final settlement and adjudication of these two remaining claims, during the fourth quarter of 2007, the trustee of the trust for our pre-petition unsecured creditors other than Contran finalized the distribution of shares of our common stock that had been held in the trust on behalf of such pre-petition unsecured creditors.  Two of our wholly-owned subsidiaries had claims against KCI in the bankruptcy which were in the pool of allowed claims of pre-petition unsecured creditors other than Contran, and as a result these subsidiaries received an aggregate of approximately 398,000 shares of our own stock as part of the bankruptcy distribution.  We have recorded the 398,000 shares of stock received by our subsidiaries as treasury stock in our Consolidated Financial Statements.  These subsidiaries will also receive their pro-rata portion of the $4.8 million promissory note.  As a result of these transactions we recorded an additional gain on cancellation of debt of approximately $1 million during the fourth quarter of 2007.

Note 4 – Business Segment Information:

Our operating segments are defined as components of consolidated operations about which separate financial information is available that is regularly evaluated by our chief operating decision maker in determining how to allocate resources and in assessing performance.  Our chief operating decision maker is our President and Chief Executive Officer.  Each operating segment is separately managed, and each operating segment represents a strategic business unit offering different products.

Our operating segments are organized by our manufacturing facilities and include three reportable segments:

•
Keystone Steel and Wire (“KSW”), located in Peoria, Illinois, operates an electric arc furnace mini-mill and manufactures and sells billets, wire rod, industrial wire, coiled rebar and fabricated wire products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets;

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

Previously, Keystone Wire Products (“KWP”), located in Sherman, Texas, was a separate reportable segment.  KWP manufactured and sold industrial wire and fabricated wire products.  Approximately 60% of KWP’s sales were to KSW in 2005 and 2006 and substantially all of KWP’s sales in 2007 were to KSW.  During the third quarter of 2006, in an effort to reduce costs, we decided to relocate KWP’s industrial wire manufacturing operations to KSW.  During the third quarter of 2007, as part of further efforts to reduce costs, we decided to discontinue all remaining manufacturing operations at KWP.  The majority of KWP’s wire products production equipment will be transferred to KSW or sold.  The former KWP facility is now operated solely as a KSW distribution center.  We do not anticipate any changes in our customer base as a result of this decision, as shipments that are distributed through the former KWP location are now recognized as KSW sales.  Accordingly, KWP is now considered part of our KSW segment.  For comparability purposes we have combined KWP’s prior segment results with KSW’s segment results.

The accounting policies of our segments are the same as those described in the summary of significant accounting policies except that no defined benefit pension or OPEB expense or credits are recognized and the elimination of intercompany profit or loss on ending inventory balances is not allocated to each segment.  Intercompany sales between reportable segments are generally recorded at prices that approximate market prices to third-party customers.

	Years ended December 31,
	2005	2006	2007
	(In thousands)

Net sales:
KSW	$338,903	$412,866	$426,652
EWP	62,777	58,748	52,509
Calumet	-	-	5,659
Elimination of intersegment sales:
KSW	(34,135)	(31,074)	(33,642)

Total net sales	$367,545	$440,540	$451,178

Operating income (loss):
KSW	$8,284	$6,558	$(930)
EWP	9,699	9,464	7,702
Calumet	-	-	(1,391)
Defined benefit pension credit	11,710	55,978	80,443
OPEB credit (expense)	(8,885)	8,297	8,526
Gain on legal settlement	-	-	5,400
Other(1)	(615)	(547)	(1,778)

Total operating income	20,193	79,750	97,972

Nonoperating income (expense):
Interest expense	(3,992)	(4,720)	(6,073)
Interest income	266	361	401
Other income, net	993	75	200
Reorganization costs	(10,308)	(679)	(190)
Gain on cancellation of debt	32,510	-	10,074

Income before income taxes	$39,662	$74,787	$102,384

(1) Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Substantially all of our assets are located in the United States. Segment assets are comprised of all assets attributable to each reportable operating segment.  Corporate assets consist principally of the pension asset, restricted investments, deferred tax assets and corporate property, plant and equipment.

	December 31,
	2005	2006	2007
	(In thousands)
Total assets:
KSW	$183,910	$162,439	$164,182
EWP	22,750	19,381	24,189
Calumet	-	-	11,641
Corporate	151,704	582,116	566,826

Total	$358,364	$763,936	$766,838

	Years ended December 31,
	2005	2006	2007
	(In thousands)
Depreciation and amortization:
KSW	$14,619	$13,897	$13,618
EWP	1,034	1,040	1,477
Calumet	-	-	181
Corporate	92	285	158

Total	$15,745	$15,222	$15,434

Capital expenditures:
KSW	$9,571	$12,290	$9,027
EWP	201	6,388	6,807
Calumet	-	-	588
Corporate	-	61	180

Total	$9,772	$18,739	$16,602

Most of our products are distributed in the Midwestern, Southwestern, and Southeastern United States. Information concerning geographic concentration of net sales based on location of customer is as follows:

	Years ended December 31,
	2005	2006	2007
	(In thousands)

United States	$360,282	$431,122	$444,518
Canada	6,329	8,036	5,145
Other	934	1,382	1,515

Total	$367,545	$440,540	$451,178

Note 5 – Inventories, net:

	December 31,
	2006	2007
	(In thousands)

Raw materials	$5,329	$6,954
Billets	10,332	8,158
Wire rods	12,321	12,897
Work in process	6,893	5,079
Finished products	26,764	24,855
Supplies	18,283	19,900

Inventory at FIFO	79,922	77,843
Less LIFO reserve	18,579	24,292

Total	$61,343	$53,551

We believe our LIFO reserve represents the excess of replacement or current cost over the stated LIFO value of our inventories.

Note 6 - Notes payable and long-term debt:

	December 31,
	2006	2007
	(In thousands)

Wachovia revolving credit facility	$17,734	$46,261
8% Notes	25,740	17,160
UC Note	5,465	2,501
Term loans:
Wachovia	17,390	16,286
County	10,000	8,499
Other	119	870

Total debt	76,448	91,577
Less current maturities	43,699	62,175

Total long-term debt	$32,749	$29,402

Wachovia Facility.  We obtained an $80 million secured credit facility from Wachovia in connection with our emergence from Chapter 11 (the “Wachovia Facility”).  Proceeds from the Wachovia Facility were used to extinguish our DIP credit facilities and certain EWP financing that was then outstanding and to provide working capital for our reorganized company.  During the first quarter of 2007, the Wachovia Facility was amended, increasing the total committed facility amount from $80.0 million to $100.0 million, in part to finance the CaluMetals acquisition.  The Wachovia Facility includes a term loan in the amount of up to $25.0 million, subject to a borrowing base calculation based on the market value of our real property and equipment.  To the extent there is sufficient borrowing base, the term loan portion of the Wachovia Facility can be reloaded in the amount of $10.0 million.  The portion of the credit facility in excess of the term loan balance and outstanding letters of credit is available as a revolving credit facility subject to a borrowing base calculation based on eligible receivables and inventory balances.  At December 31, 2007, $5.5 million of letters of credit were outstanding and unused credit available for borrowing under the Wachovia facility was $22.8 million.

Interest rates on the credit facility range from the prime rate to the prime rate plus ..5%, depending on our excess availability, as defined in the credit agreement (8.5% and 7.75% at December 31, 2006 and 2007, respectively).  The Wacovia Facility also provides for a LIBOR interest rate option.

The Wachovia Facility requires our daily net cash receipts to be used to reduce the outstanding borrowings, which results in us maintaining zero cash balances so long as there is an outstanding balance under this facility.  Accordingly, any outstanding balances under the revolving credit portion of the Wachovia Facility are always classified as a current liability, regardless of the maturity date of the facility. We are also required to annually pay down the term loan portion of the facility in the amount of 25% of excess cash flow, as defined in the agreement, subject to a $2.0 million annual and a $5.0 million aggregate limit.  Otherwise, the principal portion of the term notes are amortized over either 60 or 84 months, depending on the underlying collateral.  The Wachovia Facility is collaterialized by substantially all of our operating assets.  All unpaid term note principal and interest is due upon maturity of the Wachovia Facility in August 2010.

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

We paid the lender approximately $400,000 of diligence, commitment and closing fees upon commencement of this facility in August of 2005 and we paid an additional $200,000 in connection with the amendment during the first quarter of 2007.  We amortize these fees over the life of the facility.

8% Notes.  Prior to 2005, we retired the majority of our then outstanding 9 5/8% Notes in a voluntary exchange for, among other things, $19.8 million principal amount of 8% Notes. We accounted for this exchange in accordance with SFAS No. 15, Accounting by Debtors and Creditors for troubled Debt Restructurings.  In accordance with SFAS No. 15, the 8% Notes were recorded at their aggregate undiscounted future cash flows (both principal and interest), and thereafter both principal and interest payments are accounted for as a reduction of the carrying amount of the debt.  Therefore, we do not recognize any interest expense on the 8% Notes.  The 8% Notes bear simple interest at 8% per annum, one-half of which will be paid in cash on a semi-annual basis and one-half will be deferred and be paid together with the principal in three installments, one-third of which we paid in March 2007 and one-third of which will be paid in each of March 2008 and 2009.

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

Prior to 2005, Contran purchased $18.3 million of the total $19.8 million principal amount at maturity of the 8% Notes.  As such, approximately $23.8 million and $15.9 million of the recorded liability for the 8% Notes at December 31, 2006 and 2007, respectively, was payable to Contran.

UC Note. In connection with our emergence from Chapter 11, we provided a $4.8 million note to KCI’s pre-petition unsecured creditors (the “UC Note”).  The UC Note accrued interest until October 2006 at 12% per annum, compounded on the first business day of each calendar quarter.  Such interest was deferred and converted to principal.  In October 2006, the UC Note began accruing interest at 8% per annum and interest payments are due on the first day of each calendar quarter. The first principal payment on the UC Note was due on January 1, 2007 in the amount of $1,542,235.  Quarterly principal payments of $391,603 are due on the first day of each calendar quarter until the UC Note is paid in full.  The UC Note is collateralized by a subordinated lien on our equity interests in EWP and any proceeds thereof.  The UC Note contains the same financial covenants as the Wachovia Facility.

County Term Loan.  In April 2002, we received a $10 million term loan from the County of Peoria, Illinois (the “County Term Loan”).  Proceeds from the County Term Loan were used to reduce the outstanding balance of our revolving credit facility.

The County Term Loan did not bear interest until it was amended in May of 2007.  The amendment reduced the $10.0 million principal payment that would otherwise have been due on June 1, 2007 to $1.0 million and required that the remaining $9.0 million principal amount bear interest at a rate of 7.5% per annum.  Principal and interest will be paid in semi-annual installments of $838,000 through June 1, 2014.  All other significant terms and conditions of the County Term Loan remain unchanged.

The County Term Loan is collateralized by a second priority lien on the real property and other fixed assets comprising KSW’s steel mill in Peoria, Illinois.

Other.  At December 31, 2006 and 2007, the aggregate fair value of our fixed rate notes, based on our estimate of fair value, approximated $33.8 million and $22.0 million, respectively, as compared to a book value of $41.3 million and $29.0 million, respectively.  The Wachovia Facility is our only variable-rate debt and as it is repriced with changes in interest rates, the book value is deemed to approximate market value.

We have significant cash commitments in 2008 and 2009.  We may attempt to renegotiate certain credit facilities, including extending the dates of scheduled principal payments.  Overall, we believe our cash flows from operating activities combined with availability under our credit agreement will be sufficient to enable us to meet our cash flow needs.  The aggregate future maturities of notes payable and long-term debt at December 31, 2007 are shown in the following table.

Year ending December 31,	Amount
(In thousands)

2008	$62,175
2009	16,660
2010	6,850
2011	1,324
2012	1,421
2013 and thereafter	3,437
Total	$91,867

Note 7 - Income taxes:

Summarized below are (i) the differences between the provision for income taxes and the amounts that would be expected using the U. S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision for income taxes.

	Years ended December 31,
	2005	2006	2007
	(In thousands)

Expected tax provision, at statutory rate	$13,882	$26,175	$35,835
U.S. state income taxes, net	2,265	2,432	2,444
Deferred tax asset valuation allowance	(19,651)	(10,675)	-
Capitalized reorganization costs	3,608	237	67
Release of contingency reserve	-	(1,011)	-
Other, net	326	(103)	(727)

Provision for income taxes	$430	$17,055	$37,619

Provision for income taxes:
Currently payable (refundable):
U.S. federal	$75	$273	$(45)
U.S. state	355	(535)	190

Net currently payable (refundable)	430	(262)	145
Deferred income taxes, net	-	17,317	37,474

Provision for income taxes	$430	$17,055	$37,619

Comprehensive provision for income taxes allocable to:
Net income	$430	$17,055	$37,619
Other comprehensive income:
Pension plans	-	133,947	(34,626)
OPEB plans	-	33,877	(3,315)

	$-	$184,879	$(322)

The components of the net deferred tax asset/(liability) are summarized below.

	December 31,
	2006		2007
	Assets	Liabilities	Assets	Liabilities
	(In thousands)

Tax effect of temporary differences relating to:
Inventories	$4,919	$-	$4,492	$-
Property and equipment	-	(12,654)	-	(12,389)
Pension asset	-	(209,593)	-	(205,222)
Accrued OPEB cost	12,869	-	11,775	-
Accrued liabilities	9,256	-	6,207	-
Other deductible differences	4,211	-	2,010	-
Net operating loss carryforwards	333	-	2,457	-
Alternative minimum tax and other credit carryforwards	5,518	-	5,997	-

Gross deferred tax assets / (liabilities)	37,106	(222,247)	32,938	(217,611)
Reclassification, principally netting by tax jurisdiction	(37,106)	37,106	(32,938)	32,938

Net deferred tax asset / (liability)	-	(185,141)	-	(184,673)
Less current deferred tax asset	-	12,571	-	10,055

Noncurrent net deferred tax (liability)	$-	$(197,712)	$-	$(194,728)

	Years ended December 31,
	2005	2006	2007
	(In thousands)

Increase (decrease) in valuation allowance:
Increase in certain deductible temporary differences which the Company believes do not meet the "more- likely- than-not"recognition criteria:
Recognized in net income	$(19,651)	$(10,675)	$-

	$(19,651)	$(10,675)	$-

Prior to 2006, considering all factors believed to be relevant, our gross deferred tax assets did not meet the more-likely-than-not realizability test.  As such, we had provided a deferred income tax asset valuation allowance to fully offset our net deferred income tax asset.  During the first six months of 2006, we recorded taxable income in excess of our available federal income tax net operating loss carryforwards.  As such and after considering all of the available evidence, the valuation allowance related to our net deferred income tax assets was completely reversed during the first six months of 2006.  We believe the realization of our remaining gross deferred income tax assets (including an alternative minimum tax credit carryforward) meet the more-likely-than-not realizability test.

At December 31, 2007, we had (i) approximately $6.0 million of alternative minimum tax credit carryforwards that have no expiration date and (ii) net operating loss carryforwards of approximately $5.8 million which expire in 2027, and which may be used to reduce future taxable income of the entire company.

Note 8 - Pensions and other postretirement benefits:

We sponsor several pension plans and a postretirement benefit (“OPEB”) plan for certain active employees and certain retirees.  The benefits under our defined benefit plans are based upon years of service and employee compensation.

Employer Contributions and Plan Benefit Payments

Our funding policy is to contribute annually the minimum amount required under ERISA regulations plus additional amounts as we deem appropriate.  We do not anticipate being required to fund any contributions to our defined benefit pension plans during 2008.  However, we anticipate contributing approximately $4.5 million to our OPEB plan during 2008.  Benefit payments to plan participants, which reflect expected future service, as appropriate, are expected to be the equivalent of:

	Pension Benefits	Other Benefits
	(In thousands)

2008	$27,980	$4,482
2009	27,870	2,585
2010	27,820	2,525
2011	28,000	2,471
2012	28,130	2,419
2013 – 2017	142,190	11,476

Funded Status

We use a December 31st measurement date for our defined benefit pension and OPEB plans.  The following tables provide the funded status of our plans and a reconciliation of the changes in our plans' projected benefit obligations and fair value of assets for the years ended December 31, 2006 and 2007:

	Pension Benefits		Other Benefits
	2006	2007	2006	2007
	(In thousands)

Change in projected benefit obligations ("PBO"):
Balance at beginning of the year	$392,216	$376,884	$38,705	$35,162
Service cost	3,569	3,724	247	204
Interest cost	21,041	21,893	1,972	1,892
Plan amendment	4,790	78	-	-
Actuarial gains	(17,174)	(5,817)	(1,831)	(1,809)
Benefits paid	(27,558)	(27,742)	(3,931)	(3,800)

Balance at end of the year	$376,884	$369,020	$35,162	$31,649

Change in plan assets:
Fair value at beginning of the year	$701,221	$934,163	$-	$-
Actual return on plan assets	260,500	8,255	-	-
Employer contributions	-	-	3,931	3,800
Benefits paid	(27,558)	(27,742)	(3,931)	(3,800)

Fair value at end of the year	$934,163	$914,676	$-	$-

Funded status	$557,279	$545,656	$(35,162)	$(31,649)

Amounts recognized in the Consolidated Balance Sheets:
Pension asset	$557,279	$545,656	$-	$-
Accrued OPEB costs:
Current	-	-	(4,157)	(4,482)
Noncurrent	-	-	(31,005)	(27,167)
	557,279	545,656	(35,162)	(31,649)

Accumulated other comprehensive income:
Actuarial losses (gains)	(369,853)	(276,637)	114,020	105,187
Prior service cost (credit)	13,704	12,553	(204,092)	(186,446)
	(356,149)	(264,084)	(90,072)	(81,259)

Total	$201,130	$281,572	$(125,234)	$(112,908)

Accumulated benefit obligations (“ABO”) of pension plans	$372,247	$364,021

The amounts shown in the table above for unamortized actuarial gains and losses and prior service credits and costs at December 31, 2006 and 2007 have not been recognized as components of our periodic defined benefit cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  In accordance with SFAS No. 158, these amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2006 and 2007.  We expect approximately $10.8 million and $1.2 million of the unamortized actuarial gains and prior service cost, respectively, will be recognized as components of our periodic defined benefit pension credit in 2008 and that $6.5 million and $17.6 million of the unamortized actuarial losses and prior service credits, respectively, will be recognized as components of our OPEB credit in 2008.  The table below details the changes in other comprehensive income (loss) during 2007.

	Year ended December 31, 2007
	Pension Benefits	Other Benefits
	(In thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain) arising during the year	$77,978	$(1,809)
Plan amendment	78
Amortization of unrecognized:
Net actuarial losses (gains)	15,238	(7,024)
Prior service (credit) cost	(1,229)	17,646

Total	$92,065	$8,813

Net periodic defined benefit cost or credit

The components of our net periodic defined benefit cost or credits are presented in the table below.  During 2007, the amounts shown below for the amortization of actuarial gains and losses and prior service credits and costs, net of deferred income taxes, were recognized as components of our accumulated other comprehensive income at December 31, 2006.

	Pension Benefits			Other Benefits
	2005	2006	2007	2005	2006	2007
	(In thousands)

Service cost	$3,798	$3,569	$3,724	$2,056	$247	$204
Interest cost	21,499	21,041	21,893	8,785	1,972	1,892
Expected return on plan assets	(41,037)	(73,152)	(92,051)	-	-	-
Amortization of:
Prior service cost (credit)	926	1,126	1,229	(8,003)	(17,645)	(17,646)
Net actuarial losses (gains)	3,104	(8,562)	(15,238)	6,047	7,129	7,024

Total benefit cost (credit)	$(11,710)	$(55,978)	$(80,443)	$8,885	$(8,297)	$(8,526)

During 2004, we entered into an agreement (the “1114 Agreement”) with retirees who were covered either under a union contract or an otherwise court ordered plan (the “Protected Groups”) that substantially reduced the OPEB benefits that will be paid to the Protected Groups in the future.  Under the terms of the 1114 Agreement, the existing medical and prescription drug coverage for the Protected Groups was terminated (life insurance and Medicare Part B reimbursement benefits were unchanged) and replaced with a $3.0 million lump sum payment to the Protected Groups upon our emergence from Chapter 11 and future minimum monthly fixed payments to all participants (retirees and dependents) in the Protected Groups.  The 1114 Agreement also provided that the future minimum monthly fixed payments could increase in certain years based on the prior year’s free cash flow, as defined in the 1114 Agreement.  Because these future payments are not based on health care costs, health care cost trend rates do not impact future OPEB expense or obligations.

Actuarial assumptions

A summary of our key actuarial assumptions used to determine the present value of benefit obligations as of December 31, 2006 and 2007 are shown in the following table:

	Pension Benefits		Other Benefits
	2006	2007	2006	2007

Discount rate	5.8%	6.3%	5.8%	6.3%
Rate of compensation increase	3.0%	3.0%	-	-

A summary of our key actuarial assumptions used to determine the net periodic pension and other retiree benefit credit or expense during 2005, 2006 and 2007 are shown in the following table:

	Pension Benefits			Other Benefits
	2005	2006	2007	2005	2006	2007

Discount rate	5.7%	6.0%	5.8%	5.5%	5.5%	5.8%
Expected return on plan assets	10.0%	10.0%	10.0%	-	-	-
Rate of compensation increase	3.0%	3.0%	3.0%	-	-	-

Variances from actuarially assumed rates will result in increases or decreases in pension assets, accumulated defined benefit obligations, net periodic defined benefit credits or expense and funding requirements in future periods.

At December 31, 2006 and 2007, substantially all of our defined benefit pension plans’ (the “Plan”) net assets were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefit plans sponsored by Contran and certain of its affiliates.

The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) while utilizing both third-party investment managers as well as investments directed by Harold C. Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The CMRT's investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT.  The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return.  For the years ended December 31, 2005, 2006 and 2007, the assumed long-term rate of return for plan assets invested in the CMRT was 10%.  In determining the appropriateness of the long-term rate of return assumption, we considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers.  During the history of the CMRT from its inception in 1987 through December 31, 2007, the average annual rate of return of the CMRT (excluding the CMRT’s investment in certain securities of affiliated entities) has been approximately 14%.  At December 31, 2007, the asset mix of the CMRT was 93% in U.S. equity securities, 5% in international equity securities and 2% in U.S. fixed income securities (2006 – 92%, 5% and 3%, respectively).

We also maintain several defined contribution pension plans.  Expense related to these plans was $2.3 million in 2005 and $2.0 million in each of 2006 and 2007.

Note 9 - Environmental matters:

We have been named as a defendant for certain sites pursuant to laws in governmental and private actions associated with environmental matters, including waste disposal sites and facilities currently or previously owned, operated or used by us, certain of which are on the United States Environmental Protection Agency’s (the “U.S. EPA”) Superfund National Priorities List or similar state lists.  These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources.  Certain of these proceedings involve claims for substantial amounts.

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us.  Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation.  The extent of liability cannot be determined until investigation studies are completed.  The upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $6.7 million.  At December 31, 2007, we have accrued $5.3 million for the costs of the sites that we believe are probable and reasonably estimable.  Our estimate of such costs has not been discounted to present value, due to the uncertainty of the timing of the pay out.  It is possible our actual costs could differ from the amounts we have accrued or the upper end of the range for the sites where we have been named a defendant.  Our ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs or a determination that we are potentially responsible for the release of hazardous substances at other sites.  Although we believe our comprehensive general liability insurance policies provide indemnification for certain costs that we incur with respect to our environmental remediation obligations, we do not currently have receivables recorded for such recoveries and other than certain previously-reported settlements with respect to certain of our former insurance carriers, we have not recognized any material insurance recoveries.

The exact time frame over which we make payments with respect to our accrued environmental costs is unknown and is dependent upon, among other things, the timing of the actual remediation process, which in part depends on factors outside our control.  At each balance sheet date, we make an estimate of the amount of our accrued environmental costs which will be paid out over the subsequent 12 months, and we classify such amount as a current liability.  We classify the remainder of the accrued environmental costs as noncurrent liabilities.

More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.  A summary of activity in our environmental accruals for the three years ended December 31, 2007 is as follows:

	Years ended December 31,
	2005	2006	2007
	(In thousands)

Balance at beginning of period	$19,432	$15,412	$13,252
Expense	-	-	-
Payments, net	(3,152)	(2,160)	(3,288)
Cancellation of debt	(868)	-	(4,682)

Balance at end of period	$15,412	$13,252	$5,282

Our environmental accruals were included in the following line items of our Consolidated Balance Sheets.

	Years ended December 31,
	2006	2007
	(In thousands)

Other accrued liabilities – current	$250	$217
Other accrued liabilities – noncurrent	4,521	5,065
Liabilities subject to compromise	8,481	-

Total	$13,252	$5,282

All of the recorded environmental liability included in liabilities subject to compromise on our December 31, 2006 Consolidated Balance Sheet related to sites involving SWC or one of its predecessors as SWC’s environmental liabilities continued to be negotiated and adjudicated subsequent to our emergence from Chapter 11.  As of December 31, 2006, the only environmental claim awaiting adjudication was the Chemical Recyclers, Inc. (“CRI”) claim discussed below.

Prior to SWC’s 1996 acquisition of Desoto, Inc. (“DeSoto”), DeSoto was notified by the U.S. EPA that it was one of approximately 50 PRPs at the CRI site in Wylie, Texas.  Under a consent order with the U.S. EPA, the PRP group performed a removal action and an investigation of soil and groundwater contamination. Such investigation revealed certain environmental contamination.  The Steering Committee of PRPs for the CRI site filed a claim in SWC’s bankruptcy proceedings.  During September 2007, the CRI claim was fully adjudicated and, as a result, SWC’s environmental claimants were granted a total of approximately $3.0 million for CRI and other sites.  Such amount was paid by SWC during September 2007 and is part of the $3.7 million amount discussed in Note 3.  SWC had accrued $7.7 million for these sites.  Any further liabilities related to these sites have been discharged.

Open sites at December 31, 2007

We are currently involved in the closure of inactive waste disposal units at KSW’s Illinois facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency (“IEPA”) in September 1992 (“the Closure Plan”).  The original Closure Plan provided for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes.  We recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. We adjusted the recorded liability for each phase as actual remediation costs became known.  We believe we have completed the remediation required by the Closure Plan (as amended).  However, as of December 31, 2007, the IEPA has not approved the work.  Pursuant to agreements with the IEPA and Illinois Attorney General's office (“IAG”), we are required to deposit $75,000 per quarter into a trust fund until such time as the waste disposal units are completely remediated in accordance with the Closure Plan and we are permitted to withdraw funds from the trust fund as we incur costs related to the remediation.  During 2005, 2006 and 2007, we paid approximately $3.5 million, $2.2 million and $108,000, respectively, in remediation costs for these waste disposal units and during 2005 and 2006, we received approximately $1.6 million and $2.9 million, respectively, in funds from the trust fund.  We did not receive any funds from the trust during 2007.  At December 31, 2006 and 2007, the trust fund had a balance of $2.1 million and $2.2 million, respectively, which were included in other noncurrent assets.  As we believe we have completely remediated the sites, we have not been making quarterly deposits into the trust fund since January 2007.

In February 2000, we received a notice from the U.S. EPA giving formal notice of the U.S. EPA's intent to issue a unilateral administrative order to us pursuant to section 3008(h) of the Resource Conservation and Recovery Act ("RCRA").  The draft order enclosed with this notice would require us to: (1) investigate the nature and extent of hazardous constituents present at and released from five alleged solid waste management units at KSW’s Illinois facility; (2) investigate hazardous constituent releases from "any other past or present locations at KSW’s Illinois facility where past waste treatment, storage or disposal may pose an unacceptable risk to human health and the environment"; (3) complete by September 30, 2001 an "environmental indicators report" demonstrating the containment of hazardous substances that could pose a risk to "human receptors" and further demonstrating that we "have stabilized the migration of contaminated groundwater at or from the facility”; (4) submit by January 30, 2002 proposed "final corrective measures necessary to protect human health and the environment from all current and future unacceptable risks of releases of hazardous waste or hazardous constituents at or from KSW’s Illinois facility”; and (5) complete by September 30, 2001 the closure of the sites discussed in the preceding paragraph now undergoing RCRA closure under the supervision of the IEPA.  We have complied with deadlines in the draft order.  During the fourth quarter of 2000, we entered into a modified Administrative Order on Consent which may require us to conduct cleanup activities at certain solid waste management units at KSW’s Illinois facility depending on the results of soil and groundwater sampling and risk assessment to be conducted by us during future periods pursuant to the order.

In March 2000, the IAG filed and served a seven-count complaint against us for alleged violations of the Illinois Environmental Protection Act, 415 ILCS 5/31, and regulations implementing RCRA at KSW’s Illinois facility.  The complaint alleges that we violated RCRA in failing to prevent spills of an alleged hazardous waste on four separate occasions during the period from September 1995 through January 1999.  The complaint also alleges that we illegally “stored”, “disposed of” and manifested the same allegedly hazardous waste on some or all of those occasions.  In addition, the complaint alleges these hazardous waste spills resulted in groundwater pollution in violation of the Illinois Environmental Protection Act.  The complaint further alleges that we improperly disposed of hazardous waste on two occasions at a landfill not permitted to receive such wastes.  The complaint seeks the maximum statutory penalties allowed which ranges up to $50,000 for each violation and additional amounts up to $25,000 for each day of violation. We have answered the complaint and proceedings in the case have been stayed pending the outcome of settlement negotiations between us and the IAG’s office.

In December 2005, we received a Notice of Violation from the U.S. EPA regarding air permit issues at KSW’s Illinois facility.  The U.S. EPA alleges that we failed to perform stack testing and conduct a review of best available emission control technology in connection with the implementation of plant construction modifications made pursuant to a 2001 air permit issued under the Clean Air Act and the Illinois Environmental Protection Act.  During January 2006, we reached a preliminary agreement with the U.S. EPA on a plan for addressing the U.S. EPA’s concerns without referring the matter for any enforcement action.

Prior to SWC’s acquisition of DeSoto, DeSoto was notified by the Texas Natural Resource Conservation Commission ("TNRCC") that there were certain deficiencies in prior reports to TNRCC relative to one of its non-operating facilities located in Gainesville, Texas.  During 1999, we entered into TNRCC's Voluntary Cleanup Program.  Remediation costs are presently estimated to be between $618,000 and $2.0 million.  Remediation activities at this site are currently on-going.  During 2005, 2006 and 2007, we paid approximately $35,000, $14,000 and $207,000, respectively, in connection with remediation efforts at this site.

Note 10 - Other commitments and contingencies:

Current litigation

We are engaged in various legal proceedings incidental to our normal business activities. In our opinion, none of such proceedings is material in relation to our consolidated financial position, results of operations or liquidity.

Settled litigation

We have been involved in a legal proceeding with one of our former insurance carriers regarding the nature and extent of the carrier’s obligation to us under insurance policies in effect from 1945 to 1985 with respect to environmental remediation expenditures we previously made at certain sites.  In July 2007, the carrier paid us $5.4 million for settlement of this matter.  This settlement is reflected as a gain on legal settlement on our 2007 Consolidated Statement of Operations.

Lease commitments

At December 31, 2007, we are obligated under certain operating leases through 2012.  Future commitments under these leases are summarized below.

Lease commitment
(In thousands)

2008	$578
2009	488
2010	133
2011	56
2012	2
Total	$1,257

Product supply agreement

In 1996, we entered into a fifteen-year product supply agreement with a vendor.  The supply agreement provides, among other things, that the vendor will construct a plant at our Peoria facility and, after completion of the plant, provide us with all, subject to certain limitations, of our gaseous oxygen and nitrogen needs for a 15-year period ending in 2011.  In addition to specifying rates to be paid by us, including a minimum facility fee of approximately $1.2 million per year, the supply agreement also specifies provisions for adjustments to the rates and term of the supply agreement. Purchases made pursuant to the supply agreement during 2005, 2006 and 2007 amounted to $2.7 million, $3.1 million and $3.2 million, respectively.

Concentration of credit risk

All of our segments perform ongoing credit evaluations of their customers’ financial condition and, generally, require no collateral from their customers.

The percentage of sales related to each of our segments’ ten largest external customers as well as the percentage of sales related to the external customers at each of our segments that accounted for more than 10% of that segment’s net sales during 2007 (one customer at each of KSW and EWP and two customers at Calumet) is set forth in the following table:

	KSW	EWP	Calumet
	% of Segments’ Sales

Ten largest customers	50%	51%	65%

Customers > 10%	15%(1)	11%	23%

    (1)  Sales to this customer during 2007 approximated $64.9 million, which represents 14.4% of our consolidated net sales.

Note 11 - Other accrued liabilities:

	December 31,
	2006	2007
	(In thousands)
Current:
Employee benefits	$10,714	$10,881
Self insurance	5,492	3,755
Pre-petition unsecured creditor settlement	985	-
Environmental	250	217
Other	3,138	4,744

Total	$20,579	$19,597

Noncurrent:
Environmental	$4,521	$5,065
Workers compensation payments	1,785	1,494
Other	108	141

Total	$6,414	$6,700

In connection with our emergence from Chapter 11 on August 31, 2005, our pre-petition unsecured creditors with allowed claims received, among other things, a $5.2 million cash payment.  As of December 31, 2006, approximately 80% of this amount had been distributed to the pre-petition unsecured creditors.  As such, we had a $985,000 liability to the pre-petition unsecured creditors at December 31, 2006.  During the fourth quarter of 2007, the final pending claim against KCI was settled, which resulted in the final distribution to our pre-petition unsecured creditors.

Note 12 – Stockholders Equity and Earnings per share:

	Shares of common stock
	Issued	Treasury	Outstanding
	(In thousands)

Balance at December 31, 2004	10,068	-	10,068

Cancellation of common stock (1)	(10,068)	-	(10,068)
Issuance of common stock (1)	10,000	-	10,000

Balance at December 31, 2005 and 2006	10,000	-	10,000

Treasure stock acquired (1)	-	(398)	(398)

Balance at December 31, 2007	10,000	(398)	9,602

(1)  See Note 3 to our Consolidated Financial Statements.

Earnings Per Share.  Net income per share is based upon the weighted average number of common shares and dilutive securities outstanding during the periods.  Options to purchase our common stock that were outstanding during 2005 were omitted from the calculation of diluted earnings per share because they were anti-dilutive.  No stock options were outstanding during 2006 or 2007.  A reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share computations is presented below.

	Years ended December 31,
	2005	2006	2007
	(In thousands)

Numerator:
Net income	$39,232	$57,732	$64,765

Cancellation of Series A Preferred Stock	2,112	-	-
Basic and diluted net income	$41,344	$57,732	$64,765

Denominator:
Average common shares outstanding	10,046	10,000	10,000
Dilutive effect of Series A Preferred Stock	11,983	-	-

Diluted shares	22,029	10,000	10,000

All of our Series A Preferred Stock was cancelled in connection with our emergence from Chapter 11 on August 31, 2005.  The $2.1 million included in the numerator of our 2005 earnings per share calculation represents the excess of the book value of our preferred stock ($2.1 million) over the fair value of the consideration transferred to the holders of the preferred stock upon cancellation (nil). Each share of Series A Preferred Stock (71,899 shares outstanding at cancellation) was convertible into 250 shares of our common stock.

Note 13 - Related party transactions:

We may be deemed to be controlled by Harold C. Simmons.  See Note 1.  Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party.  We periodically consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

Under the terms of an intercorporate services agreement ("ISA") entered into between us and Contran, employees of Contran provide certain management, tax planning, financial and administrative services on a fee basis.  Such charges are based upon estimates of the time devoted by the employees of Contran to our affairs and the compensation of such persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  During both 2005 and 2006, the ISA fees charged by Contran aggregated approximately $1.0 million.  During 2007, the ISA fees aggregated approximately $1.7 million.

Tall Pines Insurance Company (“Tall Pines”) and EWI RE, Inc. (“EWI”) provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines is an indirect subsidiary of Valhi, Inc., a majority-owned subsidiary of Contran.  EWI is a wholly-owned subsidiary of NL Industries, Inc., a publicly-held company which is majority owned by Valhi, Inc.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies they provide or broker. We paid Tall Pines and EWI $2.9 million in 2005, $3.7 million in 2006 and $3.2 million in 2007 for insurance, reinsurance premiums paid to third parties and commissions.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect these relationships with Tall Pines and EWI will continue in 2008.

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

On March 15, 2004, we obtained a DIP financing facility from EWP Financial, LLC (“EWPFLLC”), an affiliate of Contran, and during 2005, we paid EWPFLLC interest of $362,000 on the facility.  Upon our emergence from Chapter 11 on August 31, 2005, EWPFLLC assigned its DIP credit facility to Contran and Contran converted the DIP facility, certain of its pre-petition unsecured claims and all of its administrative claims into 51% of our new common stock.

In July 1999, we formed Alter Recycling Company, LLC (“ARC”), a joint venture with Alter Trading Corporation (“ATC”), to operate a ferrous scrap recycling operation at KSW.  During 2004, we entered into a scrap supply agreement with ATC.  We source the majority of our ferrous scrap supply from ATC under this agreement.  During 2005, 2006, and 2007, we purchased approximately $132.4 million, $151.2 million and $171.0 million, respectively, of ferrous scrap from ATC and approximately $834,000, $490,000 and $484,000, respectively, of ferrous scrap from ARC.

Note 14 – Recent Accounting Pronouncements:

Pension and Other Postretirement Plans - In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost or credit we recognize in net income.  We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006.  We now recognize all changes in the funded status of these plans through comprehensive income, net of tax.  Any future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost or credit, or through other comprehensive income.   To the extent the net periodic benefit cost included amortization of unrecognized actuarial gains and losses and prior service costs or credits, which were previously recognized as a component of accumulated other comprehensive income at December 31, 2006, the effect on retained earnings, net of income taxes, was offset by a change in accumulated other comprehensive income.  See Note 8.

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which will become effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which will delay the provisions of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2008, except for non financial assets and liabilities, which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2008, except for non financial assets and liabilities, which will require disclosure in the first quarter of 2009.  The adoption of this standard will not have a material effect on our Consolidated Financial Statements.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect. SFAS No. 159 becomes effective for us on January 1, 2008.  We do not expect to elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards, therefore the adoption of this standard will not have a material effect on our Consolidated Financial Statements.

Business Combinations – Also in December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which applies to us prospectively for business combinations that close in 2009 and beyond.  The statement expands the definition of a business combination to include more transactions including some asset purchases and requires an acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value as of that date with limited exceptions.  The statement also requires that acquisition costs be expensed as incurred and restructuring costs that are not a liability of the acquiree at the date of the acquisition be recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Due to the unpredictable nature of business combinations and the prospective application of this statement we are unable to predict the impact of the statement on our Consolidated Financial Statements.

Uncertain Tax Positions. In the second quarter of 2006 the FASB issued FIN No. 48, Accounting for Uncertain Tax Positions, which we adopted on January 1, 2007.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under SFAS 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  Our adoption of FIN 48 had no impact on our consolidated financial position or results of operations as we had no uncertain tax positions at January 1, 2007 or December 31, 2007.

We accrue interest and penalties on uncertain tax positions as a component of our provision for income taxes when required.  We did not accrue any interest and penalties during 2007 and had no accrued interest or penalties at December 31, 2007 for uncertain tax positions.  At December 31, 2007 we had no accrual for uncertain tax positions.

We file income tax returns in various U.S. federal, state and local jurisdictions.  Our income tax returns prior to 2004 are generally considered closed to examination by applicable tax authorities.

Note 15 - Quarterly financial data (unaudited):

	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)

Year ended December 31, 2006:
Net sales	$119,115	$129,095	$105,212	$87,118
Gross profit	14,083	8,791	8,337	3,610

Net income	$22,236	$13,417	$9,456	$12,623

Basic and diluted net income per share	$2.22	$1.34	$.95	$1.26

Year ended December 31, 2007:
Net sales	$113,098	$122,665	$103,358	$112,057
Gross profit	6,367	6,668	6,435	3,800
Gain on legal settlement	-	5,400	-	-
Gain on cancellation of debt	-	-	9,031	1,043

Net income	$14,464	$17,241	$19,806	$13,254

Basic and diluted net income per share	$1.45	$1.72	$1.98	$1.33

At the end of each year, we measure pension and other postretirement plan assets and obligations, which resulted in fourth quarter adjustments to our 2006 and 2007 defined benefit pension credits.  During the fourth quarter of 2006, we increased our defined benefit pension credit by approximately $6.4 million ($4.0 million, net of tax), which increased earnings per share by $.40.  During the fourth quarter of 2007, we decreased our defined benefit pension credit by approximately $1.1 million ($696,000, net of tax), which decreased earnings per share by $.07.

Note 16 – Subsequent Events:

During February of 2008 we distributed at no charge to record holders of our common stock on January 28, 2008, non-transferable subscription rights to purchase an aggregate of 2.5 million shares of our common stock for a purchase price of $10.00 per share, or an aggregate of $25 million.  For each share of common stock held by our stockholders on January 28, 2008, we distributed 0.25 of a subscription right.  Each whole subscription right entitles the record holder of common stock to purchase one share of our common stock at a subscription price of $10.00.  Any stockholder who exercises their subscription rights in full may also oversubscribe for additional shares, subject to certain limitations, to the extent shares are available.  The subscription rights will expire on March 17, 2008, unless extended by us.

We may, in our sole discretion, decide to cancel or terminate the subscription rights offering at any time before the expiration of the subscription rights offering and for any reason and we may, in our sole discretion, amend or modify the terms of the subscription rights offering (including the maximum number of shares of common stock we may issue in the subscription rights offering or the subscription price per share to be paid to exercise the subscription rights) at any time.  We do not intend to extend the expiration date of the subscription rights.  However, if we amend or modify certain terms of the subscription rights offering, we will extend the expiration date.

We plan to use the net proceeds from the sale of the common stock pursuant to the subscription rights offering to reduce indebtedness under our revolving credit facility ($46.3 million balance outstanding at December 31, 2007), which in turn would create additional availability under that facility that could be used for general corporate purposes, including scheduled debt payments, capital expenditures, potential acquisitions or the liquidity needs of our current operations.

In connection with the subscription rights offering, we amended our Certificate of Incorporation in January 2008 to increase the number of authorized shares of our common stock to 20 million shares.