Form 10-Q
period 2008-03-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2008-05-09
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008	Commission file number 1-3919

Keystone Consolidated Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	37-0364250
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(972) 458-0028

Indicate by check mark:

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company(as defined in Rule 12b-2 of the Act). Large accelerated filer  ☐ Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐.

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐.

Number of shares of common stock outstanding on May 9, 2008: 12,101,932

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
ASSETS	2007	2008
		(unaudited)

Current assets:
Accounts receivable, net	$54,891	$68,234
Inventories	53,551	50,021
Deferred income taxes	10,055	10,055
Prepaid expenses and other	2,465	1,876

Total current assets	120,962	130,186

Property, plant and equipment:
Land	1,272	1,236
Buildings and improvements	58,946	58,666
Machinery and equipment	315,874	316,601
Construction in progress	3,675	4,454
	379,767	380,957
Less accumulated depreciation	287,298	290,806

Net property, plant and equipment	92,469	90,151

Other assets:
Restricted investments	2,245	2,260
Pension asset	545,656	562,264
Other, net	1,691	1,450

Total other assets	549,592	565,974

Total assets	$763,023	$786,311

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	March 31,
	2007	2008
		(unaudited)

Current liabilities:
Notes payable and current maturities of long-term debt	$62,175	$56,825
Accounts payable	14,078	12,161
Accrued OPEB cost	4,482	4,482
Other accrued liabilities	19,597	20,230

Total current liabilities	100,332	93,698

Noncurrent liabilities:
Long-term debt	29,402	18,613
Accrued OPEB cost	27,167	26,787
Deferred income taxes	194,728	200,965
Other accrued liabilities	6,700	6,458

Total noncurrent liabilities	257,997	252,823

Stockholders' equity:
Common stock $.01 par value; 11,000,000 shares authorized and 10,000,000 shares issued at December 31, 2007; 20,000,000 shares authorized and 12,500,000 shares issued at March 31, 2008	100	125
Additional paid-in capital	75,423	100,111
Accumulated other comprehensive income	215,462	212,235
Retained earnings	114,505	128,115
Treasury stock	(796)	(796)

Total stockholders' equity	404,694	439,790

Total liabilities and stockholders’ equity	$763,023	$786,311

Commitments and contingencies (Note 6)

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended March 31,
	2007	2008
	(unaudited)

Net sales	$113,098	$134,139
Cost of goods sold	(106,731)	(127,013)

Gross margin	6,367	7,126

Other operating income (expense):
Selling expense	(1,678)	(1,871)
General and administrative expense	(2,976)	(3,673)
Defined benefit pension credit	20,378	18,996
Other postretirement benefit credit	2,200	2,198

Total other operating income	17,924	15,650

Operating income	24,291	22,776

Nonoperating income (expense):
Interest expense	(1,197)	(1,313)
Interest and other income, net	138	390

Total nonoperating expense	(1,059)	(923)

Income before income taxes	23,232	21,853

Provision for income taxes	(8,768)	(8,243)

Net income	$14,464	$13,610

Basic and diluted income per share	$1.45	$1.39

Basic and diluted weighted average shares outstanding	10,000	9,794

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2007	2008
	(unaudited)

Cash flows from operating activities:
Net income	$14,464	$13,610
Depreciation and amortization	3,876	3,949
Deferred income taxes	8,710	8,182
Defined benefit pension credit	(20,378)	(18,996)
OPEB credit	(2,200)	(2,198)
OPEB payments	(1,009)	(966)
Other, net	283	278
Change in assets and liabilities (net of acquisition):
Accounts receivable	(31,171)	(13,336)
Inventories	4,225	3,530
Accounts payable	1,773	(1,917)
Other, net	73	974

Net cash used in operating activities	(21,354)	(6,890)

Cash flows from investing activities:
Capital expenditures	(7,617)	(1,882)
Acquisition of CaluMetals’ assets	(6,240)	-
Restricted investments, net	(112)	(15)
Other, net	-	360

Net cash used in investing activities	(13,969)	(1,537)

Cash flows from financing activities:
Issuance of common stock	-	24,713
Revolving credit facilities, net	42,496	(6,524)
Other notes payable and long-term debt:
Additions	4,065	-
Principal payments	(11,030)	(9,625)
Deferred financing costs paid	(208)	(137)

Net cash provided by financing activities	35,323	8,427

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures: Cash paid for:
Interest, net of amount capitalized	$1,038	$1,104
Income taxes, net	46	78

Non-cash issuance of debt for acquisition of CaluMetals’ assets	781	-

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Three months ended March 31, 2008
(In thousands)

	Common	Additional paid-in	Accumulated other comprehensive income		Retained	Treasury		Comprehensive
	stock	capital	Pensions	OPEB	earnings	stock	Total	income
	(unaudited)

Balance – December 31, 2007	$100	$75,423	$164,763	$50,699	$114,505	$(796)	$404,694

Net income	-	-	-	-	13,610	-	13,610	$13,610

Issuance of common stock, net of issuance costs	25	24,688	-	-	-	-	24,713	-

Amortization of actuarial (gains) losses, net of tax	-	-	(1,682)	1,016	-	-	(666)	(666)

Amortization of prior service cost (credit), net of tax	-	-	191	(2,752)	-	-	(2,561)	(2,561)

Balance – March 31, 2008	$125	$100,111	$163,272	$48,963	$128,115	$(796)	$439,790

Comprehensive income								$10,383

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

Note 1 – Organization and basis of presentation:

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the Securities and Exchange Commission (“SEC”) on March 14, 2008 (the “2007 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  Certain reclassifications have been made to conform the prior year’s Condensed Consolidated Financial Statements to the current year’s classifications.  As compared to the 2007 Annual Report, we have omitted certain information and footnote disclosures from this Quarterly Report that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended March 31, 2008 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2007 Consolidated Financial Statements contained in the 2007 Annual Report.

At March 31, 2008, Contran Corporation owns 56.7% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Keystone Consolidated Industries, Inc. (“KCI”) and its subsidiaries, taken as a whole.

Note 2 – Issuance of common stock:

On March 24, 2008 we issued 2.5 million shares of our common stock pursuant to a subscription rights offering to our stockholders of record as of January 28, 2008 (the “Offering”) at a price of $10.00 per share.  The Offering expired on March 17, 2008, and upon closing we received $25.0 million in proceeds.  We incurred approximately $287,000 of expenses related to the Offering.  We used the net offering proceeds to reduce indebtedness under our revolving credit facility, which in turn created additional availability under that facility that can be used for general corporate purposes, including scheduled debt payments, capital expenditures, potential acquisitions or the liquidity needs of our current operations.

In connection with the Offering, in January 2008 we amended our Certificate of Incorporation to increase the number of authorized shares of our common stock from 11 million shares to 20 million shares.

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

•
Engineered Wire Products (“EWP”), located in Upper Sandusky, Ohio, manufactures and sells wire mesh in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges; and

•
Keystone-Calumet (“Calumet”), located in Chicago Heights, Illinois, manufactures and sells merchant and special bar quality products and special sections in carbon and alloy steel grades for use in agricultural, cold drawn, construction, industrial chain, service centers, and transportation applications.  We acquired Calumet on March 23, 2007.

	Three months ended March 31,
	2007	2008
	(In thousands)

Net sales:
KSW	$110,766	$131,040
EWP	10,977	13,052
Calumet	-	3,303
Elimination of KSW’s intersegment sales	(8,645)	(13,256)

Total net sales	$113,098	$134,139

Operating income (loss):
KSW	$1,008	$2,410
EWP	996	1,478
Calumet	(85)	(692)
Pension credit	20,378	18,996
OPEB credit	2,200	2,198
Other(1)	(206)	(1,614)

Total operating income	24,291	22,776

Nonoperating income (expense):
Interest expense	(1,197)	(1,313)
Interest and other income, net	138	390

Income before income taxes	$23,232	$21,853

(1) Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

During the first quarter of 2008, we reduced salaried headcount at KSW, which is expected to result in annual cost savings of $2.5 million.  We incurred severance expense of approximately $800,000 as a result of this reduction in force.

Note 4 – Inventories, net:

	December 31,	March 31,
	2007	2008
	(In thousands)

Raw materials	$6,954	$5,853
Billets	8,158	5,162
Wire rod	12,897	13,735
Work in process	5,079	6,084
Finished products	24,855	23,880
Supplies	19,900	20,527

Inventory at FIFO	77,843	75,241
Less LIFO reserve	24,292	25,220

Total	$53,551	$50,021

We believe our LIFO reserve represents the excess of replacement or current cost over the stated LIFO value of our inventories.

Note 5 - Notes payable and long-term debt:

	December 31,	March 31,
	2007	2008
	(In thousands)

Wachovia revolving credit facility	$46,261	$39,737
8% Notes	17,160	9,240
UC Note	2,501	2,144
Term loans:
Wachovia	16,286	14,953
County	8,499	8,499
Other	870	865

Total debt	91,577	75,438
Less current maturities	62,175	56,825

Total long-term debt	$29,402	$18,613

In April 2008, we paid the entire outstanding balance of the UC Note, of which $1.4 million was classified as current maturities of long-term debt and $718,000 was classified as long-term debt on our March 31, 2008 Condensed Consolidated Balance Sheet.

Note 6 – Environmental matters and other commitments and contingencies:

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us.  Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation.  The extent of liability cannot be determined until investigation studies are completed.  At March 31, 2008 we have accrued $5.1 million for the costs of the sites that we believe are probable and reasonably estimable.  The upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $6.6 million, including the current accrual.  Our estimate of such costs has not been discounted to present value due to the uncertainty of the timing of the pay out.  It is possible our actual costs could differ from the amounts we have accrued or the upper end of the range for the sites where we have been named a defendant.  Our ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs or a determination that we are potentially responsible for the release of hazardous substances at other sites.  Although we believe our comprehensive general liability insurance policies provide indemnification for certain costs that we incur with respect to our environmental remediation obligations, we do not currently have receivables recorded for such recoveries and other than certain previously-reported settlements with respect to certain of our former insurance carriers, we have not recognized any material insurance recoveries.

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

More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.  A summary of activity in our environmental accruals for the three months ended March 31, 2008 is as follows:

Three months ended March 31, 2008
(In thousands)

Balance at December 31, 2007	$5,282
Payments	(191)

Balance at March 31, 2008	$5,091

Our environmental accruals were included in the following line items of our March 31, 2008 Condensed Consolidated Balance Sheet.

March 31, 2008
(In thousands)

Other accrued liabilities-current	$214
Other accrued liabilities-noncurrent	4,877

Total	$5,091

We are currently involved in the closure of inactive waste disposal units at KSW’s Illinois facility pursuant to a closure plan approved by the Illinois Environmental Protection Agency (“IEPA”) in September 1992 (“the Closure Plan”).  The original Closure Plan provided for the in-place treatment of seven hazardous waste surface impoundments and two waste piles to be disposed of as special wastes.  We recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. We adjusted the recorded liability for each phase as actual remediation costs became known.  We believe we have completed the remediation required by the Closure Plan (as amended).  However, as of March 31, 2008, the IEPA has not approved the work.  Pursuant to agreements with the IEPA and Illinois Attorney General's office (“IAG”), we were required to deposit $75,000 per quarter into a trust fund until such time as the waste disposal units were completely remediated in accordance with the Closure Plan.  We were permitted to withdraw funds from the trust fund as we incurred costs related to the remediation.  At December 31, 2007 and March 31, 2008, the trust fund had a balance of $2.2 million and $2.3 million, respectively, which were included in restricted investments classified as other noncurrent assets on our Condensed Consolidated Balance Sheets.  As we believe we have completely remediated the sites, we have not been making quarterly deposits into the trust fund since January 2007.

In February 2000, we received formal notice of the U.S. EPA's intent to issue a unilateral administrative order to us pursuant to section 3008(h) of the Resource Conservation and Recovery Act ("RCRA").  The draft order enclosed with this notice would require us to: (1) investigate the nature and extent of hazardous constituents present at and released from five alleged solid waste management units at KSW’s Illinois facility; (2) investigate hazardous constituent releases from "any other past or present locations at KSW’s Illinois facility where past waste treatment, storage or disposal may pose an unacceptable risk to human health and the environment"; (3) complete by September 30, 2001 an "environmental indicators report" demonstrating the containment of hazardous substances that could pose a risk to "human receptors" and further demonstrating that we "have stabilized the migration of contaminated groundwater at or from the facility”; (4) submit by January 30, 2002 proposed "final corrective measures necessary to protect human health and the environment from all current and future unacceptable risks of releases of hazardous waste or hazardous constituents at or from KSW’s Illinois facility”; and (5) complete by September 30, 2001 the closure of the sites discussed in the preceding paragraph now undergoing RCRA closure under the supervision of the IEPA.  We have complied with deadlines in the draft order.  During the fourth quarter of 2000, we entered into a modified Administrative Order on Consent which may require us to conduct cleanup activities at certain solid waste management units at KSW’s Illinois facility depending on the results of soil and groundwater sampling and risk assessment to be conducted by us during future periods pursuant to the order.

In March 2000, the IAG filed and served a seven-count complaint against us for alleged violations of the Illinois Environmental Protection Act, 415 ILCS 5/31, and regulations implementing RCRA at KSW’s Illinois facility.  The complaint alleges that we violated RCRA in failing to prevent spills of an alleged hazardous waste on four separate occasions during the period from September 1995 through January 1999.  The complaint also alleges that we illegally “stored”, “disposed of” and manifested the same allegedly hazardous waste on some or all of those occasions.  In addition, the complaint alleges these hazardous waste spills resulted in groundwater pollution in violation of the Illinois Environmental Protection Act.  The complaint further alleges we improperly disposed of hazardous waste on two occasions at a landfill not permitted to receive such wastes.  The complaint seeks the maximum statutory penalties allowed which ranges up to $50,000 for each violation and additional amounts up to $25,000 for each day of violation. We have answered the complaint and proceedings in the case have been stayed pending the outcome of settlement negotiations between us and the IAG’s office.

In December 2005, we received a Notice of Violation from the U.S. EPA regarding air permit issues at KSW’s Illinois facility.  The U.S. EPA alleges we failed to perform stack testing and conduct a review of best available emission control technology in connection with the implementation of plant construction modifications made pursuant to a 2001 air permit issued under the Clean Air Act and the Illinois Environmental Protection Act.  During January 2006, we reached a preliminary agreement with the U.S. EPA on a plan for addressing the U.S. EPA’s concerns without referring the matter for any enforcement action.

Prior to one of our subsidiaries’ 1996 acquisition of DeSoto Inc. (“DeSoto”), DeSoto was notified by the Texas Natural Resource Conservation Commission ("TNRCC") that there were certain deficiencies in prior reports to TNRCC relative to one of DeSoto’s non-operating facilities located in Gainesville, Texas.  During 1999, that subsidiary entered into TNRCC's Voluntary Cleanup Program.  Remediation costs are presently estimated to be between $477,000 and $2.0 million.  Remediation activities at this site are currently on-going.  During the first quarters of 2007 and 2008, we paid approximately $5,000 and $142,000, respectively, in connection with remediation efforts at this site.

Other current litigation

We are engaged in various legal proceedings incidental to our normal business activities. In our opinion, none of such proceedings is material in relation to our consolidated financial position, results of operations or liquidity.

Note 7 - Other accrued liabilities:

	December 31,	March 31,
	2007	2008
	(In thousands)
Current:
Employee benefits	$10,881	$10,941
Self insurance	3,755	4,654
Environmental	217	214
Other	4,744	4,421

Total	$19,597	$20,230

Noncurrent:
Environmental	$5,065	$4,877
Workers compensation payments	1,494	1,440
Other	141	141

Total	$6,700	$6,458

Note 8 – Employee benefit plans:

The components of our net periodic defined benefit pension credit are presented in the table below.
	Three months ended March 31,
	2007	2008
	(In thousands)

Service cost	$969	$861
Interest cost	5,267	5,578
Expected return on plan assets	(23,012)	(23,046)
Amortization of accumulated other comprehensive income:
Prior service cost	306	307
Actuarial gains	(3,908)	(2,696)

Total	$(20,378)	$(18,996)

We currently expect our 2008 defined benefit pension credit will approximate $76.0 million and that no cash contributions will be required during 2008.

The components of our net periodic credit related to other postretirement benefits (“OPEB”) are presented in the table below.

	Three months ended March 31,
	2007	2008
	(In thousands)

Service cost	$61	$52
Interest cost	480	533
Amortization of accumulated other comprehensive income:
Prior service credit	(4,411)	(4,411)
Actuarial losses	1,670	1,628

Total	$(2,200)	$(2,198)

We currently expect our 2008 OPEB credit will approximate $9.0 million and anticipate contributing $4.5 million of cash to our OPEB plans during 2008.

Note 9 – Provision for income taxes:

	Three months ended
	March 31,
	2007	2008
	(In thousands)

Expected tax provision, at statutory rate	$8,130	$7,648
U.S. state income taxes, net	623	585
Other, net	15	10

Provision for income taxes	$8,768	$8,243

We do not currently believe our unrecognized tax benefits will change significantly within the next twelve months.

Note 10 – Recent accounting pronouncements:

Fair Value Measurements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the provisions of SFAS No. 157 until January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning with this filing, all of our fair value measurements are in compliance with SFAS No. 157, except for such non-financial assets and liabilities for which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during the first quarter of 2008; therefore the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking and are not statements of fact.  Some statements found in this report including, but not limited to, statements found in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties.  Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the Securities and Exchange Commission including, but not limited to, the following:

•	Future supply and demand for our products (including cyclicality thereof),
•	Customer inventory levels,
•	Changes in raw material and other operating costs (such as ferrous scrap and energy)
•	The possibility of labor disruptions,
•	General global economic and political conditions,
•	Competitive products (including low-priced imports) and substitute products,
•	Customer and competitor strategies,
•	The impact of pricing and production decisions,
•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
•	Government regulations and possible changes therein,
•	Significant increases in the cost of providing medical coverage to employees,
•	The ultimate resolution of pending litigation,
•	International trade policies of the United States and certain foreign countries,
•	Operating interruptions (including, but not limited to, labor disputes, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
•	Our ability to renew or refinance credit facilities,
•	Any possible future litigation, and
•	Other risks and uncertainties as discussed in this Quarterly Report and the 2007 Annual Report, including, without limitation, the section referenced above.

Should one or more of these risks materialize, if the consequences worsen, or if the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

RESULTS OF OPERATIONS

Business Overview

We are a leading domestic manufacturer of steel fabricated wire products, industrial wire, billets and wire rod.  We also manufacture wire mesh, coiled rebar and steel bar.  Our products are used in the agricultural, industrial, cold drawn, construction, transportation, original equipment manufacturer and retail consumer markets.  We are vertically integrated, converting substantially all of our fabricated wire products, wire mesh, coiled rebar, industrial wire and steel bar from billets and wire rod produced in our steel mini-mill.  Historically, our vertical integration has allowed us to benefit from the higher and more stable margins associated with fabricated wire products and wire mesh as compared to wire rod, as well as from lower costs of billets and wire rod as compared to bar manufacturers and wire fabricators that purchase billets and wire rod in the open market.  Moreover, we believe our downstream fabricated wire products, wire mesh, coiled rebar and industrial wire businesses better insulate us from the effects of wire rod imports as compared to non-integrated wire rod producers.

Recent Developments

During the first quarter of 2008, we reduced salaried headcount at our largest manufacturing facility, which is expected to result in annual cost savings of $2.5 million.  We incurred severance expense of approximately $800,000 as a result of this reduction in force.

On March 24, 2008 we received $25.0 million from the issuance of 2.5 million shares of our common stock pursuant to a subscription rights offering.  We incurred approximately $287,000 of expenses related to the issuance.  See Note 2 to our Condensed Consolidated Financial Statements.  We used the net offering proceeds to reduce indebtedness under our revolving credit facility, which in turn created additional availability under that facility that can be used for general corporate purposes, including scheduled debt payments, capital expenditures, potential acquisitions or the liquidity needs of our current operations.

In April 2008, we paid the entire outstanding balance of our UC Note of $2.1 million, although $718,000 was not due until 2009.  See Note 5 to our Condensed Consolidated Financial Statements.

We have experienced an unprecedented 44% increase in the cost of ferrous scrap, our primary raw material, from December 2007 to April 2008 as well as significant increases in utility costs.  We believe we will be able to recover substantially all of these higher costs through increases in our product selling prices throughout the remainder of 2008.

Results of Operations

Our profitability is primarily dependent on sales volume, per-ton selling prices, per-ton ferrous scrap cost, and energy costs.  Additionally, because pension and OPEB expense or credits are unrelated to the operating activities of our businesses, we measure and evaluate the performance of our businesses using operating income before pension and OPEB credit or expense.  As such, we believe the presentation of operating income before pension and OPEB credit or expense provides more useful information to investors.  Operating income before pension and OPEB credit or expense is a non-GAAP measure of profitability that is not in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and it should not be considered in isolation or as a substitute for a measure prepared in accordance with GAAP.  A reconciliation of operating income as reported to operating income adjusted for pension and OPEB expense or credit is set forth in the following table.

	Three months ended March 31,
	2007	2008
	(In thousands)
Operating income as reported	$24,291	$22,776
Defined benefit pension credit	(20,378)	(18,996)
OPEB credit	(2,200)	(2,198)
Operating income before pension and OPEB	$1,713	$1,582

Operating income before pension and OPEB for the first quarter of 2008 was slightly lower than the first quarter of 2007 primarily due to the net effects of the following factors:
•	lower shipment volumes of fabricated wire products as a result of customer resistance to our price increases;
•	lower shipment volumes of industrial wire due to exceptional shipment volumes during the first quarter of 2007 as a result of competitor production problems;
•	increased costs for ferrous scrap;
•	increased costs for electricity and natural gas;
•	severance costs of $800,000 related to the reduction in force at our largest manufacturing facility during the first quarter of 2008;
•	higher shipment volumes of wire rod due to lower quantities of import product available for sale and higher prices for import products as well as the weak U.S. dollar;
•	higher per-ton product selling prices primarily in reaction to the increased costs for ferrous scrap.

Our consolidated sales volume and per-ton selling prices for the first quarter of 2007 and 2008 are as follows:

	Three months ended March 31,
	2007		2008
Sales volume (000 tons):
Fabricated wire products	34		30
Wire mesh	12		13
Industrial wire	23		17
Coiled Rebar	6		3
Bar	-		5
Wire rod	86		106
Billets		(1)	1
Total	161		175

(1) Less than 1,000 tons.

Average per-ton selling prices:
Fabricated wire products	$1,068		$1,180
Wire mesh	879		941
Industrial wire	733		846
Coiled Rebar	526		624
Bar	-		710
Wire rod	517		621
Billets	132		255
All products	693		764

Outlook for 2008

We currently believe 2008 operating income before pension and OPEB will be higher than 2007 due primarily to the net effect of the following factors:
•	higher shipment volumes of fabricated wire products as we believe 2007 agricultural and construction projects which were cancelled due to inclement weather in 2007 will be completed during 2008;
•	higher shipment volumes of bar products as we continue to gain customer confidence in the bar market;
•	higher shipment volumes of coiled rebar as we continue to penetrate that market;
•	higher shipment volumes of wire mesh due to the additional products manufactured at EWP as a result of a 2007 plant expansion partially offset by continued weakness in the construction market;
•	level shipment volumes of industrial wire as price increases are expected to result in lower demand;
•
slightly lower shipment volumes of wire rod as we use more steel internally in the production of value-added products (KSW expects to ship more billets to Calumet as a result of Calumet gaining recurring monthly orders for bar products and KSW expects to ship more wire rod to EWP as a result of EWP’s 2007 plant expansion); partially offset by an increase in wire rod demand during the first quarter of 2008 due to higher Chinese export tariffs and a weak U.S. dollar (we expect wire rod import competition to rebound during 2008); and

•	higher overall per-ton selling prices that more than offset the impact of higher cost for ferrous scrap.

Expected trends in other items in 2008 as compared to 2007 are as follows:
•	lower defined benefit pension credit as we expect the 2008 credit to approximate $76.0 million as compared to the $80.4 million credit recorded in 2007; and
•	lower interest expense in 2008 due to the paydown of our revolving credit facility during the first quarter of 2008 as a result of the subscription rights offering.

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

•
Engineered Wire Products (“EWP”), located in Upper Sandusky, Ohio, manufactures and sells wire mesh in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges; and

•
Keystone-Calumet, Inc. (“Calumet”), located in Chicago Heights, Illinois, manufactures and sells merchant and special bar quality products and special sections in carbon and alloy steel grades for use in agricultural, cold drawn, construction, industrial chain, service centers, and transportation applications.

Our consolidated net sales, cost of goods sold, operating costs and operating performance before pension and OPEB credits by segment are set forth in the following table:

	KSW	EWP	Calumet	Other(1)	Total
	(In thousands)
Three months ended March 31, 2007:

Net sales	$110,766	$10,977	$-	$(8,645)	$113,098
Cost of goods sold	(106,119)	(9,128)	(76)	8,592	(106,731)
Gross margin (loss)	4,647	1,849	(76)	(53)	6,367

Selling and administrative expense	(3,639)	(853)	(9)	(153)	(4,654)
Operating income (loss) before pension/OPEB	$1,008	$996	$(85)	$(206)	$1,713

Three months ended March 31, 2008:

Net sales	$131,040	$13,052	$3,303	$(13,256)	$134,139
Cost of goods sold	(124,992)	(10,764)	(3,832)	12,575	(127,013)
Gross margin (loss)	6,048	2,288	(529)	(681)	7,126

Selling and administrative expense	(3,638)	(810)	(163)	(933)	(5,544)
Operating income (loss) before pension/OPEB	$2,410	$1,478	$(692)	$(1,614)	$1,582

(1) Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	Three months ended March 31,
	2007	% of sales	2008	% of Sales
	($ in thousands)

Net sales	$110,766	100.0%	$131,040	100.0%
Cost of goods sold	(106,119)	(95.8)	(124,992)	(95.4)
Gross margin	4,647	4.2	6,048	4.6

Selling and administrative expense	(3,639)	(3.3)	(3,638)	(2.8)
Operating income before pension and OPEB	$1,008	0.9%	$2,410	1.8%

The primary drivers of KSW’s sales, cost of goods sold, and the resulting gross margin are as follows:

	Three months ended March 31,
	2007	2008
Sales volume (000 tons):
Fabricated wire products	34	30
Industrial wire	23	17
Coiled rebar	6	3
Wire rod	101	124
Billets	(1)	6
Total sales	164	180

(1) Less than 1,000 tons

Per-ton selling prices:
Fabricated wire products	$1,068	$1,180
Industrial wire	733	846
Coiled rebar	526	624
Wire rod	526	619
Billets	132	461
All products	669	727

Average per-ton ferrous scrap purchase cost	$224	$296

Average electricity cost per kilowatt hour(2)	$0.05	$0.06

Average natural gas cost per therm(2)	$0.78	$0.86

(2) Generally, we use 44 million kilowatt hours of electricity and 2 million therms of natural gas per month.

We believe lower shipment volumes of fabricated wire products during the first quarter of 2008 as compared to the first quarter of 2007 were primarily due to customer resistance to our price increases.

Lower shipment volumes of industrial wire during the first quarter of 2008 as compared to the first quarter of 2007 were primarily a result of exceptional shipment volumes during the first quarter of 2007 due to competitor production problems which resulted in us selling industrial wire to one of our wire rod customers.

Lower shipment volumes of coiled rebar during the first quarter of 2008 as compared to the first quarter of 2007 were due to increased demand for wire rod, which resulted in less production capacity for coiled rebar.

 Higher shipment volumes of wire rod during the first quarter of 2008 as compared to the first quarter of 2007 were due to lower quantities of import product available for sale and higher prices for import products that were available for sale as a result of the weak U.S. dollar.

The higher overall per-ton selling prices during the first quarter of 2008 as compared to the same period of 2007 were due primarily to price increases as we attempt to pass on increased operating costs to our customers.

Operating income before pension and OPEB was also adversely impacted by the 2008 reduction in force which resulted in severance expense of $800,000.  We expect the reduction in force will save us $2.5 million in annual operating costs, including $1.9 million during the remainder of 2008.

Engineered Wire Products

	Three months ended March 31,
	2007	% of sales	2008	% of sales
	($ in thousands)

Net sales	$10,977	100.0%	$13,052	100.0%
Cost of goods sold	(9,128)	(83.2)	(10,764)	(82.5)%
Gross margin	1,849	16.8	2,288	17.5

Selling and administrative expense	(853)	(7.8)	(810)	(6.2)
Operating income before pension and OPEB	$996	9.0%	$1,478	11.3%

The primary drivers of EWP’s sales, cost of goods sold, and the resulting gross margin are as follows:

	Three months ended March 31,
	2007	2008

Sales volume (000 tons) – Wire mesh	12	13

Per-ton selling prices – Wire mesh	$879	$941

Average per-ton wire rod purchase cost	$515	$606

The higher per-ton selling prices for the first quarter of 2008 as compared to the first quarter of 2007 were due primarily to higher cost for wire rod, as EWP’s selling prices are influenced in part by the cost of wire rod.  EWP sources substantially all of its wire rod requirements from KSW at prices that we believe approximate market.

Calumet

We continue to re-establish Calumet’s mill as a reliable supplier of bar products.  Prior to our acquisition, CaluMetals, Inc. had difficulty meeting customer deadlines due to various production issues including the lack of a steady supply of billets, the operation’s primary raw material.  Calumet now sources substantially all of its billet requirements from KSW at prices that we believe approximate market.  KSW has sufficient capacity to supply the needed billets and we have established an inventory of bar products to facilitate expedient deliveries to our customers.  We believe we will ultimately regain customer confidence which should, in turn, lead to increased sales and profitability for this segment.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Borrowing Availability

	December 31,	March 31,
	2007	2008
	(In thousands)

Working capital	$20,630	$36,488
Outstanding balance under revolving credit facility	46,261	39,737

Borrowing availability	22,836	37,570

On March 24, 2008 we received $25.0 million from the issuance of 2.5 million shares of our common stock pursuant to a subscription rights offering.  We incurred approximately $287,000 of expenses related to the issuance.  We used the net proceeds to reduce indebtedness under our revolving credit facility, which in turn created additional availability under that facility.  The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.5 million at March 31, 2008).  The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.  Accordingly, any outstanding balances under this facility are always classified as a current liability regardless of the maturity date of the facility.

Our primary credit facility requires compliance with certain financial covenants related to performance measures.  We were in compliance with all such financial covenants at March 31, 2008.

Historical Cash Flows

Operating Activities

During the first quarter of 2008, net cash used in operations totaled $6.9 million as compared to net cash used in operations of $21.4 million during the first quarter of 2007.  The increase in operating cash flows was due primarily to the net effects of:

•
lower net cash used due to relative changes in our accounts receivable in 2008 of $17.8 million primarily due to an abnormally high accounts receivable balance at December 31, 2007 as a result of exceptional demand during the fourth quarter of 2007 (the seasonality of our business generally results in lower accounts receivable at the end of each year); and

•
net cash used by relative changes in our accounts payable during the first quarter of 2008 as compared to net cash provided by relative changes in our accounts payable during the first quarter of 2007 due to timing of payments to our primary ferrous scrap vendor.

Investing Activities

During the first quarters of 2007 and 2008, we had capital expenditures of approximately $7.6 million and $1.9 million, respectively.  The decrease in capital expenditures in 2008 was primarily related to the plant expansion at EWP that was completed during the first two quarters of 2007.  We expect capital expenditures for 2008 to be approximately $12 million primarily related to upgrades of production equipment at KSW.  We expect to fund capital expenditures using cash flows from operations and borrowing availability under our credit facilities.

Financing Activities

On March 24, 2008 we received $25.0 million from the issuance of 2.5 million shares of our common stock pursuant to a subscription rights offering.  We incurred approximately $287,000 of expenses related to the issuance.  See Note 2 to the Condensed Consolidated Financial Statements.  We used the offering proceeds to reduce indebtedness under our revolving credit facility during the first quarter of 2008 as compared to increased borrowings on our revolving credit facility during the first quarter of 2007 as a result of the acquisition of CaluMetals’ assets, payments on the EWP expansion project and principal payments on our various credit facilities.

During the first quarter of 2008, we made principle payments of $7.9 million on our 8% Notes, $1.3 million on our Wachovia Term Loans and $357,000 on our UC Note.  During the first quarter of 2007, we made principal payments of $8.3 million on our 8% Notes, $1.5 million on our UC Note and $1.1 million on our Wachovia Term Loans.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2007 Annual Report, and we refer you to the report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in Note 6 to the Condensed Consolidated Financial Statements.

Pension and Other Postretirement Obligations

We were not required to make any cash contributions to our defined benefit pension plans during 2007 and we do not expect to be required to make contributions to our defined benefit pension plans during 2008.  However, we contributed approximately $1.0 million to our other postretirement benefit plans during each of the first quarters of 2007 and 2008, and we anticipate contributing $3.5 million to these plans during the remainder of 2008.  Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and postretirement benefit expense or credit and funding requirements in future periods.

Off-balance Sheet Financing Arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2007 Annual Report.

Liquidity Outlook

We have required principal payments of $23 million on our various credit facilities during the remainder of 2008 and throughout 2009.  These principal payments are expected to be funded with cash from operations and borrowing availability under our existing credit facilities.  However, we have experienced an unprecedented 44% increase in the cost of ferrous scrap from December 2007 to April 2008 as well as significant increases in utility costs.  We believe we will be able to recover substantially all of these higher costs through increases in our selling prices throughout the remainder of 2008.  If we are unable to do so, our borrowing availability may be depleted which consequently would limit our ability to withstand further downturns in our business.  During the first quarter of 2008, we reduced salaried headcount at KSW, which is expected to result in annual cost savings of $2.5 million.  We will continue to analyze the profitability of our operations and make operating decisions accordingly.   We have in the past, and may in the future, seek to raise additional capital, incur additional debt, refinance or restructure existing indebtedness and repurchase existing indebtedness in the market or otherwise.  Overall, we believe our cash flows from operating activities combined with availability under our existing credit facilities will be sufficient to enable us to meet our cash flow needs for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Reference is made to the 2007 Annual Report for a discussion of the market risks associated with changes in interest rates that affect us.  There have been no material changes in such market risks since we filed the 2007 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Internal Control Over Financial Reporting

We also maintain internal control over financial reporting.  The term “internal control over financial reporting,” as defined by SEC regulations, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets,
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are made only in accordance with authorizations of our management and directors, and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Condensed Consolidated Financial Statements.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

Reference is made to disclosure provided under the caption "Other current litigation" in Note 6 to our Condensed Consolidated Financial Statements.

ITEM 1A. Risk Factors.

Reference is made to our 2007 Annual Report for a discussion of risk factors related to our businesses.  There have been no material changes in such risk factors since we filed the 2007 Annual Report.

ITEM 4. Submission of Matters to a Vote of Security Holders.

We held a special meeting of our stockholders on January 18, 2008, in which our stockholders voted to increase the number of authorized shares of our common stock from 11,000,000 shares to 20,000,000 shares.  Holders of our common stock representing approximately 64% of the 10.0 million common shares eligible to vote at the special meeting voted “For” the increase in authorized shares.

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

            Keystone Consolidated Industries, Inc.
            (Registrant)

Date: May 9, 2008	By/s/ Bert E. Downing, Jr. Bert E. Downing, Jr. Vice President, Chief Financial Officer, Corporate Controller and Treasurer