Form 10-Q
period 2008-06-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2008-08-08
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008	Commission file number 1-3919

Keystone Consolidated Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	37-0364250
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(972) 458-0028

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

Number of shares of common stock outstanding on August 8, 2008: 12,101,932

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
ASSETS	2007	2008
		(unaudited)

Current assets:
Accounts receivable, net	$54,891	$83,524
Inventories	53,551	56,500
Deferred income taxes	10,055	10,055
Prepaid expenses and other	2,465	1,388

Total current assets	120,962	151,467

Property, plant and equipment:
Land	1,272	1,236
Buildings and improvements	58,946	58,731
Machinery and equipment	315,874	316,864
Construction in progress	3,675	6,145
	379,767	382,976
Less accumulated depreciation	287,298	294,120

Net property, plant and equipment	92,469	88,856

Other assets:
Restricted investments	2,245	2,260
Pension asset	545,656	577,814
Other, net	1,691	1,608

Total other assets	549,592	581,682

Total assets	$763,023	$822,005

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	June 30,
	2007	2008
		(unaudited)

Current liabilities:
Notes payable and current maturities of long-term debt	$62,175	$58,303
Accounts payable	14,078	14,381
Accrued OPEB cost	4,482	4,482
Income taxes payable	-	1,112
Other accrued liabilities	19,597	25,758

Total current liabilities	100,332	104,036

Noncurrent liabilities:
Long-term debt	29,402	16,011
Accrued OPEB cost	27,167	26,214
Deferred income taxes	194,728	210,889
Other accrued liabilities	6,700	6,373

Total noncurrent liabilities	257,997	259,487

Stockholders' equity:
Common stock $.01 par value; 11,000,000 shares authorized and 10,000,000 shares issued at December 31, 2007; 20,000,000 shares authorized and 12,500,000 shares issued at June 30, 2008	100	125
Additional paid-in capital	75,423	100,111
Accumulated other comprehensive income	215,462	209,008
Retained earnings	114,505	150,034
Treasury stock	(796)	(796)

Total stockholders' equity	404,694	458,482

Total liabilities and stockholders’ equity	$763,023	$822,005

Commitments and contingencies (Note 6)

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(unaudited)		(unaudited)

Net sales	$122,665	$178,027	$235,763	$312,166
Cost of goods sold	(115,997)	(156,290)	(222,728)	(283,303)

Gross margin	6,668	21,737	13,035	28,863

Other operating income (expense):
Selling expense	(1,753)	(1,892)	(3,431)	(3,763)
General and administrative expense	(3,745)	(3,990)	(6,721)	(7,663)
Defined benefit pension credit	20,379	17,938	40,757	36,934
Other postretirement benefit credit	2,201	2,338	4,401	4,536
Gain on legal settlement	5,400	-	5,400	-

Total other operating income	22,482	14,394	40,406	30,044

Operating income	29,150	36,131	53,441	58,907

Nonoperating income (expense):
Interest expense	(1,792)	(932)	(2,989)	(2,245)
Other income (expense), net	302	(92)	440	298

Total nonoperating expense	(1,490)	(1,024)	(2,549)	(1,947)

Income before income taxes	27,660	35,107	50,892	56,960

Provision for income taxes	(10,419)	(13,188)	(19,187)	(21,431)

Net income	$17,241	$21,919	$31,705	$35,529

Basic and diluted income per share	$1.72	$1.81	$3.17	$3.25

Basic and diluted weighted average shares outstanding	10,000	12,102	10,000	10,948

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2007	2008
	(unaudited)

Cash flows from operating activities:
Net income	$31,705	$35,529
Depreciation and amortization	7,847	7,892
Deferred income taxes	19,085	20,051
Defined benefit pension credit	(40,757)	(36,934)
OPEB credit	(4,401)	(4,536)
OPEB payments	(1,814)	(1,985)
Other, net	362	527
Change in assets and liabilities (net of acquisition):
Accounts receivable	(32,417)	(28,671)
Inventories	10,292	(2,949)
Accounts payable and accrued liabilities	(3,633)	7,287
Legal settlement receivable	(5,400)	-
Other, net	1,798	892

Net cash used in operating activities	(17,333)	(2,897)

Cash flows from investing activities:
Capital expenditures	(11,317)	(4,762)
Acquisition of CaluMetals’ assets	(6,240)	-
Restricted investments, net	(151)	(15)
Other, net	646	360

Net cash used in investing activities	(17,062)	(4,417)

Cash flows from financing activities:
Issuance of common stock	-	24,713
Revolving credit facilities, net	44,710	(3,633)
Other notes payable and long-term debt:
Additions	4,065	-
Principal payments	(14,165)	(13,622)
Deferred financing costs paid	(215)	(144)

Net cash provided by financing activities	34,395	7,314

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures: Cash paid for:
Interest, net of amount capitalized	$2,793	$2,173
Income taxes, net	322	207

Non-cash issuance of debt for acquisition of CaluMetals’ assets	781	-

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Six months ended June 30, 2008
(In thousands)

	Common	Additional paid-in	Accumulated other comprehensive income		Retained	Treasury		Comprehensive
	stock	capital	Pensions	OPEB	earnings	stock	Total	income
	(unaudited)

Balance – December 31, 2007	$100	$75,423	$164,763	$50,699	$114,505	$(796)	$404,694

Net income	-	-	-	-	35,529	-	35,529	$35,529

Issuance of common stock, net of issuance costs	25	24,688	-	-	-	-	24,713	-

Amortization of actuarial (gains) losses, net of tax	-	-	(3,363)	2,031	-	-	(1,332)	(1,332)

Amortization of prior service cost (credit), net of tax	-	-	383	(5,505)	-	-	(5,122)	(5,122)

Balance – June 30, 2008	$125	$100,111	$161,783	$47,225	$150,034	$(796)	$458,482

Comprehensive income								$29,075

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

Note 1 – Organization and basis of presentation:

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the Securities and Exchange Commission (“SEC”) on March 14, 2008 (the “2007 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  Certain reclassifications have been made to conform the prior year’s Condensed Consolidated Financial Statements to the current year’s classifications.  As compared to the 2007 Annual Report, we have omitted certain information and footnote disclosures from this Quarterly Report that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended June 30, 2008 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2007 Consolidated Financial Statements contained in the 2007 Annual Report.

At June 30, 2008, Contran Corporation owns 56.7% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Keystone Consolidated Industries, Inc. (“KCI”) and its subsidiaries, taken as a whole.

Note 2 – Issuance of common stock:

On March 24, 2008 we issued 2.5 million shares of our common stock pursuant to a subscription rights offering to our stockholders of record as of January 28, 2008 at a price of $10.00 per share (the “Offering”).  The Offering expired on March 17, 2008, and upon closing we received $25.0 million in proceeds.  We incurred approximately $287,000 of expenses related to the Offering.  We used the net offering proceeds to reduce indebtedness under our revolving credit facility, which in turn created additional availability under that facility that can be used for general corporate purposes, including scheduled debt payments, capital expenditures, potential acquisitions or the liquidity needs of our current operations.

In connection with the Offering, in January 2008 we amended our Certificate of Incorporation to increase the number of authorized shares of our common stock from 11 million shares to 20 million shares.

Note 3 – Business segment information:

Our operating segments are organized by our manufacturing facilities and include three reportable segments:

•
Keystone Steel & Wire (“KSW”), located in Peoria, Illinois, operates an electric arc furnace mini-mill and manufactures and sells billets, wire rod, industrial wire, coiled rebar and fabricated wire products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets;

•
Engineered Wire Products (“EWP”), located in Upper Sandusky, Ohio, manufactures and sells wire mesh in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges; and

•
Keystone-Calumet (“Calumet”), located in Chicago Heights, Illinois, manufactures and sells merchant and special bar quality products and special sections in carbon and alloy steel grades for use in agricultural, cold drawn, construction, industrial chain, service centers, and transportation applications.  We acquired the assets of Calumet’s operations on March 23, 2007.

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In thousands)		(In thousands)

Net sales:
KSW	$116,040	$173,129	$226,806	$304,169
EWP	15,093	21,127	26,070	34,179
Calumet	1,315	5,402	1,315	8,705
Elimination of intersegment sales	(9,783)	(21,631)	(18,428)	(34,887)

Total net sales	$122,665	$178,027	$235,763	$312,166

Operating income (loss):
KSW	$1,993	$16,890	$3,001	$19,300
EWP	2,499	3,188	3,495	4,666
Calumet	(464)	(150)	(549)	(842)
Pension credit	20,379	17,938	40,757	36,934
OPEB credit	2,201	2,338	4,401	4,536
Gain on legal settlement	5,400	-	5,400	-
Other(1)	(2,858)	(4,073)	(3,064)	(5,687)

Total operating income	29,150	36,131	53,441	58,907

Nonoperating income (expense):
Interest expense	(1,792)	(932)	(2,989)	(2,245)
Other income (expense), net	302	(92)	440	298

Income before income taxes	$27,660	$35,107	$50,892	$56,960

(1) Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

During the first quarter of 2008, we reduced salaried headcount at KSW, which is expected to result in annual cost savings of $2.5 million.  We incurred severance expense of approximately $800,000 as a result of this reduction-in-force.

Note 4 – Inventories, net:

	December 31,	June 30,
	2007	2008
	(In thousands)

Raw materials	$6,954	$6,902
Billets	8,158	8,465
Wire rod	12,897	15,958
Work in process	5,079	7,158
Finished products	24,855	26,960
Supplies	19,900	21,494

Inventory at FIFO	77,843	86,937
Less LIFO reserve	24,292	30,437

Total	$53,551	$56,500

We believe our LIFO reserve represents the excess of replacement or current cost over the stated LIFO value of our inventories.

Note 5 - Notes payable and long-term debt:

	December 31,	June 30,
	2007	2008
	(In thousands)

Wachovia revolving credit facility	$46,261	$42,628
8% Notes	17,160	9,240
UC Note	2,501	-
Term loans:
Wachovia	16,286	13,619
County	8,499	7,980
Other	870	847

Total debt	91,577	74,314
Less current maturities	62,175	58,303

Total long-term debt	$29,402	$16,011

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us.  Such costs include, among other things, expenditures for remedial site investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation.  The extent of liability cannot be determined until site investigation studies are completed.  At June 30, 2008 we have accrued $5.0 million for the costs of the sites that we believe are probable and reasonably estimable.  The upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $6.6 million, including the current accrual.  Our estimate of such costs has not been discounted to present value due to the uncertainty of the timing of the pay out.  It is possible our actual costs could differ from the amounts we have accrued or the upper end of the range for the sites where we have been named a defendant.  Our ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs or a determination that we are potentially responsible for the release of hazardous substances at other sites.  Although we believe our comprehensive general liability insurance policies provide indemnification for certain costs that we incur with respect to our environmental remediation obligations, we do not currently have receivables recorded for such recoveries and, other than certain previously-reported settlements with respect to certain of our former insurance carriers, we have not recognized any material insurance recoveries.

The exact time frame over which we make payments with respect to our accrued environmental costs is unknown and is dependent upon, among other things, the timing of the actual remediation process, which in part depends on factors outside our control.  At each balance sheet date, we make an estimate of the amount of our accrued environmental costs that will be paid out over the subsequent 12 months, and we classify such amount as a current liability.  We classify the remainder of the accrued environmental costs as noncurrent liabilities.

More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.  A summary of activity in our environmental accruals for the six months ended June 30, 2008 is as follows:

Six months ended June 30, 2008
(In thousands)

Balance at December 31, 2007	$5,282
Payments	(262)

Balance at June 30, 2008	$5,020

Our environmental accruals were included in current other accrued liabilities and non-current other accrued liabilities on our June 30, 2008 Condensed Consolidated Balance Sheet.  See Note 7.

We are currently involved in the closure of inactive waste management units (“WMU’s”) at KSW’s Illinois facility pursuant to a Consent Order (the “Consent Order”) and an approved closure plan by the Illinois Environmental Protection Agency (the “IEPA”) in September 1992 (“the Closure Plan”).  The original Closure Plan has been modified from the original Closure Plan and the IEPA has approved a risk based closure based on the Illinois Tiered Approach to Cleanup Objectives (“TACO”).  We recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. We adjusted the recorded liability for each phase as actual remediation costs became known.  We have completed the soil remediation required by the Closure Plan (as amended).  The final portion of the soil remediation documentation was submitted to the IEPA on July 1, 2008.  As a result, we currently anticipate the IEPA will issue us a letter stating the soil portion of all of WMU’s are closed.  The groundwater closure portion of three of the WMU’s remains open at this time and is anticipated to be closed after a specified period of “clean” quarterly monitoring results.

As part of the Consent Order, we established a trust fund (the “Trust Fund”) in which monies were deposited to create a cash reserve for the corrective action work and for the potential of third party claims.  Through a modification of the Consent Order in 2005, we were then permitted to withdraw funds from the Trust Fund as we incurred costs related to the remediation and beginning in January 2007, we were no longer required to make quarterly deposits into the Trust Fund.  The modified Consent Order also established a penalty fee of $75,000 to cover any prior violations with the State of Illinois.  At December 31, 2007 and June 30, 2008, the Trust Fund had a balance of $2.2 million and $2.3 million, respectively, which were included in restricted investments classified as other noncurrent assets on our Condensed Consolidated Balance Sheets.

In February 2000, we received formal notice of the U.S. EPA's intent to issue a unilateral administrative order to us pursuant to section 3008(h) of the Resource Conservation and Recovery Act ("RCRA").  The draft order enclosed with this notice would require us to: (1) investigate the nature and extent of hazardous constituents present at and released from five alleged solid waste management units at KSW’s Illinois facility; (2) investigate hazardous constituent releases from "any other past or present locations at KSW’s Illinois facility where past waste treatment, storage or disposal may pose an unacceptable risk to human health and the environment"; (3) complete by September 30, 2001 an "environmental indicators report" demonstrating the containment of hazardous substances that could pose a risk to "human receptors" and further demonstrating that we "have stabilized the migration of contaminated groundwater at or from the facility”; (4) submit by January 30, 2002 proposed "final corrective measures necessary to protect human health and the environment from all current and future unacceptable risks of releases of hazardous waste or hazardous constituents at or from KSW’s Illinois facility”; and (5) complete by September 30, 2001 the closure of the sites discussed in the preceding paragraph now undergoing RCRA closure under the supervision of the IEPA.  During the fourth quarter of 2000, we entered into a modified Administrative Order on Consent (the “AOC”) which required us to conduct investigation and cleanup activities at certain solid waste management units at KSW’s Illinois facility.  On July 31, 2006, we submitted a Corrective Measures Completion Report (“CMCR”).  Based on the remedial activities conducted at the site the U.S. EPA required us to conduct several quarters of post-remediation groundwater monitoring.  Following the groundwater monitoring, we submitted a final summary on June 30, 2008 requesting closure of the AOC.

In March 2000, the Illinois Attorney General filed and served a seven-count complaint against us for alleged violations of the Illinois Environmental Protection Act, 415 ILCS 5/31, and regulations implementing RCRA at KSW’s Illinois facility.  The complaint alleges that we violated RCRA in failing to prevent spills of an alleged hazardous waste on four separate occasions during the period from September 1995 through January 1999.  The complaint also alleges that we illegally “stored”, “disposed of” and manifested the same allegedly hazardous waste on some or all of those occasions.  In addition, the complaint alleges these hazardous waste spills resulted in groundwater pollution in violation of the Illinois Environmental Protection Act.  The complaint further alleges we improperly disposed of hazardous waste on two occasions at a landfill not permitted to receive such wastes.  The complaint seeks the maximum statutory penalties allowed which ranges up to $50,000 for each violation and additional amounts up to $25,000 for each day of violation.  We have answered the complaint and proceedings in the case have been stayed.  This complaint has since been settled along with all other violations associated with the above described WMU’s.

In December 2005, we received a Notice of Violation from the U.S. EPA regarding air permit issues at KSW’s Illinois facility.  The U.S. EPA alleges we failed to perform stack testing and conduct a review of best available emission control technology in connection with the implementation of plant construction modifications made pursuant to a 2001 air construction permit issued under the Clean Air Act and the Illinois Environmental Protection Act.  During January 2006, we reached a preliminary agreement with the U.S. EPA on a plan for addressing the U.S. EPA’s concerns without referring the matter for any enforcement action.

Prior to one of our subsidiaries’ 1996 acquisition of DeSoto, Inc. (“DeSoto”), DeSoto was notified by the Texas Natural Resource Conservation Commission (the "TNRCC") that there were certain deficiencies in prior reports to the TNRCC relative to one of DeSoto’s non-operating facilities located in Gainesville, Texas.  During 1999, that subsidiary entered into the TNRCC's Voluntary Cleanup Program.  Remediation costs are presently estimated to be between $408,000 and $2.0 million.  Remediation activities at this site are currently on-going and are expected to continue for another five to seven years.  During the first six months of 2007 and 2008, we paid approximately $49,000 and $210,000, respectively, in connection with remediation efforts at this site.

Other current litigation

We are engaged in legal proceedings incidental to our normal business activities. In our opinion, none of such proceedings is material in relation to our consolidated financial position, results of operations or liquidity.

Note 7 - Other accrued liabilities:

	December 31,	June 30,
	2007	2008
	(In thousands)
Current:
Employee benefits	$10,881	$16,168
Self insurance	3,755	4,429
Environmental	217	214
Other	4,744	4,947

Total	$19,597	$25,758

Noncurrent:
Environmental	$5,065	$4,806
Workers compensation payments	1,494	1,420
Other	141	147

Total	$6,700	$6,373

Note 8 – Employee benefit plans:

The components of our net periodic defined benefit pension credit are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In thousands)

Service cost	$969	$861	$1,938	$1,722
Interest cost	5,267	5,579	10,534	11,157
Expected return on plan assets	(23,013)	(21,989)	(46,025)	(45,035)
Amortization of accumulated other comprehensive income:
Prior service cost	306	307	612	614
Actuarial gains	(3,908)	(2,696)	(7,816)	(5,392)

Total	$(20,379)	$(17,938)	$(40,757)	$(36,934)

We currently expect our 2008 defined benefit pension credit will approximate $74.0 million and that no cash contributions will be required during 2008.

The components of our net periodic credit related to other postretirement benefits (“OPEB”) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In thousands)

Service cost	$60	$53	$121	$105
Interest cost	480	393	960	926
Amortization of accumulated other comprehensive income:
Prior service credit	(4,411)	(4,412)	(8,822)	(8,823)
Actuarial losses	1,670	1,628	3,340	3,256

Total	$(2,201)	$(2,338)	$(4,401)	$(4,536)

We currently expect our 2008 OPEB credit will approximate $9.1 million and anticipate contributing $4.5 million of cash to our OPEB plan during 2008.

Note 9 – Provision for income taxes:

	Six months ended
	June 30,
	2007	2008
	(In thousands)

Expected tax provision, at statutory rate	$17,811	$19,938
U.S. state income taxes, net	1,345	1,456
Other, net	31	37

Provision for income taxes	$19,187	$21,431

Note 10 – Recent accounting pronouncements:

Fair Value Measurements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the provisions of SFAS No. 157 until January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning with our first quarter 2008 filing, all of our fair value measurements are in compliance with SFAS No. 157, except for such non-financial assets and liabilities for which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during the first six months of 2008; therefore the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

GAAP Hierarchy – In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 supersedes Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The guidance in this new standard, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with GAAP, is not materially different from the guidance contained in SAS 69, and accordingly, this standard, when adopted, will not have any effect on our Consolidated Financial Statements.  The effective date of this standard has not yet been determined.

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

RESULTS OF OPERATIONS

Business Overview

We are a leading domestic manufacturer of steel fabricated wire products, industrial wire, billets and wire rod.  We also manufacture wire mesh, coiled rebar and steel bar.  Our products are used in the agricultural, industrial, cold drawn, construction, transportation, original equipment manufacturer and retail consumer markets.  We are vertically integrated, converting substantially all of our fabricated wire products, wire mesh, coiled rebar, industrial wire and steel bar from billets and wire rod produced in our steel mini-mill.  Historically, our vertical integration has allowed us to benefit from the higher and more stable margins associated with fabricated wire products and wire mesh as compared to wire rod, as well as from lower costs of billets and wire rod as compared to bar manufacturers and wire fabricators that purchase billets and wire rod in the open market.  Moreover, we believe our downstream fabricated wire products, wire mesh, coiled rebar and industrial wire businesses are better insulated from the effects of wire rod imports as compared to non-integrated wire rod producers.

Recent Developments

During the first quarter of 2008, we reduced salaried headcount at our largest manufacturing facility, which is expected to result in annual cost savings of $2.5 million.  We incurred severance expense of approximately $800,000 as a result of this reduction-in-force.

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

We have experienced an unprecedented 79% increase in the cost of ferrous scrap, our primary raw material, from December 2007 to July 2008 as well as significant increases in utility costs.  During the second quarter of 2008, we were able to recover these higher costs through increases in our product selling prices and we believe we will be able to continue to do so throughout the remainder of 2008.

Results of Operations

Our profitability is primarily dependent on sales volume, per-ton selling prices, per-ton ferrous scrap cost and energy costs.  Additionally, because pension and OPEB expense or credits are unrelated to the operating activities of our businesses, we measure and evaluate the performance of our businesses using operating income before pension and OPEB credit or expense.  As such, we believe the presentation of operating income before pension and OPEB credit or expense provides more useful information to investors.  Operating income before pension and OPEB credit or expense is a non-GAAP measure of profitability that is not in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and it should not be considered in isolation or as a substitute for a measure prepared in accordance with GAAP.  A reconciliation of operating income as reported to operating income adjusted for pension and OPEB expense or credit is set forth in the following table.

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In thousands)
Operating income as reported	$29,150	$36,131	$53,441	$58,907
Defined benefit pension credit	(20,379)	(17,938)	(40,757)	(36,934)
OPEB credit	(2,201)	(2,338)	(4,401)	(4,536)
Operating income before pension and OPEB	$6,570	$15,855	$8,283	$17,437

Operating income before pension and OPEB for the second quarter and first six months of 2008 was significantly higher than the same periods of 2007 primarily due to the net effects of the following factors:
•
higher per-ton product selling prices resulting from price increases we implemented to offset our increased costs for ferrous scrap as well as increased demand for domestic wire rod as discussed below;

•	higher shipment volumes of bar products due to Calumet’s success in regaining former market share and obtaining recurring monthly orders;
•	higher shipment volumes of wire rod due to lower quantities of import product available for sale and higher prices for import products as well as the weak U.S. dollar;
•	decreased costs for zinc of 38% and 32% during the second quarter and first six months of 2008, respectively;
•
cost savings of approximately $500,000 during the second quarter of 2008, resulting from KSW’s reduction-in-force during the first quarter of 2008 (cost savings during the first six months of 2008 were offset by the related $800,000 severance expense);

•	lower shipment volumes of fabricated wire products as a result of customer resistance to our price increases;
•	increased costs for ferrous scrap of 57% and 47% during the second quarter and first six months of 2008, respectively;
•	increased costs for natural gas at our largest manufacturing facility of 49% and 29% during the second quarter and first six months of 2008, respectively;
•	higher costs in 2008 for certain excise taxes as a result of the expiration of certain exemptions for which we previously qualified;
•	increased employee incentive compensation accruals as a result of increased profitability; and
•	a legal settlement with a former insurance carrier of $5.4 million recorded during the second quarter of 2007.

Our consolidated sales volume and per-ton selling prices for the second quarter and first six months of 2007 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Sales volume (000 tons):
Fabricated wire products	30	26	64	56
Wire mesh	16	18	29	32
Industrial wire	16	19	38	36
Coiled Rebar	2	4	8	7
Bar	2	6	2	10
Wire rod	105	110	191	216
Billets	-	1	(1)	1
Total	171	184	333	358

(1) Less than 1,000 tons.

Average per-ton selling prices:
Fabricated wire products	$1,079	$1,385	$1,073	$1,276
Wire mesh	907	1,154	895	1,062
Industrial wire	771	1,100	749	980
Coiled Rebar	619	859	550	767
Bar	726	957	726	845
Wire rod	562	818	542	721
Billets	-	565	132	406
All products	707	966	701	867

Outlook for 2008

We currently believe the trends discussed above will continue throughout the remainder of 2008 resulting in higher operating income before pension and OPEB as compared to 2007.

Expected trends in other items in 2008 as compared to 2007 are as follows:
•	lower defined benefit pension credit as we expect the 2008 credit to approximate $74.0 million as compared to the $80.4 million credit recorded in 2007; and
•
lower interest expense in 2008 as a result of lower balances on our revolving credit facility due to the pay down of our revolving credit facility with the proceeds from our subscription rights offering during the first quarter of 2008 and as a result of our increased profitability.

Segment Operating Results:

Our operating segments are organized by our manufacturing facilities and include three reportable segments:
•
Keystone Steel & Wire (“KSW”), located in Peoria, Illinois, operates an electric arc furnace mini-mill and manufactures and sells billets, wire rod, industrial wire, coiled rebar and fabricated wire products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets;

•
Engineered Wire Products (“EWP”), located in Upper Sandusky, Ohio, manufactures and sells wire mesh in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges; and

•
Keystone-Calumet, Inc. (“Calumet”), located in Chicago Heights, Illinois, manufactures and sells merchant and special bar quality products and special sections in carbon and alloy steel grades for use in agricultural, cold drawn, construction, industrial chain, service centers and transportation applications.

Our consolidated net sales, cost of goods sold, operating costs and operating performance before pension and OPEB credits by segment are set forth in the following table:

	KSW	EWP	Calumet	Other(1)	Total
	(In thousands)
Three months ended June 30, 2007:

Net sales	$116,040	$15,093	$1,315	$(9,783)	$122,665
Cost of goods sold	(110,435)	(11,640)	(1,601)	7,679	(115,997)
Gross margin (loss)	5,605	3,453	(286)	(2,104)	6,668

Selling and administrative expense	(3,612)	(954)	(178)	(754)	(5,498)
Gain on legal settlement	-	-	-	5,400	5,400
Operating income (loss) before pension/OPEB	$1,993	$2,499	$(464)	$2,542	$6,570

Three months ended June 30, 2008:

Net sales	$173,129	$21,127	$5,402	$(21,631)	$178,027
Cost of goods sold	(152,531)	(16,767)	(5,282)	18,290	(156,290)
Gross margin	20,598	4,360	120	(3,341)	21,737

Selling and administrative expense	(3,708)	(1,172)	(270)	(732)	(5,882)
Operating income (loss) before pension/OPEB	$16,890	$3,188	$(150)	$(4,073)	$15,855

Six months ended June 30, 2007:

Net sales	$226,806	$26,070	$1,315	$(18,428)	$235,763
Cost of goods sold	(216,554)	(20,768)	(1,677)	16,271	(222,728)
Gross margin (loss)	10,252	5,302	(362)	(2,157)	13,035

Selling and administrative expense	(7,251)	(1,807)	(187)	(907)	(10,152)
Gain on legal settlement	-	-	-	5,400	5,400
Operating income (loss) before pension/OPEB	$3,001	$3,495	$(549)	$2,336	$8,283

Six months ended June 30, 2008:

Net sales	$304,169	$34,179	$8,705	$(34,887)	$312,166
Cost of goods sold	(277,523)	(27,531)	(9,114)	30,865	(283,303)
Gross margin (loss)	26,646	6,648	(409)	(4,022)	28,863

Selling and administrative expense	(7,346)	(1,982)	(433)	(1,665)	(11,426)
Operating income (loss) before pension/OPEB	$19,300	$4,666	$(842)	$(5,687)	$17,437

(1) Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	Three months ended June 30,
	2007	% of sales	2008	% of sales
	($ in thousands)

Net sales	$116,040	100.0%	$173,129	100.0%
Cost of goods sold	(110,435)	(95.2)	(152,531)	(88.1)
Gross margin	5,605	4.8	20,598	11.9

Selling and administrative expense	(3,612)	(3.1)	(3,708)	(2.1)
Operating income before pension and OPEB	$1,993	1.7%	$16,890	9.8%

	Six months ended June 30,
	2007	% of sales	2008	% of sales
	($ in thousands)

Net sales	$226,806	100.0%	$304,169	100.0%
Cost of goods sold	(216,554)	(95.5)	(277,523)	(91.2)
Gross margin	10,252	4.5	26,646	8.8

Selling and administrative expense	(7,251)	(3.2)	(7,346)	(2.4)
Operating income before pension and OPEB	$3,001	1.3%	$19,300	6.4%

The primary drivers of KSW’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Sales volume (000 tons):
Fabricated wire products	30	26	64	56
Industrial wire	16	19	38	36
Coiled rebar	2	4	8	7
Wire rod	121	130	221	254
Billets	6	8	6	14
Total sales	175	187	337	367

Per-ton selling prices:
Fabricated wire products	$1,079	$1,385	$1,073	$1,276
Industrial wire	771	1,100	749	980
Coiled rebar	619	859	550	767
Wire rod	548	819	538	722
Billets	471	658	463	568
All products	657	921	663	826

Average per-ton ferrous scrap purchase cost	$253	$398	$239	$351

Average electricity cost per kilowatt hour(1)	$0.05	$0.05	$0.05	$0.06

Average natural gas cost per therm(1)	$0.77	$1.15	$0.77	$0.99

(1) Generally, we use 45 million kilowatt hours of electricity and 2 million therms of natural gas per month.

KSW’s increased shipment volumes of billets were primarily due to increased demand from Calumet.  For a discussion of shipment volume trends for other products, see “Results of Operations” section above.

The higher overall per-ton selling prices during the second quarter and first six months of 2008 as compared to the same periods of 2007 were primarily due to increased costs for ferrous scrap as well as increased demand for domestic wire rod.

KSW’s operating income before pension and OPEB for the second quarter and first six months of 2008 as compared to the same periods of 2007 was also impacted by:
•	decreased costs for zinc of 38% and 32% during the second quarter and first six months of 2008, respectively;
•
cost savings of approximately $500,000 during the second quarter of 2008, resulting from KSW’s reduction-in-force during the first quarter of 2008 (cost savings during the first six months of 2008 were offset by the related $800,000 severance expense);

•	increased employee incentive compensation accruals as a result of increased profitability; and
•	higher costs in 2008 for certain excise taxes in Illinois as a result of the expiration of certain exemptions for which we previously qualified.

Engineered Wire Products

	Three months ended June 30,
	2007	% of sales	2008	% of sales
	($ in thousands)

Net sales	$15,093	100.0%	$21,127	100.0%
Cost of goods sold	(11,640)	(77.1)	(16,767)	(79.4)
Gross margin	3,453	22.9	4,360	20.6

Selling and administrative expense	(954)	(6.3)	(1,172)	(5.5)
Operating income before pension and OPEB	$2,499	16.6%	$3,188	15.1%

	Six months ended June 30,
	2007	% of sales	2008	% of sales
	($ in thousands)

Net sales	$26,070	100.0%	$34,179	100.0%
Cost of goods sold	(20,768)	(79.7)	(27,531)	(80.5)
Gross margin	5,302	20.3	6,648	19.5

Selling and administrative expense	(1,807)	(6.9)	(1,982)	(5.8)
Operating income before pension and OPEB	$3,495	13.4%	$4,666	13.7%

The primary drivers of EWP’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008

Sales volume (000 tons) – Wire mesh	16	18	29	32

Per-ton selling prices – Wire mesh	$907	$1,154	$895	$1,062

Average per-ton wire rod purchase cost	$569	$852	$550	$747

We believe the higher shipment volumes of wire mesh during the second quarter and first six months of 2008 were primarily due to additional products manufactured at EWP as a result of a 2007 plant expansion as well as customers purchasing in advance of anticipated future price increases.

The higher per-ton selling prices for the second quarter and first six months of 2008 as compared to the same periods of 2007 were due primarily to higher cost for wire rod, as EWP’s selling prices are influenced in part by the cost of wire rod.  EWP sources substantially all of its wire rod requirements from KSW at prices that we believe approximate market.

Operating income before pension and OPEB for the second quarter and first six months of 2008 as compared to the same periods of 2007 was also impacted by increased employee incentive compensation accruals as a result of increased profitability.

Calumet

	Three months ended June 30,
	2007	% of sales	2008	% of sales
	($ in thousands)

Net sales	$1,315	100.0%	$5,402	100.0%
Cost of goods sold	(1,601)	(121.7)	(5,282)	(97.8)
Gross margin (loss)	(286)	(21.7)	120	2.2

Selling and administrative expense	(178)	(13.5)	(270)	(5.0)
Operating loss before pension/OPEB	$(464)	(35.2)%	$(150)	(2.8)%

	Six months ended June 30,
	2007	% of sales	2008	% of sales
	($ in thousands)

Net sales	$1,315	100.0%	$8,705	100.0%
Cost of goods sold	(1,677)	(127.5)	(9,114)	(104.7)
Gross margin (loss)	(362)	(27.5)	(409)	(4.7)

Selling and administrative expense	(187)	(14.2)	(433)	(5.0)
Operating loss before pension/OPEB	$(549)	(41.7)%	$(842)	(9.7)%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008

Sales volume (000 tons) - Bar	2	6	2	10

Per-ton selling prices - Bar	$726	$957	$726	$845

Average per-ton billet purchase cost	$482	$574	$482	$493

We continue to re-establish Calumet’s mill as a reliable supplier of bar products to the markets it serves.  Prior to our acquisition, CaluMetals, Inc. had difficulty meeting customer deadlines due to various production issues including the lack of a steady supply of billets, the operation’s primary raw material.  Calumet now sources substantially all of its billet requirements from KSW at prices that we believe approximate market.  KSW has sufficient capacity to supply Calumet’s billet needs and we have established an inventory of bar products to facilitate expedient deliveries to our customers.  Throughout 2008, Calumet regained some of its former market share and obtained recurring monthly orders.  We believe we will continue to regain customer confidence which should, in turn, lead to increased sales and profitability for this segment.

The higher per-ton selling prices for the second quarter and first six months of 2008 as compared to the same periods of 2007 were due primarily to higher cost for billets, as Calumet’s selling prices are influenced in part by the cost of billets.

The higher selling and administrative expenses during the 2008 periods as compared to the 2007 periods were primarily due to severance expense recorded during the second quarter of 2008.

Pension Credits

During the second quarter and first six months of 2008, we recorded a defined benefit pension credit of $17.9 million and $36.9 million, respectively, as compared to recording a defined benefit pension credit in the same periods during 2007 of $20.4 million and $40.8 million, respectively.  The decrease in the pension credit in 2008 was primarily the result of the expected rate of return on plan assets, as our plan assets decreased by $19.5 million during 2007.

Interest Expense

Interest expense during the second quarter and first six months of 2008 of $932,000 and $2.2 million, respectively, decreased from interest expense during the same periods in 2007 of $1.8 million and $3.0 million, respectively.  The primary drivers of interest expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	($ in thousands)

Average debt balance	$108,239	$71,809	$98,700	$82,340

Weighted average interest rates	6.5%	4.8%	5.9%	5.2%

The decreases in the overall weighted average interest rates during the 2008 periods were primarily due to significant decreases in both the prime rate and our primary credit facility balances.  Interest rates on our primary credit facility generally range from the prime rate to the prime rate plus ..5%.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Borrowing Availability

	December 31,	June 30,
	2007	2008
	(In thousands)

Working capital	$20,630	$47,431
Outstanding balance under revolving credit facility	46,261	42,628

Borrowing availability	22,836	33,177

On March 24, 2008 we received $25.0 million from the issuance of 2.5 million shares of our common stock pursuant to a subscription rights offering.  We incurred approximately $287,000 of expenses related to the issuance.  We used the net proceeds to reduce indebtedness under our revolving credit facility, which in turn created additional availability under that facility.  The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.5 million at June 30, 2008).  The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.  Accordingly, any outstanding balances under this facility are always classified as a current liability regardless of the maturity date of the facility.

Our primary credit facility requires compliance with certain financial covenants related to performance measures.  We were in compliance with all such financial covenants at June 30, 2008.

Historical Cash Flows

Operating Activities

During the first six months of 2008, net cash used in operations totaled $2.9 million as compared to net cash used in operations of $17.3 million during the first six months of 2007.  The $14.4 million improvement in operating cash flows was due primarily to the net effects of:
•	higher operating income before pension/OPEB in 2008 of $9.2 million;
•
lower net cash used due to relative changes in our accounts receivable in 2008 of $3.7 million primarily due to an abnormally high accounts receivable balance at December 31, 2007 as a result of exceptional demand during the fourth quarter of 2007 (the seasonality of our business generally results in lower accounts receivable at the end of each year) partially offset by significant increases in our selling prices;

•	a $5.4 million legal settlement accrued as of June 30, 2007 which was not collected until the third quarter of 2007;
•	lower net cash generated from relative changes in our inventory in 2008 of $13.2 million primarily due to increased costs of ferrous scrap and energy; and
•	lower net cash used as a result of relative changes in our accounts payable and accrued liabilities of $10.9 million in 2008 due in part to higher accruals for employee incentive compensation in 2008.

Investing Activities

During the first six months of 2007 and 2008, we had capital expenditures of approximately $11.3 million and $4.8 million, respectively.  The decrease in capital expenditures in 2008 was primarily related to the plant expansion at EWP that was completed during the first two quarters of 2007.  We expect capital expenditures for 2008 to be approximately $12 million, primarily related to upgrades of our production equipment at KSW.  We expect to fund capital expenditures using cash flows from operations and borrowing availability under our existing credit facilities.

Financing Activities

On March 24, 2008 we received $25.0 million from the issuance of 2.5 million shares of our common stock pursuant to a subscription rights offering.  We incurred approximately $287,000 of expenses related to the issuance.  See Note 2 to the Condensed Consolidated Financial Statements.  We used the offering proceeds to reduce indebtedness under our revolving credit facility during the first six months of 2008 as compared to increased borrowings on our revolving credit facility during the first six months of 2007 as a result of seasonal working capital needs, the acquisition of CaluMetals’ assets, payments on the EWP expansion project and principal payments on our various credit facilities.

During the first six months of 2008, we made principal payments of:
•	$7.9 million on our 8% Notes,
•	$2.7 million on our Wachovia Term Loans,
•	$2.5 million on our UC Note, and
•	$500,000 on our County Term Loan.

During the first six months of 2007, we made principal payments of:
•	$8.3 million on our 8% Notes,
•	$2.6 million on our Wachovia Term Loans,
•	$2.3 million on our UC Note, and
•	$1.0 million on our County Term Loan.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2007 Annual Report, and we refer you to the report for a complete description of these commitments.

Pension and Other Postretirement Obligations

We were not required to make any cash contributions to our defined benefit pension plans during 2007 and we do not expect to be required to make contributions to our defined benefit pension plans during 2008.  However, we contributed approximately $1.8 million and $2.0 million to our other postretirement benefit plans during each of the first six months of 2007 and 2008, respectively, and we anticipate contributing $2.5 million to these plans during the remainder of 2008.  Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and postretirement benefit expense or credit and funding requirements in future periods.

Income Taxes

Due to our increased profitability, we expect to pay significantly higher cash income taxes during the remainder of 2008 as compared to cash income tax payments during 2007.

Off-balance Sheet Financing Arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2007 Annual Report.

Liquidity Outlook

We have required principal payments of $19 million on our various credit facilities during the remainder of 2008 and throughout 2009.  These principal payments are expected to be funded with cash from operations and borrowing availability under our existing credit facilities.  However, we have experienced an unprecedented 79% increase in the cost of ferrous scrap from December 2007 to July 2008 as well as significant increases in utility costs.  During the second quarter of 2008, we were able to recover these higher costs through increases in our product selling prices and we believe we will be able to continue to do so throughout the remainder of 2008.  If we are unable to do so, our borrowing availability may be depleted, which consequently could limit our ability to withstand further downturns in our business.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Reference is made to the 2007 Annual Report for a discussion of the market risks associated with changes in interest rates that affect us.  There have been no material changes in such market risks during the first six months of 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

Reference is made to disclosure provided under the caption "Other current litigation" in Note 6 to our Condensed Consolidated Financial Statements.

ITEM 1A. Risk Factors.

Reference is made to our 2007 Annual Report for a discussion of risk factors related to our businesses.  There have been no material changes in such risk factors during the first six months of 2008.

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

Keystone Consolidated Industries, Inc.
(Registrant)

Date: August 8, 2008	By/s/ Bert E. Downing, Jr. Bert E. Downing, Jr. Vice President, Chief Financial Officer, Corporate Controller and Treasurer