Form 10-Q
period 2008-09-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2008-11-06
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008	Commission file number 1-39199

Keystone Consolidated Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	37-0364250
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(972) 458-0028

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

Number of shares of common stock outstanding on November 6, 2008: 12,101,932

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
ASSETS	2007	2008
		(unaudited)

Current assets:
Accounts receivable, net	$54,891	$82,797
Inventories	53,551	74,187
Deferred income taxes	10,055	10,055
Prepaid expenses and other	2,465	2,978

Total current assets	120,962	170,017

Property, plant and equipment:
Land	1,272	1,236
Buildings and improvements	58,946	58,955
Machinery and equipment	315,874	314,780
Construction in progress	3,675	7,772
	379,767	382,743
Less accumulated depreciation	287,298	294,513

Net property, plant and equipment	92,469	88,230

Other assets:
Restricted investments	2,245	2,266
Pension asset	545,656	591,520
Other, net	1,691	1,868

Total other assets	549,592	595,654

Total assets	$763,023	$853,901

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	September 30,
	2007	2008
		(unaudited)

Current liabilities:
Notes payable and current maturities of long-term debt	$62,175	$51,631
Accounts payable	14,078	16,697
Accrued OPEB cost	4,482	4,482
Other accrued liabilities	19,597	34,189

Total current liabilities	100,332	106,999

Noncurrent liabilities:
Long-term debt	29,402	14,687
Accrued OPEB cost	27,167	41,008
Deferred income taxes	194,728	215,956
Other accrued liabilities	6,700	6,271

Total noncurrent liabilities	257,997	277,922

Stockholders' equity:
Common stock $.01 par value; 11,000,000 shares authorized and 10,000,000 shares issued at December 31, 2007; 20,000,000 shares authorized and 12,500,000 shares issued at September 30, 2008	100	125
Additional paid-in capital	75,423	100,111
Accumulated other comprehensive income	215,462	195,531
Retained earnings	114,505	174,009
Treasury stock	(796)	(796)

Total stockholders' equity	404,694	468,980

Total liabilities and stockholders’ equity	$763,023	$853,901

Commitments and contingencies (Note 6)

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(unaudited)

Net sales	$103,358	$183,209	$339,121	$495,375
Cost of goods sold	(96,923)	(156,867)	(319,651)	(440,170)

Gross margin	6,435	26,342	19,470	55,205

Other operating income (expense):
Selling expense	(1,601)	(2,575)	(5,032)	(6,338)
General and administrative expense	(3,532)	(5,187)	(10,253)	(12,850)
Defined benefit pension credit	20,379	18,467	61,136	55,401
Other postretirement benefit credit	2,201	2,006	6,602	6,542
Gain on legal settlement	-	-	5,400	-

Total other operating income	17,447	12,711	57,853	42,755

Operating income	23,882	39,053	77,323	97,960

Non operating income (expense):
Interest expense	(1,630)	(879)	(4,619)	(3,124)
Other income, net	447	435	999	835

Total non operating expense	(1,183)	(444)	(3,620)	(2,289)

Income before income taxes and reorganization items	22,699	38,609	73,703	95,671

Reorganization items:
Reorganization costs	(3)	(129)	(115)	(231)
Gain on cancellation of debt	9,031	-	9,031	-
Total reorganization items	9,028	(129)	8,916	(231)

Income before income taxes	31,727	38,480	82,619	95,440

Provision for income taxes	(11,921)	(14,505)	(31,108)	(35,936)

Net income	$19,806	$23,975	$51,511	$59,504

Basic and diluted income per share	$1.98	$1.98	$5.15	$5.25

Basic and diluted weighted average shares outstanding	10,000	12,102	10,000	11,336

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2007	2008
	(unaudited)

Cash flows from operating activities:
Net income	$51,511	$59,504
Depreciation and amortization	11,591	11,432
Deferred income taxes	30,990	33,242
Defined benefit pension credit	(61,136)	(55,401)
OPEB credit	(6,602)	(6,542)
OPEB payments	(2,799)	(2,024)
Gain on cancellation of debt	(9,031)	-
Payment to pre-petition creditors	(3,680)	-
Other, net	808	695
Change in assets and liabilities (net of acquisition):
Accounts receivable	(14,124)	(27,962)
Inventories	3,727	(20,636)
Accounts payable and accrued liabilities	(1,855)	16,766
Other, net	(282)	(1,013)

Net cash provided by (used in) operating activities	(882)	8,061

Cash flows from investing activities:
Capital expenditures	(13,204)	(7,776)
Acquisition of CaluMetals’ assets	(6,240)	-
Restricted investments, net	3,809	(21)
Other, net	781	436

Net cash used in investing activities	(14,854)	(7,361)

Cash flows from financing activities:
Issuance of common stock	-	24,713
Revolving credit facilities, net	28,066	(10,172)
Other notes payable and long-term debt:
Additions	4,065	-
Principal payments	(16,173)	(15,089)
Deferred financing costs paid	(222)	(152)

Net cash provided by (used in) financing activities	15,736	(700)

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures: Cash paid for:
Interest, net of amount capitalized	$4,221	$2,825
Income taxes, net	332	2,891
Non-cash issuance of debt for acquisition of CaluMetals’ assets	781	-

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Nine months ended September 30, 2008
(In thousands)

	Common	Additional paid-in	Accumulated other comprehensive income		Retained	Treasury		Comprehensive
	stock	capital	Pensions	OPEB	earnings	stock	Total	income
	(unaudited)

Balance – December 31, 2007	$100	$75,423	$164,763	$50,699	$114,505	$(796)	$404,694

Net income	-	-	-	-	59,504	-	59,504	$59,504

Issuance of common stock, net of issuance costs	25	24,688	-	-	-	-	24,713	-

Actuarial gain arising from interim remeasurement, net of tax	-	-	-	4,857	-	-	4,857	4,857

Plan amendment, net of tax	-	-	-	(15,205)	-	-	(15,205)	(15,205)

Amortization of actuarial (gains) losses, net of tax	-	-	(5,046)	2,913	-	-	(2,133)	(2,133)

Amortization of prior service cost (credit), net of tax	-	-	575	(8,025)	-	-	(7,450)	(7,450)

Balance – September 30, 2008	$125	$100,111	$160,292	$35,239	$174,009	$(796)	$468,980

Comprehensive income								$39,573

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

Note 1 – Organization and basis of presentation:

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the Securities and Exchange Commission (“SEC”) on March 14, 2008 (the “2007 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  Certain reclassifications have been made to conform the prior year’s Condensed Consolidated Financial Statements to the current year’s classifications.  As compared to the 2007 Annual Report, we have omitted certain information and footnote disclosures from this Quarterly Report that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended September 30, 2008 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2007 Consolidated Financial Statements contained in the 2007 Annual Report.

At September 30, 2008, Contran Corporation owns approximately 57% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In thousands)

Net sales:
KSW	$96,592	$179,591	$323,377	$483,760
EWP	14,806	19,457	40,876	53,636
Calumet	1,646	4,927	2,961	13,632
Elimination of intersegment sales	(9,686)	(20,766)	(28,093)	(55,653)

Total net sales	$103,358	$183,209	$339,121	$495,375

Operating income (loss):
KSW	$577	$18,577	$3,578	$37,877
EWP	2,292	3,372	5,787	8,038
Calumet	(799)	(874)	(1,348)	(1,716)
Pension credit	20,379	18,467	61,136	55,401
OPEB credit	2,201	2,006	6,602	6,542
Gain on legal settlement	-	-	5,400	-
Other(1)	(768)	(2,495)	(3,832)	(8,182)

Total operating income	23,882	39,053	77,323	97,960

Non operating income (expense):
Interest expense	(1,630)	(879)	(4,619)	(3,124)
Other income (expense), net	447	435	999	835
Reorganization costs	(3)	(129)	(115)	(231)
Gain on cancellation of debt	9,031	-	9,031	-

Income before income taxes	$31,727	$38,480	$82,619	$95,440

(1) Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

During the first quarter of 2008, we reduced salaried headcount at KSW, which is expected to result in annual cost savings of $2.5 million.  We incurred severance expense of approximately $800,000 as a result of this reduction-in-force.

Note 4 – Inventories, net:

	December 31,	September 30,
	2007	2008
	(In thousands)

Raw materials	$6,954	$7,139
Billets	8,158	9,743
Wire rod	12,897	22,635
Work in process	5,079	7,461
Finished products	24,855	33,183
Supplies	19,900	22,824

Inventory at FIFO	77,843	102,985
Less LIFO reserve	24,292	28,798

Total	$53,551	$74,187

We believe our LIFO reserve represents the excess of replacement or current cost over the stated LIFO value of our inventories.

Note 5 - Notes payable and long-term debt:

	December 31,	September 30,
	2007	2008
	(In thousands)

Wachovia revolving credit facility	$46,261	$36,089
8% Notes	17,160	9,108
UC Note	2,501	-
Term loans:
Wachovia	16,286	12,286
County	8,499	7,980
Other	870	855

Total debt	91,577	66,318
Less current maturities	62,175	51,631

Total long-term debt	$29,402	$14,687

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us.  Such costs include, among other things, expenditures for remedial site investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation.  The extent of liability cannot be determined until site investigation studies are completed.  At September 30, 2008 we have accrued $4.8 million for the costs of the sites that we believe are probable and reasonably estimable.  The upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $6.5 million, including the current accrual.  Our estimate of such costs has not been discounted to present value due to the uncertainty of the timing of the pay out.  It is possible our actual costs could differ from the amounts we have accrued or the upper end of the range for the sites where we have been named a defendant.  Our ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs or a determination that we are potentially responsible for the release of hazardous substances at other sites.  Although we believe our comprehensive general liability insurance policies provide indemnification for certain costs that we incur with respect to our environmental remediation obligations, we do not currently have receivables recorded for such recoveries and, other than certain previously-reported settlements with respect to certain of our former insurance carriers, we have not recognized any material insurance recoveries.

The exact time frame over which we make payments with respect to our accrued environmental costs is unknown and is dependent upon, among other things, the timing of the actual remediation process, which in part depends on factors outside our control.  At each balance sheet date, we make an estimate of the amount of our accrued environmental costs that will be paid out over the subsequent 12 months, and we classify such amount as a current liability.  We classify the remainder of the accrued environmental costs as noncurrent liabilities. See Note 7.

More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.  A summary of activity in our environmental accruals for the nine months ended September 30, 2008 is as follows:

Nine months ended September 30, 2008
(In thousands)

Balance at December 31, 2007	$5,282
Payments	(505)

Balance at September 30, 2008	$4,777

We are currently involved in the closure of inactive waste management units (“WMUs”) at KSW’s Illinois facility pursuant to a Consent Order (the “Consent Order”) and an approved closure plan by the Illinois Environmental Protection Agency (the “IEPA”) in September 1992 (“the Closure Plan”).  The original Closure Plan has been modified and the IEPA has approved a risk based closure based on the Illinois Tiered Approach to Cleanup Objectives (“TACO”).  We recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. We adjusted the recorded liability for each phase as actual remediation costs became known.  We have completed the soil remediation required by the Closure Plan (as amended).  The final portion of the soil remediation documentation was submitted to the IEPA on July 1, 2008.  As a result, we currently anticipate the IEPA will issue us a letter stating the soil portion of all the WMUs are closed.  The groundwater closure portion of three of the WMUs remains open at this time and is anticipated to be closed after a specified period of “clean” quarterly monitoring results.

As part of the Consent Order, we established a trust fund (the “Trust Fund”) in which monies were deposited to create a cash reserve for the corrective action work and for the potential of third party claims.  Through a modification of the Consent Order in 2005, we were then permitted to withdraw funds from the Trust Fund as we incurred costs related to the remediation and beginning in January 2007, we were no longer required to make quarterly deposits into the Trust Fund.  The modified Consent Order also established a penalty fee of $75,000 to cover any prior violations with the State of Illinois.  At December 31, 2007 and September 30, 2008, the Trust Fund had a balance of $2.2 million and $2.3 million, respectively, which were included in restricted investments classified as other noncurrent assets on our Condensed Consolidated Balance Sheets.

In February 2000, we received formal notice of the U.S. EPA's intent to issue a unilateral administrative order to us pursuant to section 3008(h) of the Resource Conservation and Recovery Act ("RCRA").  The draft order enclosed with this notice would require us to: (1) investigate the nature and extent of hazardous constituents present at and released from five alleged solid WMUs at KSW’s Illinois facility; (2) investigate hazardous constituent releases from "any other past or present locations at KSW’s Illinois facility where past waste treatment, storage or disposal may pose an unacceptable risk to human health and the environment"; (3) complete by September 30, 2001 an "environmental indicators report" demonstrating the containment of hazardous substances that could pose a risk to "human receptors" and further demonstrating that we "have stabilized the migration of contaminated groundwater at or from the facility”; (4) submit by January 30, 2002 proposed "final corrective measures necessary to protect human health and the environment from all current and future unacceptable risks of releases of hazardous waste or hazardous constituents at or from KSW’s Illinois facility”; and (5) complete by September 30, 2001 the closure of the sites discussed in the preceding paragraph now undergoing RCRA closure under the supervision of the IEPA.  During the fourth quarter of 2000, we entered into a modified Administrative Order on Consent (the “AOC”) which required us to conduct investigation and cleanup activities at certain solid waste management units at KSW’s Illinois facility.  On July 31, 2006, we submitted a Corrective Measures Completion Report (“CMCR”).  Based on the remedial activities conducted at the site the U.S. EPA required us to conduct several quarters of post-remediation groundwater monitoring.  Following the groundwater monitoring, we submitted a final summary on June 30, 2008 requesting closure of the AOC. We are awaiting a response from the U.S. EPA.

In December 2005, we received a Notice of Violation from the U.S. EPA regarding air permit issues at KSW’s Illinois facility.  The U.S. EPA alleges we failed to perform stack testing and conduct a review of best available emission control technology in connection with the implementation of plant construction modifications made pursuant to a 2001 air construction permit issued under the Clean Air Act and the Illinois Environmental Protection Act.  During January 2006, we reached a preliminary agreement with the U.S. EPA on a plan for addressing the U.S. EPA’s concerns without referring the matter for any enforcement action.  The agreement was conditional upon meeting certain results of emissions testing.  We have submitted the results of our emissions testing and we are awaiting additional review by the U.S. EPA.

Prior to one of our subsidiaries’ 1996 acquisition of DeSoto, Inc. (“DeSoto”), DeSoto was notified by the Texas Natural Resource Conservation Commission (the "TNRCC") that there were certain deficiencies in prior reports to the TNRCC relative to one of DeSoto’s non-operating facilities located in Gainesville, Texas.  During 1999, that subsidiary entered into the TNRCC's Voluntary Cleanup Program.  Remediation costs are presently estimated to be between $.2 million and $2.0 million.  Remediation activities at this site are currently on-going and are expected to continue for another five to seven years.  During the first nine months of 2007 and 2008, we paid approximately $.1 million and $.4 million, respectively, in connection with remediation efforts at this site.

Other current litigation

We are engaged in legal proceedings incidental to our normal business activities. In our opinion, none of such proceedings is material in relation to our consolidated financial position, results of operations or liquidity.

Note 7 - Other accrued liabilities:

	December 31,	September 30,
	2007	2008
	(In thousands)
Current:
Employee benefits	$10,881	$24,518
Self insurance	3,755	5,718
Environmental	217	212
Other	4,744	3,741

Total	$19,597	$34,189

Noncurrent:
Environmental	$5,065	$4,565
Workers compensation payments	1,494	1,557
Other	141	149

Total	$6,700	$6,271

Note 8 – Employee benefit plans:

During 2004, we entered into an agreement (the “1114 Agreement”) with certain retirees that replaced their medical and prescription drug coverage with fixed monthly cash payments.  The 1114 Agreement also provided for supplemental monthly cash payments to these retirees for a particular year if, in the prior year, we achieved certain levels of free cash flow, as defined in the 1114 Agreement.  On August 29, 2008, the 1114 Agreement was amended to, among other things, eliminate the ability of the retirees to receive supplemental monthly cash payments in exchange for increased fixed monthly cash payments.  As a result of the amendment to the 1114 Agreement and in accordance with GAAP, we remeasured our other postretirement benefits (“OPEB”) obligation at August 29, 2008 using a discount rate of 6.9% (we used a discount rate of 6.3% at December 31, 2007).  We recorded the increased OPEB obligation as accumulated other comprehensive income, net of tax, that will be amortized over the remaining life expectancy of the affected retirees.

The amendment also provided for a one-time, lump-sum, supplemental payment that aggregated $.4 million in settlement of a dispute regarding the free cash flow calculation for 2005, which impacted the supplemental monthly payments for 2006.  We recorded the expense associated with this settlement as a reduction of our OPEB credit for the third quarter of 2008.

Additionally, under the terms of the amended 1114 Agreement, we are now permitted, but not required, to create supplemental benefits under one of our defined benefit pension plans in lieu of us paying the benefits granted by the 1114 Agreement.  Our ability to create supplemental pension benefits in lieu of us making payments under the 1114 Agreement can be made on a year-by-year basis.  Subsequent to entering into the amended 1114 Agreement, we also amended the terms of one of our defined benefit pension plans to provide for such supplemental pension benefits in lieu of the payments that would have been due under the amended 1114 Agreement for the months of June through December of 2008.  As a result of creating this supplemental pension benefit, our accumulated OPEB benefit obligation was reduced, and our accumulated defined benefit pension obligation was increased, by approximately $2.4 million.  For financial reporting purposes, this results in a reduction in our accrued OPEB cost by $2.4 million and a reduction of our pension asset by the same amount. As a result, we now anticipate contributing only $2.5 million of cash to our OPEB plans during 2008.

A summary of the activity in our accrued OPEB cost for the nine months ended September 30, 2008 is as follows:

Nine months ended September 30, 2008
(In thousands)

Balance at December 31, 2007	$31,649
Service cost	74
Interest cost	1,193
Actuarial gain arising from interim remeasurement	(7,784)
Plan amendment	24,755
Benefits paid	(2,024)
2008 benefits extinguished by increased pension benefits	(2,373)

Balance at September 30, 2008	$45,490

We currently expect our 2008 OPEB credit will approximate $9.0 million. The components of our net periodic credit related to OPEB for the third quarter and first nine months of 2007 and 2008 are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In thousands)
Service cost	$60	$(31)	$181	$74
Interest cost	480	267	1,440	1,193
Amortization of accumulated other comprehensive income:
Prior service credit	(4,411)	(4,039)	(13,233)	(12,862)
Actuarial losses	1,670	1,413	5,010	4,669
Settlement of 2006 1114 Agreement benefits	-	384	-	384
Total	$(2,201)	$(2,006)	$(6,602)	$(6,542)

We currently expect our 2008 defined benefit pension credit will approximate $74.0 million and due to the overfunded status of our pension plans, we anticipate that no cash contributions will be required during 2008.  The components of our net periodic defined benefit pension credit for the third quarter and first nine months of 2007 and 2008 are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In thousands)
Service cost	$969	$860	$2,907	$2,582
Interest cost	5,267	5,578	15,801	16,735
Expected return on plan assets	(23,013)	(22,518)	(69,038)	(67,553)
Amortization of accumulated other comprehensive income:
Prior service cost	306	308	918	922
Actuarial gains	(3,908)	(2,695)	(11,724)	(8,087)

Total	$(20,379)	$(18,467)	$(61,136)	$(55,401)

Future variances from assumed actuarial rates, including the rate of return on our defined benefit pension plans’ assets, as well as changes in the discount rate used to determine the projected benefit obligation, may result in increases or decreases to pension and postretirement benefit assets and liabilities, defined benefit expense and credits and funding requirements in future periods.  We use a December 31 measurement date for our defined benefit pension and OPEB plans.  Given the current uncertainty of the U.S. and global economy, our pension plans’ assets may be significantly lower at December 31, 2008, as compared to December 31, 2007.

Note 9 – Provision for income taxes:

	Nine months ended
	September 30,
	2007	2008
	(In thousands)

Expected tax provision, at statutory rate	$28,917	$33,405
U.S. state income taxes, net	2,174	2,441
Other, net	17	90

Provision for income taxes	$31,108	$35,936

Note 10 – Recent accounting pronouncements:

Fair Value Measurements – In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the provisions of SFAS No. 157 until January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning with our first quarter 2008 filing, all of our fair value measurements are in compliance with SFAS No. 157, except for such non-financial assets and liabilities for which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during the first nine months of 2008; therefore the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

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

During the third quarter of 2008, the 1114 Agreement (the agreement with certain retirees that replaced their medical and prescription drug coverage with fixed monthly cash payments) was amended to, among other things, increase fixed monthly benefits, which resulted in a significant increase in our other postretirement benefit (“OPEB”) obligation.  Also under the terms of the amendment, we are now permitted, but not required, to create supplemental pension benefits under one of our defined benefit pension plans in lieu of us paying the benefits granted by the 1114 agreement.  Our ability to create supplemental pension benefits in lieu of us making payments under the 1114 Agreement can be made on a year-by-year basis.  Subsequent to entering into the amended 1114 Agreement, we also amended the terms of one of our defined benefit pension plans to provide for such supplemental pension benefits in lieu of the payments that would have been due under the amended 1114 Agreement for the months of June through December of 2008.  As a result, one of our pension plans will fund approximately $2.4 million of our 2008 OPEB obligation.  See Note 8 to our Condensed Consolidated Financial Statements.

As previously reported, our plan of reorganization went effective on August 31, 2005.  Before our bankruptcy could be completely closed, all claims had to be dismissed, settled or fully adjudicated, and the final dismissal, settlement or adjudication of all claims did not occur until the third quarter of 2007.  However, at that time, the amendment to the 1114 Agreement was in negotiation. Upon finalization of the amendment to the 1114 Agreement, we sought final closure of our bankruptcy case and on September 11, 2008, the United States Bankruptcy Court for the Eastern District of Wisconsin issued our final decree.

We experienced an unprecedented 90% increase in the cost of ferrous scrap, our primary raw material, from December 2007 to August 2008 as well as significant increases in utility costs.  We were able to recover these higher costs through increases in our product selling prices.  Ferrous scrap costs declined from August to September 2008, and we anticipate significant decreases in ferrous scrap costs and more intense foreign competition on sales price for the remainder of 2008.  This could result in lower selling prices for the majority of our products.  Customer orders are beginning to decrease as customers anticipate future price reductions.  However, we currently believe we will be able to maintain sufficient overall margins on our products throughout the remainder of 2008.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In thousands)
Operating income as reported	$23,882	$39,053	$77,323	$97,960
Defined benefit pension credit	(20,379)	(18,467)	(61,136)	(55,401)
OPEB credit	(2,201)	(2,006)	(6,602)	(6,542)
Operating income before pension and OPEB	$1,302	$18,580	$9,585	$36,017

Operating income before pension and OPEB for the third quarter and first nine months of 2008 was significantly higher than the same periods of 2007 primarily due to the net effects of the following factors:
•
higher per-ton product selling prices resulting from price increases we implemented to offset our increased costs for ferrous scrap, as well as increased demand for domestic wire rod and industrial wire as discussed below;

•	higher shipment volumes primarily due to lower quantities of import product available for sale and higher prices for import products as well as the weak U.S. dollar;
•	decreased costs for zinc during 2008;
•	cost savings resulting from a reduction-in-force during the first quarter of 2008;
•	increased costs for ferrous scrap and energy during 2008;
•	higher costs in 2008 for certain excise taxes as a result of the expiration of certain exemptions for which we previously qualified;
•	increased employee incentive compensation accruals as a result of increased profitability;
•	increased costs for workers compensation and personal injury claims under our general liability insurance in 2008; and
•	a legal settlement with a former insurance carrier of $5.4 million recorded during the second quarter of 2007.

Our consolidated sales volume and average per-ton selling prices for the third quarter and first nine months of 2007 and 2008 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Sales volume (000 tons):
Fabricated wire products	20	20	85	76
Wire mesh	16	14	45	47
Industrial wire	14	17	52	53
Coiled rebar	3	7	11	14
Bar	3	4	4	14
Wire rod	91	95	282	310
Billets	-	8	1	9
Total	147	165	480	523

Average per-ton selling prices:
Fabricated wire products	$1,109	$1,578	$1,082	$1,356
Wire mesh	912	1,348	901	1,151
Industrial wire	785	1,302	758	1,083
Coiled rebar	584	921	561	844
Bar	621	1,147	664	933
Wire rod	555	965	546	795
Billets	-	852	132	793
All products	695	1,106	699	943

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

Our consolidated net sales, cost of goods sold, operating costs and operating performance before pension and OPEB credits by segment are set forth in the following table:

	KSW	EWP	Calumet	Other(1)	Total
	(In thousands)
Three months ended September 30, 2007:

Net sales	$96,592	$14,806	$1,646	$(9,686)	$103,358
Cost of goods sold	(92,560)	(11,551)	(2,330)	9,518	(96,923)
Gross margin (loss)	4,032	3,255	(684)	(168)	6,435

Selling and administrative expense	(3,455)	(963)	(115)	(600)	(5,133)
Operating income (loss) before pension/OPEB	$577	$2,292	$(799)	$(768)	$1,302

Three months ended September 30, 2008:

Net sales	$179,591	$19,457	$4,927	$(20,766)	$183,209
Cost of goods sold	(155,877)	(14,902)	(5,363)	19,275	(156,867)
Gross margin	23,714	4,555	(436)	(1,491)	26,342

Selling and administrative expense	(5,137)	(1,183)	(438)	(1,004)	(7,762)
Operating income (loss) before pension/OPEB	$18,577	$3,372	$(874)	$(2,495)	$18,580

Nine months ended September 30, 2007:

Net sales	$323,377	$40,876	$2,961	$(28,093)	$339,121
Cost of goods sold	(309,093)	(32,319)	(4,007)	25,768	(319,651)
Gross margin (loss)	14,284	8,557	(1,046)	(2,325)	19,470

Selling and administrative expense	(10,706)	(2,770)	(302)	(1,507)	(15,285)
Gain on legal settlement	-	-	-	5,400	5,400
Operating income (loss) before pension/OPEB	$3,578	$5,787	$(1,348)	$1,568	$9,585

Nine months ended September 30, 2008:

Net sales	$483,760	$53,636	$13,632	$(55,653)	$495,375
Cost of goods sold	(433,400)	(42,433)	(14,477)	50,140	(440,170)
Gross margin (loss)	50,360	11,203	(845)	(5,513)	55,205

Selling and administrative expense	(12,483)	(3,165)	(871)	(2,669)	(19,188)
Operating income (loss) before pension/OPEB	$37,877	$8,038	$(1,716)	$(8,182)	$36,017

(1) Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	Three months ended September 30,
	2007	% of sales	2008	% of sales
	($ in thousands)

Net sales	$96,592	100.0%	$179,591	100.0%
Cost of goods sold	(92,560)	(95.8)	(155,877)	(86.8)
Gross margin	4,032	4.2	23,714	13.2

Selling and administrative expense	(3,455)	(3.6)	(5,137)	(2.9)
Operating income before pension and OPEB	$577	0.6%	$18,577	10.3%

	Nine months ended September 30,
	2007	% of sales	2008	% of sales
	($ in thousands)

Net sales	$323,377	100.0%	$483,760	100.0%
Cost of goods sold	(309,093)	(95.6)	(433,400)	(89.6)
Gross margin	14,284	4.4	50,360	10.4

Selling and administrative expense	(10,706)	(3.3)	(12,483)	(2.6)
Operating income before pension and OPEB	$3,578	1.1%	$37,877	7.8%

The primary drivers of KSW’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Sales volume (000 tons):
Fabricated wire products	20	20	85	76
Industrial wire	14	17	52	53
Coiled rebar	3	7	11	14
Wire rod	106	112	327	366
Billets	3	14	10	28
Total sales	146	170	485	537

Average per-ton selling prices:
Fabricated wire products	$1,109	$1,578	$1,082	$1,356
Industrial wire	785	1,302	758	1,083
Coiled rebar	584	921	561	844
Wire rod	551	963	542	796
Billets	430	778	452	674
All products	649	1,053	658	898

Average per-ton ferrous scrap purchase cost	$233	$450	$237	$385

Average electricity cost per kilowatt hour(1)	$0.04	$0.06	$0.05	$0.06

Average natural gas cost per therm(1)	$0.76	$1.04	$0.77	$1.00

(1) Generally, we use 45 million kilowatt hours of electricity and 2 million therms of natural gas per month.

Total sales volume for the third quarter and first nine months of 2008 was higher than the same periods of 2007 primarily due to the net effects of the following factors:
•	higher shipment volumes of industrial wire due to increased domestic demand as a result of higher prices for import products as well as the weak U.S. dollar;
•	higher shipment volumes of coiled rebar due to acceptance of our product in the market with a larger number of customers than in 2007;
•	higher shipment volumes of wire rod due to lower quantities of import product available for sale and higher prices for import products as well as the weak U.S. dollar;
•	higher shipment volumes of billets primarily due to increased demand from Calumet and a non-recurring 5,000 ton sale to a new customer during the third quarter of 2008; and
•	lower shipment volumes of fabricated wire products year-to-date as a result of customer resistance to our price increases.

The higher overall average per-ton selling prices during the third quarter and first nine months of 2008 as compared to the same periods of 2007 were primarily due to increased costs for ferrous scrap as well as increased market demand for domestic wire rod and industrial wire.

KSW’s operating income before pension and OPEB for the third quarter and first nine months of 2008 as compared to the same periods of 2007 was also impacted by:
•	decreased costs for zinc of 39% and 34% during the third quarter and first nine months of 2008, respectively;
•
cost savings of approximately $500,000 and $350,000 during the third quarter and first nine months of 2008, respectively, resulting from KSW’s reduction-in-force during the first quarter of 2008 (cost savings during the first nine months of 2008 were partially offset by the related $800,000 severance expense);

•	higher costs in 2008 for certain excise taxes as a result of the expiration of certain exemptions for which we previously qualified;
•	increased employee incentive compensation accruals as a result of increased profitability; and
•	increased costs for workers compensation and personal injury claims under our general liability insurance in 2008.

Engineered Wire Products

	Three months ended September 30,
	2007	% of sales	2008	% of sales
	($ in thousands)

Net sales	$14,806	100.0%	$19,457	100.0%
Cost of goods sold	(11,551)	(78.0)	(14,902)	(76.6)
Gross margin	3,255	22.0	4,555	23.4

Selling and administrative expense	(963)	(6.5)	(1,183)	(6.1)
Operating income before pension and OPEB	$2,292	15.5%	$3,372	17.3%

	Nine months ended September 30,
	2007	% of sales	2008	% of sales
	($ in thousands)

Net sales	$40,876	100.0%	$53,636	100.0%
Cost of goods sold	(32,319)	(79.1)	(42,433)	(79.1)
Gross margin	8,557	20.9	11,203	20.9

Selling and administrative expense	(2,770)	(6.7)	(3,165)	(5.9)
Operating income before pension and OPEB	$5,787	14.2%	$8,038	15.0%

The primary drivers of EWP’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008

Sales volume (000 tons) – Wire mesh	16	14	45	47

Average per-ton selling prices – Wire mesh	$912	$1,348	$901	$1,151

Average per-ton wire rod purchase cost	$560	$980	$543	$830

The higher shipment volumes of wire mesh during the first nine months of 2008 as well as the lower shipment volumes of wire mesh during the third quarter of 2008 were primarily due to customers purchasing more product during the first half of 2008 in advance of anticipated future price increases.

The higher average per-ton selling prices for the third quarter and first nine months of 2008 as compared to the same periods of 2007 were primarily due to higher cost for wire rod, as EWP’s selling prices are influenced in part by the cost of wire rod.  EWP sources substantially all of its wire rod requirements from KSW at prices that we believe approximate open market prices.

Operating income before pension and OPEB for the third quarter and first nine months of 2008 as compared to the same periods of 2007 was also impacted by increased employee incentive compensation accruals as a result of increased profitability.

Calumet

	Three months ended September 30,
	2007	% of sales	2008	% of sales
	($ in thousands)

Net sales	$1,646	100.0%	$4,927	100.0%
Cost of goods sold	(2,330)	(141.5)	(5,363)	(108.8)
Gross margin (loss)	(684)	(41.5)	(436)	(8.8)

Selling and administrative expense	(115)	(7.0)	(438)	(8.9)
Operating loss before pension/OPEB	$(799)	(48.5)%	$(874)	(17.7)%

	Nine months ended September 30,
	2007	% of sales	2008	% of sales
	($ in thousands)

Net sales	$2,961	100.0%	$13,632	100.0%
Cost of goods sold	(4,007)	(135.3)	(14,477)	(106.2)
Gross margin (loss)	(1,046)	(35.3)	(845)	(6.2)

Selling and administrative expense	(302)	(10.2)	(871)	(6.4)
Operating loss before pension/OPEB	$(1,348)	(45.5)%	$(1,716)	(12.6)%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008

Sales volume (000 tons) - Bar	3	4	4	14

Average per-ton selling prices - Bar	$621	$1,147	$664	$933

Average per-ton billet purchase cost	$399	$521	$439	$544

We continue to re-establish Calumet’s mill as a reliable supplier of bar products to the markets it serves.  Prior to our acquisition, CaluMetals, Inc. had difficulty meeting customer deadlines due to various production issues including the lack of a steady supply of billets, the operation’s primary raw material.  Calumet now sources substantially all of its billet requirements from KSW at prices that we believe approximate open market prices.  KSW has sufficient capacity to supply Calumet’s billet needs and we have established an inventory of bar products to facilitate expedient deliveries to our customers.  Throughout 2008 shipment volumes have been higher than 2007 as Calumet regained some of its former market share and obtained recurring monthly orders.  We believe we will continue to regain customer confidence which should, in turn, lead to increased sales and profitability for this segment.

Shipment volumes during the third quarter of 2008 were impacted by a planned plant shutdown in August for modifications to Calumet’s reheat furnace and delays in customer orders in September as customers anticipate price reductions during the fourth quarter of 2008.

The higher average per-ton selling prices for the third quarter and first nine months of 2008 as compared to the same periods of 2007 were due primarily to higher cost for billets, as Calumet’s selling prices are influenced in part by the cost of billets.

The higher selling and administrative expenses during the 2008 periods as compared to the 2007 periods were primarily due to increased employee incentive compensation accruals, severance expense recorded during the second quarter of 2008 and relocation expenses recorded during the third quarter of 2008.

Pension and Other Postretirement Benefit Credits

During the third quarter and first nine months of 2008, we recorded a defined benefit pension credit of $18.5 million and $55.4 million, respectively, as compared to recording a defined benefit pension credit in the same periods during 2007 of $20.4 million and $61.1 million, respectively.  The decrease in the pension credit in 2008 was primarily the result of the expected rate of return on plan assets, as our plans’ assets decreased by $19.5 million during 2007.  We currently expect our 2008 pension credit will approximate $74.0 million as compared to the 2007 credit of $80.4 million.

During the third quarter and first nine months of 2008, we recorded an OPEB credit of $2.0 million and $6.5 million, respectively, as compared to recording an OPEB credit in the same periods during 2007 of $2.2 million and $6.6 million, respectively.  As a result of the remeasurement discussed in Note 8 to our Condensed Consolidated Financial Statements, we currently expect our 2008 OPEB credit will approximate $9.0 million as compared to the 2007 credit of $8.5 million.

Interest Expense

Interest expense during the third quarter and first nine months of 2008 of $.9 million and $3.1 million, respectively, declined from the same periods in 2007 of $1.6 million and $4.6 million, respectively.  The primary drivers of interest expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	($ in thousands)

Average debt balance	$98,405	$66,928	$98,601	$77,146

Weighted average interest rates	6.9%	4.6%	6.2%	5.0%

The decreases in the overall weighted average interest rates during the 2008 periods were primarily due to significant decreases in both the prime rate and our primary credit facility balances.  Interest rates on our primary credit facility generally range from the prime rate to the prime rate plus ..5%.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Borrowing Availability

	December 31,	September 30,
	2007	2008
	(In thousands)

Working capital	$20,630	$63,018
Outstanding balance under revolving credit facility	46,261	36,089

Additional borrowing availability	22,836	42,309

On March 24, 2008 we received $25.0 million from the issuance of 2.5 million shares of our common stock pursuant to a subscription rights offering.  We incurred approximately $.3 million of expenses related to the issuance.  We used the net proceeds to reduce indebtedness under our revolving credit facility, which in turn created additional availability under that facility.  The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.5 million at September 30, 2008).  The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.  Accordingly, any outstanding balances under this facility are always classified as a current liability regardless of the maturity date of the facility.

Our primary credit facility requires compliance with certain financial covenants related to performance measures.  We were in compliance with all such financial covenants at September 30, 2008.

Historical Cash Flows

Operating Activities

During the first nine months of 2008, net cash provided by operations totaled $8.1 million as compared to net cash used in operations of $882,000 during the first nine months of 2007.  The $8.9 million improvement in operating cash flows was due primarily to the net effects of:
•	higher operating income before pension/OPEB in 2008 of $26.4 million;
•	higher net cash used due to relative changes in our accounts receivable in 2008 of $13.8 million primarily due to significant increases in our selling prices;
•
higher net cash used due to relative changes in our inventory in 2008 of $24.4 million primarily due to increased costs of ferrous scrap and energy as well as higher levels of inventory at EWP as customers delayed orders in anticipation of future price reductions;

•
higher net cash provided from relative changes in our accounts payable and accrued liabilities of $18.6 million in 2008 due in part to higher accruals for employee incentive compensation and workers compensation in 2008; and

•	final payment of $3.7 million in 2007 to certain of our pre-petition creditors from our 2004 bankruptcy.

Investing Activities

During the first nine months of 2007 and 2008, we had capital expenditures of approximately $13.2 million and $7.8 million, respectively.  The decrease in capital expenditures in 2008 was primarily related to the plant expansion at EWP that was completed during the first two quarters of 2007.  We expect capital expenditures for 2008 to be approximately $12 million, primarily related to upgrades of our production equipment at KSW.  We expect to fund capital expenditures using cash flows from operations and borrowing availability under our existing credit facilities.

In connection with the final payment to certain of our pre-petition creditors in 2007, $4.0 million of restricted funds were released to us.

Financing Activities

On March 24, 2008 we received $25.0 million from the issuance of 2.5 million shares of our common stock pursuant to a subscription rights offering.  We incurred approximately $.3 million of expenses related to the issuance.  See Note 2 to our Condensed Consolidated Financial Statements.

Increased profitability and the subscription rights offering proceeds reduced our indebtedness under our revolving credit facility during the first nine months of 2008 as compared to increased borrowings on our revolving credit facility during the first nine months of 2007 as a result of seasonal working capital needs, the acquisition of CaluMetals’ assets, payments on the EWP expansion project and principal payments on our various credit facilities.

During the first nine months of 2008, we made principal payments of:
•	$8.1 million on our 8% Notes,
•	$4.0 million on our Wachovia Term Loans,
•	$2.5 million on our UC Note, and
•	$519,000 on our County Term Loan.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2007 Annual Report, and we refer you to the report for a complete description of these commitments.

Pension and Other Postretirement Obligations

We were not required to make any cash contributions to our defined benefit pension plans during 2007 and we do not expect to be required to make contributions to our defined benefit pension plans during 2008.  However, we contributed an aggregate of approximately $1.6 million to our OPEB plans during the months of January through May 2008.  As a result of the amendments to both our OPEB plans and one of our pension plans discussed in Note 8 to our Condensed Consolidated Financial Statements, we anticipate contributing an aggregate of only $.9 million to our OPEB plans during the months of June through December 2008, including $.5 million contributed during June through September.

Income Taxes

Due to our increased profitability, we paid significantly higher cash income taxes during the first nine months of 2008 as compared to the first nine months of 2007 and we expect to pay significantly higher cash income taxes for the remainder of 2008.

Off-balance Sheet Financing Arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2007 Annual Report.

Liquidity Outlook

We have required principal payments of $17.5 million on our various credit facilities during the remainder of 2008 and throughout 2009.  These principal payments are expected to be funded with cash from operations and borrowing availability under our existing credit facilities.  We anticipate significant decreases in ferrous scrap costs and more intense foreign competition on sales price for the remainder of 2008, which will likely result in lower market selling prices for our products.  We currently believe we will be able to maintain sufficient margins on our products throughout the remainder of 2008.  If we are unable to do so, our borrowing availability may be depleted, which consequently could limit our ability to withstand further downturns in our business.

During the first quarter of 2008, we reduced salaried headcount at KSW, which is expected to result in annual cost savings of $2.5 million.  We will continue to analyze the profitability of our operations and make operating decisions accordingly.

As a result of an amendment to the 1114 Agreement during the third quarter of 2008, we are now permitted, but not required, to create supplemental pension benefits to pay the 1114 Agreement obligations that we would otherwise have to contribute to our unfunded OPEB plans.  The ability to create supplemental pension benefits in lieu of us having to make the 1114 benefit payments otherwise payable can be made on a year-by-year basis.  We amended one of our pension plans to provide for such supplemental pension benefits from June to December of 2008, which will result in one of our pension plans funding approximately $2.4 million of our 2008 OPEB obligation.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Reference is made to the 2007 Annual Report for a discussion of the market risks associated with changes in interest rates that affect us.  There have been no material changes in such market risks during the first nine months of 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings.

Reference is made to disclosure provided under the caption "Other current litigation" in Note 6 to our Condensed Consolidated Financial Statements.

ITEM 1A.    Risk Factors.

Reference is made to our 2007 Annual Report for a discussion of risk factors related to our businesses.  There have been no material changes in such risk factors during the first nine months of 2008.

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

Keystone Consolidated Industries, Inc.
(Registrant)

Date: November 6, 2008	By/s/ Bert E. Downing, Jr. Bert E. Downing, Jr. Vice President, Chief Financial Officer, Corporate Controller and Treasurer