Form 10-K
period 2008-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2009-03-12
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934 - For the fiscal year ended December 31, 2008

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

The aggregate market value of the 5.2 million shares of voting stock held by nonaffiliates of the Registrant, as of June 30, 2008 (the last business day of the Registrant’s most-recently completed second fiscal quarter), was approximately $57.5 million.

Whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of March 12, 2009, 12,101,932 shares of common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements in this Annual Report on Form 10-K that are not historical in nature are forward-looking and are not statements of fact.  Some statements found in this report including, but not limited to, statements found in Item 1 – "Business", Item 1A – "Risk Factors", Item 3 – "Legal Proceedings", Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" are forward-looking statements that represent our beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as "believes", "intends", "may", "should", "could", "anticipates", "expected" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties.  Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the Securities and Exchange Commission (“SEC”) including, but not limited to, the following:

•	Future supply and demand for our products (including cyclicality thereof),
•	Customer inventory levels,
•	Changes in raw material and other operating costs (such as ferrous scrap and energy),
•	The possibility of labor disruptions,
•	General global economic and political conditions,
•	Competitive products (including low-priced imports) and substitute products,
•	Customer and competitor strategies,
•	The impact of pricing and production decisions,
•	Environmental matters (such as those requiring emission and discharge limits for existing and new facilities),
•	Government regulations and possible changes thereof,
•	Significant increases in the cost of providing medical coverage to employees,
•	The ultimate resolution of pending litigation,
•	International trade policies of the United States and certain foreign countries,
•	Operating interruptions (including, but not limited to, labor disputes, fires, explosions, unscheduled or unplanned downtime, supply disruptions and transportation interruptions),
•	Our ability to renew or refinance credit facilities, and
•	Any possible future litigation.

Should one or more of these risks materialize, if the consequences worsen, or if the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

ITEM 1. BUSINESS.

Keystone Consolidated Industries, Inc. (“KCI”) is a leading domestic manufacturer of steel fabricated wire products, industrial wire, billets and wire rod.  We also manufacture wire mesh, coiled rebar and steel bar.  Our products are used in the agricultural, industrial, cold drawn, construction, transportation, original equipment manufacturer and retail consumer markets.  We are vertically integrated, converting substantially all of our fabricated wire products, wire mesh, coiled rebar, industrial wire, steel bar and wire rod from billets produced in our steel mini-mill.  Historically, our vertical integration has allowed us to benefit from the higher and more stable margins associated with fabricated wire products and wire mesh as compared to wire rod, as well as from lower costs of billets and wire rod as compared to bar manufacturers and wire fabricators that purchase billets and wire rod in the open market.  Moreover, we believe our downstream fabricated wire products, wire mesh, coiled rebar and industrial wire businesses are better insulated from the effects of wire rod imports as compared to non-integrated wire rod producers.

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

•
Engineered Wire Products, Inc. (“EWP”), located in Upper Sandusky, Ohio, manufactures and sells wire mesh in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges; and

•
Keystone-Calumet, Inc. (“Calumet”), located in Chicago Heights, Illinois, manufactures and sells merchant and special bar quality products and special sections in carbon and alloy steel grades for use in agricultural, cold drawn, construction, industrial chain, service centers and transportation applications as well as in the production of a wide variety of products by original equipment manufacturers.

For additional information about our segments see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 to our Consolidated Financial Statements.

We are the successor to Keystone Steel & Wire Company, which was founded in 1889.  At December 31, 2008, Contran Corporation (“Contran”) owned approximately 57% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Unless otherwise indicated, references in this report to "we", "us" or "our" refer to KCI and its subsidiaries, taken as a whole.

Manufacturing

Overview

Our manufacturing operations consist of an electric arc furnace mini-mill, a rod mill, a wire mill and three steel product fabrication facilities as outlined in our segment discussion above.  The manufacturing process commences at KSW where ferrous scrap is loaded into an electric arc furnace, converted into molten steel and then transferred to a ladle refining furnace where chemistries and temperatures are monitored and adjusted to specifications prior to casting.  The molten steel is transferred from the ladle refining furnace into a six-strand continuous casting machine which produces five-inch square strands, referred to as billets, that are cut to predetermined lengths.  These billets are then either transferred to the adjoining rod mill, shipped to Calumet for the production of steel bars or sold to third party customers.

Upon entering the rod mill, the billets are brought to rolling temperature in a reheat furnace and are fed through the rolling mill, where they are rolled into either wire rod or coiled rebar in a variety of diameters and specifications. After rolling, the wire rod or rebar is coiled and cooled.  After cooling, the coiled wire rod or rebar passes through inspection stations for metallurgical, surface and diameter checks.  Finished coils are compacted and tied.  Coiled rebar is shipped to customers and wire rod is either further processed into industrial wire, wire mesh and fabricated wire products at our wire mill and wire product fabrication facilities or shipped to our wire rod customers.

While we do not maintain a significant "shelf" inventory of finished wire rod, we generally have on hand approximately a one-month supply of industrial wire, wire mesh, coiled rebar, fabricated wire products and steel bars inventory which enables us to fill customer orders and respond to shifts in product demand.

Raw Materials and Energy

The primary raw material used in our operations is ferrous scrap.  Our steel mill is located close to numerous sources of high density automobile, industrial and railroad ferrous scrap, all of which are currently available.  We believe we are one of the largest recyclers of ferrous scrap in Illinois.  The purchase of ferrous scrap is highly competitive and its price volatility is influenced by periodic shortages, export activity, freight costs, weather and other conditions beyond our control.  The cost of ferrous scrap can fluctuate significantly and product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of increases in ferrous scrap prices.  We have not entered into any long-term contracts for the purchase or supply of ferrous scrap; therefore, we are subject to the price fluctuation of ferrous scrap.

Our manufacturing processes consume large amounts of energy in the form of electricity and natural gas.  During 2006, we purchased electrical energy for KSW from a utility under an interruptible service contract which provided for more economical electricity rates but allowed the utility to refuse or interrupt power to KSW.  During this time, the utility exercised their rights under the contract and periodically interrupted our power, which resulted in decreased production and increased costs associated with the related downtime.  This agreement expired on December 31, 2006.

Deregulation of electricity in Illinois occurred on January 1, 2007 after a ten-year rate freeze and we entered into a new electric service agreement. Under the new contract, on a daily basis, we are required to notify the utility of the amount of electricity we expect to consume on the next day, and the price we pay for this electricity is determined when we provide such notification based on the forecasted hourly energy market rate for the next day.  Any difference between our forecasted consumption and actual consumption will be settled based on the actual hourly market rate.  However, to allow us to avoid pricing fluctuations, the contract allows us to purchase blocks of power in the forward markets at our discretion at prices negotiated at the time of purchase.  The new agreement was uninterruptible until it was amended in June 2008 to allow interruption.  The amendment stipulates a maximum interruption period of 16 hours per occurrence and a maximum number of interruption events of 3 times per month.  Additionally, we will be compensated for each interruption based on market rates and the difference between our forecasted and actual consumption for the interruption period.  During 2008, there were no interruption occurrences under the amended agreement.

Employment

As of December 31, 2008, we employed approximately 1,000 people, some of whom are covered under collective bargaining agreements, as follows:
•	700 are represented by the Independent Steel Workers’ Alliance (the “ISWA”) at KSW under an agreement expiring in May 2009; and
•
60 are represented by Local Union #40, an Affiliate to the International Brotherhood of Teamsters' Chauffeurs Warehousemen and Helpers of America, AFL-CIO at EWP under an agreement expiring in November 2009.

We believe our labor relations are good.  We are scheduled to begin negotiating a new contract with the ISWA in March 2009.

Products, Markets and Distribution

The following table sets forth certain information with respect to our product mix in each of the last three years.

	Year Ended December 31,
	2006		2007		2008
Product	Percent of Tons Shipped	Percent of Sales	Percent of Tons Shipped	Percent of Sales	Percent of Tons Shipped	Percent of Sales

Fabricated wire products	16.5%	26.6%	16.0%	25.2%	14.7%	21.3%
Wire mesh	10.0	13.5	9.0	11.7	9.2	11.3
Nails (1)	2.6	2.8	0.1	0.1	-	-
Industrial wire	11.2	12.6	10.1	11.2	10.4	12.1
Coiled rebar	0.2	0.1	2.4	1.9	2.6	2.3
Bar	-	-	1.3	1.3	3.1	3.0
Wire rod	51.6	40.1	61.0	48.5	58.5	48.8
Billets	7.9	4.3	0.1	0.1	1.5	1.2
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

     (1)    We discontinued our nail manufacturing operations during the third quarter of 2006 and all nail production was phased out by the end of the second quarter of 2007.

Fabricated Wire Products.  KSW is one of the leading U.S. manufacturers of agricultural fencing, barbed wire, stockade panels and a variety of woven wire mesh, fabric and netting for agricultural and industrial applications.  We sell these products to agricultural, industrial, consumer do-it-yourself and other end-user markets which we believe are less cyclical than many steel consuming end-use markets such as the automotive, construction, appliance and machinery manufacturing industries.  We serve these markets through distributors, agricultural retailers, building supply centers and consumer do-it-yourself chains such as Tractor Supply Co., Lowe's Companies, Inc. and Ace Hardware Corporation.  We believe our ability to service these customers with a wide range of fabricated wire products through multiple distribution locations provides a competitive advantage in accessing these growing and less cyclical markets. As part of our marketing strategy, we design merchandise packaging and supportive product literature for marketing many of these products to the retail consumer market.

KSW also manufactures products for residential and commercial construction, including rebar ty wire and stucco netting.  The primary customers for these products are construction contractors and building materials manufacturers and distributors.

We believe our fabricated wire products are less susceptible to selling price changes caused by the cyclical nature of the steel business than industrial wire, coiled rebar or wire rod because the commodity-priced raw materials used in these products, such as ferrous scrap, represent a lower percentage of the total cost of such value-added products.

Wire mesh.  EWP manufactures a wide variety of wire mesh rolls and sheets used to form wire reinforcement in concrete construction projects such as pipe, precast boxes and other applications, including use in roadways, buildings and bridges.  Our wire mesh customers include pipe manufacturers, culvert manufacturers, rebar fabricators and steel reinforcing distributors.  Like our fabricated wire products, we believe our wire mesh products are also less susceptible to selling price changes caused by the cyclical nature of the steel business than industrial wire, coiled rebar or wire rod because the commodity-priced raw materials used in these products, such as ferrous scrap, represent a lower percentage of the total cost of such value-added products when compared to wire rod or other less value-added products.  EWP’s primary raw material is wire rod and KSW provides the majority of EWP’s wire rod requirements.

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

Coiled Rebar.  We produce several sizes of coiled rebar at KSW’s rod mill.  The coils are typically used by fabricators who will process the material as straightened and cut-to-length bars or fabricated shapes for specific reinforcement applications such as building and road construction.

Bar.  Calumet manufactures merchant and special bar quality products and special sections in carbon and alloy steel grades, offering a broad range of value-added products for use in agricultural, cold drawn, construction, industrial chain, service centers and transportation applications as well as in the production of a wide variety of products by original equipment manufacturers.  Calumet’s product line consists primarily of angles, flats, channels, rounds and squares. Calumet’s primary raw material is billets and KSW provides the majority of Calumet’s billet requirements.

Wire Rod.  We produce primarily low carbon steel wire rod and some higher carbon steel wire rod at KSW’s rod mill.  Low carbon steel wire rod, with carbon content of up to 0.38%, is more easily shaped and formed than higher carbon wire rod and is suitable for a variety of applications where ease of forming is a consideration.  During 2008, we used approximately 38% of the wire rod we manufactured to produce industrial wire, wire mesh and fabricated wire products.  The remainder of our wire rod production was sold directly to producers of construction products, fabricated wire products and industrial wire, including products similar to those we manufacture.

Billets.  KSW’s annual permitted billet production capacity is higher than the production capacity of KSW’s rod mill and Calumet’s annual billet consumption.  As a result, we sometimes sell excess billets directly to producers of products manufactured from low carbon steel, including products similar to those we manufacture.  During 2008, we used approximately 99% of the billets we manufactured.

Trademarks

Many of our fencing and related fabricated wire products are marketed under our RED BRAND® label, a widely recognized brand name in the agricultural fencing and construction marketplaces for more than 80 years.  RED BRAND® sales represented approximately 77% of our fabricated wire products net sales in 2008.  We also maintain other trademarks for various products that have been promoted in their respective markets.

Customers

Our customers are primarily located in the Midwestern, Southwestern and Southeastern regions of the United States.  Our customers vary considerably by product.  We believe our ability to offer a broad range of products represents a competitive advantage in servicing the diverse needs of our customers.

Our segments are not dependent upon a single customer or a few customers, and the loss of any one, or a few, would not have a material adverse effect on our segments’ business.  The percentage of each of our segments’ external sales related to their ten largest external customers and the one external customer at each of our segments that accounted for more than 10% of that segment’s external sales during 2008 is set forth in the following table:

	KSW	EWP	Calumet
	% of segments’ external sales

Ten largest customers	55%	53%	50%

Customer > 10%	12%	10%	-

Seasonality

Historically, we have experienced greater sales and profits during the second and third quarters of each year due to the seasonality of sales in principal fabricated wire products and wire mesh markets, including the agricultural and construction markets.

Backlog

Our backlog of unfilled cancelable steel products purchase orders, for delivery generally within three months, approximated $69.2 million and $23.4 million at December 31, 2007 and 2008, respectively.  We do not believe backlog is a significant factor in our business, and we expect all of the backlog at December 31, 2008 will be shipped during 2009.

Industry and Competition

The fabricated wire products, wire mesh, industrial wire, coiled rebar and wire rod businesses in the United States are highly competitive and are comprised primarily of several large mini-mill wire rod producers, many small independent wire companies and a few large diversified wire producers.  We also face significant foreign competition.  Lower wage rates and other costs in foreign countries have resulted in market prices that significantly reduce and sometimes eliminate the profitability of certain products.

We believe we are well positioned to compete effectively due to:
•	the breadth of our fabricated wire products, wire mesh and industrial wire offerings;
•	our ability to service diverse geographic and product markets; and
•	the relatively low cost of our internal supply of wire rod.

We believe our facilities are well located to serve the Midwestern, Southwestern and Southeastern regions of the United States.  Close proximity to our customer base provides us with certain advantages over foreign and certain domestic competition including reduced shipping costs, improved customer service and shortened delivery times.

Fabricated Wire Products and Industrial Wire.  Our principal competitors in the fabricated wire products and industrial wire markets are Leggett & Platt, Deacero, Oklahoma Steel and Wire and Davis Wire.  Competition in the fabricated wire products and industrial wire markets is based on a variety of factors, including distribution channels, price, delivery performance, product quality, service and brand name preference.  Our RED BRAND® label has been a widely recognized brand name in the agricultural fencing and construction marketplaces for more than 80 years.  Additionally, we believe higher transportation costs and the lack of local distribution centers tend to limit foreign producers' penetration into our principal fabricated wire products and industrial wire markets, but we do not know if this will continue to be the case.

Wire mesh.  Our principal competitors in our wire mesh markets are Insteel Wire Products and MMI Products.  We also face competition from smaller regional manufacturers and wholesalers of wire mesh products. We believe EWP’s superior products, renowned customer service and industry leading sales force distinguish EWP from its competitors.  In addition, we believe our vertical integration enhances EWP’s ability to compete more effectively in the market as EWP can rely on a more stable supply of wire rod.  Competitors of EWP have at times faced raw material shortages that have negatively impacted their daily production capability and delivery reliability.

Coiled Rebar.  The principal competitors for our assortment of coiled rebar include Gerdau Ameristeel, Rocky Mountain Steel and Nucor Connecticut.  The primary competitive factors of the coiled rebar business are delivered price, coil size and product quality.  Due to our location, we believe we can effectively serve customers in the Midwestern region of the United States.

Bar. Our principal competitors for our bar business include Gerdau Ameristeel, Nucor and Alton Steel. The primary competitive factors are delivered price and the breadth of product within the production capability of the mill.  Calumet’s mill location in Chicago Heights, Illinois is well suited to serve the bar market in the upper Midwest.

Wire Rod and Billets.  Since wire rod and billets are commodity steel products, we believe the market for these items is more competitive than the fabricated wire products and industrial wire markets, and price is the primary competitive factor.  Among our principal domestic competitors in these markets are Gerdau Ameristeel and Rocky Mountain Steel.  We also face significant foreign competition. The domestic steel industry continues to experience consolidation.  During the last nine years, we and the majority of our major domestic competitors have either filed for protection under Federal bankruptcy laws and discontinued operations, were acquired, or reduced or completely shut-down operations.  We believe these shut-downs or production curtailments represent a significant decrease in estimated domestic annual capacity.  However, worldwide overcapacity in the steel industry continues to exist and although imports of wire rod decreased from 2007 to 2008, imports of wire rod have become much more substantial in recent years.

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

Information in Note 10 to our Consolidated Financial Statements are incorporated herein by reference.

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

Issuance of Common Stock

On March 24, 2008 we issued 2.5 million shares of our common stock pursuant to a subscription rights offering to our stockholders of record as of January 28, 2008 at a price of $10.00 per share (the “Offering”).  The Offering expired on March 17, 2008, and upon closing we received $25.0 million in proceeds.  We incurred approximately $.3 million of expenses related to the Offering.  We used the net offering proceeds to reduce indebtedness under our revolving credit facility, which in turn created additional availability under that facility that can be used for general corporate purposes, including scheduled debt payments, capital expenditures, potential acquisitions or the liquidity needs of our current operations.

In connection with the Offering, in January 2008 we amended our Certificate of Incorporation to increase the number of authorized shares of our common stock from 11 million shares to 20 million shares.

Acquisition and Amendment of Credit Facility

During the first quarter of 2007, we formed Keystone-Calumet, Inc., which acquired substantially all of the real estate, equipment and inventory of CaluMetals, Inc.  Through Calumet, we manufacture merchant and special bar quality products and special sections in carbon and alloy steel grades, offering a broad range of value-added products for use in agricultural, cold drawn, construction, industrial chain, service centers and transportation applications as well as in the production of a wide variety of products by original equipment manufacturers.  In connection with this acquisition, we also completed an amendment to our current credit facility during the first quarter of 2007, increasing the total committed facility amount from $80.0 million to $100.0 million, in part to finance the CaluMetals acquisition.

Restructuring

Previously, Keystone Wire Products, Inc. (“KWP”), located in Sherman, Texas, manufactured and sold industrial wire and fabricated wire products.  Approximately 60% of KWP’s sales were to KSW in 2006 and substantially all of KWP’s sales in 2007 were to KSW.  During the third quarter of 2006, in an effort to reduce costs, we relocated KWP’s industrial wire manufacturing operations to KSW.  During the third quarter of 2007, in further efforts to reduce costs, we discontinued all remaining manufacturing operations at KWP.  The majority of KWP’s wire products production equipment was transferred to KSW or sold.  The former KWP facility is now operated solely as a KSW distribution center.  There have been no changes in our customer base as a result of this decision, as shipments that are distributed through the former KWP location are now recognized as KSW sales.  KWP is now considered part of our KSW segment, and for comparability purposes we have combined KWP’s prior segment results with KSW’s segment results.

We will continue to analyze the profitability of our operations and make operating decisions accordingly.

Bankruptcy

On February 26, 2004, we and five of our direct and indirect subsidiaries filed for voluntary protection under Chapter 11 of the Federal Bankruptcy Code.  We attributed the need to reorganize to weaknesses in product selling prices over the preceding several years, unprecedented increases in ferrous scrap costs and significant liquidity needs to service retiree medical costs.  These problems substantially limited our liquidity and undermined our ability to obtain sufficient debt or equity capital to operate as a going concern.

We emerged from bankruptcy protection on August 31, 2005.  Significant provisions of our plan of reorganization included greater employee participation in healthcare costs and an agreement (the “1114 Agreement”) with certain retirees that replaced their medical and prescription drug coverage with fixed monthly cash payments.

  During 2007, the final pending claims of the bankruptcy were settled or fully adjudicated.  However, at that time, an amendment to the 1114 Agreement was in negotiation. Upon finalization of the amendment to the 1114 Agreement in 2008, we sought final closure of our bankruptcy case and on September 11, 2008, the United States Bankruptcy Court for the Eastern District of Wisconsin issued our final decree.  See Note 4 to our Consolidated Financial Statements.

Availability of Company Reports Filed with the SEC

Our fiscal year is 52 or 53 weeks and ends on the last Sunday in December.  We will provide without charge copies of this Annual Report on Form 10-K for the year ended December 31, 2008, any copies of our Quarterly Reports on Form 10-Q for 2008 and any Current Reports on Form 8-K for 2007 and 2008, and any amendments thereto, upon written request.  Such requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

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

We fund our operations primarily through cash from operations and borrowings on our revolving credit facility.  Our revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.  The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories.  Our revolving credit facility contains covenants requiring us to maintain certain financial ratios.  Additionally, the lender of our revolving credit facility can restrict our ability to incur additional secured indebtedness and can declare a default under the credit facility in the event of, among other things, a material adverse change in our business.  Given the current negative conditions in the global credit markets, we may not be able to obtain the financing needed to fund our operations in the event that our current credit facility becomes unavailable to us.

        Our dependence on borrowing availability from our revolving credit facility could have important consequences to our stockholders and creditors, including:

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

Demand for, and prices of, certain of our products are cyclical and we are currently operating in depressed market conditions, which may result in reduced earnings or operating losses.

A significant portion of our revenues are attributable to sales of products into the agricultural and construction industries.  These two industries themselves are cyclical and changes in those industries’ economic conditions can significantly impact our earnings and operating cash flows.  Additionally, the current world-wide economic downturn has depressed sales volumes in the fourth quarter of 2008, and we are unable to predict with a high degree of certainty when demand will return to the levels experienced prior to the fourth quarter of 2008.  Our operating results and our business and financial condition could be adversely affected by, among other things, economic conditions, availability of credit to fund agricultural and construction projects, short and long-term weather patterns, interest rates and embargos placed by foreign countries on U.S. agricultural products.

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

The cost of ferrous scrap, our primary raw material, can fluctuate significantly and product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of increases in ferrous scrap prices.  Additionally, the number of sources for, and availability of, ferrous scrap is generally limited to the particular geographical region in which a facility is located.  Should our suppliers not be able to meet their contractual obligations or if we are otherwise unable to obtain necessary ferrous scrap quantities, we may incur higher costs for ferrous scrap.

Negative global economic conditions increase the risk that we could suffer unrecoverable losses on our customers' accounts receivable which would adversely affect our financial results.

We extend credit and payment terms to some of our customers. Although we have an ongoing process of evaluating our customers' financial condition, we could suffer significant losses if a customer fails and is unable to pay us. A significant loss of an accounts receivable would have a negative impact on our financial results.

Our relationships with our union employees could deteriorate.  At December 31, 2008, we employed approximately 1,000 persons in our various businesses, of which approximately 76% are subject to collective bargaining or similar arrangements.

Our collective bargaining agreements are set to expire in 2009.  We may not be able to negotiate labor agreements with respect to these employees on satisfactory terms or at all. If our employees were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations or higher ongoing labor costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located in approximately 1,200 square feet of leased space at 5430 LBJ Freeway, Suite 1740, Dallas, Texas 75240-2697.

Our production facilities utilize approximately 2.3 million square feet for manufacturing, approximately 85% of which is located at our Peoria, Illinois facility.

The following table sets forth the location, size and general product types produced for each of our manufacturing facilities, as of December 31, 2008, all of which are owned by us:

Facility Name	Location	Approximate Size (Square Feet)	Products Produced

Keystone Steel & Wire	Peoria, IL	1,951,000	Fabricated wire products, industrial wire, coiled rebar, wire rod and billets
Engineered Wire Products	Upper Sandusky, OH	126,000	Wire mesh
Keystone-Calumet	Chicago Heights, IL	216,000	Steel bar

		2,293,000

We believe all of our facilities are adequately maintained and are satisfactory for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS.

We are also involved in various legal proceedings.  Information required by this Item is included in Notes 4, 10 and 11 to our Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2008 Annual Meeting of Shareholders on October 28, 2008.  Each of Dr. Thomas E. Barry, Paul M. Bass, Jr., Glenn R. Simmons, Steven L. Watson and Donald P. Zima were elected as directors, each receiving votes “For” their election from at least 73.1% of the 12.1 million common shares eligible to vote at the Annual Meeting.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the OTC Bulletin Board (Symbol: KYCN).  On March 24, 2008 we issued 2.5 million shares of our common stock pursuant to a subscription rights offering to our stockholders of record as of January 28, 2008.  As of March 4, 2009, we had approximately 1,379 holders of record of our common stock at a closing price of $4.50.  The following table sets forth the high and low closing per share sales prices for our common stock for the periods indicated:

	High	Low

Year ended December 31, 2007

First quarter	$25.00	$14.50
Second quarter	$23.74	$20.00
Third quarter	$22.75	$18.00
Fourth quarter	$19.52	$13.00

Year ended December 31, 2008

First quarter	$16.98	$9.35
Second quarter	$12.45	$9.00
Third quarter	$15.51	$10.35
Fourth quarter	$10.50	$5.01

First Quarter 2009 through March 4, 2009	$6.25	$3.75

We have not paid cash dividends on our common stock since 1977 and currently we retain all earnings to fund working capital requirements, capital expenditures and scheduled debt repayments.  Although our primary credit facility currently restricts our ability to pay dividends, including a prohibition against the payment of cash dividends on our common stock without lender consent, depending on our financial position, we may at some time in the future decide it is in our best interest to pay cash dividends on our common stock.  Such a decision would be subject to negotiating an amendment to our primary credit facility.

Performance Graph - Set forth below is a line graph comparing the change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Steel Index for the period from June 23, 2006 (the first date on which our common stock began public trading following our emergence from Chapter 11 bankruptcy protection) through December 31, 2008.  The graph shows the value at December 31 of each year assuming an original investment of $100 at June 23, 2006.

	June 23, 2006	December 31, 2006	December 31, 2007	December 31, 2008

Keystone common stock	$100	$750	$725	$300
S&P 500 Index	100	115	121	76
S&P 500 Steel Index	100	117	142	69

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Item 7. "Management's Discussion and Analysis Of Financial Condition And Results Of Operations."

	Years ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share and per ton amounts)
Statement of Operations Data:
Net sales	$364,335	$367,545	$440,540	$451,178	$562,693
Operating income	31,486	20,193	79,750	97,972	110,493

Defined benefit pension credit	6,752	11,710	55,978	80,443	73,923
OPEB credit (expense)	(20,909)	(8,885)	8,297	8,526	8,474
Operating income before pension and OPEB(4)	45,643	17,368	15,475	9,003	28,096
Gain on cancellation of debt	-	32,510	-	10,074	-
Gain on legal settlement	5,284	-	-	5,400	-
Reorganization costs	(11,158)	(10,308)	(679)	(190)	(225)
Provision for income taxes	(1,379)	(430)	(17,055)	(37,619)	(40,014)

Net income	$16,060	$39,232	$57,732	$64,765	$66,114
Net income available for common shares(1)	$14,837	$39,232	$57,732	$64,765	$66,114

Basic net income available for common shares per share	$1.47	$4.12	$5.77	$6.48	$5.73
Diluted net income available for common shares per share	$.57	$1.88	$5.77	$6.48	$5.73
Weighted average common and common equivalent shares outstanding(2):
Basic	10,068	10,046	10,000	10,000	11,533
Diluted	28,043	22,029	10,000	10,000	11,533

Other Operating Data:
Shipments (000 tons):
Fabricated wire products	116	101	112	103	86
Wire mesh	71	71	67	58	54
Nails	28	17	18	1	-
Industrial wire	82	72	75	66	61
Coiled rebar	-	-	1	15	15
Bar	-	-	-	9	18
Wire rod	200	236	349	395	343
Billets	17	29	53	1	9
Total	514	526	675	648	586
Per-ton selling prices:
Fabricated wire products	$984	$1,090	$1,037	$1,089	$1,380
Wire mesh	829	881	870	896	1,168
Nails	759	742	692	834	-
Industrial wire	709	731	726	763	1,103
Coiled rebar	-	-	529	563	841
Bar	-	-	-	663	946
Wire rod	539	503	500	548	797
Billets	176	321	354	234	793
All products in total	707	696	645	690	955

Average per-ton ferrous scrap purchase cost	$205	$220	$210	$239	$378

Other Financial Data:
Capital expenditures	$5,080	$9,772	$18,739	$16,602	$13,298
Depreciation and amortization	15,812	15,745	15,222	15,434	15,164

	As of December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Balance Sheet Data:
Working capital	$11,910	$36,373	$31,776	$20,630	$55,886
Property, plant and equipment, net	94,033	86,773	88,695	92,469	89,987
Total assets(3)	323,282	358,364	763,936	763,023	249,733
Total debt	65,985	99,895	76,448	91,577	31,630
Redeemable preferred stock(2)	2,112	-	-	-	-
Stockholders’ equity(3)	4,787	67,531	403,662	404,694	119,644

(1)	Includes the effect of dividends on preferred stock of $1.2 million in 2004. We discontinued accruing dividends on our preferred stock upon filing for Chapter 11 protection on February 26, 2004.

(2)
 All of our outstanding common and preferred stock at August 31, 2005 was cancelled in connection with our emergence from Chapter 11 on August 31, 2005, and at that time, we issued 10 million shares of a new issue of common stock.

(3)
 We adopted Statement of Financial Accounting Standards (“SFAS”) No. 158 effective December 31, 2006, and, as a result, amounts reported as of December 31, 2006 and subsequent periods include the funded status of our pension plan.

(4)
 Because pension and other postretirement benefit (“OPEB”) expense or credits are unrelated to the operating activities of our businesses, we measure and evaluate the performance of our businesses using operating income before pension and OPEB credit or expense.  As such, we believe the presentation of operating income before pension and OPEB credit or expense provides more useful information to investors.  Operating income before pension and OPEB credit or expense is a non-GAAP measure of profitability that is not in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and it should not be considered in isolation or as a substitute for a measure prepared in accordance with GAAP.  A reconciliation of operating income as reported to operating income adjusted for pension and OPEB expense or credit is set forth in the following table.

	Years ended December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Operating income as reported	$31,486	$20,193	$79,750	$97,972	$110,493
Defined benefit pension credit	(6,752)	(11,710)	(55,978)	(80,443)	(73,923)
OPEB expense (credit)	20,909	8,885	(8,297)	(8,526)	(8,474)
Operating income before pension/OPEB	$45,643	$17,368	$15,475	$9,003	$28,096

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Business Overview

We are a leading domestic manufacturer of steel fabricated wire products, industrial wire, billets and wire rod.  We also manufacture wire mesh, coiled rebar and steel bar.  Our products are used in the agricultural, industrial, cold drawn, construction, transportation, original equipment manufacturer and retail consumer markets.  We are vertically integrated, converting substantially all of our fabricated wire products, wire mesh, coiled rebar, industrial wire, steel bar and wire rod from billets produced in our steel mini-mill.  Historically, our vertical integration has allowed us to benefit from the higher and more stable margins associated with fabricated wire products and wire mesh as compared to wire rod, as well as from lower costs of billets and wire rod as compared to bar manufacturers and wire fabricators that purchase billets and wire rod in the open market.  Moreover, we believe our downstream fabricated wire products, wire mesh, coiled rebar and industrial wire businesses are better insulated from the effects of wire rod imports as compared to non-integrated wire rod producers.

Recent Developments

We experienced an unprecedented 90% increase in the cost of ferrous scrap, our primary raw material, from December 2007 to August 2008.  We were able to recover these higher costs through increases in our product selling prices.  However, the current domestic and international economic crises, the resulting adverse impact of the current credit market on construction projects and a 43% decline in ferrous scrap costs from August to December 2008 we believe resulted in customers choosing to conserve cash by liquidating their inventories and limiting orders during the fourth quarter of 2008 as they assumed lower scrap prices would result in lower selling prices in the near future.  As a result of the rapid decline in product demand we substantially reduced production levels during the fourth quarter of 2008, and at December 31, 2008 we had no in-process inventories.

As the economy continues to contract, our customer orders remain low and we have continued to balance production levels with demand.  We believe shipment volumes will return to normal during the second half of 2009 as the liquidation of inventories will soon lead to customers needing product to meet their consumer demand and as the government economic stimulus plan passed in February 2009 included funding for a significant number of infrastructure projects.

Ferrous scrap costs have continued to decline since December 2008 which will likely result in lower selling prices for the majority of our products in 2009 as compared to 2008.  However, we currently believe we will be able to maintain positive overall margins on our products throughout 2009.

As a result of the impact of the current economic crisis on our business as described above, we currently believe 2009 operating income before pension and OPEB will be less than 2008 operating income before pension and OPEB.

On March 24, 2008 we received $25.0 million from the issuance of 2.5 million shares of our common stock pursuant to a subscription rights offering.  We incurred approximately $.3 million of expenses related to the offering.  See Note 2 to our Consolidated Financial Statements.  We used the net offering proceeds to reduce indebtedness under our revolving credit facility, which in turn created additional availability under that facility that can be used for general corporate purposes, including scheduled debt payments, capital expenditures, potential acquisitions or the liquidity needs of our current operations.

During the third quarter of 2008, the 1114 Agreement (the agreement with certain retirees that replaced their medical and prescription drug coverage with fixed monthly cash payments) was amended to, among other things, eliminate the ability of the retirees to receive supplemental monthly cash payments in exchange for increased fixed monthly cash payments, which resulted in a significant increase in our other postretirement benefit (“OPEB”) obligation.  Also under the terms of the amendment, we are now permitted, but not required, to create supplemental pension benefits under one of our defined benefit pension plans in lieu of us paying the benefits granted by the 1114 Agreement.  We have the ability to decide whether or not to exercise such rights on a year-by-year basis.  Subsequent to entering into the amended 1114 Agreement, we also amended the terms of one of our defined benefit pension plans to provide for such supplemental pension benefits for the months of June through December of 2008 and for all of 2009.  As a result, such pension plan funded approximately $2.3 million of our 2008 OPEB obligation, and such pension plan is expected to fund approximately $3.1 million of our 2009 obligation.  See Note 9 to our Consolidated Financial Statements.

As previously reported, our plan of reorganization went effective on August 31, 2005.  Before our bankruptcy could be finally closed, all claims had to be dismissed, settled or fully adjudicated, and the final dismissal, settlement or adjudication of all claims did not occur until the third quarter of 2007.  However, at that time, the amendment to the 1114 Agreement was in negotiation. Upon finalization of the amendment to the 1114 Agreement, we sought final closure of our bankruptcy case and on September 11, 2008, the United States Bankruptcy Court for the Eastern District of Wisconsin issued our final decree.  See Note 4 to our Consolidated Financial Statements.

Results of Operations

Our profitability is primarily dependent on sales volume, per-ton selling prices, per-ton ferrous scrap cost and energy costs.

The decrease in operating income before pension and OPEB from 2006 to 2007 was primarily due to the net effect of the following factors:
•	lower shipment volumes of fabricated wire products, wire mesh, industrial wire and billets;
•	higher costs for ferrous scrap in 2007;
•	higher electricity costs in 2007 due to deregulation in Illinois on January 1, 2007 after a ten-year rate freeze;
•	higher shipment volumes of wire rod and coiled rebar (generally lower margin products);
•	higher overall per-ton selling prices in 2007 implemented primarily in response to increased cost for ferrous scrap;
•	decreased conversion costs in 2007 resulting from the overhaul of the wire rod mill reheat furnace during the fourth quarter of 2006;
•	decreased cost of operations as 2006 was a 53-week year as compared to a 52-week year in 2007; and
•	a $5.4 million gain on legal settlement in 2007.

Operating income before pension and OPEB for 2008 was significantly higher than 2007 primarily due to the net effects of the following factors:
•
higher per-ton product selling prices resulting from price increases we implemented to offset our increased costs for ferrous scrap throughout the year, as well as increased demand for domestic wire rod and industrial wire during the first three quarters of 2008 due to lower quantities of import product available for sale and higher prices for import products as well as the weak U.S. dollar;

•	decreased costs for zinc during 2008;
•	cost savings of $1.7 million resulting from a reduction-in-force during the first quarter of 2008;
•	income of $.9 million related to obtaining an excise tax exemption in 2008 on 2007 electricity costs;
•	lower shipment volumes for the majority of our products due to customers holding orders during the fourth quarter of 2008 as discussed above;
•	increased costs for ferrous scrap and energy during 2008;
•	a $1.2 million impairment charge during the fourth quarter of 2008 to reduce certain inventories to net realizable value;
•	increased employee incentive compensation accruals as a result of increased profitability during 2008;
•	increased costs for workers compensation and personal injury claims under our general liability insurance in 2008; and
•	a legal settlement with a former insurance carrier of $5.4 million during 2007.

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

•
Engineered Wire Products, Inc. (“EWP”), located in Upper Sandusky, Ohio, manufactures and sells wire mesh in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges; and

•
Keystone-Calumet, Inc. (“Calumet”), located in Chicago Heights, Illinois, manufactures and sells merchant and special bar quality products and special sections in carbon and alloy steel grades for use in agricultural, cold drawn, construction, industrial chain, service centers and transportation applications as well as in the production of a wide variety of products by original equipment manufacturers.

Our consolidated net sales, cost of goods sold, operating costs and operating income before pension and OPEB by segment are set forth in the following table:

	KSW	EWP	Calumet	Other(1)	Total
	(In thousands)

For the year ended December 31, 2006:

Net sales	$412,866	$58,748	$-	$(31,074)	$440,540
Cost of goods sold	(392,082)	(45,397)	-	31,760	(405,719)
Gross margin	20,784	13,351	-	686	34,821

Selling and administrative expense	(14,226)	(3,887)	-	(1,233)	(19,346)
Operating income (loss) before pension/OPEB	$6,558	$9,464	$-	$(547)	$15,475

For the year ended December 31, 2007:

Net sales	$426,652	$52,509	$5,659	$(33,642)	$451,178
Cost of goods sold	(413,556)	(41,189)	(6,651)	33,488	(427,908)
Gross margin (loss)	13,096	11,320	(992)	(154)	23,270

Selling and administrative expense	(14,026)	(3,618)	(399)	(1,624)	(19,667)
Gain on legal settlement	-	-	-	5,400	5,400
Operating income (loss) before pension/OPEB	$(930)	$7,702	$(1,391)	$3,622	$9,003

For the year ended December 31, 2008:

Net sales	$542,106	$63,433	$17,165	$(60,011)	$562,693
Cost of goods sold	(494,776)	(54,676)	(18,981)	57,236	(511,197)
Gross margin (loss)	47,330	8,757	(1,816)	(2,775)	51,496

Selling and administrative expense	(15,156)	(3,419)	(1,113)	(3,712)	(23,400)
Operating income (loss) before pension/OPEB	$32,174	$5,338	$(2,929)	$(6,487)	$28,096

 (1)  Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	2006	% of sales	2007	% of sales	2008	% of sales
	($ in thousands)

Net sales	$412,866	100.0%	$426,652	100.0%	$542,106	100.0%
Cost of goods sold	(392,082)	(95.0)	(413,556)	(96.9)	(494,776)	(91.3)
Gross margin	20,784	5.0	13,096	3.1	47,330	8.7

Selling and administrative	(14,226)	(3.4)	(14,026)	(3.3)	(15,156)	(2.8)
Operating income (loss) before pension/OPEB	$6,558	1.6%	$(930)	(0.2)%	$32,174	5.9%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	2006	2007	2008
Sales volume (000 tons):
Fabricated wire products	112	103	86
Nails	18	1	-
Industrial wire	76	66	61
Coiled rebar	1	15	15
Wire rod	409	448	398
Billets	60	15	35
Total	676	648	595

Per-ton selling prices:
Fabricated wire products	$1,037	$1,089	$1,380
Nails	692	834	-
Industrial wire	717	763	1,103
Coiled rebar	529	563	841
Wire rod	496	545	797
Billets	359	445	657
All products	603	653	906

Average per-ton ferrous scrap purchase cost	$210	$239	$378

Average electricity cost per kilowatt hour(1)	$0.04	$0.05	$0.05

Average natural gas cost per therm(1)	$0.77	$0.76	$0.95

(1) Generally, we use 500 million kilowatt hours of electricity and 20 million therms of natural gas annually.

Total sales volume decreased from 2006 to 2007 primarily due to the net effects of the following factors:
•	lower shipment volumes of fabricated wire products as a result of a softening of the market due to price pressure and weather conditions causing the cancellation of agricultural related projects;
•
lower shipment volumes of nails due to the discontinuance of our nail manufacturing operations as increased foreign competition had resulted in market prices that minimized the profitability of our nail business;

•
lower shipment volumes of industrial wire due to lower market demand as a result of both an increase in imported finished products that adversely affected our customers’ sales volumes and our increased selling prices;

•	lower shipment volumes of billets due to competitor production problems during 2006;
•	higher shipment volumes of coiled rebar as we continued to obtain coiled rebar production certifications from various states and further penetrate the market;
•	higher shipment volumes of wire rod due to lower quantities of import product available for sale and higher prices for import products; and
•	shipment volumes of all products were partially impacted by an extra week of operations during 2006 as it was a 53-week year compared to a 52-week year in 2007.

Total sales volume decreased from 2007 to 2008 primarily due to customers limiting orders during the fourth quarter of 2008 as discussed above.  Fourth quarter 2008 shipment volumes of approximately 59,000 tons decreased 63% from fourth quarter 2007 shipment volumes of approximately 161,000 tons.

However, shipment volumes for the first nine months of 2008 were approximately 10% higher than the same period of 2007 primarily due to the net effects of the following factors:
•	higher shipment volumes of industrial wire due to increased domestic demand as a result of higher prices for import products as well as the weak U.S. dollar;
•	higher shipment volumes of coiled rebar due to acceptance of our product in the market with a larger number of customers than in 2007;
•	higher shipment volumes of wire rod due to lower quantities of import product available for sale and higher prices for import products as well as the weak U.S. dollar;
•	higher shipment volumes of billets primarily due to increased demand from Calumet and a non-recurring 5,000 ton sale to a new customer; and
•	lower shipment volumes of fabricated wire products as a result of customer resistance to our price increases.

The higher per-ton selling prices on all products except billets during 2007 as compared to 2006 were due primarily to price increases we implemented in response to significantly higher ferrous scrap costs.  Ferrous scrap is KSW’s primary raw material.  The higher per-ton selling prices during 2008 were also primarily due to increased costs for ferrous scrap as well as increased market demand for domestic wire rod and industrial wire.

Electricity costs were higher during 2007 as compared to 2006 due to the deregulation of electricity in Illinois on January 1, 2007 following a ten-year rate freeze.

KSW’s operating income before pension and OPEB for 2007 as compared to 2006 was also impacted by:
•	decreased conversion costs in 2007 resulting from the overhaul of the wire rod mill reheat furnace during the fourth quarter of 2006; and
•	decreased cost of operations as 2006 was a 53-week year as compared to a 52-week year in 2007.

KSW’s operating income before pension and OPEB for 2008 as compared to 2007 was also impacted by:
•	a 34% decline in zinc costs;
•	cost savings of approximately $2.5 million resulting from KSW’s reduction-in-force during the first quarter of 2008 partially offset by the related $.8 million severance expense;
•	income of approximately $.9 million related to KSW obtaining an excise tax exemption in 2008 on 2007 electricity costs;
•	increased employee incentive compensation accruals as a result of increased profitability; and
•	increased costs for workers compensation and personal injury claims under our general liability insurance in 2008.

Engineered Wire Products, Inc.

	2006	% of sales	2007	% of sales	2008	% of sales
	($ in thousands)

Net sales	$58,748	100.0%	$52,509	100.0%	$63,433	100.0%
Cost of goods sold	(45,397)	(77.3)	(41,189)	(78.4)	(54,676)	(86.2)
Gross margin	13,351	22.7	11,320	21.6	8,757	13.8

Selling and administrative	(3,887)	(6.6)	(3,618)	(6.9)	(3,419)	(5.4)
Operating income before pension/OPEB	$9,464	16.1%	$7,702	14.7%	$5,338	8.4%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	2006	2007	2008
Sales volume (000 tons) -
Wire mesh	67	58	54

Per-ton selling prices -
Wire mesh	$870	$896	$1,168

Average per-ton wire rod purchase cost	$504	$547	$835

We believe the decreases in shipment volumes from 2006 to 2007 and from 2007 to 2008 were due to a continuing decline in the construction of new homes, which results in a decline of related infrastructure projects and ultimately, in a decrease in the sales of wire mesh.

The increases in per-ton selling prices from 2006 to 2007 and from 2007 to 2008 were primarily due to price increases we implemented in response to higher cost for wire rod.  Wire rod is EWP’s primary raw material.  EWP sources substantially all of its wire rod requirements from KSW at prices that we believe approximate market.

Selling and administrative expenses decreased from 2006 to 2007 and from 2007 to 2008 primarily due to lower employee incentive compensation accruals as a result of decreased profitability.

Keystone-Calumet, Inc.

	2007	% of sales	2008	% of sales
	($ in thousands)

Net sales	$5,659	100.0%	$17,165	100.0%
Cost of goods sold	(6,651)	(117.5)	(18,981)	(110.6)
Gross margin (loss)	(992)	(17.5)	(1,816)	(10.6)

Selling and administrative	(399)	(7.1)	(1,113)	(6.5)
Operating loss before pension/OPEB	$(1,391)	(24.6)%	$(2,929)	(17.1)%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	2007	2008

Sales volume (000 tons) -
Bar	9	18

Per-ton selling prices -
Bar	$663	$946

Average per-ton billet purchase cost	$408	$614

We continue to re-establish Calumet’s mill as a reliable supplier of bar products to the markets it serves.  Prior to our acquisition, CaluMetals, Inc. had difficulty meeting customer deadlines due to various production issues including the lack of a steady supply of billets, the operation’s primary raw material.  Calumet now sources substantially all of its billet requirements from KSW at prices that we believe approximate market.  KSW has sufficient capacity to supply Calumet’s billet needs and we have established an inventory of bar products to facilitate expedient deliveries to our customers.  Shipment volumes in 2008 were higher than in 2007 as Calumet regained some of its former market share and obtained recurring monthly orders.  Additionally, the acquisition of Calumet was in late March 2007 which results in three additional months of operations in 2008.  We believe we will continue to regain customer confidence which should, in turn, lead to increased sales and profitability for this segment in 2009.

The higher average per-ton selling prices for 2008 as compared to 2007 were due primarily to price increases we implemented in response to the higher cost for billets.

During the third quarter of 2007, we decided to discontinue producing a certain bar product.  Accordingly, Calumet recognized a $.2 million impairment charge on related storeroom inventory items.  During the fourth quarter of 2008, Calumet determined it would not be able to recover the cost of certain inventory items in future selling prices and recognized a $1.2 million impairment charge to reduce the inventory to its net realizable value.  These impairment charges are included in cost of goods sold.

The higher selling and administrative expenses during 2008 as compared to 2007 were primarily due to increased employee incentive compensation accruals, severance expense and relocation expenses.

Pension Credits

During 2006, 2007 and 2008, we recorded a defined benefit pension credit of $56.0 million, $80.4 million and $73.9 million, respectively.  The fluctuations in the pension credit were primarily the result of the component of the pension credit related to the expected return on plan assets.  Our plans’ assets increased by $233 million during 2006 and decreased by $19.5 million during 2007.

As our plans’ assets decreased by approximately $510 million, due to investment market performance during 2008, we currently expect a defined benefit pension expense of $6.1 million during 2009. See Note 9 to our Consolidated Financial Statements.

OPEB Credits

We recorded an OPEB credit of $8.3 million in 2006 and $8.5 million in each of 2007 and 2008.  During the third quarter of 2008, the 1114 Agreement was amended to, among other things, significantly increase fixed monthly benefits.  As a result, we recorded a $23.2 million increase to our OPEB liability and currently expect our 2009 OPEB credit will only be $5.0 million.   See Note 9 to our Consolidated Financial Statements.

Interest Expense

Interest expense was $4.7 million, $6.1 million and $3.8 million during 2006, 2007 and 2008, respectively.  The primary drivers of interest expense are as follows:

	2006	2007	2008
	($ in thousands)

Average debt balance	$89,375	$95,483	$68,169

Weighted average interest rate	5.0%	6.2%	5.0%

The overall weighted average interest rate was higher in 2007 than in 2006 and 2008 primarily due to a higher prime rate in 2007.  Interest rates on our primary credit facility range from the prime rate to the prime rate plus ..5%.

The average debt balance for 2008 was significantly lower than 2006 and 2007 primarily due to decreased borrowings on our revolving credit facility as a result of increased profitability in 2008 and the $25 million subscription rights offering proceeds which were used to reduce indebtedness under our revolving credit facility.

Gain on Legal Settlement

During 2007, we received a $5.4 million legal settlement from one of our former insurance carriers. See Note 11 to our Consolidated Financial Statements.

Gain on Cancellation of Debt

During 2007, we recorded gains on cancellation of debt as a result of our bankruptcy proceedings.  See Note 4 to our Consolidated Financial Statements.

Provision for Income Taxes

A tabular reconciliation of the difference between the U.S. Federal statutory income tax rate and our effective income tax rates is included in Note 8 to our Consolidated Financial Statements.  Prior to the second quarter of 2006, considering all factors believed to be relevant, we believed our gross deferred tax assets (including net operating loss carryforwards) did not meet the more-likely-than-not realizability test.  As such, we had provided a deferred income tax asset valuation allowance to offset our net deferred income tax asset (before valuation allowance) of approximately $10.7 million at December 31, 2005.  Primarily as a result of the deferred tax asset valuation allowance, our provision for income taxes during the first half of 2006 was not significant.  However, during the first six months of 2006, we recorded taxable income in excess of our available federal income tax net operating loss carryforwards.  As such and after considering all of the available evidence, the valuation allowance related to our net deferred income tax assets was completely reversed during the first six months of 2006.  We believe the realization of our remaining gross deferred income tax assets (including an alternative minimum tax credit carryforward) meet the more-likely-than-not realizability test.  We recorded a provision for income taxes that approximated the statutory rate for the remainder of 2006 and throughout 2007 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

Operating Activities

During 2007, net cash provided by operations totaled $2.6 million as compared to net cash provided by operations of $43.5 million during 2006.  The $40.9 million net decrease in operating cash flows was due primarily to the net effects of:

•	lower operating income before pension/OPEB in 2007 of $6.5 million;
•	final payments of $4.3 million in 2007 to certain of our pre-petition creditors from our 2004 bankruptcy;
•	lower reorganization costs of $3.6 million paid in 2007;
•
higher net cash used due to relative changes in our accounts receivable in 2007 of $37.9 million primarily due to an abnormally high accounts receivable balance at both December 31, 2005 and December 31, 2007 as a result of exceptional demand at the end of 2005 and 2007 (the seasonality of our business generally results in lower accounts receivable at the end of each year);

•	higher net cash generated from relative changes in our inventory in 2007 of $2.0 million due to exceptional demand at the end of 2007; and
•
more cash generated from accounts payable of $4.0 million in 2007 primarily due to an increase in the cost of ferrous scrap at the end of 2007 as compared to the end of 2006 and better credit terms with certain vendors.

During 2008, net cash provided by operations totaled $48.3 million as compared to net cash provided by operations of $2.6 million during 2007.  The $45.7 million improvement in operating cash flows was due primarily to the net effects of:
•	higher operating income before pension/OPEB in 2008 of approximately $19.1 million;
•
lower OPEB payments of $1.3 million in 2008 as a result of amendments to the 1114 Agreement and one of our pension plans to create supplemental pension benefits in lieu of us paying the benefits granted by the 1114 agreement;

•	final payments of $4.3 million in 2007 to certain of our pre-petition creditors from our 2004 bankruptcy;
•
higher net cash provided by relative changes in our accounts receivable in 2008 of $51.7 million primarily due to an abnormally low accounts receivable balance at December 31, 2008 as a result of customers limiting orders during the fourth quarter of 2008 as discussed above compared to an abnormally high accounts receivable balance at December 31, 2007 due to abnormally high demand at the end of 2007;

•
higher net cash used due to relative changes in our inventory in 2008 of $28.8 million primarily due to increased costs of ferrous scrap and energy as well as higher levels of inventory as customers limited orders during the fourth quarter of 2008 as discussed above;

•
higher net cash used due to relative changes in our accounts payable in 2008 of $10.4 million as a result of purchasing significantly less ferrous scrap and energy at the end of 2008 as we substantially lowered production levels due to the rapid decline in product demand during the fourth quarter of 2008;

•	higher net cash provided by relative changes in our accrued liabilities of $10.3 million in 2008 due in part to higher accruals for employee incentive compensation and workers compensation in 2008;
•	higher cash paid for income taxes in 2008 of $2.7 million due to our increased profitability.

Investing Activities

During 2006, 2007 and 2008, we had capital expenditures of approximately $18.7 million, $16.6 million and $13.3 million, respectively.  The decrease in capital expenditures from 2006 to 2007 was primarily related to the 2006 overhaul of the rod mill reheat furnace at KSW and a plant expansion at EWP that began in 2006.  Capital expenditures for 2007 were higher than 2008 capital expenditures due primarily to the completion of the plant expansion at EWP.  Capital expenditures for 2008 primarily consisted of upgrades of production equipment at KSW.

During 2006, restricted investments increased due to the $4.0 million received related to an insurance settlement which restricted our use of the funds to the payment of certain of our pre-petition unsecured claims, partially offset by $2.9 million of reimbursements received from our environmental trust funds.  During 2007, we made final distributions to our pre-petition unsecured creditors.  In connection with this distribution, the related $4.0 million of restricted funds were released to us.

Financing Activities

On March 24, 2008 we received $25.0 million from the issuance of 2.5 million shares of our common stock pursuant to a subscription rights offering.  We incurred approximately $.3 million of expenses related to the offering.  We used the net proceeds to reduce indebtedness under our revolving credit facility, which in turn created additional availability under that facility.

As a result of decreased profitability, the acquisition of CaluMetals’ assets, and principal payments on our various other credit facilities, we increased our borrowings on our revolving credit facilities by $28.5 million during 2007, as compared to decreasing our borrowings on our revolving credit facilities during 2006.

As a result of increased profitability and the subscription rights offering proceeds we reduced our indebtedness under our revolving credit facility by $43.0 million during 2008.

During 2007, we drew an additional $4.0 million on our Wachovia Term Loans in connection with the CaluMetals acquisition.

During 2006, we made principal payments of:
•	$4.6 million on our Wachovia Term Loans, and
•	$.8 million on our 8% Notes.

During 2007, we made principal payments of:
•	$8.6 million on our 8% Notes,
•	$5.2 million on our Wachovia Term Loans,
•	$2.7 million on our UC Note, and
•	$1.5 million on our County Term Loan.

During 2008, we made principal payments of:
•	$8.1 million on our 8% Notes,
•	$5.3 million on our Wachovia Term Loans,
•	$2.5 million on our UC Note, and
•	$1.1 million on our County Term Loan.

Future Cash Requirements

Capital Expenditures

Capital expenditures for 2009 are expected to be approximately $14 million and are primarily related to upgrades of production equipment which are not critical to our operations.  We expect to fund capital expenditures using cash flows from operations and borrowing availability under our existing credit facilities.

Summary of Debt and Other Contractual Commitments

As more fully described in Notes 7 and 11 to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  The following table summarizes such contractual commitments that are unconditional both in terms of timing and amount by the type and date of payment:

	Payment due date
Contractual commitment	2009	2010/2011	2012/2013	2014 and after	Total
	(In thousands)

Indebtedness:
Principal	$15,584	$11,439	$2,950	$1,908	$31,881
Interest	1,208	1,047	384	25	2,664

Operating leases	488	189	2	-	679

Product supply agreements	1,200	2,400	300	-	3,900

Income taxes	1,116	-	-	-	1,116

Total	$19,596	$15,075	$3,636	$1,933	$40,240

The timing and amounts shown in the above table related to indebtedness (both principal and interest), operating leases and product supply agreements are based upon the contractual payment amount and the contractual payment or maturity date for such commitments, including the outstanding balance under our revolving credit facility, which we classify as a current liability at December 31, 2008 because the facility requires our daily net cash receipts to be used to reduce the outstanding borrowings.  See Note 7 to our Consolidated Financial Statements.  The amount shown for income taxes is the amount of our consolidated current income taxes payable at December 31, 2008, which is assumed to be paid during 2009.

The above table does not reflect any amounts that we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future census data.

Off-balance Sheet Financing

We do not have any off-balance sheet financing agreements other than the operating leases included in the table above.  See Note 11 to our Consolidated Financial Statements.

Environmental Obligations

At December 31, 2008, our financial statements reflected accrued liabilities of $5.1 million for estimated remediation costs for those environmental matters which we believe are probable and reasonably estimable; $.5 million of which we believe will be paid during 2009.  Although we have established an accrual for estimated future required environmental remediation costs, we do not know the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties.  Accordingly, the costs of remedial measures may exceed the amounts accrued.  The upper end of the range of reasonably possible costs to us for sites where we have been named a defendant or potentially responsible party is approximately $6.6 million, including the $5.1 million currently accrued.  See Note 10 to our Consolidated Financial Statements for discussions of our environmental liabilities.

Pension and Other Postretirement Obligations

We were not required to make any cash contributions for defined benefit pension plan fundings during 2006, 2007 or 2008 and we do not expect to be required to make contributions to our defined benefit pension plans during 2009.  However, we contributed $3.9 million, $3.8 million and $2.5 million to our other postretirement benefit plans during 2006, 2007 and 2008, respectively.  As a result of the amendments to both the 1114 Agreement and one of our pension plans to create supplemental pension benefits in lieu of 2009 benefit payments due under the 1114 Agreement, we anticipate contributing an aggregate of only $1.4 million to our OPEB plans during 2009.  Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and other postretirement benefit funding requirements in future periods.

Working Capital and Borrowing Availability

	December 31,
	2007	2008
	(In thousands)

Working capital	$20,630	$55,886
Outstanding balance under revolving credit facility	46,261	3,264

Additional borrowing availability	22,836	46,500

The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.5 million at December 31, 2008).  Our primary credit facility requires compliance with certain financial covenants related to performance measures.  We were in compliance with all such financial covenants at December 31, 2008.  The facility also provides the lender with the ability to declare a default under the credit facility in the event of, among other things, a material adverse change in our business.

Liquidity Outlook

We have required principal payments of $15.6 million on our various credit facilities during 2009 (of which approximately $10.4 million is due in the first quarter of 2009).  These principal payments are expected to be funded with cash from operations and borrowing availability under our existing credit facilities.  Increased profitability during 2008 and the $25 million subscription rights offering proceeds which were used to reduce indebtedness under our revolving credit facility resulted in a substantial amount of borrowing availability as of December 31, 2008.  However, as the economy continues to contract, our customer orders remain low, which results in lower accounts receivable balances contributing to our borrowing availability.  Additionally, ferrous scrap costs have continued to decrease since December 2008 which will likely result in lower market selling prices for the majority of our products.  As discussed in the “Recent Developments” section of “Results of Operations” above, we currently believe shipment volumes will return to normal levels during 2009 and we believe we will be able to maintain positive overall margins on our products throughout 2009.  We will balance the costs and benefits of producing our products given market demand.  However, if customer orders remain low and if we are unable to maintain sufficient margins on our products, our borrowing availability may be depleted.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

Under applicable GAAP (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), property and equipment is not assessed for impairment unless certain impairment indicators, as defined therein, are present.  No impairment indicators were present during 2008.

Income taxes.  We record a valuation allowance to reduce our gross deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income or loss in the period such change in estimate was made.  Prior to 2006, considering all factors believed to be relevant, our gross deferred tax assets did not meet the more-likely-than-not realizability test.  As such, we had provided a deferred income tax asset valuation allowance to fully offset our net deferred income tax asset.  During the first six months of 2006, we recorded taxable income in excess of our available federal income tax net operating loss carryforwards.  As such and after considering all of the available evidence, the valuation allowance related to our net deferred income tax assets was completely reversed during the first six months of 2006.  We believe the realization of our remaining gross deferred income tax assets (including an alternative minimum tax credit carryforward) meet the more-likely-than-not realizability test at December 31, 2008.

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

We used the following discount rates for our defined benefit pension plans during the last three years:

Discount rates used for:
Obligations at December 31, 2006 and expense in 2007	Obligations at December 31, 2007 and expense in 2008	Obligations at December 31, 2008 and expense in 2009

5.8%	6.3%	6.2%

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

Substantially all of our plans’ assets are invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran, to permit the collective investment by certain master trusts that fund certain employee benefit plans sponsored by Contran and certain of its affiliates.  Mr. Harold C. Simmons is the sole trustee of the CMRT.  The CMRT's investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT.  The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return.  The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  During the 21-year history of the CMRT through December 31, 2008, the average annual rate of return of the CMRT (excluding the CMRT’s investment in certain securities of affiliated entities) has been 11.0%.  At December 31, 2008, the asset mix of the CMRT was 64% in U.S. equity securities, 29% in U.S. fixed income securities, 4% in international equity securities and 3% in cash and other investments.

We regularly review our actual asset allocation for our defined benefit pension plans, and will periodically rebalance the investments in the plans to more accurately reflect the targeted allocation when considered appropriate.

For 2006, 2007 and 2008, the assumed long-term rate of return utilized for plan assets invested in the CMRT was 10%. We currently expect to utilize the same long-term rate of return on plan assets assumption in 2009.  In determining the appropriateness of such long-term rate of return assumption, we considered the historical rate of return for the CMRT, the current and projected asset mix of the CMRT, the investment objectives of the CMRT’s managers and the advice of our third-party actuaries.

To the extent the defined benefit pension plans’ particular pension benefit formula calculates the pension benefit in whole or in part based upon future compensation levels, the projected benefit obligations and the pension expense will be based in part upon expected increases in future compensation levels.  For pension benefits that are so calculated, we generally base the assumed expected increase in future compensation levels upon our average historical experience and managements’ intentions regarding future compensation increases, which generally approximates average long-term inflation rates.

Assumed discount rates and rates of return on plan assets are re-evaluated annually. Different assumptions could result in the recognition of materially different expense amounts over different periods of times and materially different asset and liability amounts in our Consolidated Financial Statements.  A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase.  Conversely, an increase in the assumed discount rate generally results in an actuarial gain.  In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss.  Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter than assumed in mortality tables that are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality tables themselves or plan amendments, will also result in actuarial losses or gains.  Under GAAP, all of such actuarial gains and losses are not recognized in earnings currently, but instead are deferred and amortized into income over future periods based upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans for which benefits are not still being earned by active employees).  However, any actuarial gains generated in future periods would reduce the negative amortization effect of any cumulative unamortized actuarial losses, while any actuarial losses generated in future periods would reduce the favorable amortization effect of any cumulative unamortized actuarial gains.

Defined benefit pension expense or credit and the amounts recognized as pension assets or liabilities are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions used are reasonable and appropriate.  We recognized a consolidated defined benefit pension plan credit of $56.0 million in 2006, $80.4 million in 2007 and $73.9 million in 2008.  The amount of funding requirements for our defined benefit pension plans is based upon applicable regulations, and will generally differ from pension expense or credit recognized under SFAS No. 87 for financial reporting purposes.  No contributions were required to be made to our defined benefit pension plans during the past three years.

Primarily as a result of a $510 million decrease in plan assets due to investment market performance during 2008, we currently expect to record defined benefit pension expense during 2009 of $6.1 million.  However, we expect that no cash contributions to our pension plans will be required during 2009.  If we had lowered the assumed discount rate by 25 basis points as of December 31, 2008, our projected and accumulated benefit obligations would have increased by approximately $8.4 million and $8.2 million, respectively at that date, and the defined benefit pension expense would be expected to increase by approximately $.4 million during 2009.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points, the defined benefit pension expense would be expected to increase by approximately $1.0 million during 2009.

Assumptions on other postretirement benefit plans. We account for our OPEB plans under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions, as amended by SFAS No. 158. Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate.

The assumed discount rates we utilize for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates we utilize for our defined benefit pension plans and are re-evaluated annually. We believe all of the actuarial assumptions used are reasonable and appropriate.  Changes in discount rates or other actual outcomes that differ from previous assumptions have the same accounting implications as discussed in “Assumptions on defined benefit pension plans” above.  Our OPEB plans do not provide for medical benefits to participants.  Accordingly, changes in the healthcare cost trend rate do not impact our future OPEB expense or obligations.

We recognized a consolidated OPEB credit of $8.3 million in 2006 and $8.5 million in each of 2007 and 2008.  During the third quarter of 2008, the 1114 Agreement was amended to, among other things, significantly increase fixed monthly benefits.  As a result, we recorded a $23.2 million increase to our OPEB liability and we currently expect to record an OPEB credit of $5.0 million during 2009. If we had lowered the assumed discount rate by 25 basis points for all of our OPEB plans as of December 31, 2008, our aggregate accumulated OPEB obligations would have increased by approximately $1.0 million at that date, and our OPEB credit would be expected to decrease by $36,000 during 2009.

Similar to defined benefit pension benefits, the amount of required contributions for our OPEB plans will differ from the expense recognized for financial reporting purposes.  Contributions to the plans to cover benefit payments aggregated $3.9 million in 2006, $3.8 million in 2007 and $2.5 million in 2008.  Our contributions were higher in 2006 and 2007 due primarily to the 2008 amendment to the 1114 Agreement that allowed us to create supplemental pension benefits in lieu of us paying the benefits granted by the 1114 Agreement.  We have the ability to decide whether or not to exercise such rights on a year-by-year basis.  Subsequent to entering into the amended 1114 Agreement, we also amended the terms of one of our defined benefit pension plans to provide for such supplemental pension benefits for the months of June through December of 2008 and all of 2009.  As a result, we did not have to make contributions for $2.3 million of our 2008 OPEB obligation and we will not have to make contributions for approximately $3.1 million of our 2009 obligation.  As a result, we expect to make $1.4 million of contributions to our OPEB plans during 2009.  See Note 9 to our Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk relates primarily to changes in interest rates on our debt obligations and the volatility of ferrous scrap costs, our primary raw material.

Interest Rates.  At December 31, 2008, approximately 55% of our debt was comprised of fixed rate instruments, which minimize earnings volatility related to interest expense.  We do not currently participate in interest rate-related derivative financial instruments.

The table below presents principal amounts and related weighted-average interest rates by maturity date for our debt obligations.

	Contracted Maturity Date							Estimated Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total	December 31, 2008
	($ In thousands)
Fixed-rate debt -
Principal amount	$10,251	$1,230	$1,324	$1,421	$1,529	$1,908	$17,663	$14,161

Weighted-average interest rate	0.8%	7.5%	7.5%	7.5%	7.5%	3.2%	3.2%

Variable-rate debt-
Principal amount	$5,333	$8,885	$-	$-	$-	$-	$14,218	$14,218

Weighted-average interest rate	5.0%	5.2%	-%	-%	-%	-%	5.1%

At December 31, 2007, our fixed rate indebtedness aggregated $29.3 million (fair value - $22.0 million) with a weighted-average interest rate of 2.9%.  The decrease in our fixed rate indebtedness was due to 2008 principal payments.  At December 31, 2007, our variable rate indebtedness aggregated $62.5 million, which approximated fair value, with a weighted-average interest rate of 7.8%.  The decrease in our variable rate indebtedness was primarily due to decreased borrowings on our revolving credit facility as a result of increased profitability in 2008 and the $25 million subscription rights offering proceeds which were used to reduce indebtedness under our revolving credit facility.  The decrease in the weighted-average interest rate of our variable rate indebtedness was due to a lower prime rate in 2008.  Interest rates on our variable rate indebtedness range from the prime rate to the prime rate plus .5%.

Ferrous scrap costs.  The purchase of ferrous scrap is highly competitive and its price volatility is influenced by periodic shortages, export activity, freight costs, weather, and other conditions beyond our control.  The cost of ferrous scrap can fluctuate significantly.  We manage ferrous scrap cost volatility primarily by adjusting our product selling prices to recover the costs of anticipated increases in ferrous scrap prices and by purchasing the majority of our ferrous scrap needs when market demand for ferrous scrap is lower (usually the first and fourth quarter of each year). We generally do not have long-term supply agreements for our ferrous scrap requirements because we believe the risk of unavailability is low.  We do not engage in commodity hedging programs.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include a management report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2008.  Our independent registered public accounting firm is also required to audit the Company’s internal control over financial reporting as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our evaluation of the effectiveness of our internal control over financial reporting is based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008. See “Scope of Management’s Report on Internal Control Over Financial Reporting” above.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report which is included in this Annual Report on Form 10-K.

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

(b)       Exhibits

Included as exhibits are the items listed in the Exhibit Index.  We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits.  Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1740, Dallas, Texas 75240.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2008.

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

Exhibit No.	Exhibit Item
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

Exhibit No.	Exhibit Item
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

10.6
Intercorporate Services Agreement dated as of January 1, 2007 by and between Registrant and Contran Corporation.  (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

14.1	Amended Code of Business Conduct and Ethics dated August 14, 2007 (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
21.1	Subsidiaries of the Company
31.1	Certification
31.2	Certification
32.1	Certification

*Management contract, compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated March 12, 2009, thereunto duly authorized.

KEYSTONE CONSOLIDATED INDUSTRIES, INC. (Registrant) /s/ GLENN R. SIMMONS Glenn R. Simmons Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and dated as of March 12, 2009 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ GLENN R. SIMMONS Glenn R. Simmons Chairman of the Board	/s/ STEVEN L. WATSON Steven L. Watson Director
/s/ THOMAS E. BARRY Thomas E. Barry Director	/s/ DONALD P. ZIMA Donald P. Zima Director
/s/ PAUL M. BASS, JR. Paul M. Bass, Jr. Director	/s/ DAVID L. CHEEK David L. Cheek President and Chief Executive Officer
/s/ BERT E. DOWNING, JR. Bert E. Downing, Jr. Vice President, Chief Financial Officer, Corporate Controller and Treasurer (Principal Accounting and Financial Officer)

KEYSTONE CONSOLIDATED INDUSTRIES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Items 8, 15(a) and 15(c)

Index of Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets – December 31, 2007 and 2008	F-4

Consolidated Statements of Operations - Years ended December 31, 2006, 2007 and 2008	F-6

Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2006, 2007 and 2008	F-7

Consolidated Statements of Stockholders' Equity Years ended December 31, 2006, 2007 and 2008	F-8

Consolidated Statements of Cash Flows – Years ended December 31, 2006, 2007 and 2008	F-9

Notes to Consolidated Financial Statements	F-11

We omitted Schedules I, II, III and IV because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Keystone Consolidated Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Keystone Consolidated Industries, Inc. and its subsidiaries at December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America (GAAP).  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2008).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for pension and other postretirement benefit obligations as of December 31, 2006.

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

/s/PricewaterhouseCoopers LLP
Dallas, Texas
March 12, 2009

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share data)

	December 31,
ASSETS	2007	2008

Current assets:
Accounts receivable, net of allowances of $335 and $165	$54,891	$26,612
Inventories	53,551	70,858
Deferred income taxes	10,055	14,373
Prepaid expenses and other	2,465	2,724

Total current assets	120,962	114,567

Property, plant and equipment:
Land	1,272	1,468
Buildings and improvements	58,946	59,598
Machinery and equipment	315,874	317,573
Construction in progress	3,675	9,421
	379,767	388,060
Less accumulated depreciation	287,298	298,073

Net property, plant and equipment	92,469	89,987

Other assets:
Restricted investments	2,245	2,277
Pension asset	545,656	41,651
Other, net	1,691	1,251

Total other assets	549,592	45,179

Total assets	$763,023	$249,733

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

 (In thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2007	2008

Current liabilities:
Notes payable and current maturities of long-term debt	$62,175	$18,848
Accounts payable	14,078	7,776
Accrued OPEB cost	4,482	1,372
Income taxes payable	-	1,116
Other accrued liabilities	19,597	29,569

Total current liabilities	100,332	58,681

Noncurrent liabilities:
Long-term debt	29,402	12,782
Accrued pension cost	-	1,319
Accrued OPEB cost	27,167	42,560
Deferred income taxes	194,728	8,284
Other	6,700	6,463

Total noncurrent liabilities	257,997	71,408

Stockholders' equity:
Common stock $.01 par value; 11,000,000 shares authorized and 10,000,000 shares issued at December 31, 2007; 20,000,000 shares authorized and 12,500,000 shares issued at December 31, 2008	100	125
Additional paid-in capital	75,423	100,111
Accumulated other comprehensive income (loss)	215,462	(160,415)
Retained earnings	114,505	180,619
Treasury stock, at cost – 398,068 shares	(796)	(796)

Total stockholders' equity	404,694	119,644

Total liabilities and stockholders’ equity	$763,023	$249,733

Commitments and contingencies (Notes 10 and 11).

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (In thousands, except per share data)

	Years Ended December 31,
	2006	2007	2008

Net sales	$440,540	$451,178	$562,693
Cost of goods sold	(405,719)	(427,908)	(511,197)

Gross margin	34,821	23,270	51,496

Other operating income (expenses):
Selling expense	(6,864)	(6,682)	(7,227)
General and administrative expense	(12,482)	(12,985)	(16,173)
Defined benefit pension credit	55,978	80,443	73,923
Other postretirement benefit credit	8,297	8,526	8,474
Gain on legal settlement	-	5,400	-

Total other operating income	44,929	74,702	58,997

Operating income	79,750	97,972	110,493

Nonoperating income (expense):
Interest expense	(4,720)	(6,073)	(3,798)
Other, net	436	601	(342)

Total nonoperating income (expense)	(4,284)	(5,472)	(4,140)

Income before income taxes and reorganization items	75,466	92,500	106,353

Reorganization items:
Reorganization costs	(679)	(190)	(225)
Gain on cancellation of debt	-	10,074	-
Total reorganization items	(679)	9,884	(225)

Income before income taxes	74,787	102,384	106,128

Provision for income taxes	(17,055)	(37,619)	(40,014)

Net income	$57,732	$64,765	$66,114

Basic and diluted income per share	$5.77	$6.48	$5.73

Basic and diluted weighted average shares outstanding	10,000	10,000	11,533

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2006	2007	2008

Net income	$57,732	$64,765	$66,114

Other comprehensive income (loss), net of tax:
Defined benefit pension plans	-	(57,439)	(358,021)
Other postretirement benefit plans	-	(5,498)	(17,856)

Total other comprehensive income (loss), net	-	(62,937)	(375,877)

Comprehensive income (loss)	$57,732	$1,828	$(309,763)

Accumulated other comprehensive income (loss), net of tax:

Defined benefit pension plans:
Balance at beginning of year	$-	$222,202	$164,763
Other comprehensive income (loss):
Plan amendment	-	(48)	(23)
Net actuarial loss arising during year	-	(48,651)	(352,019)
Amortization of prior service cost	-	767	767
Amortization of net actuarial gains	-	(9,507)	(6,746)
Adoption of SFAS No. 158	222,202	-	-
Balance at end of year	$222,202	$164,763	$(193,258)

Defined OPEB plans:
Balance at beginning of year	$-	$56,197	$50,699
Other comprehensive income (loss):
Plan amendment	-	-	(14,232)
Net actuarial gain arising during year	-	1,129	3,326
Amortization of prior service credit	-	(11,009)	(10,802)
Amortization of net actuarial losses	-	4,382	3,852
Adoption of SFAS No. 158	56,197	-	-
Balance at end of year	$56,197	$50,699	$32,843

Total accumulated other comprehensive income (loss):
Balance at beginning of year	$-	$278,399	$215,462
Other comprehensive income (loss)	-	(62,937)	(375,877)
Adoption of SFAS No. 158	278,399	-	-
Balance at end of year	$278,399	$215,462	$(160,415)

  See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2006, 2007 and 2008
(In thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained earnings	Treasury
	Shares	Amount	capital	income (loss)	(accumulated deficit)	stock	Total

Balance – December 31, 2005	10,000	$100	$75,423	$-	$(7,992)	$-	$67,531

Net income	-	-	-	-	57,732	-	57,732

Adoption of SFAS No. 158	-	-	-	278,399	-	-	278,399

Balance – December 31, 2006	10,000	100	75,423	278,399	49,740	-	403,662

Net income	-	-	-	-	64,765	-	64,765

Treasury stock acquired	(398)	-	-	-	-	(796)	(796)

Other comprehensive loss, net	-	-	-	(62,937)	-	-	(62,937)

Balance – December 31, 2007	9,602	100	75,423	215,462	114,505	(796)	404,694

Net income	-	-	-	-	66,114	-	66,114

Issuance of common stock, net of issuance costs	2,500	25	24,688	-	-	-	24,713

Other comprehensive loss, net	-	-	-	(375,877)	-	-	(375,877)

Balance – December 31, 2008	12,102	$125	$100,111	$(160,415)	$180,619	$(796)	$119,644

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2006	2007	2008

Cash flows from operating activities:
Net income	$57,732	$64,765	$66,114
Depreciation and amortization	15,222	15,434	15,164
Deferred income taxes	17,317	37,474	35,821
Defined benefit pension credit	(55,978)	(80,443)	(73,923)
OPEB credit	(8,297)	(8,526)	(8,474)
OPEB payments	(3,931)	(3,800)	(2,458)
Gain on cancellation of debt	-	(10,074)	-
Payment to pre-petition creditors	-	(4,312)	-
Reorganization costs accrued	679	190	225
Reorganization costs paid	(3,722)	(164)	(266)
Impairment of inventory	-	240	1,165
Impairment of long-lived assets	529	-	-
Other, net	1,111	909	560
Change in assets and liabilities (net of acquisition):
Accounts receivable	14,610	(23,261)	28,449
Inventories	8,348	10,311	(18,472)
Accounts payable	94	4,131	(6,302)
Accrued liabilities	1,229	(545)	9,714
Income taxes	(800)	(201)	1,178
Other, net	(686)	477	(197)

Net cash provided by operating activities	43,457	2,605	48,298

Cash flows from investing activities:
Capital expenditures	(18,739)	(16,602)	(13,298)
Acquisition of CaluMetals’ assets	-	(6,240)	-
Restricted investments, net	(1,348)	4,901	(32)
Other, net	108	1,159	437

Net cash used in investing activities	(19,979)	(16,782)	(12,893)

Cash flows from financing activities:
Issuance of common stock	-	-	24,713
Revolving credit facility, net	(18,439)	28,526	(42,997)
Other notes payable and long-term debt:
Additions	468	4,065	-
Principal payments	(5,477)	(18,025)	(16,962)
Deferred financing costs paid	(30)	(389)	(159)

Net cash provided by (used in) financing activities	(23,478)	14,177	(35,405)

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2006	2007	2008

Cash and cash equivalents:
Net change from operations, investing and financing activities	-	-	-

Balance at beginning of year	-	-	-

Balance at end of year	$-	$-	$-

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$3,950	$5,681	$3,581
Income taxes, net	179	347	3,015
Non-cash issuance of debt for acquisition of CaluMetals’ assets	-	781	-

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 1 – Summary of significant accounting policies:

Organization. Keystone Consolidated Industries, Inc. (“KCI” or “Keystone”) (OTCBB: KYCN) is majority owned by Contran Corporation (“Contran”), which owned approximately 57% of our outstanding common stock at December 31, 2008.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Basis of Presentation.  Our Consolidated Financial Statements include the accounts of Keystone and our majority-owned subsidiaries.  All material intercompany accounts and balances have been eliminated.  Certain prior year amounts have been reclassified to conform with the fiscal 2008 presentation.

Our fiscal year is either 52 or 53 weeks and ends on the last Sunday in December.  2007 and 2008 were each 52-week years while 2006 was a 53-week year.

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

Inventories and cost of sales.  Inventories are stated at the lower of cost or market net of allowance for obsolete and slow-moving inventories. The last-in, first-out ("LIFO") method was used to determine the cost of approximately 71% and 77% of the inventories held at December 31, 2007 and 2008, respectively. The first-in, first-out (“FIFO”) or average cost methods are used to determine the cost of all other inventories. Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred.  Cost of goods sold includes costs for materials, packing and finishing, utilities, salaries and benefits, maintenance, shipping and handling costs and depreciation.

Property, plant and equipment and depreciation expense.  Property, plant and equipment are stated at cost.  Depreciation for financial reporting purposes is computed using principally the straight-line method over the estimated useful lives of 10 to 30 years for buildings and improvements and three to 15 years for machinery and equipment.  Accelerated depreciation methods are used for income tax purposes, as permitted.  Depreciation expense for financial reporting purposes was $15.2 million, $15.4 million and $15.2 million during 2006, 2007 and 2008, respectively.  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

We expense expenditures for maintenance, repairs and minor renewals as incurred, including planned major maintenance.  We capitalize expenditures for major improvements.  We capitalize interest costs related to major long-term capital projects and renewals as a component of construction costs.  We did not capitalize any material interest costs in 2006, 2007 or 2008.

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

Pension plans and other postretirement benefits.  Accounting and funding policies for our pension plans and other postretirement benefits are described in Note 9.

Environmental liabilities.  We record liabilities related to environmental remediation when estimated future expenditures are probable and reasonably estimable.  If we are unable to determine that a single amount in an estimated range of probable future expenditures is more likely, we record the minimum amount of the range.  Such accruals are adjusted as further information becomes available or circumstances change.  We do not discount costs of future expenditures for environmental remediation obligations to their present value due to the uncertain timeframe of payout.  We record recoveries of environmental remediation costs from other parties as assets when their receipt is deemed probable.  We did not have any such assets recorded at December 31, 2007 or 2008.  See Note 10.

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

Selling, general and administrative expenses. Selling, general and administrative expenses include costs related to marketing, sales, distribution, and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  Advertising costs, expensed as incurred, were $1.0 million, $1.2 million and $1.3 million in 2006, 2007 and 2008, respectively.

Note 2 – Issuance of Common Stock:

On March 24, 2008 we issued 2.5 million shares of our common stock pursuant to a subscription rights offering to our stockholders of record as of January 28, 2008 at a price of $10.00 per share (the “Offering”).  The Offering expired on March 17, 2008, and upon closing we received $25.0 million in proceeds.  We incurred approximately $.3 million of expenses related to the Offering.  We used the net offering proceeds to reduce indebtedness under our revolving credit facility, which in turn created additional availability under that facility that can be used for general corporate purposes, including scheduled debt payments, capital expenditures, potential acquisitions or the liquidity needs of our current operations.

In connection with the Offering, in January 2008 we amended our Certificate of Incorporation to increase the number of authorized shares of our common stock from 11 million shares to 20 million shares.

Note 3 – Acquisition:

On March 23, 2007, our newly-formed, wholly-owned subsidiary, Keystone-Calumet, Inc. (“Calumet”) acquired substantially all of the operating land, buildings and equipment of CaluMetals, Inc. for $3.5 million cash and a $1.1 million non-interest bearing, unsecured note.  The total consideration for the acquired assets was less than fair value, accordingly the total consideration for the land, buildings and equipment was allocated based on relative appraised values.  We also acquired inventory for a cash payment of $2.7 million, which approximated fair value.  We financed the cash payments of this acquisition through our existing revolving credit facility and term loans.  Upon acquisition, we formed a new segment, Keystone-Calumet, which includes Calumet’s results of operations from the date of acquisition.

Note 4 – Bankruptcy:

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

We emerged from bankruptcy protection on August 31, 2005.  Significant provisions of our plan of reorganization included greater employee participation in healthcare costs and an agreement (the “1114 Agreement”) with certain retirees that replaced their medical and prescription drug coverage with fixed monthly cash payments.

During 2007, the final pending claims were settled and fully adjudicated.  As a result, we distributed approximately $4.3 million in cash to our pre-petition unsecured creditors.  As a result of the final distributions, we recognized an approximate $9.0 million gain on cancellation of debt for the excess of the $13.3 million we had recognized for such allowed claims over the $4.3 million distribution of cash.

Additionally, as a result of the settlement and adjudication of the final pending claims, the trustee of the trust for our pre-petition unsecured creditors other than Contran finalized the distribution of shares of our common stock that had been held in the trust on behalf of such pre-petition unsecured creditors.  Two of our wholly-owned subsidiaries had claims against KCI in the bankruptcy which were in the pool of allowed claims of pre-petition unsecured creditors other than Contran, and as a result these subsidiaries received an aggregate of approximately 398,000 shares of our own stock as part of the bankruptcy distribution.  We have recorded the 398,000 shares of stock received by our subsidiaries as treasury stock in our Consolidated Financial Statements.  These subsidiaries were also entitled to their pro-rata portion of the unsecured creditors note.  As a result of these transactions we recorded an additional gain on cancellation of debt of approximately $1 million during 2007.

At the time of the final settlement and adjudication of the final pending claims, an amendment to the 1114 Agreement was in negotiation. Upon finalization of the amendment to the 1114 Agreement in 2008, we sought final closure of our bankruptcy case and on September 11, 2008, the United States Bankruptcy Court for the Eastern District of Wisconsin issued our final decree.

Note 5 – Business Segment Information:

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

•
Engineered Wire Products, Inc. (“EWP”), located in Upper Sandusky, Ohio, manufactures and sells wire mesh in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges; and

•
Keystone-Calumet, Inc. (“Calumet”), located in Chicago Heights, Illinois, manufactures and sells merchant and special bar quality products and special sections in carbon and alloy steel grades for use in agricultural, cold drawn, construction, industrial chain, service centers and transportation applications as well as in the production of a wide variety of products by original equipment manufacturers.  See Note 3.

During the first quarter of 2008, we reduced salaried headcount at KSW, which is expected to result in annual cost savings of $2.5 million.  We incurred severance expense of approximately $.8 million as a result of this reduction-in-force.

During the fourth quarter of 2008, Calumet determined it would not be able to recover the cost of its inventory in future selling prices and recognized a $1.2 million impairment charge to reduce the inventory to its net realizable value.  This impairment charge is included in cost of goods sold.

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

	Years ended December 31,
	2006	2007	2008
	(In thousands)

Net sales:
KSW	$412,866	$426,652	$542,106
EWP	58,748	52,509	63,433
Calumet	-	5,659	17,165
Elimination of intersegment sales	(31,074)	(33,642)	(60,011)

Total net sales	$440,540	$451,178	$562,693

Operating income (loss):
KSW	$6,558	$(930)	$32,174
EWP	9,464	7,702	5,338
Calumet	-	(1,391)	(2,929)
Defined benefit pension credit	55,978	80,443	73,923
OPEB credit	8,297	8,526	8,474
Gain on legal settlement	-	5,400	-
Other(1)	(547)	(1,778)	(6,487)

Total operating income	79,750	97,972	110,493

Nonoperating income (expense):
Interest expense	(4,720)	(6,073)	(3,798)
Other, net	436	601	(342)
Reorganization costs	(679)	(190)	(225)
Gain on cancellation of debt	-	10,074	-

Income before income taxes	$74,787	$102,384	$106,128

(1)Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Substantially all of our assets are located in the United States. Segment assets are comprised of all assets attributable to each reportable operating segment.  Corporate assets consist principally of the pension asset, restricted investments, deferred tax assets and corporate property, plant and equipment.

	December 31,
	2006	2007	2008
	(In thousands)
Total assets:
KSW	$162,439	$164,182	$150,021
EWP	19,381	24,189	24,758
Calumet	-	11,641	15,793
Corporate	582,116	563,011	59,161

Total	$763,936	$763,023	$249,733

	Years ended December 31,
	2006	2007	2008
	(In thousands)
Depreciation and amortization:
KSW	$13,897	$13,618	$12,754
EWP	1,040	1,477	1,913
Calumet	-	181	375
Corporate	285	158	122

Total	$15,222	$15,434	$15,164

Capital expenditures:
KSW	$12,290	$9,027	$11,516
EWP	6,388	6,807	845
Calumet	-	588	915
Corporate	61	180	22

Total	$18,739	$16,602	$13,298

Most of our products are distributed in the Midwestern, Southwestern and Southeastern United States. Information concerning geographic concentration of net sales based on location of customer is as follows:

	Years ended December 31,
	2006	2007	2008
	(In thousands)

United States	$431,122	$444,518	$550,928
Canada	8,036	5,145	7,992
Mexico	-	-	2,338
Other	1,382	1,515	1,435

Total	$440,540	$451,178	$562,693

Note 6 – Inventories, net:

	December 31,
	2007	2008
	(In thousands)

Raw materials	$6,954	$9,635
Billets	8,158	10,191
Wire rods	12,897	24,225
Work in process	5,079	-
Finished products	24,855	40,303
Supplies	19,900	20,938

Inventory at FIFO	77,843	105,292
Less LIFO reserve	24,292	34,434

Total	$53,551	$70,858

We believe our LIFO reserve represents the excess of replacement or current cost over the stated LIFO value of our inventories.

Note 7 - Notes payable and long-term debt:

	December 31,
	2007	2008
	(In thousands)

Wachovia revolving credit facility	$46,261	$3,264
8% Notes	17,160	9,108
UC Note	2,501	-
Term loans:
Wachovia	16,286	10,953
County	8,499	7,441
Other	870	864

Total debt	91,577	31,630
Less current maturities	62,175	18,848

Total long-term debt	$29,402	$12,782

Wachovia Facility.  We obtained an $80 million secured credit facility from Wachovia in connection with our emergence from Chapter 11 (the “Wachovia Facility”) in 2005.  Proceeds from the Wachovia Facility were used to extinguish our DIP credit facilities and certain EWP financing that was then outstanding and to provide working capital for our reorganized company.  During the first quarter of 2007, the Wachovia Facility was amended, increasing the total committed facility amount from $80.0 million to $100.0 million, in part to finance the CaluMetals acquisition.  The Wachovia Facility includes a term loan in the amount of up to $25.0 million, subject to a borrowing base calculation based on the market value of our real property and equipment.  To the extent there is sufficient borrowing base, the term loan portion of the Wachovia Facility can be reloaded in the amount of $10.0 million.  The portion of the credit facility in excess of the term loan balance and outstanding letters of credit is available as a revolving credit facility subject to a borrowing base calculation based on eligible receivables and inventory balances.  At December 31, 2008, letters of credit for $5.5 million were outstanding and unused credit available for borrowing under the Wachovia facility was $46.5 million.

Interest rates on the credit facility range from the prime rate to the prime rate plus ..5%, depending on our excess availability, as defined in the credit agreement (7.75% and 5.57% at December 31, 2007 and 2008, respectively).  The Wachovia Facility also provides for a LIBOR interest rate option.

The Wachovia Facility requires our daily net cash receipts to be used to reduce the outstanding borrowings, which results in us maintaining zero cash balances so long as there is an outstanding balance under this facility.  Accordingly, any outstanding balances under the revolving credit portion of the Wachovia Facility are always classified as a current liability, regardless of the maturity date of the facility. We are also required to annually pay down the term loan portion of the facility in the amount of 25% of excess cash flow, as defined in the agreement, subject to a $2.0 million annual and a $5.0 million aggregate limit.  Otherwise, the principal portion of the term notes is amortized over either 60 or 84 months, depending on the underlying collateral.  The Wachovia Facility is collateralized by substantially all of our operating assets.  All unpaid term note principal and interest as well as the balance of the revolving credit facility is due upon maturity of the Wachovia Facility in August 2010.

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

We paid the lender approximately $.4 million of diligence, commitment and closing fees upon commencement of this facility in August of 2005 and we paid an additional $.2 million in connection with the amendment during the first quarter of 2007.  We amortize these fees over the life of the facility.

8% Notes.  Prior to 2006, we retired the majority of our then outstanding 9 5/8% Notes in a voluntary exchange for, among other things, $19.8 million principal amount of 8% Notes. We accounted for this exchange in accordance with SFAS No. 15, Accounting by Debtors and Creditors for troubled Debt Restructurings.  In accordance with SFAS No. 15, the 8% Notes were recorded at their aggregate undiscounted future cash flows (both principal and interest), and thereafter both principal and interest payments are accounted for as a reduction of the carrying amount of the debt.  Therefore, we do not recognize any interest expense on the 8% Notes.  The 8% Notes bear simple interest at 8% per annum, one-half of which will be paid in cash on a semi-annual basis and one-half will be deferred and be paid together with the principal, which is payable in three installments, one-third of which we paid in each of March 2007 and 2008.  The remaining one-third is due in March 2009.

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

Prior to 2006, Contran purchased $18.3 million of the total $19.8 million principal amount at maturity of the 8% Notes.  As such, approximately $15.9 million and $8.4 million of the recorded liability for the 8% Notes at December 31, 2007 and 2008, respectively, was payable to Contran.

UC Note. In connection with our emergence from Chapter 11 in 2005, we provided a $4.8 million note to KCI’s pre-petition unsecured creditors (the “UC Note”).  The UC Note accrued interest until October 2006 at 12% per annum, compounded on the first business day of each calendar quarter.  Such interest was deferred and converted to principal.  In October 2006, the UC Note began accruing interest at 8% per annum and interest payments were due on the first day of each calendar quarter. The first principal payment on the UC Note was due on January 1, 2007 in the amount of $1.5 million.  Quarterly principal payments of $.4 million were due on the first day of each calendar quarter until the UC Note was paid in full.  In April 2008, we paid the entire outstanding balance of our UC Note of $2.1 million, although $.7 million was not due until 2009.

County Term Loan.  Prior to 2006, we received a $10 million term loan from the County of Peoria, Illinois (the “County Term Loan”).  Proceeds from the County Term Loan were used to reduce the outstanding balance of our revolving credit facility.

The County Term Loan did not bear interest until it was amended in May of 2007.  The amendment reduced the $10.0 million principal payment that would otherwise have been due on June 1, 2007 to $1.0 million and required that the remaining $9.0 million principal amount bear interest at a rate of 7.5% per annum.  Principal and interest will be paid in semi-annual installments of $.8 million through June 1, 2014.  All other significant terms and conditions of the County Term Loan remain unchanged.

The County Term Loan is collateralized by a second priority lien on the real property and other fixed assets comprising KSW’s steel mill in Peoria, Illinois.

Aggregate maturities of long-term debt at December 31, 2008.  We have significant cash commitments in 2009.  We may attempt to renegotiate certain credit facilities, including extending the dates of scheduled principal payments.  Overall, we believe our cash flows from operating activities combined with availability under our credit agreement will be sufficient to enable us to meet our cash flow needs.  The aggregate future maturities of notes payable and long-term debt at December 31, 2008 are shown in the following table.

Year ending December 31,	Amount
(In thousands)

2009	$18,848
2010	5,351
2011	2,062
2012	1,696
2013	1,585
2014 and thereafter	2,339
Total	$31,881

Note 8 - Income taxes:

Summarized below are (i) the differences between the provision for income taxes and the amounts that would be expected using the U. S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision for income taxes.

	Years ended December 31,
	2006	2007	2008
	(In thousands)

Expected tax provision, at statutory rate	$26,175	$35,835	$37,146
U.S. state income taxes, net	2,432	2,444	2,842
Deferred tax asset valuation allowance	(10,675)	-	-
Release of contingency reserve	(1,011)	-	-
Other, net	134	(660)	26

Provision for income taxes	$17,055	$37,619	$40,014

Provision for income taxes:
Currently payable (refundable):
U.S. federal	$273	$(45)	$3,453
U.S. state	(535)	190	740

Net currently payable (refundable)	(262)	145	4,193
Deferred income taxes, net	17,317	37,474	35,821

Provision for income taxes	$17,055	$37,619	$40,014

Comprehensive provision for income taxes allocable to:
Net income	$17,055	$37,619	$40,014
Other comprehensive income (loss):
Pension plans	133,947	(34,626)	(215,823)
OPEB plans	33,877	(3,315)	(10,764)

	$184,879	$(322)	$186,573

The components of the net deferred tax asset/(liability) are summarized below.

	December 31,
	2007		2008
	Assets	Liabilities	Assets	Liabilities
	(In thousands)

Tax effect of temporary differences relating to:
Inventories	$4,492	$-	$6,806	$-
Property and equipment	-	(12,389)	-	(12,819)
Pension asset	-	(205,222)	-	(15,169)
Accrued OPEB cost	11,775	-	16,398	-
Accrued liabilities	6,207	-	8,809	-
Other deductible differences	2,010	-	1,264	-
Net operating loss carryforwards	2,457	-	11	-
Alternative minimum tax and other credit carryforwards	5,997	-	789	-

Gross deferred tax assets / (liabilities)	32,938	(217,611)	34,077	(27,988)
Reclassification, principally netting by tax jurisdiction	(22,883)	22,883	(19,704)	19,704

Net deferred tax asset / (liability)	10,055	(194,728)	14,373	(8,284)
Less current deferred tax asset	10,055	-	14,373	-

Noncurrent deferred tax liability	$-	$(194,728)	$-	$(8,284)

	Years ended December 31,
	2006	2007	2008
	(In thousands)

Increase (decrease) in valuation allowance:
Increase in certain deductible temporary differences which the Company believes do not meet the "more-likely-than-not" recognition criteria:
Recognized in net income	$(10,675)	$-	$-

	$(10,675)	$-	$-

Prior to 2006, considering all factors believed to be relevant, our gross deferred tax assets did not meet the more-likely-than-not realizability test.  As such, we had provided a deferred income tax asset valuation allowance to fully offset our net deferred income tax asset.  During the first six months of 2006, we recorded taxable income in excess of our available federal income tax net operating loss carryforwards.  As such and after considering all of the available evidence, the valuation allowance related to our net deferred income tax assets was completely reversed during the first six months of 2006.  We believe the realization of our remaining gross deferred income tax assets (including an alternative minimum tax credit carryforward) meet the more-likely-than-not realizability test at December 31, 2008.

At December 31, 2008, we had approximately $.7 million of alternative minimum tax credit carryforwards that have no expiration date.

Note 9 - Pensions and other postretirement benefits:

We sponsor several pension plans and postretirement benefit (“OPEB”) plans for certain active employees and certain retirees.  The benefits under our defined benefit plans are based upon years of service and employee compensation.

Amendments

The 1114 Agreement replaced certain retirees’ medical and prescription drug coverage with fixed monthly cash payments and provided for supplemental monthly cash payments to these retirees for a particular year if, in the prior year, we achieved certain levels of free cash flow, as defined in the 1114 Agreement.  On August 29, 2008, the 1114 Agreement was amended to, among other things, eliminate the ability of the retirees to receive supplemental monthly cash payments in exchange for increased fixed monthly cash payments.  As a result of the amendment to the 1114 Agreement, and in accordance with GAAP, we remeasured our OPEB obligation at the date of the 1114 Agreement amendment (using a discount rate of 6.9%), and we recorded the increased OPEB obligation as accumulated other comprehensive income, net of tax, which will be amortized over the remaining life expectancy of the affected retirees.

The amendment also provided for a one-time, lump-sum, supplemental payment that aggregated $.4 million in settlement of a dispute regarding the free cash flow calculation for 2005, which impacted the supplemental monthly payments for 2006.  We recorded the expense associated with this settlement as a reduction of our 2008 OPEB credit.

Additionally, under the terms of the amended 1114 Agreement, we are now permitted, but not required, to create supplemental benefits under one of our defined benefit pension plans in lieu of us paying the benefits granted by the 1114 Agreement.  We have the ability to decide whether or not to exercise such rights on a year-by-year basis.  Subsequent to entering into the amended 1114 Agreement, and prior to December 31, 2008, we also amended the terms of one of our defined benefit pension plans to provide for such supplemental pension benefits for the months of June through December of 2008 (approximately $2.3 million) and all of 2009 (approximately $3.1 million).  As a result of creating this supplemental pension benefit, our accumulated OPEB benefit obligation was reduced, and our accumulated defined benefit pension obligation was increased, by an aggregate of approximately $5.4 million.

Adoption of SFAS No. 158

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost or credit we recognize in net income.  We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006.  We now recognize all changes in the funded status of these plans through comprehensive income, net of tax.  Any future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost or credit, or through other comprehensive income.   To the extent the net periodic benefit cost included amortization of unrecognized actuarial gains and losses and prior service costs or credits, which were previously recognized as a component of accumulated other comprehensive income at December 31, 2006, the effect on retained earnings, net of income taxes, was offset by a change in accumulated other comprehensive income.

Employer Contributions and Plan Benefit Payments

Our funding policy is to contribute annually the minimum amount required under ERISA regulations plus additional amounts as we deem appropriate.  We do not anticipate being required to fund any contributions to our defined benefit pension plans during 2009.  We anticipate contributing approximately $1.4 million to our other OPEB plans during 2009.  Benefit payments to plan participants, which reflect expected future service, as appropriate, are expected to be the equivalent of:

	Pension Benefits	Other Benefits
	(In thousands)

2009 (1)	$31,600	$1,370
2010	28,500	4,340
2011	28,600	4,240
2012	28,500	4,150
2013	28,500	4,040
2014 – 2018	139,400	18,720

    (1)   Pension benefits in 2009 include the supplemental pension benefits created in lieu of the payments that would have been due under the amended 1114 Agreement, which are excluded from the other benefit payments.

Funded Status

We use a December 31st measurement date for our defined benefit pension and OPEB plans.  The following tables provide the funded status of our plans and a reconciliation of the changes in our plans' projected benefit obligations and fair value of assets for the years ended December 31, 2007 and 2008:

	Pension Benefits		Other Benefits
	2007	2008	2007	2008
	(In thousands)

Change in projected benefit obligations ("PBO"):
Balance at beginning of the year	$376,884	$369,020	$35,162	$31,649
Service cost	3,724	3,130	204	128
Interest cost	21,893	22,568	1,892	2,119
Plan amendment	78	37	-	23,228
Actuarial gains	(5,817)	(5,576)	(1,809)	(5,332)
Benefits paid	(27,742)	(30,303)	(3,800)	(2,458)
1114 Agreement benefits extinguished by increased pension benefits	-	5,402	-	(5,402)

Balance at end of the year	$369,020	$364,278	$31,649	$43,932

Change in plan assets:
Fair value at beginning of the year	$934,163	$914,676	$-	$-
Actual return on plan assets	8,255	(479,763)	-	-
Employer contributions	-	-	3,800	2,458
Benefits paid	(27,742)	(30,303)	(3,800)	(2,458)

Fair value at end of the year	$914,676	$404,610	$-	$-

Funded status	$545,656	$40,332	$(31,649)	$(43,932)

Amounts recognized in the Consolidated Balance Sheets:
Pension asset	$545,656	$41,651	$-	$-
Noncurrent accrued pension costs	-	(1,319)	-	-
Accrued OPEB costs:
Current	-	-	(4,482)	(1,372)
Noncurrent	-	-	(27,167)	(42,560)
	545,656	$40,332	(31,649)	(43,932)

Accumulated other comprehensive income:
Prior service cost (credit)	12,553	11,361	(186,446)	(148,921)
Actuarial losses (gains)	(276,637)	298,400	105,187	96,279
	(264,084)	309,761	(81,259)	(52,642)

Total	$281,572	$350,093	$(112,908)	$(96,574)

Accumulated benefit obligations (“ABO”) of pension plans	$364,021	$359,780

Pension plan for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$-	$100,525
Accumulated benefit obligation	-	96,026
Fair value of plan assets	-	99,206

The amounts shown in the table above for unamortized actuarial gains and losses and prior service credits and costs at December 31, 2007 and 2008 have not been recognized as components of our periodic defined benefit cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  In accordance with SFAS No. 158, these amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2007 and 2008.  We expect approximately $18.8 million and $1.2 million of the unamortized actuarial losses and prior service cost, respectively, will be recognized as components of our periodic defined benefit pension credit in 2009 and that $8.3 million and $16.2 million of the unamortized actuarial losses and prior service credits, respectively, will be recognized as components of our OPEB credit in 2009.  The table below details the changes in other comprehensive income (loss) for the years ended December 31, 2007 and 2008.

	Pension Benefits		Other Benefits
	2007	2008	2007	2008
	(In thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendment	$(78)	$(37)	$-	$(22,812)
Net actuarial gain (loss) arising during the year	(77,978)	(564,224)	1,809	5,332
Amortization of unrecognized:
Prior service cost (credit)	1,229	1,229	(17,646)	(17,313)
Net actuarial losses (gains)	(15,238)	(10,813)	7,024	6,176

Total	$(92,065)	$(573,845)	$(8,813)	$(28,617)

Net periodic defined benefit cost or credit

The components of our net periodic defined benefit cost or credits are presented in the table below.  During 2007 and 2008, the amounts shown below for the amortization of actuarial gains and losses and prior service credits and costs, net of deferred income taxes, were recognized as components of our accumulated other comprehensive income at December 31, 2006 and December 31, 2007, respectively.

	Pension Benefits			Other Benefits
	2006	2007	2008	2006	2007	2008
	(In thousands)

Service cost	$3,569	$3,724	$3,130	$247	$204	$128
Interest cost	21,041	21,893	22,568	1,972	1,892	2,119
Expected return on plan assets	(73,152)	(92,051)	(90,037)	-	-	-
Amortization of:
Prior service cost (credit)	1,126	1,229	1,229	(17,645)	(17,646)	(17,313)
Net actuarial losses (gains)	(8,562)	(15,238)	(10,813)	7,129	7,024	6,176
Settlement of 2006 1114 Agreement benefits	-	-	-	-	-	416
Total benefit cost (credit)	$(55,978)	$(80,443)	$(73,923)	$(8,297)	$(8,526)	$(8,474)

Actuarial assumptions

A summary of our key actuarial assumptions used to determine the present value of benefit obligations as of December 31, 2007 and 2008 are shown in the following table:

	Pension Benefits		Other Benefits
	2007	2008	2007	2008

Discount rate	6.3%	6.2%	6.3%	6.2%
Rate of compensation increase	3.0%	3.4%	-	-

A summary of our key actuarial assumptions used to determine the net periodic pension and other retiree benefit credit or expense during 2006, 2007 and 2008 are shown in the following table:

	Pension Benefits			Other Benefits
	2006	2007	2008	2006	2007	2008

Discount rate	6.0%	5.8%	6.3%	5.5%	5.8%	6.5%
Expected return on plan assets	10.0%	10.0%	10.0%	-	-	-
Rate of compensation increase	3.0%	3.0%	3.0%	-	-	-

Variances from actuarially assumed rates will result in increases or decreases in pension assets, accumulated defined benefit obligations, net periodic defined benefit credits or expense and funding requirements in future periods.

At December 31, 2007 and 2008, substantially all of our defined benefit pension plans’ net assets were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefit plans sponsored by Contran and certain of its affiliates.

The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) while utilizing both third-party investment managers as well as investments directed by Harold C. Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The CMRT's investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT.  The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return.  For the years ended December 31, 2006, 2007 and 2008, the assumed long-term rate of return for plan assets invested in the CMRT was 10%.  In determining the appropriateness of the long-term rate of return assumption, we considered the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers.  From the CMRT’s inception in 1987 through December 31, 2008, the average annual rate of return of the CMRT (excluding the CMRT’s investment in certain securities of affiliated entities) has been approximately 11%.  At December 31, 2008, the asset mix of the CMRT was 64% in U.S. equity securities, 29% in U.S. fixed income securities, 4% in international equity securities and 3% in cash and other investments (2007 – 93%, 2%, 5% and 0%, respectively).

We also maintain several defined contribution pension plans.  Expense related to these plans was $2.0 million in each of 2006 and 2007 and $2.1 million in 2008.

Note 10 - Environmental matters:

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us.  Such costs include, among other things, expenditures for remedial site investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation.  The extent of liability cannot be determined until site investigation studies are completed.  At December 31, 2008 we have accrued $5.1 million for the costs of the sites that we believe are probable and reasonably estimable.  The upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $6.6 million, including the current accrual.  Our estimate of such costs has not been discounted to present value due to the uncertainty of the timing of the pay out.  It is possible our actual costs could differ from the amounts we have accrued or the upper end of the range for the sites where we have been named a defendant.  Our ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs or a determination that we are potentially responsible for the release of hazardous substances at other sites.  Although we believe our comprehensive general liability insurance policies provide indemnification for certain costs that we incur with respect to our environmental remediation obligations, we do not currently have receivables recorded for such recoveries and, other than certain previously-reported settlements with respect to certain of our former insurance carriers, we have not recognized any material insurance recoveries.

The exact time frame over which we make payments with respect to our accrued environmental costs is unknown and is dependent upon, among other things, the timing of the actual remediation process, which in part depends on factors outside our control.  At each balance sheet date, we make an estimate of the amount of our accrued environmental costs that will be paid out over the subsequent 12 months, and we classify such amount as a current liability.  We classify the remainder of the accrued environmental costs as noncurrent liabilities. See Note 12.

More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.  A summary of activity in our environmental accruals for the three years ended December 31, 2008 is as follows:

	Years ended December 31,
	2006	2007	2008
	(In thousands)

Balance at beginning of period	$15,412	$13,252	$5,282
Expense	-	-	504
Payments, net	(2,160)	(3,288)	(661)
Cancellation of debt	-	(4,682)	-

Balance at end of period	$13,252	$5,282	$5,125

We are currently involved in the closure of inactive waste management units (“WMUs”) at KSW’s Peoria, Illinois facility pursuant to a Consent Order (the “Consent Order”) and an approved closure plan by the Illinois Environmental Protection Agency (the “IEPA”) in September 1992 (“the Closure Plan”).  The original Closure Plan has been modified and the IEPA has approved a risk based closure based on the Illinois Tiered Approach to Cleanup Objectives (“TACO”).  We recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. We adjusted the recorded liability for each phase as actual remediation costs became known.  We believe we have completed the soil remediation required by the Closure Plan (as amended).  The final portion of the soil remediation documentation was submitted to the IEPA on July 1, 2008.  As a result, we currently anticipate the IEPA will issue us a letter stating the soil portion of all the WMUs are closed.  The groundwater closure portion of three of the WMUs remains open at this time and is anticipated to be closed after a specified period of “clean” semi-annual monitoring results.

As part of the Consent Order, we established a trust fund (the “Trust Fund”) in which monies were deposited to create a cash reserve for the corrective action work and for the potential of third party claims.  Through a modification of the Consent Order in 2005, we were then permitted to withdraw funds from the Trust Fund as we incurred costs related to the remediation and beginning in January 2007, we were no longer required to make quarterly deposits into the Trust Fund.  The modified Consent Order also established a penalty fee of $75,000 to cover any prior violations with the State of Illinois.  During 2006, 2007 and 2008, we paid approximately $2.2 million, $.1 million and $.2 million, respectively, in remediation costs for these waste disposal units and during 2006 we received approximately $2.9 million in funds from the trust fund.  We did not receive any funds from the trust during 2007 and 2008.  At December 31, 2007 and December 31, 2008, the Trust Fund had a balance of $2.2 million and $2.3 million, respectively, which were included in restricted investments classified as other noncurrent assets on our Consolidated Balance Sheets.

In February 2000, we received formal notice of the U.S. EPA's intent to issue a unilateral administrative order to us pursuant to section 3008(h) of the Resource Conservation and Recovery Act ("RCRA").  The draft order enclosed with this notice would require us to: (1) investigate the nature and extent of hazardous constituents present at and released from five alleged solid WMUs at KSW’s Illinois facility; (2) investigate hazardous constituent releases from "any other past or present locations at KSW’s Illinois facility where past waste treatment, storage or disposal may pose an unacceptable risk to human health and the environment"; (3) complete by September 30, 2001 an "environmental indicators report" demonstrating the containment of hazardous substances that could pose a risk to "human receptors" and further demonstrating that we "have stabilized the migration of contaminated groundwater at or from the facility”; (4) submit by January 30, 2002 proposed "final corrective measures necessary to protect human health and the environment from all current and future unacceptable risks of releases of hazardous waste or hazardous constituents at or from KSW’s Illinois facility”; and (5) complete by September 30, 2001 the closure of the sites discussed in the preceding paragraph now undergoing RCRA closure under the supervision of the IEPA.  During the fourth quarter of 2000, we entered into a modified Administrative Order on Consent (the “AOC”) which required us to conduct investigation and cleanup activities at certain solid waste management units at KSW’s Illinois facility.  On July 31, 2006, we submitted a Corrective Measures Completion Report (“CMCR”).  Based on the remedial activities conducted at the site the U.S. EPA required us to conduct several quarters of post-remediation groundwater monitoring.  Following the groundwater monitoring, we submitted a final summary on June 30, 2008 and again on December 19, 2008 requesting closure of the AOC. We are awaiting a response from the U.S. EPA.

Prior to one of our subsidiaries’ 1996 acquisition of DeSoto, Inc. (“DeSoto”), DeSoto was notified by the Texas Natural Resource Conservation Commission (the "TNRCC") that there were certain deficiencies in prior reports to the TNRCC relative to one of DeSoto’s non-operating facilities located in Gainesville, Texas.  During 1999, that subsidiary entered into the TNRCC's Voluntary Cleanup Program.  Remediation activities at this site are expected to continue for another four to five years and total future remediation costs are presently estimated to be between $.6 million and $2.0 million.  During 2006, 2007 and 2008, we paid approximately $14,000, $.2 million and $.5 million respectively, in connection with remediation efforts at this site.

In February 2009, we received a Notice of Violation from the U.S. EPA regarding alleged air permit issues at KSW.  The U.S. EPA alleges KSW (i) is exceeding its sulfur dioxide emission limits set forth in its permits, (ii) failed to apply for a permit that would be issued under the Clean Air Act and the Illinois Environmental Protection Act in connection with the installation of certain pieces of equipment in its Melt Shop and (iii) failed to monitor pH readings of a scrubber in the wire galvanizing area of the plant.  We disagree with the U.S. EPA’s assertions, and intend to meet with the U.S. EPA in March 2009 to commence discussions on a plan for addressing the U.S. EPA’s concerns.  We can make no assurance that these discussions will be successful or that we can avoid any enforcement action or resulting fines from these alleged violations.

Note 11 - Other commitments and contingencies:

Current litigation

We are engaged in various legal proceedings incidental to our normal business activities. In our opinion, none of such proceedings is material in relation to our consolidated financial position, results of operations or liquidity.

Settled litigation

We were involved in a legal proceeding with one of our former insurance carriers regarding the nature and extent of the carrier’s obligation to us under insurance policies in effect from 1945 to 1985 with respect to environmental remediation expenditures we previously made at certain sites.  In July 2007, the carrier paid us $5.4 million for settlement of this matter.  This settlement is reflected as a gain on legal settlement on our 2007 Consolidated Statement of Operations.

Lease commitments

At December 31, 2008, we are obligated under certain operating leases through 2012.  Future commitments under these leases are summarized below.

Lease commitment
(In thousands)

2009	$488
2010	133
2011	56
2012	2
Total	$679

Product supply agreement

In 1996, we entered into a fifteen-year product supply agreement with a vendor whereby the vendor constructed a plant at KSW’s Peoria, Illinois facility and, subsequently provides us with all, subject to certain limitations, of our gaseous oxygen and nitrogen needs until 2011.  In addition to specifying rates to be paid by us, including a minimum facility fee of approximately $1.2 million per year, the supply agreement also specifies provisions for adjustments to the rates and term of the supply agreement. Purchases made pursuant to the supply agreement during 2006, 2007 and 2008 amounted to $3.1 million, $3.2 million and $3.9 million, respectively.

Concentration of credit risk

All of our segments perform ongoing credit evaluations of their customers’ financial condition and, generally, require no collateral from their customers.

The percentage of each of our segments’ external sales related to their ten largest external customers and the one external customer at each of our segments that accounted for more than 10% of that segment’s external sales during 2008 is set forth in the following table:

	KSW		EWP	Calumet
	% of segments’ sales

Ten largest customers	55%		53%	50%

Customer > 10%	12	% (1)	10%	-

(1)  Sales to this customer during 2008 approximated $56.9 million, which represents 10% of our consolidated net sales.

Note 12 - Other accrued liabilities:

	December 31,
	2007	2008
	(In thousands)
Current:
Employee benefits	$10,881	$19,656
Self insurance	3,755	5,936
Environmental	217	455
Other	4,744	3,522

Total	$19,597	$29,569

Noncurrent:
Environmental	$5,065	$4,670
Workers compensation payments	1,494	1,621
Other	141	172

Total	$6,700	$6,463

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

Under the terms of an intercorporate services agreement ("ISA") entered into between us and Contran, employees of Contran provide certain management, tax planning, legal, financial and administrative services on a fee basis.  Such charges are based upon estimates of the time devoted by the employees of Contran to our affairs and the compensation of such persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, legal, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  During 2006, 2007 and 2008 the ISA fees charged by Contran aggregated approximately $1.0 million, $1.7 million and $1.8 million, respectively.

Tall Pines Insurance Company (“Tall Pines”) and EWI RE, Inc. (“EWI”) provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines is an indirect subsidiary of Valhi, Inc., a majority-owned subsidiary of Contran.  EWI is a wholly-owned subsidiary of NL Industries, Inc., a publicly-held company which is majority owned by Valhi, Inc.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies they provide or broker. We paid Tall Pines and EWI $3.7 million in 2006, $3.2 million in 2007 and $3.8 million in 2008 for insurance, reinsurance premiums paid to third parties and commissions.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect these relationships with Tall Pines and EWI will continue in 2009.

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

In July 1999, we formed Alter Recycling Company, LLC (“ARC”), a joint venture with Alter Trading Corporation (“ATC”), to operate a ferrous scrap recycling operation at KSW.  During 2004, we entered into a scrap supply agreement with ATC.  We source the majority of our ferrous scrap supply from ATC under this agreement.  During 2006, 2007, and 2008, we purchased approximately $151.2 million, $171.0 million and $268.9 million, respectively, of ferrous scrap from ATC and approximately $.5 million, $.5 million and $.7 million respectively, of ferrous scrap from ARC.

Note 14 – Recent Accounting Pronouncements:

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

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, postretirement benefit plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during 2008; therefore the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

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

Uncertain Tax Positions. In the second quarter of 2006 the FASB issued FIN No. 48, Accounting for Uncertain Tax Positions, which we adopted on January 1, 2007.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under SFAS 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  Our adoption of FIN 48 had no impact on our consolidated financial position or results of operations as we had no uncertain tax positions at January 1, 2007, December 31, 2007 or December 31, 2008.

We accrue interest and penalties on uncertain tax positions as a component of our provision for income taxes when required.  We did not accrue any interest and penalties during 2007 or 2008 and had no accrued interest or penalties at December 31, 2007 or 2008 for uncertain tax positions.  Additionally, at December 31, 2007 and December 31, 2008 we had no accrual for uncertain tax positions.

We file income tax returns in various U.S. federal, state and local jurisdictions.  Our income tax returns prior to 2005 are generally considered closed to examination by applicable tax authorities.

Postretirement Benefit Plans.  During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 will be effective for us beginning with our 2009 annual report, and we will provide the expanded disclosures about our pension plan assets at that time.

Note 15 - Quarterly financial data (unaudited):

	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)

Year ended December 31, 2007:
Net sales	$113,098	$122,665	$103,358	$112,057
Gross profit	6,367	6,668	6,435	3,800
Gain on legal settlement	-	5,400	-	-
Gain on cancellation of debt	-	-	9,031	1,043

Net income	$14,464	$17,241	$19,806	$13,254

Basic and diluted net income per share	$1.45	$1.72	$1.98	$1.33

Year ended December 31, 2008:
Net sales	$134,139	$178,027	$183,209	$67,318
Gross profit	7,126	21,737	26,342	(3,709)

Net income	$13,610	$21,919	$23,975	$6,610

Basic and diluted net income per share	$1.39	$1.81	$1.98	$0.55

Our increased profitability during the second and third quarters of 2008 as compared to the same period during 2007 was primarily due to a greater margin between ferrous scrap costs, our primary raw material, and our product selling prices.  We experienced an unprecedented 90% increase in the cost of ferrous scrap from December 2007 to August 2008.  We were able to recover these higher costs through increases in our product selling prices.  However, during the fourth quarter of 2008, the domestic and international economic crises, the resulting adverse impact of the current credit market on construction projects and a 43% decline in ferrous scrap costs from August to December 2008 resulted in customers choosing to conserve cash by liquidating inventories and limiting orders as we believe they assumed lower scrap prices would result in lower selling prices in the near future.

Fourth quarter adjustments.  On a quarterly basis, we estimate the LIFO reserve balance that will be required at the end of the year based on projections of year-end quantities and costs and we record a pro-rated, year-to-date change in the LIFO reserve from the prior year end.  At the end of each year, we calculate the required LIFO reserve balance based on actual year-end quantities and costs, which could result in a significant LIFO adjustment during the fourth quarter of each year.  Additionally, at the end of each year, we measure pension and other postretirement plan assets and obligations which could result in a significant fourth quarter adjustment to pension and opeb expense or credit.

Significant fourth quarter adjustments during 2007 included:
•
an increase in our LIFO reserve and cost of goods sold of $1.0 million ($.7 million, net of tax), a $0.07 decrease in earnings per share as compared to the quarterly pro-rata change that we would have recorded based on the third quarter inventory projections; and

•	a decrease in our defined benefit pension credit of $1.1 million ($.7 million, net of tax), a $0.07 decrease in earnings per share as compared to the quarterly credits recorded throughout the year.

Significant fourth quarter adjustments during 2008 included:
•
an increase in our LIFO reserve and cost of goods sold of $4.1 million ($2.6 million, net of tax), a $0.22 decrease in earnings per share as compared to the quarterly pro-rata change that we would have recorded based on the third quarter inventory projections;

•	an impairment charge to reduce Calumet’s inventory to its net realizable value of $1.2 million ($.7 million, net of tax), a $0.06 decrease in earnings per share; and
•	income related to KSW obtaining an excise tax exemption on 2007 and 2008 electricity costs of $2.2 million ($1.3 million, net of tax), a $0.12 increase in earnings per share.