Form 10-Q
period 2009-03-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2009-05-06
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009	Commission file number 1-3919

Keystone Consolidated Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	37-0364250
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(972) 458-0028

Indicate by check mark:

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes___   No ____

        *    The registrant has not yet been phased into the interactive data requirements.

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

Number of shares of common stock outstanding on May 6, 2009: 12,101,932

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
ASSETS	2008	2009
		(unaudited)

Current assets:
Accounts receivable, net	$26,612	$32,112
Inventories	70,858	49,038
Deferred income taxes	14,373	14,373
Income taxes receivable	-	3,504
Prepaid expenses and other	2,724	2,118

Total current assets	114,567	101,145

Property, plant and equipment:
Land	1,468	1,468
Buildings and improvements	59,598	59,735
Machinery and equipment	317,573	322,260
Construction in progress	9,421	6,632
	388,060	390,095
Less accumulated depreciation	298,073	301,627

Net property, plant and equipment	89,987	88,468

Other assets:
Restricted investments	2,277	2,277
Pension asset	41,651	45,030
Other, net	1,251	1,182

Total other assets	45,179	48,489

Total assets	$249,733	$238,102

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	March 31,
	2008	2009
		(unaudited)

Current liabilities:
Notes payable and current maturities of long-term debt	$18,848	$22,549
Accounts payable	7,776	6,094
Accrued OPEB cost	1,372	1,372
Income taxes payable	1,116	-
Other accrued liabilities	29,569	18,083

Total current liabilities	58,681	48,098

Noncurrent liabilities:
Long-term debt	12,782	11,457
Accrued pension cost	1,319	1,202
Accrued OPEB cost	42,560	42,920
Deferred income taxes	8,284	10,460
Other accrued liabilities	6,463	6,790

Total noncurrent liabilities	71,408	72,829

Stockholders' equity:
Common stock	125	125
Additional paid-in capital	100,111	100,111
Accumulated other comprehensive loss	(160,415)	(158,510)
Retained earnings	180,619	176,245
Treasury stock	(796)	(796)

Total stockholders' equity	119,644	117,175

Total liabilities and stockholders’ equity	$249,733	$238,102

Commitments and contingencies (Note 5)

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended March 31,
	2008	2009
	(unaudited)

Net sales	$134,139	$60,475
Cost of goods sold	(127,013)	(62,274)

Gross margin (loss)	7,126	(1,799)

Other operating income (expense):
Selling expense	(1,871)	(1,606)
General and administrative expense	(3,673)	(3,058)
Defined benefit pension credit (expense)	18,996	(1,515)
Other postretirement benefit credit	2,198	1,260

Total other operating income (expense)	15,650	(4,919)

Operating income (loss)	22,776	(6,718)

Nonoperating income (expense):
Interest expense	(1,313)	(332)
Other income (expense), net	390	(2)

Total nonoperating expense	(923)	(334)

Income (loss) before income taxes	21,853	(7,052)

Income tax benefit (expense)	(8,243)	2,678

Net income (loss)	$13,610	$(4,374)

Basic and diluted income (loss) per share	$1.39	$(0.36)

Basic and diluted weighted average shares outstanding	9,794	12,102

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2008	2009
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$13,610	$(4,374)
Depreciation and amortization	3,949	3,597
Deferred income taxes	8,182	1,027
Defined benefit pension expense (credit)	(18,996)	1,515
OPEB credit	(2,198)	(1,260)
OPEB payments	(966)	(337)
Bad debt expense (credit)	(7)	949
Inventory impairment	-	1,495
Other, net	285	153
Change in assets and liabilities:
Accounts receivable	(13,336)	(6,449)
Inventories	3,530	20,325
Accounts payable	(1,917)	(1,682)
Accrued liabilities	434	(11,159)
Income taxes	(16)	(4,620)
Other, net	556	623

Net cash used in operating activities	(6,890)	(197)

Cash flows from investing activities:
Capital expenditures	(1,882)	(2,162)
Restricted investments, net	(15)	-
Other, net	360	-

Net cash used in investing activities	(1,537)	(2,162)

Cash flows from financing activities:
Issuance of common stock	24,713	-
Revolving credit facility, net	(6,524)	12,809
Principal payments on other notes payable and long-term debt	(9,625)	(10,443)
Deferred financing costs paid	(137)	(7)

Net cash provided by financing activities	8,427	2,359

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures: Cash paid for:
Interest, net of amount capitalized	$1,104	$126
Income taxes, net	78	915

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
Three months ended March 31, 2009
(In thousands)

	Common	Additional paid-in	Accumulated other comprehensive income (loss)		Retained	Treasury		Comprehensive
	stock	capital	Pensions	OPEB	earnings	stock	Total	income (loss)
	(unaudited)

Balance – December 31, 2008	$125	$100,111	$(193,258)	$32,843	$180,619	$(796)	$119,644

Net loss	-	-	-	-	(4,374)	-	(4,374)	$(4,374)

Amortization of actuarial losses, net of tax	-	-	2,934	1,302	-	-	4,236	4,236

Amortization of prior service cost (credit), net of tax	-	-	192	(2,523)	-	-	(2,331)	(2,331)

Balance – March 31, 2009	$125	$100,111	$(190,132)	$31,622	$176,245	$(796)	$117,175

Comprehensive loss								$(2,469)

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

Note 1 – Organization and basis of presentation:

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the Securities and Exchange Commission (“SEC”) on March 12, 2009 (the “2008 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  Certain reclassifications have been made to conform the prior year’s Condensed Consolidated Financial Statements to the current year’s classifications.  As compared to the 2008 Annual Report, we have omitted certain information and footnote disclosures from this Quarterly Report that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended March 31, 2009 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2008 Consolidated Financial Statements contained in the 2008 Annual Report.

At March 31, 2009, Contran Corporation (“Contran”) owned approximately 62% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Keystone Consolidated Industries, Inc. (“KCI”) and its subsidiaries, taken as a whole.

Note 2 – Business segment information:

Our operating segments are organized by our manufacturing facilities and include three reportable segments:

•
Keystone Steel & Wire (“KSW”), located in Peoria, Illinois, operates an electric arc furnace mini-mill and manufactures and sells billets, wire rod, coiled rebar, industrial wire and fabricated wire products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets;

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

	Three months ended March 31,
	2008	2009
	(In thousands)
Net sales:
KSW	$131,040	$53,993
EWP	13,052	7,161
Calumet	3,303	1,918
Elimination of intersegment sales	(13,256)	(2,597)

Total net sales	$134,139	$60,475

Operating income (loss):
KSW	$2,410	$(4,450)
EWP	1,478	(326)
Calumet	(692)	(2,471)
Pension credit (expense)	18,996	(1,515)
OPEB credit	2,198	1,260
Other(1)	(1,614)	784

Total operating income (loss)	22,776	(6,718)

Nonoperating income (expense):
Interest expense	(1,313)	(332)
Other income (expense), net	390	(2)

Income (loss) before income taxes	$21,853	$(7,052)

(1) Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

During the first quarter of 2009, Calumet determined it was probable they would not recover the cost of certain inventory items in future selling prices and recognized a $1.5 million impairment charge to reduce these inventory items to their estimated net realizable values.  This impairment charge is included in Calumet’s cost of goods sold.

On a quarterly basis, we estimate the LIFO reserve balance that will be required at the end of the year based on projections of year-end quantities and costs and we record a pro-rated, year-to-date change in the LIFO reserve from the prior year end.  At the end of each year, we calculate the required LIFO reserve balance based on actual year-end quantities and costs.  During the first quarter of 2009, we decreased the KSW and EWP individual LIFO inventory reserves by $3.4 million and $1.1 million, respectively, primarily due to an estimated substantial deflation of raw material costs and inventory levels from December 2008 to December 2009.  We increased the individual KSW and EWP LIFO reserves during the first quarter of 2008 by $688,000 and $239,000, respectively.  Changes in LIFO reserves are reflected in cost of goods sold.

We increased the allowance for bad debts at KSW by $906,000 during the first quarter of 2009 due to the general adverse impact of the current economic environment on the liquidity of KSW’s customers.

Note 3 – Inventories, net:

	December 31,	March 31,
	2008	2009
	(In thousands)

Raw materials	$9,635	$10,341
Billets	10,191	5,689
Wire rod	24,225	7,978
Work in process	6,657	6,967
Finished products	33,646	26,323
Supplies	20,938	21,687

Inventory at FIFO	105,292	78,985
Less LIFO reserve	34,434	29,947

Total	$70,858	$49,038

We believe our LIFO reserve represents the excess of replacement or current cost over the stated LIFO value of our inventories.  See also Note 2.

Note 4 - Notes payable and long-term debt:

	December 31,	March 31,
	2008	2009
	(In thousands)

Wachovia revolving credit facility	$3,264	$16,073
8% Notes	9,108	-
Term loans:
Wachovia	10,953	9,619
County	7,441	7,441
Other	864	873

Total debt	31,630	34,006
Less current maturities	18,848	22,549

Total long-term debt	$12,782	$11,457

During the first quarter of 2009, we made the final payment on our 8% Notes.

Note 5 – Environmental matters and other commitments and contingencies:

We have been named as a defendant for certain sites pursuant to laws in governmental and private actions associated with environmental matters, including waste disposal sites and facilities currently or previously owned, operated or used by us.  These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources.  Certain of these proceedings involve claims for substantial amounts.

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us.  Such costs include, among other things, expenditures for remedial site investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation.  The extent of liability cannot be determined until site investigation studies are completed.  At March 31, 2009 the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $6.5 million, including the current accrual of $5.0 million.  Our cost estimates have not been discounted to present value due to the uncertainty of the timing of the pay out.  It is possible our actual costs could differ materially from the amounts we have accrued or the upper end of the range for the sites where we have been named a defendant.  Our ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs or a determination that we are potentially responsible for the release of hazardous substances at other sites.  Although we believe our comprehensive general liability insurance policies provide indemnification for certain costs that we incur with respect to our environmental remediation obligations, we do not currently have receivables recorded for any such recoveries.

The exact time frame over which we make payments with respect to our accrued environmental costs is unknown and is dependent upon, among other things, the timing of the actual remediation process, which in part depends on factors outside our control.  At each balance sheet date, we make an estimate of the amount of our accrued environmental costs that will be paid out over the subsequent 12 months, and we classify such amount as a current liability.  We classify the remainder of the accrued environmental costs as noncurrent liabilities. See Note 6.

More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.  A summary of activity in our environmental accruals for the three months ended March 31, 2009 is as follows:

Three months ended March 31, 2009
(In thousands)

Balance at December 31, 2008	$5,125
Payments	(130)

Balance at March 31, 2009	$4,995

We are currently involved in the closure of inactive waste management units (“WMUs”) at KSW’s Peoria, Illinois facility pursuant to a Consent Order (the “Consent Order”) and a closure plan approved by the Illinois Environmental Protection Agency (the “IEPA”) in September 1992 (the “Closure Plan”).  The original Closure Plan has been modified and the IEPA has approved a risk based closure based on the Illinois Tiered Approach to Cleanup Objectives.  We recorded an estimated liability for remediation of the impoundments and waste piles based on a six-phase remediation plan. We adjusted the recorded liability for each phase as actual remediation costs became known.  We believe we have completed the soil remediation required by the Closure Plan (as amended).  The final portion of the soil remediation documentation was submitted to the IEPA on July 1, 2008.  As a result, we currently anticipate the IEPA will issue us a letter stating the soil portion of all the WMUs are closed.  The groundwater closure portion of three of the WMUs remains open at this time and is anticipated to be closed after a specified period of “clean” semi-annual monitoring results.

As part of the Consent Order, we established a trust fund (the “Trust Fund”) in which monies were deposited to create a cash reserve for the corrective action work and for the potential of third party claims.  Through a modification of the Consent Order in 2005, we were then permitted to withdraw funds from the Trust Fund as we incurred costs related to the remediation and beginning in January 2007, we were no longer required to make quarterly deposits into the Trust Fund.  The modified Consent Order also established a penalty fee of $75,000 to cover any prior violations with the State of Illinois.  During the first quarter of 2008 and 2009, we paid approximately $49,000 and $55,000, respectively, in remediation costs for these waste disposal units and we did not receive any funds from the Trust Fund.  The Trust Fund balance was $2.3 million at both December 31, 2008 and March 31, 2009, which is included in restricted investments classified as other noncurrent assets on our Condensed Consolidated Balance Sheets.

In February 2000, we received formal notice of the U.S. EPA's intent to issue a unilateral administrative order to us pursuant to section 3008(h) of the Resource Conservation and Recovery Act ("RCRA").  The draft order enclosed with this notice would require us to: (1) investigate the nature and extent of hazardous constituents present at and released from five alleged solid WMUs at KSW’s Illinois facility; (2) investigate hazardous constituent releases from "any other past or present locations at KSW’s Illinois facility where past waste treatment, storage or disposal may pose an unacceptable risk to human health and the environment"; (3) complete by September 30, 2001 an "environmental indicators report" demonstrating the containment of hazardous substances that could pose a risk to "human receptors" and further demonstrating that we "have stabilized the migration of contaminated groundwater at or from the facility”; (4) submit by January 30, 2002 proposed "final corrective measures necessary to protect human health and the environment from all current and future unacceptable risks of releases of hazardous waste or hazardous constituents at or from KSW’s Illinois facility”; and (5) complete by September 30, 2001 the closure of the sites discussed in the preceding paragraph now undergoing RCRA closure under the supervision of the IEPA.  During the fourth quarter of 2000, we entered into a modified Administrative Order on Consent (the “AOC”) that required us to conduct investigation and cleanup activities at certain solid waste management units at KSW’s Illinois facility.  On July 31, 2006, we submitted a Corrective Measures Completion Report (“CMCR”) to the U.S. EPA.  Based on the remedial activities conducted at the site, the U.S. EPA required us to conduct several quarters of post-remediation groundwater monitoring.  Following the groundwater monitoring, we submitted a final summary on June 30, 2008 and again on December 19, 2008 requesting closure of the AOC. We are awaiting a response from the U.S. EPA.

Prior to one of our subsidiaries’ 1996 acquisition of DeSoto, Inc. (“DeSoto”), DeSoto was notified by the Texas Natural Resource Conservation Commission (the "TNRCC") that there were certain deficiencies in prior reports to the TNRCC relative to one of DeSoto’s non-operating facilities located in Gainesville, Texas.  During 1999, that subsidiary entered into the TNRCC's Voluntary Cleanup Program.  Remediation activities at this site are expected to continue for another four to five years and total future remediation costs are presently estimated to be between $.5 million and $2.0 million.  During the first quarter of 2008 and 2009, we paid approximately $142,000 and $75,000 respectively, in connection with remediation efforts at this site.

In February 2009, we received a Notice of Violation from the U.S. EPA regarding alleged air permit issues at KSW.  The U.S. EPA alleges KSW (i) is exceeding its sulfur dioxide emission limits set forth in its permits, (ii) failed to apply for a permit that would be issued under the Clean Air Act and the Illinois Environmental Protection Act in connection with the installation of certain pieces of equipment in its Melt Shop and (iii) failed to monitor pH readings of a scrubber in the wire galvanizing area of the plant.  We disagree with the U.S. EPA’s assertions, and we are in discussions with the U.S. EPA regarding a plan for addressing their concerns.  We can make no assurance that these discussions will be successful or that we can avoid any enforcement action or resulting fines from these alleged violations.

Other current litigation

We are engaged in legal proceedings incidental to our normal business activities. In our opinion, none of such proceedings is material in relation to our consolidated financial position, results of operations or liquidity.

Note 6 - Other accrued liabilities:

	December 31,	March 31,
	2008	2009
	(In thousands)
Current:
Employee benefits	$19,656	$9,945
Self insurance	5,936	4,437
Environmental	455	400
Other	3,522	3,301

Total	$29,569	$18,083

Noncurrent:
Environmental	$4,670	$4,595
Workers compensation payments	1,621	2,017
Other	172	178

Total	$6,463	$6,790

Note 7 – Employee benefit plans:

We currently expect to record a defined benefit pension expense of $6.1 million during 2009 and we anticipate that no cash contributions will be required during 2009.  The components of our net periodic defined benefit pension expense (credit) for the first quarter of 2008 and 2009 are presented in the table below.

	Three months ended March 31,
	2008	2009
	(In thousands)

Service cost	$861	$814
Interest cost	5,578	5,410
Expected return on plan assets	(23,046)	(9,720)
Amortization of accumulated other comprehensive income:
Prior service cost	307	308
Actuarial losses (gains)	(2,696)	4,703

Total pension expense (credit)	$(18,996)	$1,515

We currently expect our 2009 OPEB credit will be $5.0 million.  As allowed under certain of our amended benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2009 benefit payments due under one of our OPEB plans.  As such, we anticipate contributing an aggregate of only $1.4 million to our OPEB plans during 2009. The components of our net periodic credit related to OPEB for the first quarter of 2008 and 2009 are presented in the table below.

	Three months ended March 31,
	2008	2009
	(In thousands)

Service cost	$52	$24
Interest cost	533	672
Amortization of accumulated other comprehensive income:
Prior service credit	(4,411)	(4,044)
Actuarial losses	1,628	2,088

Total OPEB credit	$(2,198)	$(1,260)

Future variances from assumed actuarial rates, including the rate of return on our defined benefit pension plans’ assets, as well as changes in the discount rate used to determine the projected benefit obligation, may result in increases or decreases to pension and postretirement benefit assets and liabilities, pension expense or credits, OPEB expense or credits and pension and OPEB funding requirements in future periods.

Note 8 – Income taxes:

	Three months ended
	March 31,
	2008	2009
	(In thousands)

Expected income tax expense (benefit), at statutory rate	$7,648	$(2,468)
U.S. state income tax expense (benefit), net	585	(219)
Other, net	10	9

Income tax expense (benefit)	$8,243	$(2,678)

Note 9 – Recent accounting pronouncements:

Fair Value Disclosures - In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP will require us to disclose the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments at interim as well as annual periods.  Prior to the adoption of the FSP we are only required to disclose this information annually.  This FSP will be effective for us in the second quarter of 2009 and will not affect our Condensed Consolidated Financial Statements.

Postretirement Benefit Plans - During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 will be effective for us beginning with our 2009 annual report, and we will provide the expanded disclosures about our pension plan assets at that time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking and are not statements of fact.  Some statements found in this report including, but not limited to, statements found in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties.  Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the Securities and Exchange Commission including, but not limited to, the following:

•	Future supply and demand for our products (including cyclicality thereof),
•	Customer inventory levels,
•	Changes in raw material and other operating costs (such as ferrous scrap and energy),
•	The possibility of labor disruptions,
•	General global economic and political conditions,
•	Competitive products (including low-priced imports) and substitute products,
•	Customer and competitor strategies,
•	The impact of pricing and production decisions,
•	Environmental matters (such as those requiring emission and discharge limits for existing and new facilities),
•	Government regulations and possible changes thereof,
•	Significant increases in the cost of providing medical coverage to employees,
•	The ultimate resolution of pending litigation,
•	International trade policies of the United States and certain foreign countries,
•	Operating interruptions (including, but not limited to, labor disputes, fires, explosions, unscheduled or unplanned downtime, supply disruptions and transportation interruptions),
•	Our ability to renew or refinance credit facilities,
•	The ability of our customers to obtain adequate credit,
•	Any possible future litigation, and
•	Other risks and uncertainties as discussed in this Quarterly Report and the 2008 Annual Report, including, without limitation, the section referenced above.

Should one or more of these risks materialize, if the consequences worsen, or if the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

RESULTS OF OPERATIONS

Business Overview

We are a leading domestic manufacturer of steel fabricated wire products, industrial wire, billets and wire rod.  We also manufacture wire mesh, coiled rebar and steel bar.  Our products are used in the agricultural, industrial, cold drawn, construction, transportation, original equipment manufacturer and retail consumer markets.  We are vertically integrated, converting substantially all of our products from billets produced in our steel mini-mill.  Historically, our vertical integration has allowed us to benefit from the higher and more stable margins associated with fabricated wire products and wire mesh as compared to wire rod, as well as from lower costs of billets and wire rod as compared to bar manufacturers and wire fabricators that purchase billets and wire rod in the open market.  Moreover, we believe our downstream fabricated wire products, wire mesh, coiled rebar and industrial wire businesses are better insulated from the effects of wire rod imports as compared to non-integrated wire rod producers.

Recent Developments

During the first quarter of 2009, the current economic conditions resulted in customers cancelling or postponing certain projects due to an inability to secure financing in the current credit markets and choosing to conserve cash by liquidating their inventories and instituting a just-in-time order philosophy.  In addition, while we experienced an unprecedented 90% increase in the cost of ferrous scrap from December 2007 to August 2008, a significant decline in ferrous scrap costs since that time resulted in customers limiting orders as they believed lower ferrous scrap prices would result in lower selling prices in the near future. Given this sharply reduced market demand, we operated on a substantially reduced production schedule during the first quarter of 2009, which resulted in a much higher percentage of fixed costs included in cost of goods sold as they could not be capitalized into inventory.  Additionally, we experienced some equipment break-downs and start-up issues as idle production facilities were difficult to re-start given the cold winter temperatures, but we believe the reduced production schedules have allowed us to somewhat temper the adverse impact of the current business downturn on our liquidity.

Shipment volumes and customer orders began to increase during the second quarter of 2009 and we currently believe they will continue to do so during the upcoming months.  In addition, the economic stimulus plan passed in February 2009 included funding for a significant number of infrastructure projects.  We currently believe the expected increase in shipment volumes will result in a return to normal production levels.  However, we believe our customers will continue the just-in-time order philosophy discussed above as opposed to the historical build-up of inventories before the spring and summer sales season and we have changed our inventory strategies accordingly.

One of the key drivers of our profitability is the margin between ferrous scrap costs and our selling prices.  As discussed above, ferrous scrap market prices have generally declined since August 2008 which has resulted in market pressure to decrease our selling prices during the first quarter of 2009.  We expect ferrous scrap market prices to increase slightly during the second quarter of 2009 which should result in less downward pricing pressure.  We currently believe we will be able to generate a positive margin between overall selling prices and variable inventory costs throughout the remainder of 2009.

We believe our cash flows from operating activities combined with availability under our existing revolving credit facility will be sufficient to enable us to meet our cash flow needs for the next twelve months.  However, we have recorded two consecutive quarters of operating losses and if we record poor operating results during the second quarter of 2009, we may be in violation of certain of our revolving credit facility’s financial covenants which require a trailing twelve month EBITDAR, as defined in the agreement, of at least $17 million (measured quarterly) and a fixed charge coverage ratio, as defined in the agreement, of at least 1.0 (measured monthly) for the previous twelve month period.  In this instance, we would seek a waiver or an amendment to eliminate the requirement to maintain such financial covenants.  If we were not successful in obtaining a waiver or an amendment to the existing credit facility, we would seek to refinance such facility with a new group of lenders or, if required, we will use our existing liquidity resources (which could include funds provided by our affiliates).  If we violate the financial covenants of our revolving credit facility, we believe by undertaking one or more of the steps outlined above, we will be successful in maintaining sufficient liquidity to meet our future obligations for the next twelve months.

Results of Operations

Our profitability is primarily dependent on sales volume, per-ton selling prices, per-ton ferrous scrap cost and energy costs.  Additionally, because pension and OPEB expense or credits are unrelated to the operating activities of our businesses, we measure and evaluate the performance of our businesses using operating income (loss) before pension and OPEB credit or expense.  As such, we believe the presentation of operating income (loss) before pension and OPEB credit or expense provides more useful information to investors.  Operating income (loss) before pension and OPEB credit or expense is a non-GAAP measure of profitability that is not in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and it should not be considered in isolation or as a substitute for a measure prepared in accordance with GAAP.  A reconciliation of operating income (loss) as reported to operating income (loss) adjusted for pension and OPEB expense or credit is set forth in the following table.

	Three months ended March 31,
	2008	2009
	(In thousands)

Operating income (loss) as reported	$22,776	$(6,718)
Defined benefit pension expense (credit)	(18,996)	1,515
OPEB credit	(2,198)	(1,260)
Operating income (loss) before pension and OPEB	$1,582	$(6,463)

Operating performance before pension and OPEB for the first quarter of 2009 was significantly worse than 2008 primarily due to the net effects of the following factors:
•	substantially lower shipment volumes as discussed above;
•
increased cost of raw material included in cost of goods sold during 2009 as the product sold during the first quarter of 2009 was produced when ferrous scrap market prices were at unprecedented high levels;

•	a $1.5 million impairment charge during the first quarter of 2009 to reduce certain inventories to net realizable value;
•
substantially reduced production volumes as discussed above which resulted in a much higher percentage of fixed costs included in cost of goods sold and increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures;

•	an increase in our allowance for bad debt of $949,000 due to the general adverse impact of the current economic environment on the liquidity of our customers;
•	higher selling prices during 2009 as a result of price increases we implemented throughout 2008 in response to unprecedented higher ferrous scrap costs;
•	decreased employee incentive compensation accruals during 2009 resulting from poor operating performance;
•	decreased workers compensation accruals during 2009; and
•
a $4.5 million decrease in our LIFO reserve and cost of goods sold during the first quarter of 2009 (primarily due to an estimated substantial deflation of raw material costs and inventory levels from December 2008 to December 2009 resulting in an estimated $18.0 million decrease in our LIFO reserve throughout 2009) as compared to a $928,000 increase in our LIFO reserve and cost of goods sold during the first quarter of 2008.

On a quarterly basis, we estimate the LIFO reserve balance that will be required at the end of the year based on projections of year-end quantities and costs and we record a pro-rated, year-to-date change in the LIFO reserve from the prior year end.  Future variances from current projections may result in increases or decreases to our LIFO reserve in future periods.

Our consolidated sales volume and average per-ton selling prices for the first quarter of 2008 and 2009 are as follows:

	Three months ended March 31,
	2008	2009
Sales volume (000 tons):
Fabricated wire products	30	20
Industrial wire	17	6
Coiled rebar	3	1
Wire rod	106	22
Billets	1	-
Wire mesh	13	7
Bar	5	2
Total	175	58

Average per-ton selling prices:
Fabricated wire products	$1,180	$1,457
Industrial wire	846	1,071
Coiled rebar	624	594
Wire rod	621	667
Billets	255	-
Wire mesh	941	1,081
Bar	710	902
All products	764	1,039

Segment Operating Results:

Our operating segments are organized by our manufacturing facilities and include three reportable segments:
•
Keystone Steel & Wire (“KSW”), located in Peoria, Illinois, operates an electric arc furnace mini-mill and manufactures and sells billets, wire rod, coiled rebar, industrial wire and fabricated wire products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets;

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

Our consolidated net sales, cost of goods sold, operating costs and operating performance before pension and OPEB credit or expense by segment are set forth in the following table:

	KSW	EWP	Calumet	Other(1)	Total
	(In thousands)
Three months ended March 31, 2008:

Net sales	$131,040	$13,052	$3,303	$(13,256)	$134,139
Cost of goods sold	(124,992)	(10,764)	(3,832)	12,575	(127,013)
Gross margin (loss)	6,048	2,288	(529)	(681)	7,126

Selling and administrative expense	(3,638)	(810)	(163)	(933)	(5,544)
Operating income (loss) before pension/OPEB	$2,410	$1,478	$(692)	$(1,614)	$1,582

Three months ended March 31, 2009:

Net sales	$53,993	$7,161	$1,918	$(2,597)	$60,475
Cost of goods sold	(54,924)	(6,834)	(4,329)	3,813	(62,274)
Gross margin (loss)	(931)	327	(2,411)	1,216	(1,799)

Selling and administrative expense	(3,519)	(653)	(60)	(432)	(4,664)
Operating income (loss) before pension/OPEB	$(4,450)	$(326)	$(2,471)	$784	$(6,463)

 (1) Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	Three months ended March 31,
	2008	% of sales	2009	% of sales
	($ in thousands)

Net sales	$131,040	100.0%	$53,993	100.0%
Cost of goods sold	(124,992)	(95.4)	(54,924)	(101.7)
Gross margin (loss)	6,048	4.6	(931)	(1.7)

Selling and administrative expense	(3,638)	(2.8)	(3,519)	(6.5)
Operating income (loss) before pension/OPEB	$2,410	1.8%	$(4,450)	(8.2)%

The primary drivers of KSW’s sales, cost of goods sold and the resulting gross margin (loss) are as follows:

	Three months ended March 31,
	2008	2009
Sales volume (000 tons):
Fabricated wire products	30	20
Industrial wire	17	6
Coiled rebar	3	1
Wire rod	124	25
Billets	6	1
Total sales	180	53

Average per-ton selling prices:
Fabricated wire products	$1,180	$1,457
Industrial wire	846	1,071
Coiled rebar	624	594
Wire rod	619	665
Billets	461	551
All products	727	1,006

Average per-ton ferrous scrap cost	$272	$322

Average electricity cost per kilowatt hour(1)	$0.06	$0.04

Average natural gas cost per therm(1)	$0.86	$0.81

(1) We used 132.9 million kilowatt hours of electricity and 6.6 million therms of natural gas during the first quarter of 2008.  However, we used substantially less energy during the first quarter of 2009 (42 million kilowatt hours of electricity and 3.4 million therms of natural gas) due to a significantly reduced production schedule.

KSW’s operating performance during the first quarter of 2009 was significantly worse than the first quarter of 2008 primarily due to the net effects of the following factors:
•	lower shipment volumes during the first quarter of 2009 as discussed above;
•	increased cost of ferrous scrap included in cost of goods sold during 2009;
•
substantially reduced production volumes as discussed above which resulted in a much higher percentage of fixed costs included in cost of goods sold and increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures;

•	an increase in KSW’s allowance for bad debt of $906,000 due to the general adverse impact of the current economic environment on the liquidity of KSW’s customers;
•	higher selling prices during the first quarter of 2009 as discussed above;
•	decreased employee incentive compensation and workers compensation accruals during 2009 as discussed above; and
•
a $3.4 million decrease in KSW’s LIFO reserve and cost of goods sold during the first quarter of 2009 (primarily because estimated scrap costs and inventory levels for December 2009 are substantially lower than scrap costs and inventory levels at December 2008) as compared to a $688,000 increase in KSW’s LIFO reserve and cost of goods sold during the first quarter of 2008.

Engineered Wire Products, Inc.

	Three months ended March 31,
	2008	% of sales	2009	% of sales
	($ in thousands)

Net sales	$13,052	100.0%	$7,161	100.0%
Cost of goods sold	(10,764)	(82.5)%	(6,834)	(95.4)
Gross margin	2,288	17.5	327	4.6

Selling and administrative expense	(810)	(6.2)	(653)	(9.1)
Operating income (loss) before pension/OPEB	$1,478	11.3%	$(326)	(4.5)%

The primary drivers of EWP’s sales, cost of goods sold and the resulting gross margin (loss) are as follows:

	Three months ended March 31,
	2008	2009

Sales volume (000 tons) – Wire mesh	13	7

Average per-ton selling prices – Wire mesh	$941	$1,081

Average per-ton wire rod cost	$550	$805

EWP’s operating performance during the first quarter of 2009 was significantly worse than the first quarter of 2008 primarily due to the net effects of the following factors:
•	lower shipment volumes during the first quarter of 2009 as discussed above;
•	increased cost of wire rod, EWP’s primary raw material, included in cost of goods sold during 2009;
•	significantly higher percentage of fixed costs included in cost of goods sold due to reduced production volumes as discussed above;
•	higher selling prices during the first quarter of 2009 as discussed above;
•	decreased employee incentive compensation accruals during 2009 resulting from poor operating performance; and
•
a $1.1 million decline in EWP’s LIFO reserve and cost of goods sold during the first quarter of 2009 (primarily because estimated wire rod costs for December 2009 are substantially lower than wire rod costs at December 2008) as compared to a $239,000 increase in EWP’s LIFO reserve and cost of goods sold during the first quarter of 2008.

Keystone – Calumet, Inc.

	Three months ended March 31,
	2008	% of sales	2009	% of sales
	($ in thousands)

Net sales	$3,303	100.0%	$1,918	100.0%
Cost of goods sold	(3,832)	(116.0)	(4,329)	(225.7)
Gross margin (loss)	(529)	(16.0)	(2,411)	(125.7)

Selling and administrative expense	(163)	(4.9)	(60)	(3.1)
Operating loss before pension/OPEB	$(692)	(20.9)%	$(2,471)	(128.8)%

The primary drivers of sales, cost of goods sold and the resulting gross margin (loss) are as follows:

	Three months ended March 31,
	2008	2009

Sales volume (000 tons) - Bar	5	2

Average per-ton selling prices - Bar	$710	$902

Average per-ton billet cost	$429	$519

Calumet’s operating performance during the first quarter of 2009 was significantly worse than the first quarter of 2008 primarily due to the net effects of the following factors:
•	lower shipment volumes during the first quarter of 2009 as discussed above;
•	increased cost of billets, Calumet’s primary raw material, included in cost of goods sold during 2009;
•
a $1.5 million impairment charge during the first quarter of 2009 as Calumet determined it was probable they would not be able to recover the cost of certain inventory items (those produced when scrap prices were substantially higher) in future selling prices;

•
substantially reduced production volumes as discussed above which resulted in a much higher percentage of fixed costs included in cost of goods sold and increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures;

•	higher selling prices during the first quarter of 2009 as discussed above; and
•	decreased employee incentive compensation accruals during 2009 resulting from poor operating performance.

Pension Expense and Other Postretirement Benefit Credit

Primarily due to a $510 million decrease in our pension plans’ assets during 2008, we currently expect to record pension expense of $6.1 million during 2009 as compared to the $73.9 million defined benefit pension credit recorded during 2008.  Accordingly, we recorded defined benefit pension expense of $1.5 million during the first quarter of 2009 as compared to the $19.0 million defined benefit pension credit recorded during the first quarter of 2008.

During the third quarter of 2008, one of our OPEB plans was amended to, among other things, significantly increase fixed monthly benefits.  As a result, we currently expect our 2009 OPEB credit will be $5.0 million as compared to the $8.5 million OPEB credit recorded during 2008.  Accordingly, we recorded an OPEB credit of $1.3 million during the first quarter of 2009 as compared to the $2.2 million OPEB credit recorded during the first quarter of 2008.

Interest Expense

Interest expense during the first quarter of 2009 of $.3 million was significantly less than interest expense during the first quarter of 2008 of $1.3 million.  The primary drivers of interest expense are as follows:

	Three months ended March 31,
	2008	2009
	($ in thousands)

Average debt balance	$92,987	$30,403

Weighted average interest rates	5.5%	3.5%

The decrease in the average debt balance during 2009 was primarily due to a significant decrease in our revolving credit facility balance and the decrease in the overall weighted average interest rate during 2009 was primarily due to a significant decrease in the prime rate.  Interest rates on our revolving credit facility generally range from the prime rate to the prime rate plus .5%.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

Operating Activities

During the first quarter of 2009, net cash used in operations totaled $.2 million as compared to net cash used in operations of $6.9 million during the first quarter of 2008.  The $6.7 million improvement in operating cash flows was due primarily to the net effects of:
•	an operating loss before pension/OPEB of $6.5 million during the first quarter of 2009 as compared to operating income before pension/OPEB of $1.6 million during the first quarter of 2008;
•	lower net cash used as a result of relative changes in our accounts receivable in 2009 of $6.9 million primarily due to low shipment volumes during the first quarter of 2009;
•
higher net cash provided by relative changes in our inventory in 2009 of $16.8 million due to lower levels of inventory as we substantially reduced production levels during the first quarter of 2009 as a result of the rapid decline in product demand;

•
higher net cash used as a result of relative changes in our accrued liabilities of $11.6 million in 2009 as a result of settlements of workers compensation claims during the first quarter of 2009 and the payment of 2008 employee incentive compensation which was significantly higher than 2007 employee incentive compensation (we generally pay the previous year’s employee incentive compensation during the first quarter of each year); and

•	higher net cash used as a result of relative changes in our income taxes of $4.6 million as we made our final income tax payment for 2008 and recorded an income tax receivable for 2009.

Financing Activities

Primarily due to our decreased profitability during the first quarter of 2009 and the payment of 2008’s employee incentive compensation during the first quarter of 2009, we increased borrowings on our revolving credit facility during the first quarter of 2009 as compared to decreased borrowings on our revolving credit facility during the first quarter of 2008.  Additionally, during the first quarter of 2008, the proceeds from the $25 million subscription rights offering was used to reduce our indebtedness under our revolving credit facility.

Future Cash Requirements

Capital Expenditures

Currently, we anticipate capital expenditures during 2009 of $14 million.  These capital expenditures primarily consist of upgrades of production equipment which are not critical to our operations.  Given the current economic environment, we have delayed the completion of these non-critical projects and limited spending on new discretionary projects.  We expect to fund capital expenditures using cash flows from operations and borrowing availability under our existing credit facilities.

Commitments and Contingencies

We made the final payment of $9.1 million on our 8% Notes during the first quarter of 2009.  There have been no other material changes in our contractual obligations since we filed our 2008 Annual Report, and we refer you to the report for a complete description of these commitments.

Pension and Other Postretirement Obligations

We currently do not expect to be required to make contributions to our defined benefit pension plans during 2009.  As allowed under certain of our amended benefit plans, we exercised our right to create supplemental pension benefits in lieu of 2009 benefit payments due under one of our OPEB plans.  As such, we anticipate contributing an aggregate of only $1.4 million to our OPEB plans during 2009. Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and OPEB funding requirements in future periods.

Off-balance Sheet Financing Arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2008 Annual Report.

Working Capital and Borrowing Availability

	December 31,	March 31,
	2008	2009
	(In thousands)

Working capital	$55,886	$53,047
Outstanding balance of revolving credit facility	3,264	16,073

Additional borrowing availability	46,500	35,738

The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.5 million at March 31, 2009).

Liquidity Outlook

We fund our operations primarily through cash from operations and borrowings on our revolving credit facility and we believe our cash flows from operating activities combined with availability under our existing revolving credit facility will be sufficient to enable us to meet our cash flow needs for the next twelve months.  However, the low shipment volumes during the current economic crisis results in lower accounts receivable balances contributing to our borrowing availability as well as negative cash from operations as sales revenues have been insufficient to cover our fixed costs. Additionally, we have recorded two consecutive quarters of operating losses and if we record poor operating results during the second quarter of 2009, we may be in violation of certain of our revolving credit facility’s financial covenants.  If we violate these financial covenants, we believe by undertaking one or more of the steps outlined in the in the “Recent Developments” section of “Results of Operations” above, we will be successful in maintaining sufficient liquidity to meet our future obligations for the next twelve months.

Shipment volumes and customer orders have begun to increase during the second quarter of 2009 and we currently believe they will continue to do so.  Additionally, we believe we will be able to generate positive overall margins on our products throughout the remainder of 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 9 to our Condensed Consolidated Financial Statements for the projected impact of recent accounting pronouncements on our financial position and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Annual Report.  There have been no changes in our critical accounting policies during the first quarter of 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the 2008 Annual Report for a discussion of the market risks associated with changes in interest rates and ferrous scrap costs that affect us.  There have been no material changes in such market risks during the first quarter of 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.     Legal Proceedings.

    Reference is made to disclosure provided under the caption "Other current litigation" in Note 5 to our Condensed Consolidated Financial Statements.

ITEM 1A.  Risk Factors.

    Reference is made to our 2008 Annual Report for a discussion of risk factors related to our businesses.  There have been no material changes in such risk factors during the first quarter of 2009.

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

Keystone Consolidated Industries, Inc. (Registrant)
Date: May 6, 2009	By/s/Bert E. Downing, Jr. Bert E. Downing, Jr. Vice President, Chief Financial Officer, Corporate Controller and Treasurer