Form 10-Q
period 2009-06-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2009-08-07
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009	Commission file number 1-3919

Keystone Consolidated Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	37-0364250
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(972) 458-0028

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

Number of shares of common stock outstanding on August 7, 2009: 12,101,932

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
ASSETS	2008	2009
		(unaudited)

Current assets:
Accounts receivable, net	$26,612	$36,404
Inventories	70,858	51,535
Deferred income taxes	14,373	14,373
Income taxes receivable	-	3,487
Prepaid expenses and other	2,724	1,776

Total current assets	114,567	107,575

Property, plant and equipment:
Land	1,468	1,468
Buildings and improvements	59,598	60,092
Machinery and equipment	317,573	324,356
Construction in progress	9,421	5,343
	388,060	391,259
Less accumulated depreciation	298,073	304,752

Net property, plant and equipment	89,987	86,507

Other assets:
Restricted investments	2,277	2,277
Pension asset	41,651	48,410
Other, net	1,251	1,133

Total other assets	45,179	51,820

Total assets	$249,733	$245,902

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	June 30,
	2008	2009
		(unaudited)

Current liabilities:
Notes payable and current maturities of long-term debt	$18,848	$32,176
Accounts payable	7,776	7,036
Accrued OPEB cost	1,372	1,372
Income taxes payable	1,116	-
Other accrued liabilities	29,569	16,050

Total current liabilities	58,681	56,634

Noncurrent liabilities:
Long-term debt	12,782	9,532
Accrued pension cost	1,319	1,085
Accrued OPEB cost	42,560	43,279
Deferred income taxes	8,284	12,752
Other accrued liabilities	6,463	2,540

Total noncurrent liabilities	71,408	69,188

Stockholders' equity:
Common stock	125	125
Additional paid-in capital	100,111	100,111
Accumulated other comprehensive loss	(160,415)	(156,605)
Retained earnings	180,619	177,245
Treasury stock	(796)	(796)

Total stockholders' equity	119,644	120,080

Total liabilities and stockholders’ equity	$249,733	$245,902

Commitments and contingencies (Note 5)

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(unaudited)

Net sales	$178,027	$70,511	$312,166	$130,986
Cost of goods sold	(156,290)	(65,272)	(283,303)	(127,546)

Gross margin	21,737	5,239	28,863	3,440

Other operating income (expense):
Selling expense	(1,892)	(1,672)	(3,763)	(3,278)
General and administrative expense	(3,990)	(803)	(7,663)	(3,861)
Defined benefit pension credit (expense)	17,938	(1,513)	36,934	(3,028)
Other postretirement benefit credit	2,338	1,260	4,536	2,520

Total other operating income (expense)	14,394	(2,728)	30,044	(7,647)

Operating income (loss)	36,131	2,511	58,907	(4,207)

Nonoperating income (expense):
Interest expense	(932)	(408)	(2,245)	(740)
Other income (expense), net	(92)	104	298	102

Total nonoperating expense	(1,024)	(304)	(1,947)	(638)

Income (loss) before income taxes	35,107	2,207	56,960	(4,845)

Income tax benefit (expense)	(13,188)	(1,207)	(21,431)	1,471

Net income (loss)	$21,919	$1,000	$35,529	$(3,374)

Basic and diluted income (loss) per share	$1.81	$0.08	$3.25	$(0.28)

Basic and diluted weighted average shares outstanding	12,102	12,102	10,948	12,102

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2008	2009
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$35,529	$(3,374)
Depreciation and amortization	7,892	7,249
Deferred income taxes	20,051	2,171
Defined benefit pension expense (credit)	(36,934)	3,028
OPEB credit	(4,536)	(2,520)
OPEB payments	(1,985)	(675)
Bad debt expense	38	2,530
Inventory impairment	-	1,495
Other, net	489	246
Change in assets and liabilities:
Accounts receivable	(28,671)	(12,332)
Inventories	(2,949)	17,828
Accounts payable	303	(740)
Accrued environmental costs	(262)	(4,250)
Accrued liabilities	6,072	(13,192)
Income taxes	1,174	(4,603)
Other, net	892	975

Net cash used in operating activities	(2,897)	(6,164)

Cash flows from investing activities:
Capital expenditures	(4,762)	(3,933)
Restricted investments, net	(15)	-
Other, net	360	55

Net cash used in investing activities	(4,417)	(3,878)

Cash flows from financing activities:
Issuance of common stock	24,713	-
Revolving credit facility, net	(3,633)	22,394
Principal payments on other notes payable and long-term debt	(13,622)	(12,337)
Deferred financing costs paid	(144)	(15)

Net cash provided by financing activities	7,314	10,042

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures: Cash paid for:
Interest, net of amount capitalized	$2,173	$617
Income taxes, net	207	961

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Six months ended June 30, 2009
(In thousands)

	Common	Additional paid-in	Accumulated other comprehensive income (loss)		Retained	Treasury		Comprehensive
	stock	capital	Pensions	OPEB	earnings	stock	Total	income (loss)
	(unaudited)

Balance – December 31, 2008	$125	$100,111	$(193,258)	$32,843	$180,619	$(796)	$119,644

Net loss	-	-	-	-	(3,374)	-	(3,374)	$(3,374)

Amortization of prior service cost (credit), net of tax	-	-	384	(5,046)	-	-	(4,662)	(4,662)

Amortization of actuarial losses, net of tax	-	-	5,867	2,605	-	-	8,472	8,472

Balance – June 30, 2009	$125	$100,111	$(187,007)	$30,402	$177,245	$(796)	$120,080

Comprehensive income								$436

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

Note 1 – Organization and basis of presentation:

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the Securities and Exchange Commission (“SEC”) on March 12, 2009 (the “2008 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  Certain reclassifications have been made to conform the prior year’s Condensed Consolidated Financial Statements to the current year’s classifications.  As compared to the 2008 Annual Report, we have omitted certain information and footnote disclosures from this Quarterly Report that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended June 30, 2009 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2008 Consolidated Financial Statements contained in the 2008 Annual Report.

At June 30, 2009, Contran Corporation (“Contran”) owned approximately 62% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In thousands)		(In thousands)

Net sales:
KSW	$173,129	$67,090	$304,169	$121,083
EWP	21,127	11,563	34,179	18,724
Calumet	5,402	2,438	8,705	4,356
Elimination of intersegment sales	(21,631)	(10,580)	(34,887)	(13,177)

Total net sales	$178,027	$70,511	$312,166	$130,986

Operating income (loss):
KSW	$16,890	$3,765	$19,300	$(685)
EWP	3,188	240	4,666	(86)
Calumet	(150)	(720)	(842)	(3,191)
Pension credit (expense)	17,938	(1,513)	36,934	(3,028)
OPEB credit	2,338	1,260	4,536	2,520
Other (1)	(4,073)	(521)	(5,687)	263

Total operating income (loss)	36,131	2,511	58,907	(4,207)

Nonoperating income (expense):
Interest expense	(932)	(408)	(2,245)	(740)
Other income (expense), net	(92)	104	298	102

Income (loss) before income taxes	$35,107	$2,207	$56,960	$(4,845)

(1) Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

On a quarterly basis, we estimate our LIFO reserve balances that would be required at the end of the year based on projections of year-end inventory quantities and costs.  During the year, we record a pro-rated, year-to-date change in our LIFO reserve balances from the prior year-end based on these projections.  At the end of each year, we calculate our LIFO reserve balances based on actual year-end inventory quantities and costs.  During the second quarter and first six months of 2009, we significantly decreased KSW’s and EWP’s LIFO inventory reserve balances primarily because estimated raw material costs and inventory levels for December 2009 are substantially lower than December 2008 raw material costs and inventory levels.  Changes in LIFO reserves are reflected in cost of goods sold.  The changes in KSW’s and EWP’s LIFO inventory reserve balances for the second quarter and first six months of 2008 and 2009 are presented in the table below.

	Increase (decrease) in LIFO reserve
	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In thousands)		(In thousands)

KSW	$4,163	$(3,320)	$4,851	$(6,737)

EWP	1,054	(2,147)	1,294	(3,217)

Total	$5,217	$(5,467)	$6,145	$(9,954)

During the first quarter of 2009, Calumet determined it was probable it would not recover the cost of certain inventory items in future selling prices and recognized a $1.5 million impairment charge to reduce these inventory items to their estimated net realizable values.  This impairment charge is included in Calumet’s cost of goods sold.

On July 2, 2009, the Illinois Environmental Protection Agency (the “IEPA”) approved the completion of the soil portion of the six-phase remediation plan of certain waste management units at KSW which resulted in a $4.2 million decrease (recorded as a credit to general administrative expense) in KSW’s environmental reserves as of June 30, 2009.  See Note 5.

     During the second quarter and first six months of 2009, KSW recorded bad debt expense of $1.6 million and $2.5 million, respectively, due primarily to a Chapter 11 filing by one of their customers.  Bad debt expense is included in general and administrative expense.

Note 3 – Inventories, net:

	December 31,	June 30,
	2008	2009
	(In thousands)

Raw materials	$9,635	$6,848
Work in process	6,657	6,018
Billets	10,191	4,873
Wire rod	24,225	11,461
Other finished products	33,646	24,584
Supplies	20,938	22,231

Inventory at FIFO	105,292	76,015
Less LIFO reserve	34,434	24,480

Total	$70,858	$51,535

    We believe our LIFO reserve represents the excess of replacement or current cost over the stated LIFO value of our inventories.  See Note 2.

    As discussed in Note 2, expected inventory costs and quantities for December 2009 are substantially lower than December 2008.  Although the expected reduction in inventory quantities has resulted in a partial liquidation of LIFO inventory during 2009, the liquidated LIFO inventory was carried at amounts in excess of 2009 current replacement costs and as a result, the impact of the liquidation was not significant to reported cost of sales for the second quarter and first six months of 2009.  See Note 2.

Note 4 - Notes payable and long-term debt:

	December 31,	June 30,
	2008	2009
	(In thousands)

Wachovia revolving credit facility	$3,264	$25,658
8% Notes	9,108	-
Term loans:
Wachovia	10,953	8,286
County	7,441	6,882
Other	864	882

Total debt	31,630	41,708
Less current maturities	18,848	32,176

Total long-term debt	$12,782	$9,532

    During the first quarter of 2009, we made the final payment on our 8% Notes.

Our agreement with Wachovia includes financial performance covenants which require a trailing twelve month Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring (“EBITDAR”), as defined in the agreement, of at least $17 million (measured quarterly) and a fixed charge coverage ratio (EBITDAR divided by the sum of interest expense, tax payments and principal payments on our Wachovia term loan) of at least 1.0 (measured monthly) for the previous twelve month period.  We generated EBITDAR of $40.3 million, $32.2 million and $19.7 million for the twelve-month periods ended December 31, 2008, March 31, 2009 and June 30, 2009, respectively, and our respective fixed charge coverage ratio was 3.1, 2.6 and 1.7 for such periods.  EBITDAR for the last three quarters totals a negative $2.8 million.  As such, if we don’t achieve EBITDAR of $19.8 million during the third quarter of 2009, we will be in violation of our EBITDAR and fixed charge coverage ratio covenants with Wachovia as of September 30, 2009.

We have begun discussions with Wachovia regarding these financial covenants.  Based on those discussions, if necessary, we believe we would be able to amend our existing credit facility to eliminate the requirement to maintain such financial covenants in exchange for an increased interest rate.  If we were not successful in obtaining a waiver or such an amendment to the existing credit facility, we would seek to refinance the facility with a new group of lenders or, if required, we will use our existing liquidity resources (which could include funds provided by our affiliates).

Note 5 – Environmental matters and other commitments and contingencies:

We have been named as a defendant for certain environmental sites pursuant to laws in governmental and private actions associated with environmental matters, including waste disposal sites and facilities currently or previously owned, operated or used by us.  These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources.  Certain of these proceedings involve claims for substantial amounts.

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us.  Such costs include, among other things, expenditures for remedial site investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation.  The extent of liability cannot be determined until site investigation studies are completed.  At June 30, 2009, the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.3 million, including our recorded accrual of $.9 million.  Our cost estimates have not been discounted to present value due to the uncertainty of the timing of the pay out.  It is possible our actual costs could differ materially from the amounts we have accrued or the upper end of the range for the sites where we have been named a defendant.  Our ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs or a determination that we are potentially responsible for the release of hazardous substances at other sites.  Although we believe our comprehensive general liability insurance policies provide indemnification for certain costs that we incur with respect to our environmental remediation obligations, we do not currently have receivables recorded for any such recoveries.

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

More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.  A summary of activity in our environmental accruals for the six months ended June 30, 2009 is as follows:

Six months ended June 30, 2009
(In thousands)

Balance at December 31, 2008	$5,125
Net reduction in accrued environmental cost credited to general and administrative expense	(4,019)
Payments	(231)

Balance at June 30, 2009	$875

Since September 1992, we have been involved in the closure of inactive waste management units (“WMUs”) at KSW’s Peoria, Illinois facility pursuant to a Consent Order (the “Consent Order”) and a closure plan approved by the IEPA.  The closure involved a six-phase remediation plan, with each phase requiring separate final approval from the IEPA. On July 2, 2009, we received final approval from the IEPA for the completion of the soil portion of the plan for all of the WMUs. The amount of remediation we were ultimately required to undertake pursuant to such approval was not as extensive as we had previously estimated, and accordingly we reduced our accrual for this matter by $4.2 million as of June 30, 2009.  The groundwater portion of three of the WMUs remains open at this time and is anticipated to be closed after a specified period of “clean” semi-annual monitoring results.  We currently expect the remaining groundwater portion to cost $65,000.  Additionally, the Consent Order requires KSW to pay a penalty fee of $75,000 to cover all past notice of violations with the State of Illinois.  We have $140,000 accrued for this matter at June 30, 2009.

As part of the Consent Order, we established a trust fund (the “Trust Fund”) in which monies were deposited to create a cash reserve for the corrective action work and for the potential of third party claims.  Through a modification of the Consent Order in 2005, we were then permitted to withdraw funds from the Trust Fund as we incurred costs related to the remediation.  The Trust Fund balance was $2.3 million at both December 31, 2008 and June 30, 2009.  In connection with the IEPA’s approval of the soil portion of the WMUs, we expect the IEPA to approve the release of approximately $2.0 million of the escrowed funds to us.  The balance of the Trust Fund will fund the remaining groundwater portion of the WMUs and the $75,000 penalty fee discussed above.  Although the release of the majority of the escrowed funds to us should be imminent, because we are uncertain as to the timing of both the anticipated release of funds by the IEPA and completion of the remaining groundwater portion of the WMUs, the Trust Fund is included in restricted investments classified as other noncurrent assets on our Condensed Consolidated Balance Sheets.

In February 2000, we received formal notice of the United States Environmental Protection Agency’s (“U.S. EPA”) intent to issue a unilateral administrative order to us pursuant to Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA").  The draft order enclosed with this notice would require us to: (1) investigate the nature and extent of hazardous constituents present at and released from five alleged solid WMUs at KSW’s Illinois facility; (2) investigate hazardous constituent releases from "any other past or present locations at KSW’s Illinois facility where past waste treatment, storage or disposal may pose an unacceptable risk to human health and the environment"; (3) complete by September 30, 2001 an "environmental indicators report" demonstrating the containment of hazardous substances that could pose a risk to "human receptors" and further demonstrating that we "have stabilized the migration of contaminated groundwater at or from the facility”; (4) submit by January 30, 2002 proposed "final corrective measures necessary to protect human health and the environment from all current and future unacceptable risks of releases of hazardous waste or hazardous constituents at or from KSW’s Illinois facility”; and (5) complete by September 30, 2001 the closure of the sites discussed in the preceding paragraph now undergoing RCRA closure under the supervision of the IEPA.  During the fourth quarter of 2000, we entered into a modified Administrative Order on Consent (the “AOC”) that required us to conduct investigation and cleanup activities at certain solid waste management units at KSW’s Illinois facility.  On July 31, 2006, we submitted a Corrective Measures Completion Report (“CMCR”) to the U.S. EPA.  Based on the remedial activities conducted at the site, the U.S. EPA required us to conduct several quarters of post-remediation groundwater monitoring.  Following the groundwater monitoring, we submitted a final summary on June 30, 2008 and again on December 19, 2008 requesting closure of the AOC. We are awaiting a response from the U.S. EPA.

Prior to one of our subsidiaries’ 1996 acquisition of DeSoto, Inc. (“DeSoto”), DeSoto was notified by the Texas Natural Resource Conservation Commission (now called the Texas Commission on Environmental Quality or “TCEQ”) that there were certain deficiencies in prior reports to the TCEQ relative to one of DeSoto’s non-operating facilities located in Gainesville, Texas.  During 1999, that subsidiary entered into the TCEQ's Voluntary Cleanup Program.  Remediation activities at this site are expected to continue for another four to five years and total future remediation costs are presently estimated to be between $.6 million and $2.0 million.  During the first half of 2008 and 2009, we paid approximately $210,000 and $154,000 respectively, in connection with remediation efforts at this site.

In February 2009, we received a Notice of Violation from the U.S. EPA regarding alleged air permit issues at KSW.  The U.S. EPA alleges KSW (i) is exceeding its sulfur dioxide emission limits set forth in its permits, (ii) failed to apply for a permit that would be issued under the U.S. Clean Air Act and the Illinois Environmental Protection Act in connection with the installation of certain pieces of equipment in its melt shop, and (iii) failed to monitor pH readings of an air scrubber in the wire galvanizing area of the plant.  We disagree with the U.S. EPA’s assertions, and we are in discussions with the U.S. EPA regarding a plan for addressing their concerns.  We can make no assurance these discussions will be successful or that we can avoid any enforcement action or resulting fines from these alleged violations.

Other current litigation

We are engaged in legal proceedings incidental to our normal business activities. In our opinion, none of such proceedings is material in relation to our consolidated financial position, results of operations or liquidity.

Note 6 - Other accrued liabilities:

	December 31,	June 30,
	2008	2009
	(In thousands)
Current:
Employee benefits	$19,656	$8,405
Self insurance	5,936	4,509
Environmental	455	435
Other	3,522	2,701

Total	$29,569	$16,050

Noncurrent:
Workers compensation payments	$1,621	$1,912
Environmental	4,670	440
Other	172	188

Total	$6,463	$2,540

Note 7 – Employee benefit plans:

We currently expect to record a defined benefit pension expense of $6.1 million during 2009 and we anticipate that no cash contributions will be required during 2009.  The components of our net periodic defined benefit pension expense (credit) for the second quarter and first six months of 2008 and 2009 are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In thousands)
Service cost	$861	$813	$1,722	$1,627
Interest cost	5,579	5,410	11,157	10,820
Expected return on plan assets	(21,989)	(9,720)	(45,035)	(19,440)
Amortization of accumulated other comprehensive income:
Prior service cost	307	308	614	616
Actuarial losses (gains)	(2,696)	4,702	(5,392)	9,405

Total expense (credit)	$(17,938)	$1,513	$(36,934)	$3,028

We currently expect our 2009 OPEB credit will be $5.0 million.  As allowed under certain of our amended benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2009 benefit payments due under one of our OPEB plans.  As such, we anticipate contributing an aggregate of only $1.4 million to our OPEB plans during 2009. The components of our net periodic credit related to OPEB for the second quarter and first six months of 2008 and 2009 are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In thousands)
Service cost	$53	$24	$105	$48
Interest cost	393	672	926	1,344
Amortization of accumulated other comprehensive income:
Prior service credit	(4,412)	(4,044)	(8,823)	(8,088)
Actuarial losses	1,628	2,088	3,256	4,176

Total credit	$(2,338)	$(1,260)	$(4,536)	$(2,520)

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

Note 8 – Income taxes:

	Six months ended
	June 30,
	2008	2009
	(In thousands)

Expected income tax expense (benefit), at statutory rate	$19,938	$(1,695)
U.S. state income tax expense, net	1,456	(17)
Other, net	37	241

Income tax expense (benefit)	$21,431	$(1,471)

Note 9 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31, 2008		June 30, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)

Restricted cash equivalents	$2,277	$2,277	$2,277	$2,277
Accounts receivable, net	26,612	26,612	36,404	36,404
Accounts payable	7,776	7,776	7,036	7,036

Long-term debt (excluding capitalized leases):
Variable-rate debt	14,217	14,217	33,944	33,944
Fixed-rate debt	17,413	14,161	7,764	7,274

Due to their nature, the carrying amounts of our restricted cash equivalents and variable rate indebtedness are considered equivalent to fair value.  Additionally, due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  The fair value of our fixed-rate indebtedness was based on the net present value of our remaining debt payments at an interest rate commensurate with our variable-rate debt which represents Level 3 inputs as defined in SFAS No. 157, Fair Value Measurements.

Note 10 – Recent accounting pronouncements:

Fair Value Disclosures - In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP requires us to disclose the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position, as required by Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments for interim as well as annual periods.  Prior to the adoption of the FSP, we were only required to disclose this information annually.  This FSP became effective for us in the second quarter of 2009 and did not have an effect on our Condensed Consolidated Financial Statements.  The disclosures required by the FSP are included in Note 9 to our Condensed Consolidated Financial Statements.

Benefit Plan Asset Disclosures - During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 will be effective for us beginning with our 2009 annual report, and we will provide the expanded disclosures about our pension plan assets at that time.

Subsequent Events – In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  SFAS No. 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events; we have evaluated for subsequent events though August 7, 2009 which is the date this report was filed with the SEC.  SFAS No. 165 became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Condensed Consolidated Financial Statements.

GAAP Hierarchy – In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162.  SFAS No. 168 establishes the Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  The Codification is not intended to change GAAP but consolidates all existing GAAP sources into a single set of comprehensive standards.  SFAS No. 168 will become effective for us in the third quarter of 2009 and is not expected to have a material effect on our Condensed Consolidated Financial Statements.

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

Recent Developments

During the first five months of 2009, the economic conditions resulted in customers cancelling or postponing certain projects due to an inability to secure financing in the current credit markets and choosing to conserve cash by liquidating their inventories and instituting a just-in-time order philosophy.  In addition, while we experienced an unprecedented 90% increase in the cost of ferrous scrap from December 2007 to August 2008, a significant decline in ferrous scrap costs since that time resulted in customers limiting orders as they believed lower ferrous scrap prices would result in lower selling prices in the near future. Given this sharply reduced market demand, we operated our facilities on substantially reduced production schedules during the first five months of 2009, which resulted in a much higher percentage of fixed costs included in cost of goods sold as these costs could not be capitalized into inventory.  Our customers’ just-in-time order philosophies have resulted in additional costs due to frequent mill changes as customers are ordering much smaller quantities of our many different products.  Additionally, we experienced equipment break-downs and start-up issues as idle production facilities were difficult to re-start given the cold winter temperatures during the first quarter of 2009.  However, we believe our reduced production schedules allowed us to somewhat temper the adverse impact of the business downturn on our liquidity.

Shipment volumes and customer orders increased somewhat in June 2009 and we currently believe they will continue to increase during the upcoming months.  The increase in shipment volumes has resulted in a return to more normal production levels.  However, we believe our customers will continue the just-in-time order philosophy discussed above as opposed to the historical build-up of inventories before the spring and summer sales season and we have changed our production and inventory strategies accordingly.

One of the key drivers of our profitability is the margin between ferrous scrap costs and our selling prices.  As discussed above, ferrous scrap market prices have generally declined since August 2008, which has resulted in market pressure to decrease our selling prices during the first half of 2009.  However, ferrous scrap market prices increased slightly during July 2009 and we have announced price increases on selected products.  We currently believe we will be able to generate a positive margin between overall selling prices and variable inventory costs throughout the remainder of 2009.

We currently believe our cash flows from operating activities combined with availability under our existing revolving credit facility will be sufficient to enable us to meet our cash flow needs for the next twelve months.  However, as discussed in Note 4 to our Condensed Consolidated Financial Statements, we may violate certain of our revolving credit facility financial covenants during the third quarter of 2009.    We have begun discussions with our primary lender regarding these financial covenants.  Based on those discussions, if necessary, we believe we would be able to amend our existing credit facility to eliminate the requirement to maintain such financial covenants in exchange for an increased interest rate.  If we were not successful in obtaining a waiver or such an amendment to the existing credit facility, we would seek to refinance the facility with a new group of lenders or, if required, we will use our existing liquidity resources (which could include funds provided by our affiliates).  If we violate the financial covenants of our revolving credit facility, we believe by undertaking one or more of the steps outlined above, we would be successful in maintaining sufficient liquidity to meet our future obligations for the next twelve months.  If we are unable to secure sufficient debt or equity financing, we will not be able to fund our operations.

On July 2, 2009, the IEPA approved the completion of the soil portion of the six-phase remediation plan of certain waste management units at our Peoria, Illinois facility which resulted in us decreasing our accrued environmental costs as of June 30, 2009 by $4.2 million.  We currently believe the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant or potentially responsible party is approximately $2.3 million, including the $.9 million accrued as of June 30, 2009.  In connection with the IEPA’s approval of the soil portion of these waste management units, we expect the IEPA to approve the release of approximately $2.0 million of previously escrowed funds to us.  See Note 5 to our Condensed Consolidated Financial Statements for discussions of our environmental liabilities.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In thousands)		(In thousands)

Operating income (loss) as reported	$36,131	$2,511	$58,907	$(4,207)
Defined benefit pension expense (credit)	(17,938)	1,513	(36,934)	3,028
OPEB credit	(2,338)	(1,260)	(4,536)	(2,520)
Operating income (loss) before pension and OPEB	$15,855	$2,764	$17,437	$(3,699)

Operating performance before pension and OPEB for the second quarter and first six months of 2009 was significantly worse than the same periods of 2008 primarily due to the net effects of the following factors:
•	substantially lower shipment volumes as discussed above;
•	lower selling prices as discussed above;
•	substantially reduced production volumes as discussed above, which resulted in a much higher percentage of fixed costs included in cost of goods sold;
•	increased variable costs of production due to frequent mill changes as customers are managing their inventory by ordering much smaller quantities of our many different products as discussed above;
•	increased bad debt expense during the second quarter and first six months of 2009 of $1.6 million and $2.5 million, respectively, primarily due to the Chapter 11 proceedings of one of our customers;
•	decreased cost of raw material;
•	decreased cost of electricity and natural gas;
•	decreased employee incentive compensation accruals during 2009 resulting from poor operating performance;
•
decreases in our LIFO reserve and cost of goods sold during the second quarter and first six months of 2009 as compared to increases in our LIFO reserve and cost of goods sold during the second quarter and first six months of 2008 as discussed in Note 2 to our Condensed Consolidated Financial Statements; and

•	a $4.2 million credit to general and administrative expense during 2009 related to the release of accrued environmental costs for certain inactive waste management units as discussed above.

Additionally, during the first quarter of 2009 our operating performance was impacted by:
•	increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures;
•	a $1.5 million impairment charge to reduce certain inventories to net realizable value; and
•	decreased workers compensation accruals.

Our consolidated sales volume and average per-ton selling prices for the second quarter and first six months of 2008 and 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

Sales volume (000 tons):
Fabricated wire products	26	20	56	40
Industrial wire	19	9	36	16
Coiled rebar	4	2	7	2
Wire rod	110	36	216	58
Billets	1	1	1	1
Wire mesh	18	13	32	20
Bar	6	3	10	5
Total	184	84	358	142

Average per-ton selling prices:
Fabricated wire products	$1,385	$1,364	$1,276	$1,410
Industrial wire	1,100	892	980	967
Coiled rebar	859	522	767	544
Wire rod	818	546	721	592
Billets	565	170	406	170
Wire mesh	1,154	910	1,062	968
Bar	957	752	845	812
All products	966	838	867	920

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

Our consolidated net sales, cost of goods sold, operating costs and operating performance before pension and OPEB credit or expense by segment are set forth in the following table:

	KSW	EWP	Calumet	Other(1)	Total
	(In thousands)
Three months ended June 30, 2008:

Net sales	$173,129	$21,127	$5,402	$(21,631)	$178,027
Cost of goods sold	(152,531)	(16,767)	(5,282)	18,290	(156,290)
Gross margin	20,598	4,360	120	(3,341)	21,737

Selling and administrative expense	(3,708)	(1,172)	(270)	(732)	(5,882)
Operating income (loss) before pension/OPEB	$16,890	$3,188	$(150)	$(4,073)	$15,855

Three months ended June 30, 2009:

Net sales	$67,090	$11,563	$2,438	$(10,580)	$70,511
Cost of goods sold	(62,601)	(10,575)	(3,001)	10,905	(65,272)
Gross margin (loss)	4,489	988	(563)	325	5,239

Selling and administrative expense	(724)	(748)	(157)	(846)	(2,475)
Operating income (loss) before pension/OPEB	$3,765	$240	$(720)	$(521)	$2,764

Six months ended June 30, 2008:

Net sales	$304,169	$34,179	$8,705	$(34,887)	$312,166
Cost of goods sold	(277,523)	(27,531)	(9,114)	30,865	(283,303)
Gross margin (loss)	26,646	6,648	(409)	(4,022)	28,863

Selling and administrative expense	(7,346)	(1,982)	(433)	(1,665)	(11,426)
Operating income (loss) before pension/OPEB	$19,300	$4,666	$(842)	$(5,687)	$17,437

Six months ended June 30, 2009:

Net sales	$121,083	$18,724	$4,356	$(13,177)	$130,986
Cost of goods sold	(117,525)	(17,409)	(7,330)	14,718	(127,546)
Gross margin (loss)	3,558	1,315	(2,974)	1,541	3,440

Selling and administrative expense	(4,243)	(1,401)	(217)	(1,278)	(7,139)
Operating income (loss) before pension/OPEB	$(685)	$(86)	$(3,191)	$263	$(3,699)

 (1) Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	Three months ended June 30,
	2008	% of sales	2009	% of sales
	($ in thousands)

Net sales	$173,129	100.0%	$67,090	100.0%
Cost of goods sold	(152,531)	(88.1)	(62,601)	(93.3)
Gross margin	20,598	11.9	4,489	6.7

Selling and administrative expense	(3,708)	(2.1)	(724)	(1.1)
Operating income before pension/OPEB	$16,890	9.8%	$3,765	5.6%

	Six months ended June 30,
	2008	% of sales	2009	% of sales
	($ in thousands)

Net sales	$304,169	100.0%	$121,083	100.0%
Cost of goods sold	(277,523)	(91.2)	(117,525)	(97.1)
Gross margin	26,646	8.8	3,558	2.9

Selling and administrative expense	(7,346)	(2.4)	(4,243)	(3.5)
Operating income (loss) before pension/OPEB	$19,300	6.4%	$(685)	(0.6)%

The primary drivers of KSW’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

Sales volume (000 tons):
Fabricated wire products	26	20	56	40
Industrial wire	19	9	36	16
Coiled rebar	4	2	7	2
Wire rod	130	53	254	78
Billets	8	2	14	4
Total	187	86	367	140

Average per-ton selling prices:
Fabricated wire products	$1,385	$1,364	$1,276	$1,410
Industrial wire	1,100	892	980	967
Coiled rebar	859	522	767	544
Wire rod	819	563	722	596
Billets	658	345	568	423
All products	921	780	826	867

Average per-ton ferrous scrap cost	$366	$279	$320	$303

Average electricity cost per kilowatt hour	$0.05	$0.03	$0.06	$0.03

Kilowatt hours consumed (000 hrs)	144,821	89,621	277,731	131,748

Average natural gas cost per therm	$1.15	$0.37	$0.99	$0.59

Natural gas therms consumed (000 therms)	5,233	3,267	11,815	6,665

KSW’s operating performance during the second quarter and first six months of 2009 as compared to the same periods in 2008 was also impacted by the following:
•	substantially reduced production volumes as discussed above, which resulted in a much higher percentage of fixed costs included in cost of goods sold;
•
increased variable costs of production due to frequent mill changes as customers are managing their inventory by ordering much smaller quantities of our many different product lines as discussed above;

•	increased bad debt expense during the second quarter and first six months of 2009 of $1.6 million and $2.5 million, respectively, primarily due to the Chapter 11 proceedings of one of KSW’s customers;
•	decreased employee incentive compensation accruals during 2009 as discussed above;
•	decreases in KSW’s LIFO reserve and cost of goods sold during 2009 as discussed in Note 2 to our Condensed Consolidated Financial Statements; and
•	a $4.2 million credit related to the release of accrued environmental costs as discussed above.

Additionally, during the first quarter of 2009 KSW’s operating performance was impacted by:
•	increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures; and
•	decreased workers compensation accruals.

Engineered Wire Products, Inc.

	Three months ended June 30,
	2008	% of sales	2009	% of sales
	($ in thousands)

Net sales	$21,127	100.0%	$11,563	100.0%
Cost of goods sold	(16,767)	(79.4)	(10,575)	(91.5)
Gross margin	4,360	20.6	988	8.5

Selling and administrative expense	(1,172)	(5.5)	(748)	(6.5)
Operating income before pension/OPEB	$3,188	15.1%	$240	2.0%

	Six months ended June 30,
	2008	% of sales	2009	% of Sales
	($ in thousands)

Net sales	$34,179	100.0%	$18,724	100.0%
Cost of goods sold	(27,531)	(80.5)	(17,409)	(93.0)
Gross margin	6,648	19.5	1,315	7.0

Selling and administrative expense	(1,982)	(5.8)	(1,401)	(7.5)
Operating income (loss) before pension/OPEB	$4,666	13.7%	$(86)	(0.5)%

The primary drivers of EWP’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

Sales volume (000 tons) – Wire mesh	18	13	32	20

Average per-ton selling prices – Wire mesh	$1,154	$910	$1,062	$968

Average per-ton wire rod cost	$691	$817	$630	$813

Due to a wire rod market that had increased to unprecedented price levels during the second and third quarters of 2008 and due to low shipment volumes during the fourth quarter of 2008 and the first quarter of 2009, the products EWP sold during the second quarter and first six months of 2009 were produced with significantly higher wire rod costs than the products EWP sold during the same periods of 2008.  The wire rod costs included in EWP’s inventory as of June 30, 2009 approximate current wire rod market prices.

EWP’s operating performance during the second quarter and first six months of 2009 as compared to the same periods during 2008 was also impacted by the following:
•	increased variable costs of production due to frequent mill changes as customers are managing their inventory by ordering much smaller quantities of our different products as discussed above;
•	significantly higher percentage of fixed costs included in cost of goods sold during the first quarter of 2009 due to substantially reduced production volumes as discussed above;
•	decreased employee incentive compensation accruals during 2009 resulting from poor operating performance; and
•	decreases in EWP’s LIFO reserve and cost of goods sold during 2009 as discussed in Note 2 to our Condensed Consolidated Financial Statements.

Keystone – Calumet, Inc.

	Three months ended June 30,
	2008	% of sales	2009	% of sales
	($ in thousands)

Net sales	$5,402	100.0%	$2,438	100.0%
Cost of goods sold	(5,282)	(97.8)	(3,001)	(123.1)
Gross margin (loss)	120	2.2	(563)	(23.1)

Selling and administrative expense	(270)	(5.0)	(157)	(6.4)
Operating loss before pension/OPEB	$(150)	(2.8)%	$(720)	(29.5)%

	Six months ended June 30,
	2008	% of sales	2009	% of sales
	($ in thousands)

Net sales	$8,705	100.0%	$4,356	100.0%
Cost of goods sold	(9,114)	(104.7)	(7,330)	(168.3)
Gross margin (loss)	(409)	(4.7)	(2,974)	(68.3)

Selling and administrative expense	(433)	(5.0)	(217)	(5.0)
Operating loss before pension/OPEB	$(842)	(9.7)%	$(3,191)	(73.3)%

The primary drivers of sales, cost of goods sold and the resulting gross margin (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

Sales volume (000 tons) - Bar	6	3	10	5

Average per-ton selling prices - Bar	$957	$752	$845	$812

Average per-ton billet cost	$574	$469	$493	$489

Calumet’s operating performance during the second quarter and first six months of 2009 as compared to the same periods during 2008 was also impacted by the following:
•	substantially reduced production volumes as discussed above, which resulted in a much higher percentage of fixed costs included in cost of goods sold;
•	increased variable costs of production due to frequent mill changes as customers are managing their inventory by ordering much smaller quantities of Calumet’s many different product lines;
•	decreased cost of electricity and natural gas; and
•	decreased employee incentive compensation accruals during 2009 resulting from poor operating performance.

Additionally, during the first quarter of 2009 Calumet’s operating performance was impacted by:
•
a $1.5 million impairment charge as Calumet determined it was probable they would not be able to recover the cost of certain inventory items (those produced when scrap prices were substantially higher) in future selling prices; and

•	increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures.

During the second quarter of 2009, Calumet became certified to sell certain concrete reinforcing products for use in Illinois Department of Transportation (“DOT”) projects.  Calumet is currently certified to sell these products for DOT projects in Illinois, Indiana, Alabama, Kentucky, Minnesota, Ohio, Tennessee and Wisconsin and is seeking DOT certification in several other states.  We believe the addition of these products to Calumet’s product line could result in increased sales and profitability for this segment.

Pension Expense and Other Postretirement Benefit Credit

Primarily due to a $510 million decrease in our pension plans’ assets during 2008, we currently expect to record pension expense of $6.1 million during 2009 as compared to the $73.9 million defined benefit pension credit recorded during 2008.  Accordingly, we recorded defined benefit pension expense of $1.5 million and $3.0 million during the second quarter and first six months of 2009, respectively, as compared to the $17.9 million and $36.9 million defined benefit pension credit recorded during the second quarter and first six months of 2008, respectively.

During the third quarter of 2008, one of our OPEB plans was amended to, among other things, significantly increase fixed monthly benefits.  As a result, we currently expect our 2009 OPEB credit will be $5.0 million as compared to the $8.5 million OPEB credit recorded during 2008.  Accordingly, we recorded an OPEB credit of $1.3 million and $2.5 million during the second quarter and first six months of 2009, respectively, as compared to the $2.3 million and $4.5 million OPEB credit recorded during the second quarter and first six months of 2008, respectively.

Interest Expense

Interest expense during the second quarter and first six months of 2008 and 2009 and the primary drivers of interest expense are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	($ in thousands)

Interest expense	$932	$408	$2,245	$740

Average debt balance	71,809	32,982	82,340	31,641

Weighted average interest rates	4.8%	4.2%	5.2%	3.9%

The decrease in the average debt balance during 2009 was primarily due to a significant decrease in our revolving credit facility balance and the decrease in the overall weighted average interest rate during 2009 was primarily due to a decrease in the prime rate.  Interest rates on our revolving credit facility generally range from LIBOR plus 2% to the prime rate plus .5%.

Income Taxes

A tabular reconciliation of the difference between the U.S. Federal statutory income tax rate and our effective income tax rates is included in Note 8 to our Condensed Consolidated Financial Statements.  Our effective income tax rate for the first six months of 2009 is lower than the effective income tax rate for the first six months of 2008 because our 2009 tax losses are not available in all of our state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

Operating Activities

During the first six months of 2008 and 2009, net cash used in operations totaled $2.9 million and $6.2 million, respectively.  The $3.3 million decline in operating cash flows was due primarily to the net effects of:
•	an operating loss before pension/OPEB of $3.7 million during the first six months of 2009 as compared to operating income before pension/OPEB of $17.4 million during the first six months of 2008;
•	lower OPEB payments during 2009 of $1.3 million;
•
lower net cash used as a result of relative changes in our accounts receivable in 2009 of $16.3 million primarily due to lower shipment volumes during the first six months of 2009 as compared to the first six months of 2008;

•
higher net cash provided by relative changes in our inventory in 2009 of $20.8 million due to lower levels of inventory as we substantially reduced production levels during the first six months of 2009 as a result of poor product demand; and

•
higher net cash used as a result of relative changes in our accrued liabilities of $19.3 million in 2009 as a result of workers compensation claims settlements during the first quarter of 2009 and 2008 employee incentive compensation paid in the first quarter of 2009 which was significantly higher than 2007 employee incentive compensation paid in the first quarter of 2008.

Financing Activities

We increased borrowings on our revolving credit facility during the first six months of 2009 by $22.4 million primarily due to our decreased profitability and the payment of 2008’s employee incentive compensation totaling $8.7 million.  During the first six months of 2008, we used the $25 million proceeds from our subscription rights offering to reduce our indebtedness under our revolving credit facility resulting in a $3.6 million decline in borrowings on our revolving credit facility.

Future Cash Requirements

Capital Expenditures

As a result of the economic conditions during the first six months of 2009, we limited all non-critical capital projects.  Currently, we expect to spend approximately $8 million on capital expenditures for the remainder of the year.  However, the majority of these capital expenditures consist of upgrades of production equipment that are not critical to our operations and therefore may not be undertaken if economic conditions do not improve.  We expect to fund these capital expenditures using cash flows from operations and borrowing availability under our existing credit facilities.

Contractual Commitments

We made the final payment of $9.1 million on our 8% Notes during the first quarter of 2009.  There have been no other material changes in our contractual obligations since we filed our 2008 Annual Report, and we refer you to the report for a complete description of these commitments.

Environmental Obligations

On July 2, 2009, the IEPA approved the completion of the soil portion of the six-phase remediation plan of certain waste management units at KSW which resulted in us decreasing our accrued environmental costs as of June 30, 2009 by $4.2 million.  We currently believe the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant or potentially responsible party is approximately $2.3 million, including the $.9 million accrued as of June 30, 2009.  See Note 5 to our Condensed Consolidated Financial Statements for discussions of our environmental liabilities.

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

Off-balance Sheet Financing Arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2008 Annual Report.

Working Capital and Borrowing Availability

	December 31,	June 30,
	2008	2009
	(In thousands)

Working capital	$55,886	$50,941
Outstanding balance of revolving credit facility	3,264	25,658

Additional borrowing availability	46,500	15,990

The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.5 million at June 30, 2009).

In connection with the IEPA’s approval of the completion of the soil portion of waste management units at KSW, we expect the IEPA to approve the release of approximately $2.0 million of escrowed funds to us, which will be used to decrease the balance on our revolving credit facility resulting in additional borrowing availability.

Liquidity Outlook

See the “Recent Developments” section of “Results of Operations” above.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 10 to our Condensed Consolidated Financial Statements for the projected impact of recent accounting pronouncements on our financial position and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the 2008 Annual Report for a discussion of the market risks associated with changes in interest rates and ferrous scrap costs that affect us.  There have been no material changes in such market risks during the first six months of 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings.

       Reference is made to disclosure provided under the caption "Other current litigation" in Note 5 to our Condensed Consolidated Financial Statements.

ITEM 1A. Risk Factors.

Reference is made to our 2008 Annual Report for a discussion of risk factors related to our businesses.  There have been no material changes in such risk factors during the first six months of 2009.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

We held our 2009 Annual Meeting of Shareholders on May 19, 2009.  Each of Dr. Thomas E. Barry, Paul M. Bass, Jr., Glenn R. Simmons, Steven L. Watson and Donald P. Zima were elected as directors, each receiving votes “For” their election from at least 88.4% of the 12.1 million common shares eligible to vote at the Annual Meeting.

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

Keystone Consolidated Industries, Inc.
(Registrant)

Date: August 7, 2009	By/s/ Bert E. Downing, Jr. Bert E. Downing, Jr. Vice President, Chief Financial Officer, Corporate Controller and Treasurer