Form 10-Q
period 2009-09-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2009-11-05
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009	Commission file number 1-3919

Keystone Consolidated Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	37-0364250
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(972) 458-0028

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

Number of shares of common stock outstanding on November 5, 2009: 12,101,932

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
ASSETS	2008	2009
		(unaudited)

Current assets:
Accounts receivable, net	$26,612	$50,681
Inventories	70,858	58,068
Deferred income taxes	14,373	14,373
Income taxes receivable	-	2,052
Prepaid expenses and other	2,724	2,848

Total current assets	114,567	128,022

Property, plant and equipment:
Land	1,468	1,468
Buildings and improvements	59,598	60,850
Machinery and equipment	317,573	323,788
Construction in progress	9,421	5,751
	388,060	391,857
Less accumulated depreciation	298,073	305,703

Net property, plant and equipment	89,987	86,154

Other assets:
Restricted investments	2,277	250
Pension asset	41,651	51,790
Other, net	1,251	1,105

Total other assets	45,179	53,145

Total assets	$249,733	$267,321

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	September 30,
	2008	2009
		(unaudited)

Current liabilities:
Notes payable and current maturities of long-term debt	$18,848	$39,726
Accounts payable	7,776	11,316
Accrued OPEB cost	1,372	1,372
Income taxes payable	1,116	-
Other accrued liabilities	29,569	17,202

Total current liabilities	58,681	69,616

Noncurrent liabilities:
Long-term debt	12,782	6,588
Accrued pension cost	1,319	969
Accrued OPEB cost	42,560	43,657
Deferred income taxes	8,284	15,602
Other accrued liabilities	6,463	2,906

Total noncurrent liabilities	71,408	69,722

Stockholders' equity:
Common stock	125	125
Additional paid-in capital	100,111	100,111
Accumulated other comprehensive loss	(160,415)	(154,570)
Retained earnings	180,619	183,113
Treasury stock	(796)	(796)

Total stockholders' equity	119,644	127,983

Total liabilities and stockholders’ equity	$249,733	$267,321

Commitments and contingencies (Note 5)

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(unaudited)

Net sales	$183,209	$100,363	$495,375	$231,349
Cost of goods sold	(156,867)	(85,452)	(440,170)	(212,998)

Gross margin	26,342	14,911	55,205	18,351

Other operating income (expense):
Selling expense	(2,575)	(1,498)	(6,338)	(4,776)
General and administrative expense	(5,187)	(3,678)	(12,850)	(7,539)
Defined benefit pension credit (expense)	18,467	(1,515)	55,401	(4,543)
Other postretirement benefit credit	2,006	1,042	6,542	3,562

Total other operating income (expense)	12,711	(5,649)	42,755	(13,296)

Operating income	39,053	9,262	97,960	5,055

Nonoperating income (expense):
Interest expense	(879)	(474)	(3,124)	(1,214)
Other income, net	306	42	604	144

Total nonoperating expense	(573)	(432)	(2,520)	(1,070)

Income before income taxes	38,480	8,830	95,440	3,985

Income tax expense	(14,505)	(2,962)	(35,936)	(1,491)

Net income	$23,975	$5,868	$59,504	$2,494

Basic and diluted income per share	$1.98	$0.48	$5.25	$0.21

Basic and diluted weighted average shares outstanding	12,102	12,102	11,336	12,102

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2008	2009
	(unaudited)

Cash flows from operating activities:
Net income	$59,504	$2,494
Depreciation and amortization	11,432	10,399
Deferred income taxes	33,242	3,794
Defined benefit pension expense (credit)	(55,401)	4,543
OPEB credit	(6,542)	(3,562)
OPEB payments	(2,024)	(1,005)
Bad debt expense	56	3,258
Inventory impairment	-	1,495
Other, net	639	346
Change in assets and liabilities:
Accounts receivable	(27,962)	(27,327)
Inventories	(20,636)	11,295
Accounts payable	2,619	3,540
Accrued environmental costs	(505)	(4,285)
Accrued liabilities	14,849	(11,639)
Income taxes	(197)	(3,168)
Other, net	(1,013)	(108)

Net cash provided by (used in) operating activities	8,061	(9,930)

Cash flows from investing activities:
Capital expenditures	(7,776)	(6,799)
Restricted investments, net	(21)	2,027
Other, net	436	72

Net cash used in investing activities	(7,361)	(4,700)

Cash flows from financing activities:
Issuance of common stock	24,713	-
Revolving credit facility, net	(10,172)	28,323
Principal payments on other notes payable and long-term debt	(15,089)	(13,670)
Deferred financing costs paid	(152)	(23)

Net cash provided by (used in) financing activities	(700)	14,630

Net change in cash and cash equivalents

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures: Cash paid for:
Interest, net of amount capitalized	$2,825	$903
Income taxes, net	2,891	865

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Nine months ended September 30, 2009
(In thousands)

	Common	Additional paid-in	Accumulated other comprehensive income (loss)		Retained	Treasury		Comprehensive
	stock	capital	Pensions	OPEB	earnings	stock	Total	income (loss)
	(unaudited)

Balance – December 31, 2008	$125	$100,111	$(193,258)	$32,843	$180,619	$(796)	$119,644

Net income	-	-	-	-	2,494	-	2,494	$2,494

Amortization of prior service cost (credit), net of tax	-	-	576	(7,566)	-	-	(6,990)	(6,990)

Amortization of actuarial losses, net of tax	-	-	8,802	4,033	-	-	12,835	12,835

Balance – September 30, 2009	$125	$100,111	$(183,880)	$29,310	$183,113	$(796)	$127,983

Comprehensive income								$8,339

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

Note 1 – Organization and basis of presentation:

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the Securities and Exchange Commission (“SEC”) on March 12, 2009 (the “2008 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  Certain reclassifications have been made to conform the prior year’s Condensed Consolidated Financial Statements to the current year’s classifications.  As compared to the 2008 Annual Report, we have omitted certain information and footnote disclosures from this Quarterly Report that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended September 30, 2009 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2008 Consolidated Financial Statements contained in the 2008 Annual Report.

At September 30, 2009, Contran Corporation (“Contran”) owned approximately 62% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In thousands)		(In thousands)

Net sales:
KSW	$179,591	$92,746	$483,760	$213,829
EWP	19,457	12,782	53,636	31,506
Calumet	4,927	2,841	13,632	7,197
Elimination of intersegment sales	(20,766)	(8,006)	(55,653)	(21,183)

Total net sales	$183,209	$100,363	$495,375	$231,349

Operating income (loss):
KSW	$18,577	$8,629	$37,877	$7,944
EWP	3,372	887	8,038	801
Calumet	(874)	(187)	(1,716)	(3,378)
Pension credit (expense)	18,467	(1,515)	55,401	(4,543)
OPEB credit	2,006	1,042	6,542	3,562
Other(1)	(2,495)	406	(8,182)	669

Total operating income	39,053	9,262	97,960	$5,055

Nonoperating income (expense):
Interest expense	(879)	(474)	(3,124)	(1,214)
Other income, net	306	42	604	144

Income before income taxes	$38,480	$8,830	$95,440	$3,985

(1) Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

On a quarterly basis, we estimate our LIFO reserve balances that would be required at the end of the year based on projections of year-end inventory quantities and costs.  During the year, we record a pro-rated, year-to-date change in our LIFO reserve balances from the prior year-end based on these projections.  At the end of each year, we calculate our LIFO reserve balances based on actual year-end inventory quantities and costs.  During the third quarter and first nine months of 2009, we significantly decreased KSW’s and EWP’s LIFO inventory reserve balances primarily because estimated raw material costs and inventory levels for December 2009 were substantially lower than actual December 2008 raw material costs and inventory levels.  Changes in LIFO reserves are reflected in cost of goods sold.  The changes in KSW’s and EWP’s LIFO inventory reserve balances for the third quarter and first nine months of 2008 and 2009 are presented in the table below.

	Increase (decrease) in LIFO reserve
	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In thousands)		(In thousands)

KSW	$(1,516)	$(2,318)	$3,335	$(9,055)

EWP	(123)	(1,217)	1,171	(4,434)

Total	$(1,639)	$(3,535)	$4,506	$(13,489)

During the first quarter of 2009, Calumet determined it was probable it would not recover the cost of certain inventory items in future selling prices and recognized a $1.5 million impairment charge to reduce these inventory items to their estimated net realizable values.  This impairment charge is included in Calumet’s cost of goods sold.

On July 2, 2009, the Illinois Environmental Protection Agency (the “IEPA”) approved the completion of the soil portion of the remediation plan of certain waste management units at KSW which resulted in a $4.2 million decrease (recorded as a credit to general administrative expense) in KSW’s environmental reserves during the second quarter of 2009.  See Note 5.

During the third quarter and first nine months of 2009, KSW recorded bad debt expense of $.7 million and $3.2 million, respectively, primarily due to a Chapter 11 filing by one of their customers.  Bad debt expense is included in general and administrative expense.

Note 3 – Inventories, net:

	December 31,	September 30,
	2008	2009
	(In thousands)

Raw materials	$9,635	$5,601
Work in process	6,657	6,093
Billets	10,191	9,684
Wire rod	24,225	13,785
Other finished products	33,646	22,020
Supplies	20,938	21,830

Inventory at FIFO	105,292	79,013
Less LIFO reserve	34,434	20,945

Total	$70,858	$58,068

We believe our LIFO reserve represents the excess of replacement or current cost over the stated LIFO value of our inventories.

As discussed in Note 2, estimated inventory costs and quantities for December 2009 are substantially lower than actual inventory costs and quantities at December 2008.  Although the estimated reduction in inventory quantities has resulted in a partial liquidation of LIFO inventory during 2009, the impact of the liquidation was not significant to reported cost of sales for the third quarter and first nine months of 2009.  See Note 2.

Note 4 - Notes payable and long-term debt:

	December 31,	September 30,
	2008	2009
	(In thousands)

Wachovia revolving credit facility	$3,264	$31,587
8% Notes	9,108	-
Term loans:
Wachovia	10,953	6,953
County	7,441	6,882
Other	864	892

Total debt	31,630	46,314
Less current maturities	18,848	39,726

Total long-term debt	$12,782	$6,588

During the first quarter of 2009, we made the final payment on our 8% Notes.

Our agreement with Wachovia includes financial performance covenants which require a trailing twelve-month Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring (“EBITDAR”), as defined in the agreement, of at least $17 million (measured quarterly) and a fixed charge coverage ratio, as defined in the agreement, of at least 1.0 (measured monthly) for the previous twelve-month period.  We generated EBITDAR of $9.8 million and a fixed charge coverage ratio of 1.2 for the twelve-month period ended September 30, 2009.

On October 2, 2009 we entered into the Third Amendment to our Wachovia Credit Facility agreement.  The amendment, among other things, waived the EBITDAR covenant for the quarter ended September 30, 2009; waived the fixed charge coverage ratio covenant for the months of September, October and November of 2009; decreased the fixed charge coverage ratio requirement to 0.9 for the months ending December 31, 2009, January 31, 2010 and February 28, 2010; added unfinanced capital expenditures to the definition of fixed charges; increased minimum excess availability by $5.0 million from September 30, 2009 to March 31, 2010; increased interest rates on the revolver to prime plus 1% or LIBOR plus 2.75% and increased interest rates on the term loan to prime plus 1.25% or LIBOR plus 3%. We paid Wachovia $100,000 for the amendment.

EBITDAR for the three quarters ended September 30, 2009 totals $15.6 million.  As such, we must achieve a total EBITDAR of $1.4 million during the fourth quarter of 2009 to be in compliance with our EBITDAR covenant as of December 31, 2009.  Additionally, based on current forecasts of interest expense, tax payments and capital expenditures, if we achieve EBITDAR of $1.4 million during the fourth quarter of 2009, we will be in compliance with our fixed charge coverage ratio covenant as of December 31, 2009.     We believe we will be able to comply with the covenant restrictions, as amended, through the maturity of the facility in August 2010; however if future operating results differ materially from our predictions we may be unable to maintain compliance.

The Wachovia Credit Facility matures in August 2010 and is collateralized by substantially all of our operating assets. Failure to comply with the covenants contained in the facility could result in the acceleration of any outstanding balance under the facility prior to their stated maturity date.  Additionally, the lenders participating in the facility can restrict our ability to incur additional secured indebtedness and can declare a default under the credit facility in the event of, among other things, a material adverse change in our business.

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us.  Such costs include, among other things, expenditures for remedial site investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation.  The extent of our liability cannot be determined until site investigation studies are completed.  At September 30, 2009, the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.3 million, including our recorded accrual of $.8 million.  Our cost estimates have not been discounted to present value due to the uncertainty of the timing of the pay out.  It is possible our actual costs could differ materially from the amounts we have accrued or the upper end of the range for the sites where we have been named a defendant.  Our ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs or a determination that we are potentially responsible for the release of hazardous substances at other sites.  Although we believe our comprehensive general liability insurance policies provide indemnification for certain costs that we incur with respect to our environmental remediation obligations, we do not currently have receivables recorded for any such recoveries.

The exact time frame over which we make payments with respect to our accrued environmental costs is unknown and is dependent upon, among other things, the timing of the actual remediation process, which in part depends on factors outside our control.  At each balance sheet date, we make an estimate of the amount of our accrued environmental costs that will be paid out over the subsequent twelve months, and we classify such amount as a current liability.  We classify the remainder of the accrued environmental costs as noncurrent liabilities. See Note 6.

More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.  A summary of activity in our environmental accruals for the nine months ended September 30, 2009 is as follows:

Nine months ended September 30, 2009
(In thousands)

Balance at December 31, 2008	$5,125
Net reduction in accrued environmental cost credited to general and administrative expense	(3,978)
Payments	(307)

Balance at September 30, 2009	$840

Since September 1992, we have been involved in the closure of inactive waste management units (the “WMUs”) at KSW’s Peoria, Illinois facility pursuant to a Consent Order (the “Consent Order”) and a closure plan approved by the IEPA.  The closure involved a six-phase remediation plan, with each phase requiring separate final approval from the IEPA. On July 2, 2009, we received final approval from the IEPA for the completion of the soil portion of the plan for all of the WMUs. The amount of remediation we were ultimately required to undertake pursuant to such approval was not as extensive as we had previously estimated, and accordingly we reduced our accrual for this matter by $4.2 million during the second quarter of 2009.  The groundwater portion of three of the WMUs remains open at this time and is anticipated to be closed after a specified period of “clean” semi-annual monitoring results.  We currently expect the remaining groundwater monitoring portion to cost $65,000.  Additionally, the Consent Order requires KSW to pay a penalty fee of $75,000 to cover all past notice of violations with the State of Illinois.  As such, we have $140,000 accrued for this matter at September 30, 2009.

As part of the Consent Order, we established a trust fund (the “Trust Fund”) in which monies were deposited to create a cash reserve for the corrective action work and for the potential of third party claims.  Through a modification of the Consent Order in 2005, we were then permitted to withdraw funds from the Trust Fund as we incurred costs related to the remediation.  In connection with the IEPA’s approval of the soil portion of the WMUs, the IEPA released approximately $2.0 million of the escrowed funds to us during the third quarter of 2009.  The Trust Fund balance of $250,000 at September 30, 2009 is expected to fund the remaining groundwater portion of the WMUs and the $75,000 penalty fee discussed above.  Because we are uncertain as to the timing of the completion of the remaining groundwater portion of the WMUs, the Trust Fund is included in restricted investments classified as other noncurrent assets on our Condensed Consolidated Balance Sheets.

In February 2000, we received formal notice of the United States Environmental Protection Agency’s (“U.S. EPA”) intent to issue a unilateral administrative order to us pursuant to Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA").  The draft order enclosed with this notice would require us to: (1) investigate the nature and extent of hazardous constituents present at and released from five alleged solid WMUs at KSW’s Peoria, Illinois facility; (2) investigate hazardous constituent releases from "any other past or present locations at KSW’s Peoria, Illinois facility where past waste treatment, storage or disposal may pose an unacceptable risk to human health and the environment"; (3) complete by September 30, 2001 an "environmental indicators report" demonstrating the containment of hazardous substances that could pose a risk to "human receptors" and further demonstrating that we "have stabilized the migration of contaminated groundwater at or from the facility”; (4) submit by January 30, 2002 proposed "final corrective measures necessary to protect human health and the environment from all current and future unacceptable risks of releases of hazardous waste or hazardous constituents at or from KSW’s Peoria, Illinois facility”; and (5) complete by September 30, 2001 the closure of the sites discussed in the preceding paragraph now undergoing RCRA closure under the supervision of the IEPA.  During the fourth quarter of 2000, we entered into a modified Administrative Order on Consent (the “AOC”) that required us to conduct investigation and cleanup activities at certain solid waste management units at KSW’s Peoria, Illinois facility.  On July 31, 2006, we submitted a Corrective Measures Completion Report (“CMCR”) to the U.S. EPA.  Based on the remedial activities conducted at the site, the U.S. EPA required us to conduct several quarters of post-remediation groundwater monitoring.  Following the groundwater monitoring, we submitted a final summary on June 30, 2008 and again on December 19, 2008 requesting closure of the AOC. We are awaiting a response relative to this matter from the U.S. EPA.

Prior to one of our subsidiaries’ 1996 acquisition of DeSoto, Inc. (“DeSoto”), DeSoto was notified by the Texas Natural Resource Conservation Commission (now called the Texas Commission on Environmental Quality or “TCEQ”) that there were certain deficiencies in prior reports to the TCEQ relative to one of DeSoto’s non-operating facilities located in Gainesville, Texas.  During 1999, that subsidiary entered into the TCEQ's Voluntary Cleanup Program.  Remediation activities at this site are expected to continue for another four to five years and total future remediation costs are presently estimated to be between $.6 million and $2.0 million.  During the first nine months of 2008 and 2009, we paid approximately $.4 million and $.2 million respectively, in connection with remediation efforts at this site.

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

Note 6 - Other accrued liabilities:

	December 31,	September 30,
	2008	2009
	(In thousands)
Current:
Employee benefits	$19,656	$9,301
Self insurance	5,936	4,491
Environmental	455	400
Other	3,522	3,010

Total	$29,569	$17,202

Noncurrent:
Workers compensation payments	$1,621	$2,273
Environmental	4,670	440
Other	172	193

Total	$6,463	$2,906

Note 7 – Employee benefit plans:

We currently expect to record a defined benefit pension expense of $5.9 million during 2009 and we anticipate that no cash contributions will be required during 2009.  The components of our net periodic defined benefit pension expense (credit) for the third quarter and first nine months of 2008 and 2009 are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In thousands)

Service cost	$860	$814	$2,582	$2,441
Interest cost	5,578	5,411	16,735	16,231
Expected return on plan assets	(22,518)	(9,721)	(67,553)	(29,161)
Amortization of accumulated other comprehensive income:
Prior service cost	308	308	922	924
Actuarial losses (gains)	(2,695)	4,703	(8,087)	14,108

Total expense (credit)	$(18,467)	$1,515	$(55,401)	$4,543

We currently expect our 2009 OPEB credit will be $4.7 million.  As allowed under certain of our amended benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2009 benefit payments due under one of our OPEB plans.  As such, we anticipate contributing an aggregate of only $1.3 million to our OPEB plans during 2009. The components of our net periodic credit related to OPEB for the third quarter and first nine months of 2008 and 2009 are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In thousands)

Service cost	$(31)	$19	$74	$67
Interest cost	267	690	1,193	2,034
Amortization of accumulated other comprehensive income:
Prior service credit	(4,039)	(4,040)	(12,862)	(12,128)
Actuarial losses	1,413	2,289	4,669	6,465
Settlement of 2006 1114 Agreement benefits	384	-	384	-
Total credit	$(2,006)	$(1,042)	$(6,542)	$(3,562)

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

Note 8 – Income taxes:

	Nine months ended
	September 30,
	2008	2009
	(In thousands)

Expected income tax expense, at statutory rate	$33,405	$1,395
U.S. state income tax expense, net	2,441	74
Other, net	90	22

Income tax expense	$35,936	$1,491

Note 9 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31, 2008		September 30, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)

Restricted cash equivalents	$2,277	$2,277	$250	$250
Accounts receivable, net	26,612	26,612	50,681	50,681
Accounts payable	7,776	7,776	11,316	11,316

Long-term debt:
Variable-rate debt	14,217	14,217	38,540	38,540
Fixed-rate debt	17,413	14,161	7,774	7,117

Due to their nature, the carrying amounts of our restricted cash equivalents and variable rate indebtedness are considered equivalent to fair value.  Additionally, due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  The fair value of our fixed-rate indebtedness was based on the net present value of our remaining debt payments at an interest rate commensurate with our variable-rate debt which represents Level 3 inputs as defined in Accounting Standards Codification (“ASC”) Topic 820-10-35.

Note 10 – Recent accounting pronouncements:

Fair Value Disclosures - In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now included with ASC Topic 825-10 Financial Instruments.  This FSP requires us to disclose the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position, as required by Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments for interim as well as annual periods.  Prior to the adoption of the FSP, we were only required to disclose this information annually.  This FSP became effective for us in the second quarter of 2009 and did not have an effect on our Condensed Consolidated Financial Statements.  The disclosures required by the FSP are included in Note 9 to our Condensed Consolidated Financial Statements.

Benefit Plan Asset Disclosures - During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is now included with ASC Topic 715-20 Defined Benefit Plans.  This statement amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 will be effective for us beginning with our 2009 annual report, and we will provide the expanded disclosures about our pension plan assets at that time.

Subsequent Events – In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now included with ASC Topic 855-10 Subsequent Events.  SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  SFAS No. 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events; we have evaluated for subsequent events through November 5, 2009 which is the date this report was filed with the SEC.  SFAS No. 165 became effective for us in the third quarter of 2009 and its adoption did not have a material effect on our Condensed Consolidated Financial Statements.

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

Recent Developments

During the first five months of 2009, the economic conditions resulted in customers cancelling or postponing certain projects due to an inability to secure financing in the current credit markets and choosing to conserve cash by liquidating their inventories and instituting a just-in-time order philosophy.  In addition, while we experienced an unprecedented 90% increase in the cost of ferrous scrap from December 2007 to August 2008, a significant decline in ferrous scrap costs since that time resulted in customers limiting orders as they believed lower ferrous scrap prices would result in lower selling prices in the near future. Given this sharply reduced market demand, we have operated our facilities on substantially reduced production schedules, which resulted in a much higher percentage of fixed costs included in cost of goods sold as these costs could not be capitalized into inventory.  Our customers’ just-in-time order philosophies have resulted in additional costs due to frequent mill changes as customers are ordering much smaller quantities of our many different products.  Additionally, we experienced equipment break-downs and start-up issues as idle production facilities were difficult to re-start given the cold winter temperatures during the first quarter of 2009.  However, we believe our reduced production schedules allowed us to somewhat temper the adverse impact of the business downturn on our liquidity.

Shipment volumes and customer orders increased during the third quarter of 2009.  Average weekly shipments for September 2009 were the highest since August 2008 and our backlog as of August 31, 2009 and September 30, 2009 was the highest and second highest, respectively, since September 30, 2008.  We believe the increase in customer orders is primarily due to extremely low customer inventory levels and the closing of certain competitor mills as opposed to a meaningful increase in demand.  We expect customer orders to decrease during the fourth quarter of 2009 as the typical construction season ends.  The increase in shipment volumes resulted in increased production levels during the third quarter of 2009.  However, our customers have continued the just-in-time order philosophy discussed above and we have changed our production and inventory strategies accordingly.

One of the key drivers of our profitability is the margin between ferrous scrap costs and our selling prices.  As discussed above, ferrous scrap market prices have generally declined since August 2008, which resulted in market pressure to decrease our selling prices during the first half of 2009.  Ferrous scrap market prices increased slightly during the third quarter of 2009 and we announced price increases on selected products.  However, the sharp reduction in demand in the fall of 2008 resulted in high levels of inventory in the market which continue to put pressure on our margins.  Although we expect ferrous scrap market prices to decrease during the fourth quarter of 2009 resulting in additional downward price pressure, we believe we will be able to generate a positive margin between overall selling prices and variable inventory costs throughout the remainder of 2009.

We currently believe our cash flows from operating activities combined with availability under our existing revolving credit facility will be sufficient to enable us to meet our cash flow needs for the next twelve months.  As discussed in Note 4 to our Condensed Consolidated Financial Statements, we were out of compliance with a certain financial covenant as of September 30, 2009 and our primary credit facility was amended on October 2, 2009 to waive certain financial covenants until December 31, 2009.  Current forecasts indicate we will be in compliance with our financial covenants at December 31, 2009, however if future operating results differ materially from our predictions we may be unable to maintain compliance.  The credit facility is collateralized by substantially all of our operating assets and failure to comply with the covenants contained in the credit facility could result in the acceleration of any outstanding balance under the facility prior to their stated maturity date.  Additionally, the lenders participating in the credit facility can restrict our ability to incur additional secured indebtedness and can declare a default under the credit facility in the event of, among other things, a material adverse change in our business.  In the event of an uncured default of our primary credit facility agreement, we would seek to refinance the facility with a new group of lenders or, if required, we will use our existing liquidity resources (which could include funds provided by our affiliates).  If we were unable to secure sufficient debt or equity financing, we would not be able to fund our operations.

On July 2, 2009, the Illinois Environmental Protection Agency (the “IEPA”) approved the completion of the soil portion of the remediation plan of certain waste management units at our Peoria, Illinois facility which resulted in us decreasing our accrued environmental costs by $4.2 million during the third quarter of 2009.  We believe the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant or potentially responsible party is approximately $2.3 million, including the $.8 million accrued as of September 30, 2009.  In connection with the IEPA’s approval of the soil portion of the WMUs, the IEPA released approximately $2.0 million of escrowed funds to us during the third quarter of 2009.    See Note 5 to our Condensed Consolidated Financial Statements for discussions of our environmental liabilities.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In thousands)

Operating income as reported	$39,053	$9,262	$97,960	$5,055
Defined benefit pension expense (credit)	(18,467)	1,515	(55,401)	4,543
OPEB credit	(2,006)	(1,042)	(6,542)	(3,562)
Operating income before pension and OPEB	$18,580	$9,735	$36,017	$6,036

Operating performance before pension and OPEB for the third quarter and first nine months of 2009 was significantly worse than the same periods of 2008 primarily due to the net effects of the following factors:
•	lower shipment volumes as discussed above;
•	lower selling prices as discussed above;
•	reduced production volumes as discussed above, which resulted in a higher percentage of fixed costs included in cost of goods sold;
•	increased variable costs of production due to frequent mill changes as customers are managing their inventory by ordering much smaller quantities of our many different products as discussed above;
•	increased bad debt expense during the third quarter and first nine months of 2009 of $.7 million and $3.2 million, respectively, primarily due to the Chapter 11 proceedings of one of our customers;
•	decreased cost of ferrous scrap;
•	decreased cost of electricity and natural gas;
•	decreased employee incentive compensation accruals during 2009 resulting from lower profitability; and
•
decreases in our LIFO reserve and cost of goods sold during the third quarter and first nine months of 2009 of $3.5 million and $13.5 million, respectively as compared to only a $1.6 million decrease in our LIFO reserve and cost of goods sold during the third quarter of 2008 and a $4.5 million increase in our LIFO reserve and cost of goods sold during the first nine months of 2008 as discussed in Note 2 to our Condensed Consolidated Financial Statements.

Operating profit for the first nine months of 2009 as compared to the first nine months of 2008 was also impacted by:
•	increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures during the first quarter of 2009;
•	a $1.5 million impairment charge to reduce certain inventories to net realizable value during the first quarter of 2009;
•	decreased workers compensation accruals; and
•
a $4.2 million credit to general and administrative expense during the second quarter of 2009 related to the release of accrued environmental costs for certain inactive waste management units as discussed above.

Our consolidated sales volume and average per-ton selling prices for the third quarter and first nine months of 2008 and 2009 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

Sales volume (000 tons):
Fabricated wire products	20	14	76	54
Industrial wire	17	9	53	25
Coiled rebar	7	2	14	4
Wire rod	95	100	310	158
Billets	8	2	9	4
Wire mesh	14	15	47	34
Bar	4	4	14	9
Total	165	146	523	288

Average per-ton selling prices:
Fabricated wire products	$1,578	$1,344	$1,356	$1,393
Industrial wire	1,302	827	1,083	914
Coiled rebar	921	541	844	543
Wire rod	965	564	795	574
Billets	852	203	793	193
Wire mesh	1,348	874	1,151	928
Bar	1,147	772	933	796
All products	1,106	686	943	801

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

Our consolidated net sales, cost of goods sold, operating costs and operating performance before pension and OPEB credit or expense by segment are set forth in the following table:

	KSW	EWP	Calumet	Other(1)	Total
	(In thousands)
Three months ended September 30, 2008:

Net sales	$179,591	$19,457	$4,927	$(20,766)	$183,209
Cost of goods sold	(155,877)	(14,902)	(5,363)	19,275	(156,867)
Gross margin (loss)	23,714	4,555	(436)	(1,491)	26,342

Selling and administrative expense	(5,137)	(1,183)	(438)	(1,004)	(7,762)
Operating income (loss) before pension/OPEB	$18,577	$3,372	$(874)	$(2,495)	$18,580

Three months ended September 30, 2009:

Net sales	$92,746	$12,782	$2,841	$(8,006)	$100,363
Cost of goods sold	(80,143)	(11,287)	(2,861)	8,839	(85,452)
Gross margin (loss)	12,603	1,495	(20)	833	14,911

Selling and administrative expense	(3,974)	(608)	(167)	(427)	(5,176)
Operating income (loss) before pension/OPEB	$8,629	$887	$(187)	$406	$9,735

Nine months ended September 30, 2008:

Net sales	$483,760	$53,636	$13,632	$(55,653)	$495,375
Cost of goods sold	(433,400)	(42,433)	(14,477)	50,140	(440,170)
Gross margin (loss)	50,360	11,203	(845)	(5,513)	55,205

Selling and administrative expense	(12,483)	(3,165)	(871)	(2,669)	(19,188)
Operating income (loss) before pension/OPEB	$37,877	$8,038	$(1,716)	$(8,182)	$36,017

Nine months ended September 30, 2009:

Net sales	$213,829	$31,506	$7,197	$(21,183)	$231,349
Cost of goods sold	(197,668)	(28,696)	(10,191)	23,557	(212,998)
Gross margin (loss)	16,161	2,810	(2,994)	2,374	18,351

Selling and administrative expense	(8,217)	(2,009)	(384)	(1,705)	(12,315)
Operating income (loss) before pension/OPEB	$7,944	$801	$(3,378)	$669	$6,036

 (1) Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	Three months ended September 30,
	2008	% of sales	2009	% of sales
	($ in thousands)

Net sales	$179,591	100.0%	$92,746	100.0%
Cost of goods sold	(155,877)	(86.8)	(80,143)	(86.4)
Gross margin	23,714	13.2	12,603	13.6

Selling and administrative expense	(5,137)	(2.9)	(3,974)	(4.3)
Operating income before pension/OPEB	$18,577	10.3%	$8,629	9.3%

	Nine months ended September 30,
	2008	% of sales	2009	% of sales
	($ in thousands)

Net sales	$483,760	100.0%	$213,829	100.0%
Cost of goods sold	(433,400)	(89.6)	(197,668)	(92.4)
Gross margin	50,360	10.4	16,161	7.6

Selling and administrative expense	(12,483)	(2.6)	(8,217)	(3.9)
Operating income before pension/OPEB	$37,877	7.8%	$7,944	3.7%

The primary drivers of KSW’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

Sales volume (000 tons):
Fabricated wire products	20	14	76	54
Industrial wire	17	9	53	25
Coiled rebar	7	2	14	4
Wire rod	112	113	366	190
Billets	14	5	28	8
Total	170	143	537	281

Average per-ton selling prices:
Fabricated wire products	$1,578	$1,344	$1,356	$1,393
Industrial wire	1,302	827	1,083	914
Coiled rebar	921	541	844	543
Wire rod	963	561	796	575
Billets	778	328	674	368
All products	1,053	647	898	756

Average per-ton ferrous scrap cost	$449	$254	$361	$269

Average electricity cost per kilowatt hour	$0.06	$0.03	$0.06	$0.03

Kilowatt hours consumed (000 hrs)	141,109	122,148	418,840	253,896

Average natural gas cost per therm	$1.04	$0.38	$1.00	$0.52

Natural gas therms consumed (000 therms)	4,456	3,766	16,272	10,431

KSW’s operating performance during the third quarter and first nine months of 2009 as compared to the same periods in 2008 was also impacted by the following:
•	reduced production volumes as discussed above, which resulted in a higher percentage of fixed costs included in cost of goods sold;
•
increased variable costs of production due to frequent mill changes as customers are managing their inventory by ordering much smaller quantities of our many different product lines as discussed above;

•	increased bad debt expense during the third quarter and first nine months of 2009 of $.7 million and $3.2 million, respectively, primarily due to the Chapter 11 proceedings of one of KSW’s customers;
•	decreased employee incentive compensation accruals during 2009 as discussed above; and
•	decreases in KSW’s LIFO reserve and cost of goods sold during 2009 as discussed in Note 2 to our Condensed Consolidated Financial Statements.

KSW’s operating profit for the first nine months of 2009 as compared to the first nine months of 2008 was also impacted by:
•	increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures during the first quarter of 2009;
•	decreased workers compensation accruals; and
•	a $4.2 million credit related to the release of accrued environmental costs during the second quarter of 2009 as discussed above.

Engineered Wire Products, Inc.

	Three months ended September 30,
	2008	% of sales	2009	% of sales
	($ in thousands)

Net sales	$19,457	100.0%	$12,782	100.0%
Cost of goods sold	(14,902)	(76.6)	(11,287)	(88.3)
Gross margin	4,555	23.4	1,495	11.7

Selling and administrative expense	(1,183)	(6.1)	(608)	(4.8)
Operating income before pension/OPEB	$3,372	17.3%	$887	6.9%

	Nine months ended September 30,
	2008	% of sales	2009	% of Sales
	($ in thousands)

Net sales	$53,636	100.0%	$31,506	100.0%
Cost of goods sold	(42,433)	(79.1)	(28,696)	(91.1)
Gross margin	11,203	20.9	2,810	8.9

Selling and administrative expense	(3,165)	(5.9)	(2,009)	(6.4)
Operating income before pension/OPEB	$8,038	15.0%	$801	2.5%

The primary drivers of EWP’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

Sales volume (000 tons) – Wire mesh	14	15	47	34

Average per-ton selling prices – Wire mesh	$1,348	$874	$1,151	$928

Average per-ton wire rod cost	$824	$660	$690	$748

Due to a wire rod market that had increased to unprecedented price levels during the second and third quarters of 2008 and due to low shipment volumes during the fourth quarter of 2008 and the first quarter of 2009, the products EWP sold during the first six months of 2009 were produced with significantly higher wire rod costs than the products EWP sold during the same period of 2008.  The wire rod costs included in EWP’s inventory as of June 30, 2009 approximated current wire rod market prices such that the wire rod cost presented above for the third quarters of 2008 and 2009 are more representative of rod market conditions during those periods.

EWP’s operating performance during the third quarter and first nine months of 2009 as compared to the same periods during 2008 was also impacted by the following:
•	increased variable costs of production due to frequent mill changes as customers are managing their inventory by ordering much smaller quantities of our different products as discussed above;
•	significantly higher percentage of fixed costs included in cost of goods sold during the first quarter of 2009 due to substantially reduced production volumes as discussed above;
•	decreased employee incentive compensation accruals during 2009 resulting from lower profitability; and
•	decreases in EWP’s LIFO reserve and cost of goods sold during 2009 as discussed in Note 2 to our Condensed Consolidated Financial Statements.

Keystone – Calumet, Inc.

	Three months ended September 30,
	2008	% of sales	2009	% of sales
	($ in thousands)

Net sales	$4,927	100.0%	$2,841	100.0%
Cost of goods sold	(5,363)	(108.8)	(2,861)	(100.7)
Gross margin (loss)	(436)	(8.8)	(20)	(0.7)

Selling and administrative expense	(438)	(8.9)	(167)	(5.9)
Operating loss before pension/OPEB	$(874)	(17.7)%	$(187)	(6.6)

	Nine months ended September 30,
	2008	% of sales	2009	% of sales
	($ in thousands)

Net sales	$13,632	100.0%	$7,197	100.0%
Cost of goods sold	(14,477)	(106.2)	(10,191)	(141.6)
Gross margin (loss)	(845)	(6.2)	(2,994)	(41.6)

Selling and administrative expense	(871)	(6.4)	(384)	(5.3)
Operating loss before pension/OPEB	$(1,716)	(12.6)%	$(3,378)	(46.9)

The primary drivers of Calumet’s sales, cost of goods sold and the resulting gross margin (loss) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

Sales volume (000 tons) - Bar	4	4	14	9

Average per-ton selling prices - Bar	$1,147	$772	$933	$796

Average per-ton billet cost	$521	$403	$544	$454

Calumet’s operating performance during the third quarter and first nine months of 2009 as compared to the same periods during 2008 was also impacted by the following:
•	reduced production volumes as discussed above, which resulted in a higher percentage of fixed costs included in cost of goods sold;
•	increased variable costs of production due to frequent mill changes as customers are managing their inventory by ordering much smaller quantities of Calumet’s many different product lines;
•	decreased cost of electricity and natural gas; and
•	decreased employee incentive compensation accruals during 2009.

Calumet’s operating profit for the first nine months of 2009 as compared to the first nine months of 2008 was also impacted by:
•
a $1.5 million impairment charge during the first quarter of 2009 as Calumet determined it was probable it would not be able to recover the cost of certain inventory items (those produced when scrap prices were substantially higher) in future selling prices; and

•	increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures during the first quarter of 2009.

Pension Expense and Other Postretirement Benefit Credit

Primarily due to a $510 million decrease in our pension plans’ assets during 2008, we expect to record pension expense of $5.9 million during 2009 as compared to the $73.9 million defined benefit pension credit recorded during 2008.  Accordingly, we recorded defined benefit pension expense of $1.5 million and $4.5 million during the third quarter and first nine months of 2009, respectively, as compared to the $18.5 million and $55.4 million defined benefit pension credit recorded during the third quarter and first nine months of 2008, respectively.

During the third quarter of 2008, one of our OPEB plans was amended to, among other things, significantly increase fixed monthly benefits.  As a result, we currently expect our 2009 OPEB credit will be $4.7 million as compared to the $8.5 million OPEB credit recorded during 2008.  Accordingly, we recorded an OPEB credit of $1.0 million and $3.6 million during the third quarter and first nine months of 2009, respectively, as compared to the $2.0 million and $6.5 million OPEB credit recorded during the third quarter and first nine months of 2008, respectively.

Interest Expense

Interest expense during the third quarter and first nine months of 2008 and 2009 as well as the primary drivers of interest expense are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	($ in thousands)

Interest expense	$879	$474	$3,124	$1,214

Average debt balance	$66,928	$42,810	$77,146	$35,405

Weighted average interest rates	4.6%	4.0%	5.0%	3.9%

The decrease in the average debt balance during 2009 was primarily due to a lower balance on our revolving credit facility throughout 2009 as a result of substantially reduced production schedules and an exceptionally low balance on our revolving credit facility at the end of 2008.  The decrease in the overall weighted average interest rate during 2009 was primarily due to a decrease in LIBOR and the prime rate.  Prior to the amendment of our primary credit agreement as discussed in Note 4 to our Condensed Consolidated Financial Statements, interest rates on our variable-rate debt ranged from prime to prime plus 0.5% or LIBOR plus 2.0% to LIBOR plus 2.75%.  As amended, our revolving credit facility will bear interest at prime plus 1% or LIBOR plus 2.75% and interest rates on our credit facility’s term loan will bear interest at prime plus 1.25% or LIBOR plus 3%.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

Operating Activities

During the first nine months of 2009, net cash used in operations totaled $9.9 million as compared to $8.1 million of net cash provided by operations during the first nine months of 2008.  The $18.0 million decline in operating cash flows was primarily due to the net effects of:
•	lower operating income before pension/OPEB during the first nine months of 2009 of $30.0 million;
•	lower OPEB payments during 2009 of $1.0 million;
•
higher net cash provided by relative changes in our inventory in 2009 of $31.9 million due to lower scrap and utility costs as well as a significant reduction in inventory levels during 2009 as we adjusted production and inventory strategies based on changes in customer order patterns during the first nine months of 2009;

•
higher net cash used as a result of relative changes in our accrued liabilities of $26.5 million in 2009 primarily as a result of 2008 employee incentive compensation paid in the first quarter of 2009 which was significantly higher than 2007 employee incentive compensation paid in the first quarter of 2008;

•	lower interest payments during 2009 of $1.9 million; and
•	lower tax payments during 2009 of $2.0 million.

Investing Activities

During the third quarter of 2009, the IEPA released $2.0 million of restricted investments to us in connection with the IEPA’s approval of the soil portion of the WMUs.  The funds were used to reduce our indebtedness under our revolving credit facility.

Financing Activities

We increased borrowings on our revolving credit facility during the first nine months of 2009 by $28.3 million as compared to a $10.2 million decline in borrowings on our revolving credit facility during the first nine months of 2008.  The $38.5 million increase in borrowings was primarily due to:
•	decreased profitability during 2009;
•	the payment of 2008’s employee incentive compensation during the first quarter of 2009 totaling $8.7 million as discussed above; and
•	the $25 million proceeds from our subscription rights offering during the first quarter of 2008, which were used to reduce our indebtedness under our revolving credit facility.

Future Cash Requirements

Capital Expenditures

As a result of the economic conditions during the first nine months of 2009, we limited all non-critical capital projects.  Currently, we expect to spend approximately $2.4 million on capital expenditures for the remainder of the year.  We expect to fund these capital expenditures using cash flows from operations and borrowing availability under our existing credit facilities.

Contractual Commitments

We made the final payment, which amounted to $9.1 million, on our 8% Notes during the first quarter of 2009.  There have been no other material changes in our contractual obligations since we filed our 2008 Annual Report, and we refer you to the report for a complete description of these commitments.

Environmental Obligations

On July 2, 2009, the IEPA approved the completion of the soil portion of the remediation plan of certain waste management units at KSW which resulted in us decreasing our accrued environmental costs by $4.2 million during the second quarter of 2009.  We currently believe the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant or potentially responsible party is approximately $2.3 million, including the $.8 million accrued as of September 30, 2009.  See Note 5 to our Condensed Consolidated Financial Statements for discussions of our environmental liabilities.

Pension and Other Postretirement Obligations

We currently do not expect to be required to make contributions to our defined benefit pension plans during 2009.  As allowed under certain of our amended benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2009 benefit payments due under one of our OPEB plans.  As such, we anticipate contributing an aggregate of only $1.3 million to our OPEB plans during 2009. Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and OPEB funding requirements in future periods.

Off-balance Sheet Financing Arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2008 Annual Report.

Working Capital and Borrowing Availability

	December 31,	September 30,
	2008	2009
	(In thousands)

Working capital	$55,886	$58,406
Outstanding balance of revolving credit facility	3,264	31,587

Additional borrowing availability	46,500	22,527

The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.5 million at September 30, 2009).

Liquidity Outlook

See the “Recent Developments” section of “Results of Operations” above.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 10 to our Condensed Consolidated Financial Statements for the projected impact of recent accounting pronouncements on our financial position and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the 2008 Annual Report for a discussion of the market risks associated with changes in interest rates and ferrous scrap costs that affect us.  There have been no material changes in such market risks during the first nine months of 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.     Legal Proceedings.

Reference is made to disclosure provided under the caption "Other current litigation" in Note 5 to our Condensed Consolidated Financial Statements.

ITEM 1A.  Risk Factors.

Reference is made to our 2008 Annual Report for a discussion of risk factors related to our businesses.  There have been no material changes in such risk factors during the first nine months of 2009.

ITEM 6.   Exhibits.

(a)
We have retained a signed original of any exhibit listed below that contains signatures, and we will provide any such exhibit to the Commission or its staff upon request.  The following exhibit is included herein:

4.1
Amendment No. 3 to Loan and Security Agreement dated as of October 2, 2009 by and between the Registrant and Wachovia Capital Finance Corporation (Central).  (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K dated October 2, 2009).

31.1	Certification.

31.2	Certification.

32.1	Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Keystone Consolidated Industries, Inc.
(Registrant)

Date: November 5, 2009	By/s/ Bert E. Downing, Jr. Bert E. Downing, Jr. Vice President, Chief Financial Officer, Corporate Controller and Treasurer