Form 10-K
period 2009-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2010-03-11
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2009

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
Large accelerated filer  ☐ Accelerated filer ☐  Non-accelerated filer ☒ Smaller reporting company ☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the 4.6 million shares of voting stock held by nonaffiliates of the Registrant, as of June 30, 2009 (the last business day of the Registrant’s most-recently completed second fiscal quarter), was approximately $12.9 million.

Whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of March 11, 2010, 12,101,932 shares of common stock were outstanding.

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

PART I

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements in this Annual Report on Form 10-K that are not historical in nature are forward-looking and are not statements of fact.  Some statements found in this report including, but not limited to, statements found in Item 1 – "Business", Item 1A – "Risk Factors", Item 3 – "Legal Proceedings", Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" are forward-looking statements that represent our beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as "believes", "intends", "may", "should", "could", "anticipates", "expected" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties.  Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the Securities and Exchange Commission (“SEC”) including, but not limited to, the following:

•	Future supply and demand for our products (including cyclicality thereof),
•	Customer inventory levels,
•	Changes in raw material and other operating costs (such as ferrous scrap and energy),
•	The possibility of labor disruptions,
•	General global economic and political conditions,
•	Competitive products (including low-priced imports) and substitute products,
•	Customer and competitor strategies,
•	The impact of pricing and production decisions,
•	Environmental matters (such as those requiring emission and discharge limits for existing and new facilities),
•	Government regulations and possible changes thereof,
•	Significant increases in the cost of providing medical coverage to employees,
•	The ultimate resolution of pending litigation,
•	International trade policies of the United States and certain foreign countries,
•	Operating interruptions (including, but not limited to, labor disputes, fires, explosions, unscheduled or unplanned downtime, supply disruptions and transportation interruptions),
•	Our ability to renew or refinance credit facilities,
•	The ability of our customers to obtain adequate credit, and
•	Any possible future litigation.

Should one or more of these risks materialize, if the consequences worsen, or if the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

ITEM 1. BUSINESS.

Keystone Consolidated Industries, Inc. (“KCI”) is a leading domestic producer of steel fabricated wire products, industrial wire and wire rod.  We also manufacture wire mesh, coiled rebar, steel bar and other products.  Our products are used in the agricultural, industrial, cold drawn, construction, transportation, original equipment manufacturer and retail consumer markets.  We are vertically integrated, converting substantially all of our products from billets produced in our steel mini-mill.  Historically, our vertical integration has allowed us to benefit from the higher and more stable margins associated with fabricated wire products and wire mesh as compared to wire rod, as well as from lower costs of billets and wire rod as compared to bar manufacturers and wire fabricators that purchase billet and wire rod in the open market.  Moreover, we believe our downstream fabricated wire products, wire mesh, coiled rebar and industrial wire businesses are better insulated from the effects of wire rod imports as compared to non-integrated wire rod producers.

Our operating segments are organized by our manufacturing facilities and include three reportable segments:

•
Keystone Steel & Wire (“KSW”), located in Peoria, Illinois, operates an electric arc furnace mini-mill and manufactures and sells wire rod, coiled rebar, industrial wire, fabricated wire and other products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets;

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

We are the successor to Keystone Steel & Wire Company, which was founded in 1889.  At December 31, 2009, Contran Corporation (“Contran”) owned approximately 62% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Unless otherwise indicated, references in this report to "we", "us" or "our" refer to KCI and its subsidiaries, taken as a whole.

Manufacturing

Overview

Our manufacturing operations consist of an electric arc furnace mini-mill, a rod mill, a wire mill and three steel product fabrication facilities as outlined in our segment discussion above.  The manufacturing process commences at KSW where ferrous scrap is loaded into an electric arc furnace, converted into molten steel and then transferred to a ladle refining furnace where chemistries and temperatures are monitored and adjusted to specifications prior to casting.  The molten steel is transferred from the ladle refining furnace into a six-strand continuous casting machine which produces five-inch square strands, referred to as billets, that are cut to predetermined lengths.  These billets are then either transferred to the adjoining rod mill, shipped to Calumet for the production of steel bars or sometimes sold to third party customers.

Upon entering the rod mill, the billets are brought to rolling temperature in a reheat furnace and are fed through the rolling mill, where they are rolled into either wire rod or coiled rebar in a variety of diameters, surface characteristics and specifications. After rolling, the wire rod or rebar is coiled and cooled.  After cooling, the coiled wire rod or rebar passes through inspection stations for metallurgical, surface and diameter checks.  Finished coils are compacted and tied.  Coiled rebar is shipped to customers and wire rod is either further processed into industrial wire, wire mesh and fabricated wire products at our wire mill and wire product fabrication facilities at KSW or EWP, or shipped to wire rod customers.

While we do not maintain a significant "shelf" inventory of finished wire rod, we generally have on hand approximately a one-month supply of industrial wire, wire mesh, coiled rebar, fabricated wire products and steel bars inventory which enables us to fill customer orders and respond to shifts in product demand.

Raw Materials and Energy

The primary raw material used in our operations is ferrous scrap.  Our steel mill is located close to numerous sources of high density automobile, industrial and railroad ferrous scrap, all of which are currently available.  We believe we are one of the largest recyclers of ferrous scrap in Illinois.  The purchase of ferrous scrap is highly competitive and its price volatility is influenced by periodic shortages, export activity, freight costs, weather and other conditions beyond our control.  The cost of ferrous scrap can fluctuate significantly and product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of increases in ferrous scrap prices.  We have not entered into any hedging programs or long-term contracts for the purchase or supply of ferrous scrap; therefore, we are subject to the price fluctuation of ferrous scrap.

Our manufacturing processes consume large amounts of energy in the form of electricity and natural gas.  Electricity in Illinois is not regulated.  We have an electric service agreement for KSW’s facility whereby, on a daily basis, we are required to notify the utility provider of the amount of electricity we expect to consume on the next day. The price we pay for electricity is determined when we provide such notification based on the forecasted hourly energy market rate for the next day.  Any difference between our forecasted consumption and actual consumption is settled based on the actual hourly market rate.  However, to allow us to avoid pricing fluctuations, the contract allows us to purchase blocks of power in the forward markets at our discretion at prices negotiated at the time of purchase.  Under this agreement, our power was uninterruptible until the agreement was amended in June 2008 to allow interruption.  The amendment stipulates a maximum interruption period of 16 hours per occurrence and a maximum number of interruption events of three times per month.  Additionally, we will be compensated for each interruption based on market rates and the difference between our forecasted and actual consumption for the interruption period.  We did not suffer any interruptions to our power during 2008 or 2009.

Employment

As of December 31, 2009, we employed 1,000 people, some of whom are covered under collective bargaining agreements, as follows:
•	686 are represented by the Independent Steel Workers’ Alliance (the “ISWA”) at KSW under an agreement expiring in May 2012; and
•
63 are represented by Local Union #40, an Affiliate to the International Brotherhood of Teamsters' Chauffeurs Warehousemen and Helpers of America (the “AFL-CIO”), at EWP under an agreement expiring in November 2010.

We believe our labor relations are good.

Products, Markets and Distribution

The following table sets forth certain information with respect to our product mix in each of the last three years.

	Year Ended December 31,
	2007		2008		2009
Product	Percent of Tons Shipped	Percent of Sales	Percent of Tons Shipped	Percent of Sales	Percent of Tons Shipped	Percent of Sales

Wire rod	61.0%	48.5%	58.5%	48.8%	60.8%	46.0%
Fabricated wire products	16.0	25.2	14.7	21.3	15.6	28.2
Wire mesh	9.0	11.7	9.2	11.3	9.7	11.7
Industrial wire	10.1	11.2	10.4	12.1	8.2	9.6
Bar	1.3	1.3	3.1	3.0	3.2	3.3
Coiled rebar	2.4	1.9	2.6	2.3	1.2	0.8
Other	0.2	0.2	1.5	1.2	1.3	0.4
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Wire Rod.  We produce primarily low carbon steel wire rod and some higher carbon steel wire rod at KSW’s rod mill.  Low carbon steel wire rod, with carbon content of up to 0.38%, is more easily shaped and formed than higher carbon wire rod and is suitable for a variety of applications where ease of forming/manipulation is a consideration.  During 2009, we used approximately 34% of the wire rod we manufactured to produce our industrial wire, wire mesh and fabricated wire products.  The remainder of our wire rod production was sold directly to producers of construction products, fabricated wire products and industrial wire, including products similar to those we manufacture.

Fabricated Wire Products.  KSW is one of the leading U.S. manufacturers of agricultural fencing, barbed wire, stockade panels and a variety of woven wire, fabric and netting for agricultural and industrial applications.  We sell these products to agricultural, industrial, consumer do-it-yourself and other end-user markets, which we believe are less cyclical than many steel consuming end-use markets such as the automotive, construction, appliance and machinery manufacturing industries.  We serve these markets through distributors, agricultural retailers, building supply centers and consumer do-it-yourself chains such as Tractor Supply Co. and Lowe's Companies, Inc.  We believe our ability to service these customers with a wide range of fabricated wire products through multiple distribution locations provides a competitive advantage in accessing these growing and less cyclical markets. As part of our marketing strategy, we design merchandise packaging and supportive product literature for marketing many of these products to the retail consumer market.

KSW also manufactures products for residential and commercial construction, including rebar ty wire and stucco netting.  The primary customers for these products are construction contractors and building materials manufacturers and distributors.

We believe our fabricated wire products are less susceptible to selling price changes caused by the cyclical nature of the steel business than industrial wire, coiled rebar or wire rod because the commodity-priced raw materials used in these products, such as ferrous scrap, represent a lower percentage of the total cost of these value-added products.

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

Bar.  Calumet manufactures merchant and special bar quality products and special sections in carbon and alloy steel grades, offering a broad range of value-added products for use in agricultural, cold drawn, construction, industrial chain, service centers and transportation applications as well as in the production of a wide variety of products by original equipment manufacturers.  Calumet’s product line consists primarily of angles, flats, channels, rounds, squares and other related products. Calumet’s primary raw material is billet and KSW provides the majority of Calumet’s billet requirements.

Coiled Rebar.  We produce several sizes of coiled rebar at KSW’s rod mill.  The coils are typically used by fabricators who will process the material as straightened and cut-to-length bars or fabricated shapes for specific reinforcement applications such as building and road construction.

Trademarks

Many of our fencing and related fabricated wire products are marketed under our RED BRAND® label, a widely recognized brand name in the agricultural fencing and construction marketplaces for more than 80 years.  RED BRAND® sales represented approximately 77% of our fabricated wire products net sales in 2009.  We also maintain other trademarks for various products that are promoted in their respective markets.

Customers

Our customers are primarily located in the Midwestern, Southwestern and Southeastern regions of the United States.  Our customers vary considerably by product.  We believe our ability to offer a broad range of products represents a competitive advantage in servicing the diverse needs of our customers.

Our segments are not dependent upon a single customer or a few customers, and the loss of any one, or a few, would not have a material adverse effect on our segments’ business.  The percentage of each of our segments’ external sales related to their ten largest external customers and the one external customer at each of our segments that accounted for more than 10% of that segment’s external sales during 2009 is set forth in the following table:

	KSW	EWP	Calumet
	% of segments’ sales

Ten largest customers	61%	54%	56%

Customer > 10%	11%	11%	10%

Seasonality

Historically, we have experienced greater sales and profits during the second and third quarters of each year due to the seasonality of sales in principal fabricated wire products and wire mesh markets, including the agricultural and construction markets.

Backlog

Our backlog of unfilled, cancelable steel products purchase orders, for delivery generally within three months, approximated $23.4 million and $25.9 million at December 31, 2008 and 2009, respectively.  We do not believe backlog is a significant factor in our business, and we expect all of the backlog at December 31, 2009 will be shipped during 2010.

Industry and Competition

The fabricated wire products, wire mesh, industrial wire, bar, coiled rebar and wire rod businesses in the United States are highly competitive and are comprised primarily of several large mini-mill wire rod producers, many small independent wire companies and a few large diversified wire producers.  We also face significant foreign competition.  Lower wage rates, less regulatory requirements and other costs in foreign countries sometimes result in market prices that significantly reduce and sometimes eliminate the profitability of certain products.

We believe we are well positioned to compete effectively due to:
•	the breadth of our fabricated wire products, wire mesh, industrial wire and bar offerings;
•	our ability to service diverse geographic and product markets; and
•	the relatively low cost of our internal supply of billet and wire rod.

We believe our facilities are well located to serve the Midwestern, Southwestern and Southeastern regions of the United States.  Close proximity to our customer base provides us with certain advantages over foreign and certain domestic competition including reduced shipping costs, improved customer service and shortened delivery times.

Wire Rod.  Since wire rod is a commodity steel product, we believe the wire rod market is more competitive than the fabricated wire products and industrial wire markets, and price is the primary competitive factor.  Among our principal domestic competitors in these markets are Gerdau Ameristeel and Rocky Mountain Steel.  We also face significant foreign competition. The domestic steel industry continues to experience consolidation.  During the last ten years, we and the majority of our major domestic competitors have either filed for protection under Federal bankruptcy laws and discontinued operations, were acquired, or reduced or completely shut-down operations.  We believe these shut-downs or production curtailments represent a significant decrease in estimated domestic annual capacity.  However, worldwide overcapacity in the steel industry continues to exist and although imports of wire rod were lower in 2008 and 2009 than in 2007, imports of wire rod have become much more substantial in recent years.

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

Wire mesh.  Our principal competitors in our wire mesh markets are Insteel Wire Products and Ivy Steel & Wire.  We also face competition from smaller regional manufacturers and wholesalers of wire mesh products. We believe EWP’s superior products and renowned customer service distinguish EWP from its competitors.  In addition, we believe our vertical integration enhances EWP’s ability to compete more effectively in the market as EWP can rely on a more stable supply of wire rod.  Competitors of EWP have at times faced raw material shortages that have negatively impacted their daily production capability and delivery reliability.

Bar. Our principal competitors for our bar business include Gerdau Ameristeel, Nucor and Alton Steel. The primary competitive factors are delivered price and the breadth of product within the production capability of the mill.  Throughout 2009 and continuing into 2010, Calumet has been conducting trials for many different customer-specific products which has resulted in new customers and increased sales volume.  Calumet’s mill location in Chicago Heights, Illinois is well suited to serve the bar market in the upper Midwest.

Coiled Rebar.  The principal competitors for our assortment of coiled rebar products include Gerdau Ameristeel, Rocky Mountain Steel and Nucor Connecticut.  The primary competitive factors of the coiled rebar business are delivered price, coil size and product quality.  Due to our location, we believe we can effectively serve customers in the Midwestern region of the United States.

Environmental Matters

Our production facilities are affected by a variety of environmental laws and regulations, including laws governing the discharge of water pollutants and air contaminants, the generation, containment, transportation, storage, treatment and disposal of solid wastes and hazardous substances and the handling of toxic substances, including certain substances used in, or generated by, our manufacturing operations.  Many of these laws and regulations require permits to operate the facilities to which they pertain.  Denial, revocation, suspension or expiration of such permits could impair the ability of the affected facility to continue operations.

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

On July 2, 2009, the Illinois Environmental Protection Agency (the “IEPA”) approved the completion of the soil portion of the remediation plan of certain waste management units at KSW which resulted in us decreasing our accrued environmental costs by $4.2 million.  We believe the upper end of the range of reasonably possible costs to us for the remaining sites where we have been named a defendant is approximately $2.0 million, including the $.7 million accrued as of December 31, 2009.

We believe our current operating facilities are in material compliance with all presently applicable federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.  Environmental legislation and regulations change rapidly and we may be subject to increasingly stringent environmental standards in the future.

Information in Note 10 to our Consolidated Financial Statements is incorporated herein by reference.

Acquisition, Restructuring and Other Activities

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

Amendment of Financial Covenants Included in Credit Facility

We anticipated we would be out of compliance with certain financial covenants as of September 30, 2009 and, as such, amended our primary credit facility on October 2, 2009 (retroactive to September 30, 2009) to, among other things, waive particular financial covenants until December 31, 2009 and modify a specific financial covenant during 2010.  Prior to the amendment of our primary credit agreement, interest rates on our credit facility ranged from prime to prime plus 0.5% or LIBOR plus 2.0% to LIBOR plus 2.75%.  As amended, our revolving credit facility bears interest at prime plus 1% or LIBOR plus 2.75% and interest rates on our credit facility’s term loan bears interest at prime plus 1.25% or LIBOR plus 3%.

We were in compliance with the amended covenants as of December 31, 2009.  We believe we will be able to comply with the covenant restrictions, as amended, through the maturity of the facility in August 2010; however if future operating results differ materially from our predictions we may be unable to maintain compliance.

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

Acquisition and Amendment of Credit Facility

During the first quarter of 2007 we formed Keystone-Calumet, Inc., which acquired substantially all of the real estate, equipment and inventory of CaluMetals, Inc.  In connection with this acquisition, we also completed an amendment to our credit facility during the first quarter of 2007, increasing the total committed facility amount from $80.0 million to $100.0 million, in part to finance the CaluMetals acquisition.

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

Availability of Company Reports Filed with the SEC

Our fiscal year is 52 or 53 weeks and ends on the last Sunday in December.  We furnish our stockholders with annual reports containing audited financial statements.  In addition, we file annual, quarterly and current reports, proxy and information statements and other information with the SEC.  We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto, available free of charge through our website at www.keystoneconsolidated.com as soon as reasonably practical after they have been filed with the SEC.  We also provide to anyone, without charge, copies of such documents upon written request.  Requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

The general public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We are an electronic filer.  The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.

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

We fund our operations primarily through cash from operations and borrowings on our revolving credit facility.  Our revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under the credit facility.  The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories.

Our revolving credit facility contains covenants requiring us to maintain certain financial ratios.  We were in compliance with the financial covenants at December 31, 2009 and we believe we will be able to comply with the covenant restrictions through the maturity of the facility; however if future operating results differ materially from our predictions we may be unable to maintain compliance.  The credit facility is collateralized by substantially all of our operating assets and failure to comply with the covenants contained in the credit facility could result in the acceleration of any outstanding balances under the facility prior to their stated maturity date.  Additionally, the lenders participating in the credit facility can restrict our ability to incur additional secured indebtedness and can declare a default under the credit facility in the event of, among other things, a material adverse change in our business.  In the event of an uncured default of our primary credit facility agreement, we would seek to refinance the facility with a new group of lenders or, if required, we will use other existing liquidity resources (which could include funds provided by our affiliates).

Our revolving credit facility expires in August 2010.  We believe we will be able to obtain sufficient financing for our operations upon expiration of the credit facility through renewal of the existing facility or a new facility with a new group of lenders.  However, there is no assurance that such financing can be obtained, or if obtained that it would not be on terms that would result in higher costs to us (such as a higher interest rate on outstanding borrowings).  If we were unable to obtain such financing, our liquidity could be negatively affected.

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

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and general corporate requirements;
•	limiting our flexibility in planning for, or reacting to, changes in our business, regulatory requirements and the industry in which we operate; and
•	placing us at a competitive disadvantage relative to other less-leveraged competitors.

Demand for, and prices of, certain of our products are cyclical and we are currently operating in depressed market conditions, which may result in reduced earnings or operating losses.

A significant portion of our revenues are attributable to sales of products into the agricultural and construction industries.  These two industries themselves are cyclical and changes in those industries’ economic conditions can significantly impact our earnings and operating cash flows.  Additionally, the current world-wide economic downturn has depressed sales volumes, and we are unable to predict with a high degree of certainty when demand will return to the levels experienced prior to the fourth quarter of 2008.  Our operating results and our business and financial condition could be adversely affected by, among other things, economic conditions, availability of credit to fund agricultural and construction projects, short and long-term weather patterns, interest rates and embargos placed by foreign countries on U.S. agricultural products.

We sell the majority of our products in mature and highly competitive industries and face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses.

The markets in which we operate our businesses are highly competitive.  Competition is based on a number of factors, such as price, product quality, delivery times and service.  Some of our competitors may be able to drive down prices for our products because the competitors’ costs are lower than our costs.  In addition, some of our competitors’ financial, technological and other resources may be greater than our resources, and such competitors may be better able to withstand negative changes in market conditions.  Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Further, consolidation of our competitors or customers in any of the industries in which we compete may result in reduced demand for our products.  In addition, in some of our businesses new competitors could emerge by modifying their existing production facilities so they could manufacture products that compete with our products.  The occurrence of any of these events could result in reduced earnings or operating losses.

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

Wire rod continues to be imported into the U.S.  Global producers of wire rod are able to import their products into the U.S. with minimal tariffs and duties.

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

The cost of ferrous scrap, our primary raw material, can fluctuate significantly and product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of increases in ferrous scrap prices.  Additionally, should our local ferrous scrap suppliers not be able to meet their contractual obligations, we may incur higher costs for ferrous scrap.

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

Climate change legislation could negatively impact our financial results or limit our ability to operate our businesses.

We believe all of our production facilities are in substantial compliance with applicable environmental laws.  Proposed legislation is being considered to limit green house gases through various means, including emissions permits and/or energy taxes.   Our production facilities consume large amounts of energy, including electricity and natural gas.  To date the permit system in effect has not had a material adverse effect on our financial results.  However, if green house gas legislation were to be enacted, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements. If such increased costs of production were to materialize, we may be unable to pass price increases on to our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located in approximately 3,200 square feet of leased space at 5430 LBJ Freeway, Suite 1740, Dallas, Texas 75240-2697.

Our production facilities utilize approximately 2.3 million square feet for manufacturing, approximately 85% of which is located at our Peoria, Illinois facility.

The following table sets forth the location, size and general product types produced for each of our manufacturing facilities, as of December 31, 2009, all of which are owned by us:

Facility Name	Location	Approximate Size (Square Feet)	Primary Products Produced for External Sales

Keystone Steel & Wire	Peoria, IL	1,951,000	Fabricated wire products, industrial wire and wire rod
Engineered Wire Products	Upper Sandusky, OH	126,000	Wire mesh
Keystone-Calumet	Chicago Heights, IL	216,000	Steel bar

		2,293,000

We believe all of our facilities are adequately maintained and are satisfactory for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS.

We are also involved in various legal proceedings.  Information required by this Item is included in Notes 4, 10 and 11 to our Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the OTC Bulletin Board (Symbol: KYCN).  As of March 4, 2010, we had approximately 1,354 holders of record of our common stock at a closing price of $4.12.  The following table sets forth the high and low closing per share sales prices for our common stock for the periods indicated:

	High	Low

Year ended December 31, 2008

First quarter	$16.98	$9.35
Second quarter	$12.45	$9.00
Third quarter	$15.51	$10.35
Fourth quarter	$10.50	$5.01

Year ended December 31, 2009

First quarter	$6.25	$2.80
Second quarter	$3.32	$2.25
Third quarter	$4.11	$2.70
Fourth quarter	$5.05	$3.50

First quarter 2010 through March 4, 2010	$4.70	$4.00

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

Performance Graph - Set forth below is a line graph comparing the change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Index, the S&P 500 Steel Index and a self-selected peer group for the period from June 23, 2006 (the first date on which our common stock began public trading following our emergence from Chapter 11 bankruptcy protection) through December 31, 2009.  The graph shows the value at December 31 of each year assuming an original investment of $100 at June 23, 2006.

Our self-selected peer group includes competitors whose principal operations closely align with ours for which meaningful stockholder return information is available:

•
Gerdau Ameristeel Corporation – owns and operates mini-mills that produces wire rod, rebar, bar, shapes, beams and special sections with downstream operations including rebar fabrication and epoxy coating, railroad spike operations, cold drawn plants, super light beam processing and the production of elevator guide rails, grinding balls, wire mesh, and wire drawing.

•
Nucor Corporation – owns and operates steel mills that produce hot-rolled steel (angles, rounds, flats, channels, sheet, wide-flange beams, pilings, billets, blooms, beam blanks and plate) and cold-rolled steel. Downstream operations produce steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh.

•	Insteel Industries – a wire mesh and PC strand producer.

	June 23,	December 31,
	2006	2006	2007	2008	2009

Keystone common stock	$100	$750	$725	$300	$200
S&P 500 Index	100	115	121	76	97
S&P 500 Steel Index	100	117	142	69	88
Peer Group	100	107	128	91	100

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Item 7. "Management's Discussion and Analysis Of Financial Condition And Results Of Operations."

	Years ended December 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share and per ton amounts)
Statement of Operations Data:
Net sales	$367,545	$440,540	$451,178	$562,693	$322,347
Operating income	20,193	79,750	97,972	110,493	3,209

Defined benefit pension credit (expense)	11,710	55,978	80,443	73,923	(5,887)
OPEB credit (expense)	(8,885)	8,297	8,526	8,474	4,748
Operating income before pension and OPEB (1)	17,368	15,475	9,003	28,096	4,348
Gain on cancellation of debt	32,510	-	10,074	-	-
Gain on legal settlement	-	-	5,400	-	-
Reorganization costs	(10,308)	(679)	(190)	(225)	-
Provision for income taxes	(430)	(17,055)	(37,619)	(40,014)	(2,292)

Net income	$39,232	$57,732	$64,765	$66,114	$241

Basic income per share	$4.12	$5.77	$6.48	$5.73	$0.02
Diluted income per share	$1.88	$5.77	$6.48	$5.73	$0.02
Weighted average common and common equivalent shares outstanding (2):
Basic	10,046	10,000	10,000	11,533	12,102
Diluted	22,029	10,000	10,000	11,533	12,102

Other Operating Data:
Shipments (000 tons):
Wire rod	236	349	395	343	257
Fabricated wire products	101	112	103	86	66
Wire mesh	71	67	58	54	41
Industrial wire	72	75	66	61	34
Bar	-	-	9	18	13
Coiled rebar	-	1	15	15	5
Other	46	71	2	9	6
Total	526	675	648	586	422
Per-ton selling prices:
Wire rod	$503	$500	$548	$797	$575
Fabricated wire products	1,090	1,037	1,089	1,380	1,373
Wire mesh	881	870	896	1,168	916
Industrial wire	731	726	763	1,103	897
Bar	-	-	663	946	782
Coiled rebar	-	529	563	841	540
All products in total	696	645	690	955	760

Average per-ton ferrous scrap cost of goods sold	$226	$210	$235	$363	$264

Increase (decrease) in LIFO reserve and cost of goods sold (3)	$(12,003)	$3,367	$5,713	$10,142	$(15,200)

Other Financial Data:
Capital expenditures	$9,772	$18,739	$16,602	$13,298	$9,000
Depreciation and amortization	15,745	15,222	15,434	15,164	$13,584

	As of December 31,
	2005	2006	2007	2008	2009
	(In thousands)
Balance Sheet Data:
Working capital	$36,373	$31,776	$20,630	$55,886	$49,063
Property, plant and equipment, net	86,773	88,695	92,469	89,987	85,169
Total assets (4)	358,364	763,936	763,023	249,733	265,084
Total debt	99,895	76,448	91,577	31,630	25,370
Stockholders’ equity (2) (4)	67,531	403,662	404,694	119,644	147,770

(1)
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

	Years ended December 31,
	2005	2006	2007	2008	2009
	(In thousands)

Operating income as reported	$20,193	$79,750	$97,972	$110,493	$3,209
Defined benefit pension expense (credit)	(11,710)	(55,978)	(80,443)	(73,923)	5,887
OPEB expense (credit)	8,885	(8,297)	(8,526)	(8,474)	(4,748)
Operating income before pension/OPEB	$17,368	$15,475	$9,003	$28,096	$4,348

(2)
All of our outstanding common and preferred stock at August 31, 2005 was cancelled in connection with our emergence from Chapter 11 on August 31, 2005, and at that time, we issued 10 million shares of a new issue of common stock.  On March 24, 2008 we issued 2.5 million shares of our common stock and received net proceeds of $24.7 million pursuant to a subscription rights offering.

(3)	We use the last-in-first-out (“LIFO”) method to determine the cost of the majority of our productive inventories. Changes in LIFO reserves are reflected in cost of goods sold.

(4)
We adopted Accounting Standard Codification (“ASC”) Topic 715 effective December 31, 2006, and, as a result, amounts reported as of December 31, 2006 and subsequent periods include the funded status of our pension plans.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Business Overview

We are a leading domestic producer of steel fabricated wire products, industrial wire and wire rod.  We also manufacture wire mesh, coiled rebar, steel bar and other products.  Our products are used in the agricultural, industrial, cold drawn, construction, transportation, original equipment manufacturer and retail consumer markets.  We are vertically integrated, converting substantially all of our products from billet produced in our steel mini-mill.  Historically, our vertical integration has allowed us to benefit from the higher and more stable margins associated with fabricated wire products and wire mesh as compared to wire rod, as well as from lower costs of billet and wire rod as compared to bar manufacturers and wire fabricators that purchase billet and wire rod in the open market.  Moreover, we believe our downstream fabricated wire products, wire mesh, coiled rebar and industrial wire businesses are better insulated from the effects of wire rod imports as compared to non-integrated wire rod producers.

Recent Developments

During the first half of 2009, the economic conditions resulted in customers cancelling or postponing certain projects due to an inability to secure financing in the current credit markets and choosing to conserve cash by liquidating their inventories and instituting just-in-time order philosophies.  In addition, while we experienced an unprecedented 90% increase in the cost of ferrous scrap from December 2007 to August 2008, a significant decline in ferrous scrap costs since that time resulted in customers limiting orders as they believed lower ferrous scrap prices would result in lower selling prices in the near future.  Given this sharply reduced market demand, we operated our facilities on substantially reduced production schedules during the first half of 2009, which resulted in a much higher percentage of fixed costs included in cost of goods sold as these costs could not be capitalized into inventory.  Our customers’ just-in-time order philosophies have resulted in additional costs due to frequent mill changes as customers are ordering much smaller quantities of our many different products.  Additionally, we experienced equipment break-downs and start-up issues as idle production facilities were difficult to re-start given the cold winter temperatures during the first quarter of 2009.  However, we believe our reduced production schedules allowed us to somewhat temper the adverse impact of the business downturn on our liquidity.

Shipment volumes and customer orders increased during the second half of 2009 as the economy began to recover slightly and the increase in shipment volumes resulted in increased production levels.  Based on current expectations that the economy will continue to recover at a modest pace, we believe 2010 shipment volumes will be higher than 2009 shipment volumes.  However, our customers have continued the just-in-time order philosophies discussed above and we adapted our production and inventory strategies accordingly.

One of the key drivers of our profitability is the margin between ferrous scrap costs and our selling prices.  As discussed above, ferrous scrap market prices have generally declined since August 2008, which resulted in market pressure to decrease our selling prices during the first half of 2009.  Ferrous scrap market prices increased slightly during the second half of 2009 and we announced and implemented price increases on selected products.  We currently believe we will be able to maintain positive overall margins on our products throughout 2010.

On July 2, 2009, the IEPA approved the completion of the soil portion of the remediation plan of certain waste management units (“WMUs”) at our Peoria, Illinois facility which resulted in us decreasing our accrued environmental costs by $4.2 million during 2009.  We believe the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.0 million, including the $.7 million accrued as of December 31, 2009.  In connection with the IEPA’s approval of the soil portion of the WMUs, the IEPA released approximately $2.0 million of escrowed funds to us.    See Note 10 to our Consolidated Financial Statements for discussions of our environmental liabilities.

Despite the poor business conditions during 2009, we were profitable and we managed our liquidity well by balancing production schedules with product demand, managing costs and maintaining selling price discipline despite continuous market pressure to sell below our costs.  Considering that principal payments due on our outstanding indebtedness in 2010 are about one-half of those paid in 2009, and availability under our revolving credit facility as of December 31, 2009 is similar to availability at December 31, 2008, we currently believe our cash flows from operating activities combined with availability under our revolving credit facility will be sufficient to enable us to meet our cash flow needs during 2010.

As discussed above, our credit facility expires in August 2010.  Due to our historical cash flows from operations, our ability to remain profitable throughout the negative economic conditions of 2009 and our relatively low debt position as of December 31, 2009, we believe we will be able to obtain sufficient financing for our operations upon expiration of the credit facility through renewal of the existing facility or a new facility with a new group of lenders.  If we are unable to obtain such financing, we believe we would have other sources of liquidity to meet our requirements, which could include funds provided by our affiliates.

As discussed in Note 7 to our Consolidated Financial Statements, we anticipated we would be out of compliance with certain financial covenants as of September 30, 2009 and, as such, amended our primary credit facility on October 2, 2009 (retroactive to September 30, 2009) to waive particular financial covenants until December 31, 2009 and modify a specific financial covenant during 2010.  We were in compliance with the amended covenants at December 31, 2009 and we believe we will be able to comply with the covenant restrictions, as amended, through the maturity of the facility; however if future operating results differ materially from our predictions we may be unable to maintain compliance.  The credit facility is collateralized by substantially all of our operating assets and failure to comply with the covenants contained in the credit facility could result in the acceleration of any outstanding balances under the facility prior to their stated maturity date.  Additionally, the lenders participating in the credit facility can restrict our ability to incur additional secured indebtedness and can declare a default under the credit facility in the event of, among other things, a material adverse change in our business.  In the event of an uncured default of our primary credit facility agreement, we would seek to refinance the facility with a new group of lenders or, if required, we believe we would have other sources of liquidity to meet our requirements, which could include funds provided by our affiliates.

Results of Operations

Our profitability is primarily dependent on sales volume, per-ton selling prices, per-ton ferrous scrap cost and energy costs.

Operating income before pension and OPEB for 2009 was significantly worse than 2008 primarily due to the net effects of the following factors:
•	lower shipment volumes as discussed above;
•	lower selling prices as discussed above;
•	reduced production volumes as discussed above, which resulted in a higher percentage of fixed costs included in cost of goods sold;
•	increased variable costs of production due to frequent mill changes as customers are managing their inventory by ordering much smaller quantities of our many different products;
•	increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures during the first quarter of 2009;
•	a $2.7 million impairment charge to reduce certain inventories to net realizable value during 2009 as compared to a $1.2 million impairment charge during 2008;
•	increased bad debt expense during 2009 of $2.9 million primarily due to the Chapter 11 proceedings of one of our customers;
•	decreased cost of ferrous scrap;
•	decreased cost of electricity and natural gas;
•	decreased workers compensation expense;
•	decreased employee incentive compensation accruals during 2009 resulting from lower profitability;
•
decreases in our LIFO reserve and cost of goods sold during 2009 of $15.2 million as compared to a $10.1 million increase in our LIFO reserve and cost of goods sold during 2008 as discussed in Note 5 to our Consolidated Financial Statements; and

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

•	decreased costs for zinc during 2008;
•	cost savings of $1.7 million resulting from a reduction-in-force during the first quarter of 2008;
•	income of $.9 million related to obtaining an excise tax exemption in 2008 on 2007 electricity costs;
•	lower shipment volumes for the majority of our products as customers held orders during the fourth quarter of 2008 due to negative economic conditions;
•	increased costs for ferrous scrap and energy during 2008;
•	a $1.2 million impairment charge during the fourth quarter of 2008 to reduce certain inventories to net realizable value;
•	increased employee incentive compensation accruals as a result of increased profitability during 2008;
•	increased costs for workers compensation and personal injury claims under our general liability insurance in 2008; and
•	a legal settlement with a former insurance carrier of $5.4 million during 2007.

Segment Operating Results

Our operating segments are organized by our manufacturing facilities and include three reportable segments:

•
KSW, located in Peoria, Illinois, operates an electric arc furnace mini-mill and manufactures and sells wire rod, industrial wire, coiled rebar, fabricated wire and other products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets;

•
EWP, located in Upper Sandusky, Ohio, manufactures and sells wire mesh in both roll and sheet form that is utilized in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges; and

•
Calumet, located in Chicago Heights, Illinois, manufactures and sells merchant and special bar quality products and special sections in carbon and alloy steel grades for use in agricultural, cold drawn, construction, industrial chain, service centers and transportation applications as well as in the production of a wide variety of products by original equipment manufacturers.

Our consolidated net sales, cost of goods sold, operating costs and operating income before pension and OPEB by segment are set forth in the following table:

	KSW	EWP	Calumet	Other(1)	Total
	(In thousands)

For the year ended December 31, 2007:

Net sales	$426,652	$52,509	$5,659	$(33,642)	$451,178
Cost of goods sold	(413,556)	(41,189)	(6,651)	33,488	(427,908)
Gross margin (loss)	13,096	11,320	(992)	(154)	23,270

Selling and administrative expense	(14,026)	(3,618)	(399)	(1,624)	(19,667)
Gain on legal settlement	-	-	-	5,400	5,400
Operating income (loss) before pension/OPEB	$(930)	$7,702	$(1,391)	$3,622	$9,003

For the year ended December 31, 2008:

Net sales	$542,106	$63,433	$17,165	$(60,011)	$562,693
Cost of goods sold	(494,776)	(54,676)	(18,981)	57,236	(511,197)
Gross margin (loss)	47,330	8,757	(1,816)	(2,775)	51,496

Selling and administrative expense	(15,156)	(3,419)	(1,113)	(3,712)	(23,400)
Operating income (loss) before pension/OPEB	$32,174	$5,338	$(2,929)	$(6,487)	$28,096

For the year ended December 31, 2009:

Net sales	$298,219	$37,575	$11,127	$(24,574)	$322,347
Cost of goods sold	(279,380)	(33,572)	(14,350)	27,515	(299,787)
Gross margin (loss)	18,839	4,003	(3,223)	2,941	22,560

Selling and administrative expense	(12,863)	(2,598)	(480)	(2,271)	(18,212)
Operating income (loss) before pension/OPEB	$5,976	$1,405	$(3,703)	$670	$4,348

 (1)  Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	2007	% of sales	2008	% of sales	2009	% of sales
	($ in thousands)

Net sales	$426,652	100.0%	$542,106	100.0%	$298,219	100.0%
Cost of goods sold	(413,556)	(96.9)	(494,776)	(91.3)	(279,380)	(93.7)
Gross margin	13,096	3.1	47,330	8.7	18,839	6.3

Selling and administrative	(14,026)	(3.3)	(15,156)	(2.8)	(12,863)	(4.3)
Operating income (loss) before pension/OPEB	$(930)	(0.2)%	$32,174	5.9%	$5,976	2.0%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	2007	2008	2009
Sales volume (000 tons):
Wire rod	448	398	291
Fabricated wire products	103	86	66
Industrial wire	66	61	34
Coiled rebar	15	15	5
Other	16	35	16
Total	648	595	412

Per-ton selling prices:
Wire rod	$545	$797	$575
Fabricated wire products	1,089	1,380	1,373
Industrial wire	763	1,103	897
Coiled rebar	563	841	540
All products	653	906	720

Average per-ton ferrous scrap cost of goods sold	$235	$363	$264

Increase (decrease) in LIFO reserve and cost of goods sold	$6,928	$6,588	$(9,125)

Average electricity cost per kilowatt hour	$0.05	$0.05	$0.03

Kilowatt hours consumed (000 hours)	505,115	485,446	341,392

Average natural gas cost per therm	$0.76	$0.95	$0.50

Natural gas therms consumed (000 therms)	21,007	19,380	14,115

Sales volume decreased from 2008 to 2009 as the negative economic conditions that began late in 2008 continued throughout 2009.

Total sales volume decreased from 2007 to 2008 as our customers limited orders during the fourth quarter of 2008 due to the negative economic conditions.  Fourth quarter 2008 shipment volumes of approximately 59,000 tons decreased 63% from fourth quarter 2007 shipment volumes of approximately 161,000 tons.

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

As discussed above, ferrous scrap market prices have generally declined since August 2008, which resulted in market pressure to decrease our selling prices during 2009.  The higher per-ton selling prices during 2008 as compared to 2007 were due primarily to price increases we implemented in response to significantly higher ferrous scrap costs as well as increased market demand for domestic wire rod and industrial wire.  Ferrous scrap is KSW’s primary raw material.

KSW’s operating income before pension and OPEB for 2009 as compared to 2008 was also impacted by the following:
•	reduced production volumes as discussed above, which resulted in a higher percentage of fixed costs included in cost of goods sold;
•	increased variable costs of production due to frequent mill changes as customers are managing their inventory by ordering much smaller quantities of our many different product lines;
•	increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures during the first quarter of 2009;
•	increased bad debt expense of $2.9 million primarily due to the Chapter 11 proceedings of one of KSW’s customers;
•	decreased employee incentive compensation accruals during 2009 as discussed above;
•	decreased workers compensation expense; and
•	a $4.2 million credit related to the release of accrued environmental costs during 2009 as discussed above.

KSW’s operating income before pension and OPEB for 2008 as compared to 2007 was also impacted by:
•	a 34% decline in zinc costs;
•	cost savings of approximately $2.5 million resulting from KSW’s reduction-in-force during the first quarter of 2008 partially offset by the related $.8 million severance expense;
•	income of approximately $.9 million related to KSW obtaining an excise tax exemption in 2008 on 2007 electricity costs;
•	increased employee incentive compensation accruals as a result of increased profitability; and
•	increased costs for workers compensation and personal injury claims under our general liability insurance in 2008.

Engineered Wire Products, Inc.

	2007	% of sales	2008	% of sales	2009	% of sales
	($ in thousands)

Net sales	$52,509	100.0%	$63,433	100.0%	$37,575	100.0%
Cost of goods sold	(41,189)	(78.4)	(54,676)	(86.2)	(33,572)	(89.4)
Gross margin	11,320	21.6	8,757	13.8	4,003	10.6

Selling and administrative	(3,618)	(6.9)	(3,419)	(5.4)	(2,598)	(6.9)
Operating income before pension/OPEB	$7,702	14.7%	$5,338	8.4%	$1,405	3.7%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	2007	2008	2009
Sales volume (000 tons)-
Wire mesh	58	54	41

Per-ton selling prices -
Wire mesh	$896	$1,168	$916

Average per-ton wire rod cost of goods sold	$510	$713	$710

Increase (decrease) in LIFO reserve and cost of goods sold	$(1,215)	$3,554	$(6,075)

Sales volume decreased from 2008 to 2009 as the negative economic conditions that began late in 2008 continued throughout 2009.  Sales volume decreased from 2007 to 2008 as our customers limited orders during the fourth quarter of 2008 due to the negative economic conditions.

Wire rod market prices have generally declined since August 2008, which resulted in market pressure to decrease our selling prices during 2009.  The higher per-ton selling prices during 2008 as compared to 2007 were due primarily to price increases we implemented in response to significantly higher wire rod costs.  Wire rod is EWP’s primary raw material.

Due to a wire rod market that had increased to unprecedented price levels during the second and third quarters of 2008 and due to low shipment volumes during the fourth quarter of 2008 and the first quarter of 2009, the wire rod costs included in the products EWP sold during 2009 were similar to the wire rod costs included in the products EWP sold during 2008; converse to wire rod market prices discussed above.

EWP’s operating performance during 2009 as compared to 2008 was also impacted by the following:
•	increased variable costs of production due to frequent mill changes as customers are managing their inventory by ordering much smaller quantities of our different products;
•	significantly higher percentage of fixed costs included in cost of goods sold during the first quarter of 2009 due to substantially reduced production volumes as discussed above; and
•	decreased employee incentive compensation accruals during 2009 as discussed above.

Keystone-Calumet, Inc.

	2007	% of sales	2008	% of sales	2009	% of sales
	($ in thousands)

Net sales	$5,659	100.0%	$17,165	100.0%	$11,127	100.0%
Cost of goods sold	(6,651)	(117.5)	(18,981)	(110.6)	(14,350)	(129.0)
Gross margin (loss)	(992)	(17.5)	(1,816)	(10.6)	(3,223)	(29.0)

Selling and administrative	(399)	(7.1)	(1,113)	(6.5)	(480)	(4.3)
Operating loss before pension/OPEB	$(1,391)	(24.6)%	$(2,929)	(17.1)%	$(3,703)	(33.3)%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	2007	2008	2009

Sales volume (000 tons) - Bar	9	18	13

Per-ton selling prices - Bar	$663	$946	$782

Average per-ton billet cost of goods sold	$408	$549	$447

Sales volume decreased from 2008 to 2009 as the negative economic conditions that began late in 2008 continued throughout 2009.  Shipment volumes in 2008 were higher than in 2007 as Calumet regained some of its former market share and obtained recurring monthly orders.  Additionally, the acquisition of Calumet was in late March 2007 which results in three additional months of operations in 2008.

Throughout 2009 and continuing into 2010, Calumet has been conducting trials for many different customer-specific products and has enhanced its sales force.  Both of these developments are contributing to new customers and increased sales volume which is key to this segment becoming profitable.  We believe increased sales volume would allow Calumet to achieve certain economies of scale and profitability.

During the fourth quarter of 2008 and throughout 2009, Calumet determined it would not be able to recover the cost of certain inventory items in future selling prices and recognized impairment charges of $1.2 million and $2.7 million, respectively, to reduce the inventory to its net realizable value.  During the third quarter of 2007, we decided to discontinue producing a certain bar product.  Accordingly, Calumet recognized a $.2 million impairment charge on related storeroom inventory items.  These impairment charges are included in cost of goods sold.

The higher selling and administrative expenses during 2008 as compared to 2007 and 2009 were primarily due to higher bonus accruals, severance expense and relocation expenses.

Calumet’s operating performance during 2009 as compared to 2008 was also impacted by the following:
•	reduced production volumes as discussed above, which resulted in a higher percentage of fixed costs included in cost of goods sold;
•	increased variable costs of production due to frequent mill changes as customers are managing their inventory by ordering much smaller quantities of Calumet’s many different product lines;
•	increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures during the first quarter of 2009; and
•	decreased cost of electricity and natural gas.

Pension Expense and Credits

During 2009, we recorded a defined benefit pension expense of $5.9 million.  During 2008 and 2007, we recorded a defined benefit pension credit of $73.9 million and $80.4 million, respectively.  The fluctuations in the pension expense or credit were primarily the result of decreases in our plans’ assets of $510 million during 2008 and $19.5 million during 2007.  These decreases impact the subsequent year’s defined benefit pension expense or credit by (i) lowering the expected return on plan assets as the plan assets multiplied by the assumed long-term rate of return is lower than the prior year and (ii) decreasing the amortization of unrealized net gains or increasing the amortization of unrealized net losses as any differences between the expected return on plan assets and the actual return on plan assets are deferred and amortized into income over future periods.

As our plans’ assets increased by approximately $58 million during 2009, we currently expect to record a defined benefit pension credit of $4.9 million during 2010. See Note 9 to our Consolidated Financial Statements.

OPEB Credits

We recorded an OPEB credit of $4.7 million during 2009 and an OPEB credit of $8.5 million in each of 2007 and 2008.  The decrease in the OPEB credit during 2009 was primarily due to an amendment of one of our OPEB plans late in 2008 which, among other things, significantly increased fixed monthly benefits.  We currently expect to record a $5.5 million OPEB credit during 2010.   See Note 9 to our Consolidated Financial Statements.

Interest Expense

Interest expense during 2007, 2008 and 2009 as well as the primary drivers of interest expense are presented in the following table.

	2007	2008	2009
	($ in thousands)

Interest expense	$6,073	$3,798	$1,725

Average debt balance	$95,483	$68,169	$35,129

Weighted average interest rate	6.2%	5.0%	4.1%

The decrease in the average debt balance during 2009 was primarily due to a lower balance on our revolving credit facility as a result of substantially reduced production schedules throughout 2009 and an exceptionally low balance on our revolving credit facility at the end of 2008.

The decrease in the average debt balance from 2007 to 2008 was primarily due to decreased borrowings on our revolving credit facility as a result of increased profitability in 2008 and proceeds from a $25 million subscription rights offering in March of 2008 which were used to reduce indebtedness under our revolving credit facility.

The decreases in the overall weighted average interest rate from 2008 to 2009 and from 2007 to 2008 were primarily due to decreases in LIBOR and the prime rate.  Prior to the amendment of our primary credit agreement in October 2009 (as discussed above and in Note 7 to our Consolidated Financial Statements), interest rates on our variable-rate debt ranged from prime to prime plus 0.5% or LIBOR plus 2.0% to LIBOR plus 2.75%.  As amended, our revolving credit facility bears interest at prime plus 1% or LIBOR plus 2.75% and interest rates on our credit facility’s term loan bears interest at prime plus 1.25% or LIBOR plus 3%.

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

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

Operating Activities

During 2009, net cash provided by operations totaled $13.3 million as compared to net cash provided by operations of $48.3 million during 2008.  The $35.0 million decline in operating cash flows was primarily due to the net effects of:
•	lower operating income before pension/OPEB during 2009 of $23.7 million;
•
lower OPEB payments during 2009 of $1.1 million as a result of amendments to one of our OPEB plans and one of our pension plans to create supplemental pension benefits in lieu of us paying certain OPEB benefits throughout 2009;

•
higher net cash used as a result of relative changes in our accounts receivable in 2009 of $46.0 million primarily due to an abnormally low accounts receivable balance at December 31, 2008 as a result of customers limiting orders during the fourth quarter of 2008 (Days Sales Outstanding (“DSO”) was 17 and 47 at December 31, 2008 and 2009, respectively);

•
higher net cash provided by relative changes in our inventory in 2009 of $45.4 million due to lower scrap and utility costs as well as a significant reduction in inventory levels during 2009 as we adjusted production and inventory strategies based on changes in customer order patterns (Days of Sales in Inventory (“DSI”) was 51 and 50 at December 31, 2008 and 2009, respectively);

•	lower net cash used due to relative changes in our accounts payable of $4.1 million in 2009 as a result of increased cost management efforts during 2009;
•
higher net cash used as a result of relative changes in our accrued liabilities of $20.3 million in 2009 as 2008 employee incentive compensation paid in the first quarter of 2009 was significantly higher than 2007 employee incentive compensation paid in the first quarter of 2008;

•	lower interest payments during 2009 of $2.1 million; and
•	lower tax payments during 2009 of $1.9 million due to decreased profitability.

During 2008, net cash provided by operations totaled $48.3 million as compared to net cash provided by operations of $2.6 million during 2007.  The $45.7 million improvement in operating cash flows was due primarily to the net effects of:
•	higher operating income before pension/OPEB in 2008 of approximately $19.1 million;
•
lower OPEB payments of $1.3 million in 2008 as a result of amendments to one of our OPEB plans and one of our pension plans to create supplemental pension benefits in lieu of us paying certain OPEB benefits during the last half of 2008;

•	final payments of $4.3 million in 2007 to certain of our pre-petition creditors from our 2004 bankruptcy;
•
higher net cash provided by relative changes in our accounts receivable in 2008 of $51.7 million primarily due to an abnormally low accounts receivable balance at December 31, 2008 as a result of customers limiting orders during the fourth quarter of 2008 as discussed above compared to an abnormally high accounts receivable balance at December 31, 2007 due to abnormally high demand at the end of 2007 (DSO was 44 and 17 at December 31, 2007 and 2008, respectively);

•
higher net cash used due to relative changes in our inventory in 2008 of $28.8 million primarily due to increased costs of ferrous scrap and energy as well as higher levels of inventory as customers limited orders during the fourth quarter of 2008 as discussed above (DSI was 46 and 51 at December 31, 2007 and 2008, respectively);

•
higher net cash used due to relative changes in our accounts payable in 2008 of $10.4 million as a result of purchasing significantly less ferrous scrap and energy at the end of 2008 as we substantially lowered production levels due to the rapid decline in product demand during the fourth quarter of 2008;

•	higher net cash provided by relative changes in our accrued liabilities of $7.1 million in 2008 due in part to higher accruals for employee incentive compensation and workers compensation in 2008;
•	lower interest payments during 2008 of $2.1 million; and
•	higher cash paid for income taxes in 2008 of $2.7 million due to increased profitability.

Investing Activities

During 2007, 2008 and 2009, we had capital expenditures of approximately $16.6 million, $13.3 million and $9.0 million, respectively.  Capital expenditures for 2009 were lower than 2008 capital expenditures as we limited all non-critical capital projects during 2009 due to the economic conditions.  The decrease in capital expenditures from 2007 to 2008 was primarily related to the completion of a plant expansion at EWP during 2007.

During 2009, the IEPA released $2.0 million of restricted investments to us in connection with the IEPA’s approval of the soil portion of the WMUs.  During 2007, we made final distributions to our pre-petition unsecured creditors.  In connection with this distribution, $4.0 million of restricted funds were released to us.  These funds were used to reduce our indebtedness under our revolving credit facility.

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

As a result of decreased profitability and the payment of 2008’s employee incentive compensation during the first quarter of 2009, we increased our borrowings on our revolving credit facilities by $9.3 million during 2009.  As a result of increased profitability and the subscription rights offering proceeds, we reduced our indebtedness under our revolving credit facility by $43.0 million during 2008 as compared to increased borrowings on our credit facilities during 2007 of $28.5 million.

During 2007, we drew an additional $4.0 million on our Wachovia Term Loans in connection with the CaluMetals acquisition.

Future Cash Requirements

Capital Expenditures

Capital expenditures for 2010 are expected to be approximately $10 million and are primarily related to upgrades of production equipment which are not critical to our operations.  We expect to fund capital expenditures using cash flows from operations and borrowing availability under credit facilities.

Summary of Debt and Other Contractual Commitments

As more fully described in Notes 7 and 11 to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  The following table summarizes such contractual commitments that are unconditional both in terms of timing and amount by the type and date of payment:

	Payment due date
Contractual commitment	2010	2011/2012	2013/2014	2015 and after	Total
	(In thousands)

Indebtedness:
Principal	$19,396	$2,745	$3,437	$-	$25,578
Interest	885	595	163	-	1,643

Operating leases	479	660	-	-	1,139

Product supply agreements	1,200	1,500	-	-	2,700

Total	$21,960	$5,500	$3,600	$-	$31,060

The timing and amounts shown in the above table related to indebtedness (both principal and interest), operating leases and product supply agreements are based upon the contractual payment amount and the contractual payment or maturity date for such commitments.

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

Environmental Obligations

At December 31, 2009, our financial statements reflected accrued liabilities of $.7 million for estimated remediation costs for those environmental matters which we believe are probable and reasonably estimable; $.4 million of which we believe will be paid during 2010.  Although we have established an accrual for estimated future required environmental remediation costs, we do not know the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties.  Accordingly, the costs of remedial measures may exceed the amounts accrued.  The upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.0 million, including the $.7 million currently accrued.  See Note 10 to our Consolidated Financial Statements for discussions of our environmental liabilities.

Pension and Other Postretirement Obligations

We were not required to make any cash contributions for defined benefit pension plan fundings during 2007, 2008 or 2009 and we do not expect to be required to make contributions to our defined benefit pension plans during 2010.  However, we contributed $3.8 million, $2.5 million and $1.3 million to our other postretirement benefit plans during 2007, 2008 and 2009, respectively, and we expect to contribute $1.4 million during 2010.  The decline in contributions to our other postretirement benefit plans has been the result of amendments to one of our OPEB plans and one of our pension plans to create supplemental pension benefits in lieu of certain OPEB benefit payments for August 2008 through December 2008, all of 2009 and all of 2010.  We have the ability to decide whether or not to exercise such rights on a year-by-year basis.  Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and other postretirement benefit funding requirements in future periods.

Working Capital and Borrowing Availability

	December 31,
	2008	2009
	(In thousands)

Working capital	$55,886	$49,063
Outstanding balance under revolving credit facility	3,264	12,546

Additional borrowing availability	46,500	38,637

The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.5 million at December 31, 2009).

As discussed above, we anticipated we would be out of compliance with certain financial covenants set forth in our primary credit facility as of September 30, 2009 and, as such, amended that credit facility on October 2, 2009 (retroactive to September 30, 2009) to, among other things, waive particular financial covenants until December 31, 2009 and modify a specific financial covenant during 2010.  Additionally, our current credit facility expires in August 2010.  See the “Recent Developments” section of “Results of Operations” above for further discussion.

Liquidity Outlook

See the “Recent Developments” section of “Results of Operations” above.

RELATED PARTY TRANSACTIONS

As further discussed in Note 14 to our Consolidated Financial Statements, we are party to certain transactions with related parties. It is our policy to engage in transactions with related parties on terms no less favorable than could be obtained from unrelated parties.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 15 to our Consolidated Financial Statements for the projected impact of recent accounting pronouncements on our financial position and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  On an on-going basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses.  Actual results may differ from previously-estimated amounts under different assumptions or conditions.

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

We assess property and equipment for impairment only when circumstances as specified in ASC 360-10-35, Property, Plant, and Equipment, indicate an impairment may exist.  During 2009, as a result of continued operating losses, property and equipment of our Calumet segment was evaluated for impairment as of December 31, 2009.  Our impairment analysis is based on estimated future undiscounted cash flows of Calumet’s operations assuming Calumet is able to increase its sales volume in order to achieve certain economies of scale.  This analysis indicated no impairment was present at December 31, 2009.  Considerable management judgment is necessary to estimate future sales volume and the associated economies of scale.  Assumptions used in our impairment evaluations are consistent with our internal projections and operating plans. However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 32%), we may conclude an impairment is present.  At December 31, 2009 Calumet’s property and equipment had a carrying value of $5.2 million.

No other long-lived assets were tested for impairment during 2009 because there were no circumstances to indicate an impairment may exist.

Income taxes.  We record a valuation allowance to reduce our gross deferred income tax assets to the amount believed to be realized under the more-likely-than-not recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income or loss in the period such change in estimate was made.  We believe the realization of our gross deferred income tax assets (including our net operating loss and credit carryforwards) meet the more-likely-than-not realizability test at December 31, 2009.

We record a reserve for uncertain tax positions in accordance with ASC Topic 740, Income Taxes, for each tax position where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.

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

Assumptions on defined benefit pension plans.  Under defined benefit pension plan accounting, we recognize defined benefit pension plan expense or credit and pension assets or liabilities based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels.  We recognize the full funded status of our defined benefit pension plans as either an asset (for overfunded plans) or a liability (for underfunded plans) in our Consolidated Balance Sheet.  Both of our defined benefit pension plans were overfunded at December 31, 2009 for financial reporting purposes.

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

We used the following discount rates for our defined benefit pension plans during the last three years:

Discount rates used for:
Obligations at December 31, 2007 and expense in 2008	Obligations at December 31, 2008 and expense in 2009	Obligations at December 31, 2009 and expense in 2010

6.3%	6.2%	5.6%

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

Substantially all of our plans’ assets are invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran, to permit the collective investment by certain master trusts that fund certain employee benefit plans sponsored by Contran and certain of its affiliates.  Mr. Harold C. Simmons is the sole trustee of the CMRT.  The CMRT's investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT.  The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return.  The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  During the 21-year history of the CMRT through December 31, 2009, the average annual rate of return of the CMRT has been 14.2%.  At December 31, 2009 approximately 65% of the CMRT assets were invested in domestic equity securities with the majority of these being publically traded securities; approximately 5% were invested in publicly traded international equity securities; approximately 21% were invested in publicly traded fixed income securities; approximately 8% were invested in various privately managed limited partnerships and the remainder was invested in real estate and cash and cash equivalents.

We regularly review our actual asset allocation for our defined benefit pension plans, and will periodically rebalance the investments in the plans to more accurately reflect the targeted allocation when considered appropriate.

For 2007, 2008 and 2009, the assumed long-term rate of return utilized for plan assets invested in the CMRT was 10%. We currently expect to utilize the same long-term rate of return on plan assets assumption in 2010.  In determining the appropriateness of such long-term rate of return assumption, we considered the historical rate of return for the CMRT, the current and projected asset mix of the CMRT, the investment objectives of the CMRT’s managers and the advice of our third-party actuaries.

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

Defined benefit pension expense or credit and the amounts recognized as pension assets or liabilities are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions used are reasonable and appropriate.  We recognized a consolidated defined benefit pension plan credit of $80.4 million in 2007 and $73.9 million in 2008.  Primarily as a result of a $510 million decrease in plan assets due to investment market performance during 2008 we recognized a consolidated defined benefit pension plan expense of $5.9 million in 2009.  A decrease in plan assets impacts the subsequent year’s defined benefit pension expense or credit by (i) lowering the expected return on plan assets as the plan assets multiplied by the assumed long-term rate of return is lower than the prior year and (ii) decreasing the amortization of unrealized net gains or increasing the amortization of unrealized net losses as any differences between the expected return on plan assets and the actual return on plan assets are deferred and amortized into income over future periods.  The amount of funding requirements for our defined benefit pension plans is based upon applicable regulations, and will generally differ from pension expense or credit recognized under GAAP.  No contributions were required to be made to our defined benefit pension plans during the past three years.

Due to a $58 million increase in our plans’ assets during 2009, we currently expect to record a defined benefit pension credit during 2010 of $4.9 million and we expect that no cash contributions to our pension plans will be required during 2010.  If we had lowered the assumed discount rate by 25 basis points as of December 31, 2009, our projected and accumulated benefit obligations would have increased by approximately $9.5 million and $9.3 million, respectively at that date, and the defined benefit pension credit would be expected to decrease by approximately $.5 million during 2010.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points, the defined benefit pension credit would be expected to decrease by approximately $1.1 million during 2010.

Assumptions on other postretirement benefit plans. Under accounting for other postretirement employee benefits, OPEB expense or credits and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate.  We recognize the full unfunded status of our OPEB plans as a liability.

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

We recognized a consolidated OPEB credit of $8.5 million in each of 2007 and 2008 and primarily as a result of an amendment to one of our OPEB plans late in 2008, which significantly increased fixed monthly benefits, we recorded a much lower OPEB credit during 2009 of $4.7 million.  We currently expect to record a $5.5 million OPEB credit during 2010.  If we had lowered the assumed discount rate by 25 basis points for all of our OPEB plans as of December 31, 2009, our aggregate accumulated OPEB obligations would have increased by approximately $1.2 million at that date, and our OPEB credit would be expected to decrease by $33,000 during 2010.

Similar to defined benefit pension benefits, the amount of required contributions for our OPEB plans will differ from the expense or credit recognized for financial reporting purposes.  We contributed $3.8 million, $2.5 million and $1.3 million to our other postretirement benefit plans during 2007, 2008 and 2009, respectively, and we expect to contribute $1.4 million during 2010.  The decline in contributions to our other postretirement benefit plans has been the result of amendments to one of our OPEB plans and one of our pension plans to create supplemental pension benefits in lieu of certain OPEB benefit payments for August 2008 through December 2008, all of 2009 and all of 2010.  We have the ability to decide whether or not to exercise such rights on a year-by-year basis.  See Note 9 to our Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk relates primarily to changes in interest rates on our debt obligations and the volatility of ferrous scrap costs, our primary raw material.

Interest Rates.  At December 31, 2009, approximately 28% of our debt was comprised of fixed rate instruments, which minimize earnings volatility related to interest expense.  We do not currently participate in interest rate-related derivative financial instruments.

The table below presents principal amounts and related weighted-average interest rates by maturity date for our debt obligations.

	Contracted Maturity Date						Estimated Fair Value
	2010	2011	2012	2013	2014	Total	December 31, 2009

Fixed-rate debt -
Principal amount	$1,230	$1,324	$1,421	$1,529	$1,908	$7,412	$6,680

Weighted-average interest rate	7.5%	7.5%	7.5%	7.5%	3.2%	6.4%

Variable-rate debt-
Principal amount	$18,166	$-	$-	$-	$-	$18,166	$18,166

Weighted-average interest rate	4.0%	-%	-%	-%	-%	4.0%

At December 31, 2008, our fixed rate indebtedness aggregated $17.7 million (fair value - $16.3 million) with a weighted-average interest rate of 3.2%.  The decrease in our fixed rate indebtedness during 2009 and the increase in the related weighted-average interest rate was primarily due to the final payment on our 8% Notes during the first quarter of 2009.  Under GAAP, the 8% Notes were recorded at their aggregate undiscounted future cash flows (both principal and interest), and thereafter both principal and interest payments were accounted for as a reduction of the carrying amount of the debt.  Therefore, we did not recognize any interest expense on the 8% Notes.

At December 31, 2008, our variable rate indebtedness aggregated $14.2 million, which approximated fair value, with a weighted-average interest rate of 5.1%.  The increase in our variable rate indebtedness during 2009 was due to increased borrowings on our revolving credit facility as a result of decreased profitability in 2009.  The decrease in the weighted-average interest rate of our variable rate indebtedness during 2009 was due to a lower prime rate in 2009.  Prior to the amendment of our primary credit agreement in October 2009 (as discussed above and in Note 7 to our Consolidated Financial Statements), interest rates on our variable-rate debt ranged from prime to prime plus 0.5% or LIBOR plus 2.0% to LIBOR plus 2.75%.  As amended, our revolving credit facility bears interest at prime plus 1% or LIBOR plus 2.75% and interest rates on our credit facility’s term loan bears interest at prime plus 1.25% or LIBOR plus 3%.

Ferrous scrap costs.  The purchase of ferrous scrap is highly competitive and its price volatility is influenced by periodic shortages, export activity, freight costs, weather, and other conditions beyond our control.  The cost of ferrous scrap can fluctuate significantly.  We manage ferrous scrap cost volatility primarily by adjusting our product selling prices to recover the costs of anticipated increases in ferrous scrap prices. We generally do not have long-term supply agreements for our ferrous scrap requirements because we believe the risk of unavailability is low.  We do not engage in commodity hedging programs.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2009.  Our independent registered public accounting firm, while not required to, has audited our internal control over financial reporting as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our evaluation of the effectiveness of our internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.

Certifications

Our chief executive officer and chief financial officer are required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2009 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the Keystone Proxy Statement.  See also Note 14 to our Consolidated Financial Statements.

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

(b)                       Exhibits
Included as exhibits are the items listed in the Exhibit Index.  We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits.  Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1740, Dallas, Texas 75240.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2009.

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

4.6
First Amendment to Loan and Security Agreement dated as of June 30, 2006 by and between the Registrant and Wachovia Capital Finance Corporation (Central). (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

4.7
Amendment No. 2 to Loan and Security Agreement dated as of March 23, 2007 by and between the Registrant and Wachovia Capital Finance Corporation (Central). (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

4.8
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

14.1	Amended Code of Business Conduct and Ethics dated August 14, 2007 (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
21.1**	Subsidiaries of the Company
31.1**	Certification
31.2**	Certification
32.1**	Certification

  *Management contract, compensatory plan or agreement.
**Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated March 11, 2010, thereunto duly authorized.

KEYSTONE CONSOLIDATED INDUSTRIES, INC. (Registrant) /s/ GLENN R. SIMMONS Glenn R. Simmons Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below and dated as of March 11, 2010 by the following persons on behalf of the registrant and in the capacities indicated:

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

KEYSTONE CONSOLIDATED INDUSTRIES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Items 8, 15(a) and 15(c)

Index of Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets – December 31, 2008 and 2009	F-4

Consolidated Statements of Operations - Years ended December 31, 2007, 2008 and 2009	F-6

Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2007, 2008 and 2009	F-7

Consolidated Statements of Stockholders' Equity - Years ended December 31, 2007, 2008 and 2009	F-8

Consolidated Statements of Cash Flows – Years ended December 31, 2007, 2008 and 2009	F-9

Notes to Consolidated Financial Statements	F-11

We omitted Schedules I, II, III and IV because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Keystone Consolidated Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Keystone Consolidated Industries, Inc. and its subsidiaries at December 31, 2008 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 11, 2010

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share data)

	December 31,
ASSETS	2008	2009

Current assets:
Accounts receivable, net of allowances of $165 and $2,897	$26,612	$41,231
Inventories	70,858	41,225
Deferred income taxes	14,373	4,434
Income taxes receivable	-	4,206
Prepaid expenses and other	2,724	2,626

Total current assets	114,567	93,722

Property, plant and equipment:
Land	1,468	1,468
Buildings and improvements	59,598	61,207
Machinery and equipment	317,573	328,497
Construction in progress	9,421	2,583
	388,060	393,755
Less accumulated depreciation	298,073	308,586

Net property, plant and equipment	89,987	85,169

Other assets:
Restricted investments	2,277	249
Pension asset	41,651	84,806
Other, net	1,251	1,138

Total other assets	45,179	86,193

Total assets	$249,733	$265,084

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

 (In thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2008	2009

Current liabilities:
Notes payable and current maturities of long-term debt	$18,848	$19,396
Accounts payable	7,776	5,577
Accrued OPEB cost	1,372	1,357
Income taxes payable	1,116	-
Other accrued liabilities	29,569	18,329

Total current liabilities	58,681	44,659

Noncurrent liabilities:
Long-term debt	12,782	5,974
Accrued pension cost	1,319	-
Accrued OPEB cost	42,560	44,244
Deferred income taxes	8,284	19,569
Other	6,463	2,868

Total noncurrent liabilities	71,408	72,655

Stockholders' equity:
Common stock $.01 par value; 20,000,000 shares authorized, 12,500,000 shares issued and 12,101,932 shares outstanding at December 31, 2008 and 2009	125	125
Additional paid-in capital	100,111	100,111
Accumulated other comprehensive loss	(160,415)	(132,530)
Retained earnings	180,619	180,860
Treasury stock, at cost – 398,068 shares	(796)	(796)

Total stockholders' equity	119,644	147,770

Total liabilities and stockholders’ equity	$249,733	$265,084

Commitments and contingencies (Notes 10 and 11).

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (In thousands, except per share data)

	Years Ended December 31,
	2007	2008	2009

Net sales	$451,178	$562,693	$322,347
Cost of goods sold	(427,908)	(511,197)	(299,787)

Gross margin	23,270	51,496	22,560

Other operating income (expense):
Selling expense	(6,682)	(7,227)	(6,343)
General and administrative expense	(12,985)	(16,173)	(11,869)
Defined benefit pension credit (expense)	80,443	73,923	(5,887)
Other postretirement benefit credit	8,526	8,474	4,748
Gain on legal settlement	5,400	-	-

Total other operating income (expense)	74,702	58,997	(19,351)

Operating income	97,972	110,493	3,209

Nonoperating income (expense):
Interest expense	(6,073)	(3,798)	(1,725)
Other, net	601	(342)	1,049

Total nonoperating expense	(5,472)	(4,140)	(676)

Income before income taxes and reorganization items	92,500	106,353	2,533

Reorganization items:
Reorganization costs	(190)	(225)	-
Gain on cancellation of debt	10,074	-	-
Total reorganization items	9,884	(225)	-

Income before income taxes	102,384	106,128	2,533

Provision for income taxes	(37,619)	(40,014)	(2,292)

Net income	$64,765	$66,114	$241

Basic and diluted income per share	$6.48	$5.73	$0.02

Basic and diluted weighted average shares outstanding	10,000	11,533	12,102

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2007	2008	2009

Net income	$64,765	$66,114	$241

Other comprehensive income (loss), net of tax:
Defined benefit pension plans	(57,439)	(358,021)	34,857
Other postretirement benefit plans	(5,498)	(17,856)	(6,972)

Total other comprehensive income (loss), net	(62,937)	(375,877)	27,885

Comprehensive income (loss)	$1,828	$(309,763)	$28,126

Accumulated other comprehensive income (loss), net of tax:

Defined benefit pension plans:
Balance at beginning of year	$222,202	$164,763	$(193,258)
Other comprehensive income (loss):
Plan amendment	(48)	(23)	-
Net actuarial gain (loss) arising during year	(48,651)	(352,019)	21,611
Amortization of prior service cost	767	767	805
Amortization of net actuarial losses (gains)	(9,507)	(6,746)	12,441
Balance at end of year	$164,763	$(193,258)	$(158,401)

Defined OPEB plans:
Balance at beginning of year	$56,197	$50,699	$32,843
Other comprehensive income (loss):
Plan amendment	-	(14,232)	(49)
Net actuarial gain (loss) arising during year	1,129	3,326	(2,032)
Amortization of prior service credit	(11,009)	(10,802)	(10,473)
Amortization of net actuarial losses	4,382	3,852	5,582
Balance at end of year	$50,699	$32,843	$25,871

Total accumulated other comprehensive income (loss):
Balance at beginning of year	$278,399	$215,462	$(160,415)
Other comprehensive income (loss)	(62,937)	(375,877)	27,885
Balance at end of year	$215,462	$(160,415)	$(132,530)

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2007, 2008 and 2009
(In thousands)

	Common stock		Additional	Accumulated other comprehensive income (loss)
	Shares oustanding	Amount	paid-in capital	Pensions	OPEB	Retained earnings	Treasury stock	Total

Balance – December 31, 2006	10,000	$100	$75,423	$222,202	$56,197	$49,740	$-	$403,662

Net income	-	-	-	-	-	64,765	-	64,765

Treasury stock acquired	(398)	-	-	-	-	-	(796)	(796)

Other comprehensive loss, net	-	-	-	(57,439)	(5,498)	-	-	(62,937)

Balance – December 31, 2007	9,602	100	75,423	164,763	50,699	114,505	(796)	404,694

Net income	-	-	-	-	-	66,114	-	66,114

Issuance of common stock, net of issuance costs	2,500	25	24,688	-	-	-	-	24,713

Other comprehensive loss, net	-	-	-	(358,021)	(17,856)	-	-	(375,877)

Balance – December 31, 2008	12,102	125	100,111	(193,258)	32,843	180,619	(796)	119,644

Net income	-	-	-	-	-	241	-	241

Other comprehensive income (loss), net	-	-	-	34,857	(6,972)	-	-	27,885

Balance – December 31, 2009	12,102	$125	$100,111	$(158,401)	$25,871	$180,860	$(796)	$147,770

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2007	2008	2009

Cash flows from operating activities:
Net income	$64,765	$66,114	$241
Depreciation and amortization	15,434	15,164	13,584
Deferred income taxes	37,474	35,821	6,512
Defined benefit pension expense (credit)	(80,443)	(73,923)	5,887
OPEB credit	(8,526)	(8,474)	(4,748)
OPEB payments	(3,800)	(2,458)	(1,347)
Bad debt expense	28	16	2,935
Impairment of inventory	240	1,165	2,690
Gain on cancellation of debt	(10,074)	-	-
Payment to pre-petition creditors	(4,312)	-	-
Reorganization costs accrued	190	225	-
Reorganization costs paid	(164)	(266)	-
Other, net	881	544	384
Change in assets and liabilities (net of acquisition):
Accounts receivable	(23,261)	28,449	(17,516)
Inventories	10,311	(18,472)	26,943
Accounts payable	4,131	(6,302)	(2,199)
Accrued environmental costs	(3,288)	(157)	(4,395)
Accrued liabilities	2,743	9,871	(10,440)
Income taxes	(201)	1,178	(5,322)
Other, net	477	(197)	114

Net cash provided by operating activities	2,605	48,298	13,323

Cash flows from investing activities:
Capital expenditures	(16,602)	(13,298)	(9,000)
Acquisition of CaluMetals’ assets	(6,240)	-	-
Restricted investments, net	4,901	(32)	2,028
Other, net	1,159	437	81

Net cash used in investing activities	(16,782)	(12,893)	(6,891)

Cash flows from financing activities:
Issuance of common stock	-	24,713	-
Revolving credit facility, net	28,526	(42,997)	9,282
Other notes payable and long-term debt:
Additions	4,065	-	-
Principal payments	(18,025)	(16,962)	(15,584)
Deferred financing costs paid	(389)	(159)	(130)

Net cash provided by (used in) financing activities	14,177	(35,405)	(6,432)

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2007	2008	2009

Cash and cash equivalents:
Net change from operations, investing and financing activities	-	-	-

Balance at beginning of year	-	-	-

Balance at end of year	$-	$-	$-

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$5,681	$3,581	$1,462
Income taxes, net	347	3,015	1,106
Non-cash issuance of debt for acquisition of CaluMetals’ assets	781	-	-

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1 – Summary of significant accounting policies:

Nature of our business. Keystone Consolidated Industries, Inc. (“KCI” or “Keystone”) (OTCBB: KYCN) is a leading domestic producer of steel fabricated wire products, industrial wire and wire rod.  We also manufacture wire mesh, coiled rebar, steel bar and other products.  Our products are used in the agricultural, industrial, cold drawn, construction, transportation, original equipment manufacturer and retail consumer markets.  We are vertically integrated, converting substantially all of our products from billet produced in our steel mini-mill.

Organization. We are majority owned by Contran Corporation (“Contran”), which owned approximately 62% of our outstanding common stock at December 31, 2009.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Basis of Presentation.  Our Consolidated Financial Statements include the accounts of Keystone and our majority-owned subsidiaries.  All material intercompany accounts and balances have been eliminated.  Certain prior year amounts have been reclassified to conform with the current year presentation.

Our fiscal year is either 52 or 53 weeks and ends on the last Sunday in December.  2007, 2008 and 2009 were each 52-week years.

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

Inventories and cost of sales.  We state inventories at lower of cost or market net of allowance for obsolete and slow-moving inventories. For financial reporting purposes the last-in, first-out ("LIFO") method was used to determine the cost of the productive inventories held at our Keystone Steel & Wire segment and our Engineered Wire Products segment, while the first-in, first-out (“FIFO”) or average cost methods were used to determine the productive inventories held at our Keystone-Calumet segment and the cost of supplies inventories held at all our facilities. Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits associated with our manufacturing process.  We allocate fixed manufacturing overhead based on normal production capacity.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred.  As inventory is sold to third parties, we recognize the cost of sales in the same period the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

Property, plant and equipment and depreciation expense.  Property, plant and equipment are stated at cost.  Depreciation for financial reporting purposes is computed using principally the straight-line method over the estimated useful lives of 10 to 30 years for buildings and improvements and three to 15 years for machinery and equipment.  Accelerated depreciation methods are used for income tax purposes, as permitted.  Depreciation expense for financial reporting purposes was $15.4 million, $15.2 million and $13.6 million during 2007, 2008 and 2009, respectively.  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

We expense expenditures for maintenance, repairs and minor renewals as incurred, including planned major maintenance.  We capitalize expenditures for major improvements.  We capitalize interest costs related to major long-term capital projects and renewals as a component of construction costs.  We did not capitalize any material interest costs in 2007, 2008 or 2009.

We perform impairment tests when events or changes in circumstances indicate the carrying value of our property, plant and equipment may not be recoverable.  We consider all relevant factors.  We perform the impairment test by comparing the estimated future undiscounted cash flows associated with the asset to the asset's net carrying value to determine if an impairment exists.

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

Environmental liabilities.  We record liabilities related to environmental remediation when estimated future expenditures are probable and reasonably estimable.  If we are unable to determine that a single amount in an estimated range of probable future expenditures is more likely, we record the minimum amount of the range.  Such accruals are adjusted as further information becomes available or circumstances change.  We do not discount costs of future expenditures for environmental remediation obligations to their present value due to the uncertain timeframe of payout.  We record recoveries of environmental remediation costs from other parties as assets when their receipt is deemed probable.  We did not have any such assets recorded at December 31, 2008 or 2009.  See Note 10.

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

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See Note 15.

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

Selling, general and administrative expenses. Selling, general and administrative expenses include costs related to marketing, sales, distribution, environmental costs and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  Advertising costs, expensed as incurred, were $1.2 million, $1.3 million and $1.1 million in 2007, 2008 and 2009, respectively.

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

Note 4 – Gain on cancellation of debt:

During 2007, the final pending claims related to our 2004 bankruptcy were settled and fully adjudicated.  As a result, we distributed approximately $4.3 million in cash to our pre-petition unsecured creditors.  As a result of the final distributions, we recognized an approximate $9.0 million gain on cancellation of debt for the excess of the $13.3 million we had recognized for such allowed claims over the $4.3 million distribution of cash.

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

At the time of the final settlement and adjudication of the final pending claims, an amendment to the 1114 Agreement (the agreement with certain retirees that replaced their medical and prescription drug coverage with fixed monthly cash payments) was in negotiation. Upon finalization of the amendment to the 1114 Agreement in 2008, we sought final closure of our bankruptcy case and on September 11, 2008, the United States Bankruptcy Court for the Eastern District of Wisconsin issued our final decree.

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

Our operating segments are organized by our manufacturing facilities and include three reportable segments:

•
Keystone Steel & Wire (“KSW”), located in Peoria, Illinois, operates an electric arc furnace mini-mill and manufactures and sells wire rod, coiled rebar, industrial wire, fabricated wire and other products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets;

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

At the end of each year, we calculate our LIFO reserve balances based on actual year-end inventory quantities and costs.  During 2009, KSW and EWP significantly decreased their LIFO inventory reserve balances primarily because raw material costs and inventory levels for December 2009 were substantially lower than actual December 2008 raw material costs and inventory levels.  Changes in LIFO reserves are reflected in cost of goods sold.  The changes in KSW’s and EWP’s LIFO inventory reserve balances for 2007, 2008 and 2009 are presented in the table below.

	Increase (decrease) in LIFO reserve
	2007	2008	2009
	(In thousands)

KSW	$6,928	$6,588	$(9,125)

EWP	(1,215)	3,554	(6,075)

Total	$5,713	$10,142	$(15,200)

During the first quarter of 2008, we reduced salaried headcount at KSW which resulted in annual cost savings of $2.5 million.  We incurred severance expense of approximately $.8 million as a result of this reduction-in-force.

During the fourth quarter of 2008, KSW recorded additional income of $.9 million related to obtaining an excise tax exemption in 2008 on 2007 electricity costs.

During the fourth quarter of 2008 and throughout 2009, Calumet determined it would not be able to recover the cost of certain inventory items in future selling prices and recognized impairment charges of $1.2 million and $2.7 million, respectively, to reduce the inventory to its net realizable value.  These impairment charges are included in cost of goods sold.

On July 2, 2009, the Illinois Environmental Protection Agency (the “IEPA”) approved the completion of the soil portion of the remediation plan of certain waste management units at KSW which resulted in a $4.2 million decrease (recorded as a credit to general administrative expense) in KSW’s environmental reserves during 2009.  See Note 10.

During 2009, KSW recorded bad debt expense of $2.9 million primarily due to a Chapter 11 filing by one of their customers.  Bad debt expense is included in general and administrative expense.

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

	Years ended December 31,
	2007	2008	2009
	(In thousands)

Net sales:
KSW	$426,652	$542,106	$298,219
EWP	52,509	63,433	37,575
Calumet	5,659	17,165	11,127
Elimination of intersegment sales	(33,642)	(60,011)	(24,574)

Total net sales	$451,178	$562,693	$322,347

Operating income (loss):
KSW	$(930)	$32,174	$5,976
EWP	7,702	5,338	1,405
Calumet	(1,391)	(2,929)	(3,703)
Defined benefit pension credit (expense)	80,443	73,923	(5,887)
OPEB credit	8,526	8,474	4,748
Gain on legal settlement	5,400	-	-
Other(1)	(1,778)	(6,487)	670

Total operating income	97,972	110,493	3,209

Nonoperating income (expense):
Interest expense	(6,073)	(3,798)	(1,725)
Other, net	601	(342)	1,049
Reorganization costs	(190)	(225)	-
Gain on cancellation of debt	10,074	-	-

Income before income taxes	$102,384	$106,128	$2,533

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

	December 31,
	2007	2008	2009
	(In thousands)
Total assets:
KSW	$164,182	$150,021	$136,634
EWP	24,189	24,758	19,495
Calumet	11,641	15,793	11,940
Corporate	563,011	59,161	97,015

Total	$763,023	$249,733	$265,084

	Years ended December 31,
	2007	2008	2009
	(In thousands)
Depreciation and amortization:
KSW	$13,618	$12,754	$11,362
EWP	1,477	1,913	1,674
Calumet	181	375	435
Corporate	158	122	113

Total	$15,434	$15,164	$13,584

Capital expenditures:
KSW	$9,027	$11,516	$8,094
EWP	6,807	845	375
Calumet	588	915	531
Corporate	180	22	-

Total	$16,602	$13,298	$9,000

Most of our products are distributed in the Midwestern, Southwestern and Southeastern regions of the United States. Information concerning geographic concentration of net sales based on location of customer is as follows:

	Years ended December 31,
	2007	2008	2009
	(In thousands)

United States	$444,518	$550,928	$319,390
Canada	5,145	7,992	2,169
Mexico	-	2,338	-
Other	1,515	1,435	788

Total	$451,178	$562,693	$322,347

Note 6 – Inventories, net:

	December 31,
	2008	2009
	(In thousands)

Raw materials	$9,635	$3,222
Billet	6,657	4,917
Wire rod	10,191	5,282
Work in process	24,225	4,645
Finished product	33,646	19,747
Supplies	20,938	22,646

Inventory at FIFO	105,292	60,459
Less LIFO reserve	34,434	19,234

Total	$70,858	$41,225

We believe our LIFO reserve represents the excess of replacement or current cost over the stated LIFO value of our inventories.

As discussed in Note 5, inventory costs and quantities for December 2009 are substantially lower than inventory costs and quantities at December 2008. Although the reduction in inventory quantities resulted in a partial liquidation of LIFO inventory during 2009, the impact of the liquidation was not significant to reported cost of sales.  See Note 5.

Note 7 - Notes payable and long-term debt:

	December 31,
	2008	2009
	(In thousands)

Wachovia revolving credit facility	$3,264	$12,546
8% Notes	9,108	-
Term loans:
Wachovia	10,953	5,620
County	7,441	6,302
Other	864	902

Total debt	31,630	25,370
Less current maturities	18,848	19,396

Total long-term debt	$12,782	$5,974

Wachovia Facility.  Prior to 2007, we obtained an $80 million secured credit facility from Wachovia Capital Financial Corporation (Central) (the “Wachovia Facility”).  During the first quarter of 2007, the Wachovia Facility was amended, increasing the total committed facility amount from $80.0 million to $100.0 million, in part to finance the CaluMetals acquisition.  The Wachovia Facility includes a term loan in the amount of up to $25.0 million, subject to a borrowing base calculation based on the market value of our real property and equipment.  To the extent there is sufficient borrowing base, the term loan portion of the Wachovia Facility can be reloaded in the amount of $10.0 million.  The portion of the credit facility in excess of the term loan balance and outstanding letters of credit is available as a revolving credit facility subject to a borrowing base calculation based on eligible receivables and inventory balances.  At December 31, 2009, letters of credit for $5.5 million were outstanding and unused credit available for borrowing under the Wachovia Facility was $38.6 million.

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

We anticipated we would be out of compliance with these financial covenants as of September 30, 2009.  As such, on October 2, 2009 we entered into the Third Amendment to our Wachovia Facility agreement (retroactive to September 30, 2009).  The amendment, among other things:
•	waived the EBITDAR covenant for the quarter ended September 30, 2009;
•	waived the fixed charge coverage ratio covenant for the months of September, October and November of 2009;
•	decreased the fixed charge coverage ratio requirement to 0.9 for the months ending December 31, 2009, January 31, 2010 and February 28, 2010;
•	added unfinanced capital expenditures to the definition of fixed charges;
•	increased minimum excess availability from $5.0 million to $10.0 million for the period September 30, 2009 to March 31, 2010;
•	increased interest rates on the revolver to prime plus 1% or LIBOR plus 2.75% and
•	increased interest rates on the term loan to prime plus 1.25% or LIBOR plus 3%.

Prior to the amendment, interest rates on the Wachovia Facility ranged from prime to prime plus 0.5% or LIBOR plus 2.0% to LIBOR plus 2.75%.

We were in compliance with the amended covenants as of December 31, 2009.  We believe we will be able to comply with the covenant restrictions, as amended, through the maturity of the facility in August 2010; however if future operating results differ materially from our predictions we may be unable to maintain compliance.

The Wachovia Facility matures in August 2010 and is collateralized by substantially all of our operating assets. Failure to comply with the covenants contained in the facility could result in the acceleration of any outstanding balance under the facility prior to their stated maturity date.  Additionally, the lenders participating in the facility can restrict our ability to incur additional secured indebtedness and can declare a default under the credit facility in the event of, among other things, a material adverse change in our business.

The Wachovia Facility requires our daily net cash receipts to be used to reduce the outstanding borrowings, which results in us maintaining zero cash balances so long as there is an outstanding balance under this facility.  Accordingly, any outstanding balances under the revolving credit portion of the Wachovia Facility are always classified as a current liability, regardless of the maturity date of the facility. We are also required to pay down annually the term loan portion of the facility in the amount of 25% of excess cash flow, as defined in the agreement, subject to a $2.0 million annual and a $5.0 million aggregate limit.  Otherwise, the principal portion of the term notes is amortized over either 60 or 84 months, depending on the underlying collateral.  Our agreement with Wachovia also prohibits the payment of cash dividends on our common stock.

We paid the lender approximately $.4 million of diligence, commitment and closing fees upon commencement of this facility.  We paid $.2 million in connection with the amendment during the first quarter of 2007 and we paid $.1 million in connection with the October 2009 amendment.  We amortize these fees over the life of the facility.

8% Notes.  During the first quarter of 2009, we made the final payment on our 8% Notes.  Under GAAP, the 8% Notes were recorded at their aggregate undiscounted future cash flows (both principal and interest), and thereafter both principal and interest payments were accounted for as a reduction of the carrying amount of the debt.  Therefore, we did not recognize any interest expense on the 8% Notes.

County Term Loan.  Prior to 2007, we received a $10 million term loan from the County of Peoria, Illinois (the “County Term Loan”).  Proceeds from the County Term Loan were used to reduce the outstanding balance of our revolving credit facility.

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

Aggregate maturities of long-term debt at December 31, 2009.  Our Wachovia Facility expires in August 2010.  Due to our historical cash flows from operations, our ability to remain profitable throughout the negative economic conditions of 2009 and our relatively low debt position as of December 31, 2009, we believe we will be able to obtain sufficient financing for our operations upon expiration of the credit facility through renewal of the existing facility or a new facility with a new group of lenders.  If we are unable to obtain such financing, we believe we would have other sources of liquidity to meet our requirements, which could include funds provided by our affiliates.  If we are unable to secure sufficient debt or equity financing, we may not be able to fund our operations.  The aggregate future maturities of notes payable and long-term debt at December 31, 2009 are shown in the following table.

Year ending December 31,	Amount
(In thousands)

2010	$19,396
2011	1,324
2012	1,421
2013	1,529
2014	1,908
Total	$25,578

Note 8 - Income taxes:

Summarized below are (i) the differences between the provision for income taxes and the amounts that would be expected using the U. S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision for income taxes.

	Years ended December 31,
	2007	2008	2009
	(In thousands)

Expected tax provision, at statutory rate	$35,835	$37,146	$888
U.S. state income taxes, net	2,444	2,842	1,399
Other, net	(660)	26	5

Provision for income taxes	$37,619	$40,014	$2,292

Provision for income taxes:
Currently payable (refundable):
U.S. federal	$(45)	$3,453	(4,246)
U.S. state	190	740	26

Net currently payable (refundable)	145	4,193	(4,220)
Deferred income taxes, net	37,474	35,821	6,512

Provision for income taxes	$37,619	$40,014	$2,292

Comprehensive provision for income taxes allocable to:
Net income	$37,619	$40,014	$2,292
Other comprehensive income (loss):
Pension plans	(34,626)	(215,824)	18,505
OPEB plans	(3,315)	(10,761)	(3,793)

	$(322)	$(186,571)	$17,004

The components of the net deferred tax asset/(liability) are summarized below.

	December 31,
	2008		2009
	Assets	Liabilities	Assets	Liabilities
	(In thousands)

Tax effect of temporary differences relating to:
Inventories	$6,806	$-	$1,361	$-
Property and equipment	-	(12,819)	-	(13,842)
Pension asset	-	(15,169)	-	(32,413)
Accrued OPEB cost	16,398	-	17,415	-
Accrued liabilities	8,809	-	5,266	-
Other deductible differences	1,264	-	1,415	-
Net operating loss and credit carryforwards	800	-	5,663	-

Gross deferred tax assets / (liabilities)	34,077	(27,988)	31,120	(46,255)
Reclassification, principally netting by tax jurisdiction	(19,704)	19,704	(26,686)	26,686

Net deferred tax asset / (liability)	14,373	(8,284)	4,434	(19,569)
Less current deferred tax asset	14,373	-	(4,434)	-

Noncurrent deferred tax liability	$-	$(8,284)	$-	$(19,569)

Our provision for income taxes in 2009 includes a $1.4 million non-cash charge for state deferred income taxes due to an increase in our effective state income tax rate, primarily attributable to a change in our apportionment factors.

We believe the realization of our gross deferred income tax assets (including our net operating loss and credit carryforwards) meet the more-likely-than-not realizability test at December 31, 2009.

At December 31, 2009, for U.S federal income tax purposes we had (i) approximately $.7 million of alternative minimum tax credit carryforwards that have no expiration date; (ii) federal net operating loss carryforwards of approximately $11.5 million that expire in 2029; and (iii) various state net operating loss carryforwards expiring between 2021 and 2029.

Note 9 - Pensions and other postretirement benefits:

We sponsor several pension plans and postretirement benefit (“OPEB”) plans for certain active employees and certain retirees.  The benefits under our defined benefit plans are based upon years of service and employee compensation.

Changes in accounting for defined benefit pension and OPEB plans

Beginning with our December 31, 2009 filing we are adopting the fair value recognition provisions of ASC Topic 715 which require us to use the fair value framework established in ASC Topic 820 and we are providing the expanded disclosures as required.

Amendments

The 1114 Agreement replaced certain retirees’ medical and prescription drug coverage with fixed monthly cash payments and provided for supplemental monthly cash payments to these retirees for a particular year if, in the prior year, we achieved specified levels of free cash flow, as defined in the 1114 Agreement.  On August 29, 2008, the 1114 Agreement was amended to, among other things, eliminate the ability of the retirees to receive these supplemental monthly cash payments in exchange for increased fixed monthly cash payments.  As a result of the amendment to the 1114 Agreement, and in accordance with GAAP, we remeasured our OPEB obligation at the date of the 1114 Agreement amendment (using a discount rate of 6.9%), and we recorded the increased OPEB obligation as accumulated other comprehensive income, net of tax, which will be amortized over the remaining life expectancy of the affected retirees.

The amendment also provided for a one-time, lump-sum, supplemental payment that aggregated $.4 million in settlement of a dispute regarding the free cash flow calculation for 2005, which impacted the supplemental monthly payments for 2006.  We recorded the expense associated with this settlement as a reduction of our 2008 OPEB credit.

Additionally, under the terms of the amended 1114 Agreement, we are now permitted, but not required, to create supplemental benefits under one of our defined benefit pension plans in lieu of us paying the benefits granted by the amended 1114 Agreement.  We have the ability to decide whether or not to exercise such right on a year-by-year basis.  We exercised that right at the end of 2008 in regards to benefits payable for the months of June through December of 2008 (approximately $2.3 million) and for 2009 (approximately $3.1 million).  We exercised that right again at the end of 2009 in regards to benefits payable during 2010 (approximately $3.0 million).  As a result of creating this supplemental pension benefit, our accumulated OPEB benefit obligation was reduced, and our accumulated defined benefit pension obligation was increased, by an aggregate of approximately $5.4 million during 2008 and $3.0 million during 2009.

Employer Contributions and Plan Benefit Payments

Our funding policy is to contribute annually the minimum amount required under ERISA regulations plus additional amounts as we deem appropriate.  We do not anticipate being required to fund any contributions to our defined benefit pension plans during 2010.  We anticipate contributing approximately $1.4 million to our OPEB plans during 2010.  Benefit payments to plan participants, which reflect expected future service, as appropriate, are expected to be the equivalent of:

	Pension Benefits	Other Benefits
	(In thousands)

2010 (1)	$31,360	$1,357
2011	28,281	4,263
2012	28,172	4,171
2013	28,161	4,071
2014	27,837	3,969
Next 5 years	134,260	18,374

(1)
Pension benefits in 2010 include the supplemental pension benefits created in lieu of the payments that would have been due under the amended 1114 Agreement, which are excluded from the other benefit payments.

Funded Status

We use a December 31st measurement date for our defined benefit pension and OPEB plans.  The following tables provide the funded status of our plans and a reconciliation of the changes in our plans' projected benefit obligations and fair value of assets for the years ended December 31, 2008 and 2009:

	Pension Benefits		Other Benefits
	2008	2009	2008	2009
	(In thousands)

Change in projected benefit obligations ("PBO"):
Balance at beginning of the year	$369,020	$364,278	$31,649	$43,932
Service cost	3,130	3,080	128	91
Interest cost	22,568	21,417	2,119	2,712
Plan amendment	37	-	23,228	76
Actuarial losses (gains)	(5,576)	16,623	(5,332)	3,138
Benefits paid	(30,303)	(31,062)	(2,458)	(1,347)
1114 Agreement benefits extinguished by increased pension benefits	5,402	3,001	(5,402)	(3,001)

Balance at end of the year	$364,278	$377,337	$43,932	$45,601

Change in plan assets:
Fair value at beginning of the year	$914,676	$404,610	$-	$-
Actual return on plan assets	(479,763)	88,595	-	-
Employer contributions	-	-	2,458	1,347
Benefits paid	(30,303)	(31,062)	(2,458)	(1,347)

Fair value at end of the year	$404,610	$462,143	$-	$-

Funded status	$40,332	$84,806	$(43,932)	$(45,601)

Amounts recognized in the Consolidated Balance Sheets:
Pension asset	$41,651	$84,806	$-	$-
Noncurrent accrued pension costs	(1,319)	-	-	-
Accrued OPEB costs:
Current	-	-	(1,372)	(1,357)
Noncurrent	-	-	(42,560)	(44,244)
	$40,332	$84,806	(43,932)	(45,601)

Accumulated other comprehensive income:
Prior service cost (credit)	11,361	10,129	(148,921)	(132,674)
Actuarial losses	298,400	246,270	96,279	90,797
	309,761	256,399	(52,642)	(41,877)

Total	$350,093	$341,205	$(96,574)	$(87,478)

Accumulated benefit obligations (“ABO”) of pension plans	$359,780	$372,610

Pension plan for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$100,525	$-
Accumulated benefit obligation	96,026	-
Fair value of plan assets	99,206	-

The amounts shown in the table above for unamortized actuarial gains and losses and prior service credits and costs at December 31, 2008 and 2009 have not been recognized as components of our periodic defined benefit cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2008 and 2009.  We expect approximately $15.0 million and $1.2 million of the unamortized actuarial losses and prior service cost, respectively, will be recognized as components of our periodic defined benefit pension credit in 2010 and that $8.1 million and $16.2 million of the unamortized actuarial losses and prior service credits, respectively, will be recognized as components of our OPEB credit in 2010.  The table below details the changes in other comprehensive income (loss) for the years ended December 31, 2008 and 2009.

	Pension Benefits			Other Benefits
	2007	2008	2009	2007	2008	2009
	(In thousands)

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendment	$(78)	$(37)	$-	$-	$(22,812)	$(76)
Net actuarial gain (loss) arising during the year	(77,978)	(564,224)	33,085	1,809	5,332	(3,138)
Amortization of unrecognized:
Prior service cost (credit)	1,229	1,229	1,232	(17,646)	(17,313)	(16,170)
Net actuarial losses (gains)	(15,238)	(10,813)	19,045	7,024	6,176	8,619

Total	$(92,065)	$(573,845)	$53,362	$(8,813)	$(28,617)	$(10,765)

Net periodic defined benefit cost or credit

The components of our net periodic defined benefit cost or credits are presented in the table below.  During 2007, 2008 and 2009, the amounts shown below for the amortization of actuarial gains and losses and prior service credits and costs, net of deferred income taxes, were recognized as components of our accumulated other comprehensive income at December 31, 2006, 2007 and 2008, respectively.

	Pension Benefits			Other Benefits
	2007	2008	2009	2007	2008	2009
	(In thousands)

Service cost	$3,724	$3,130	$3,080	$204	$128	$91
Interest cost	21,893	22,568	21,417	1,892	2,119	2,712
Expected return on plan assets	(92,051)	(90,037)	(38,887)	-	-	-
Amortization of:
Prior service cost (credit)	1,229	1,229	1,232	(17,646)	(17,313)	(16,170)
Net actuarial losses (gains)	(15,238)	(10,813)	19,045	7,024	6,176	8,619
Settlement of 2006 1114 Agreement benefits	-	-	-	-	416	-
Total benefit cost (credit)	$(80,443)	$(73,923)	$5,887	$(8,526)	$(8,474)	$(4,748)

Actuarial assumptions

A summary of our key actuarial assumptions used to determine the present value of benefit obligations as of December 31, 2008 and 2009 are shown in the following table:

	Pension Benefits		Other Benefits
	2008	2009	2008	2009

Discount rate	6.2%	5.6%	6.2%	5.5%
Rate of compensation increase	3.4%	3.6%	-	-

A summary of our key actuarial assumptions used to determine the net periodic pension and other retiree benefit credit or expense during 2007, 2008 and 2009 are shown in the following table:

	Pension Benefits			Other Benefits
	2007	2008	2009	2007	2008	2009

Discount rate	5.8%	6.3%	6.2%	5.8%	6.5%	6.2%
Expected return on plan assets	10.0%	10.0%	10.0%	-	-	-
Rate of compensation increase	3.0%	3.0%	3.4%	-	-	-

Variances from actuarially assumed rates will result in increases or decreases in pension assets, accumulated defined benefit obligations, net periodic defined benefit credits or expense and funding requirements in future periods.

As noted above, we are providing the expanded disclosures regarding our defined benefit pension plan assets as of December 31, 2009, as required by the provisions of ASC Topic 715. The transition provisions of this Topic required us to provide these expanded disclosures on a prospective basis for the December 31, 2009 plan assets only.

 At December 31, 2008 and 2009, substantially all of the assets attributable to our U.S. plans were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT's investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT.  The CMRT trustee and investment committee seek to maximize returns in order to meet the CMRT’s long-term investment objective.  The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return.  During the history of the CMRT from its inception in 1988 through December 31, 2009, the average annual rate of return of the CMRT has been 14.2%. For the years ended December 31, 2007, 2008 and 2009, the assumed long-term rate of return for plan assets invested in the CMRT was 10%.  In determining the appropriateness of the long-term rate of return assumption, we primarily rely on the historical rates of return achieved by the CMRT, although we consider other factors as well including, among other things, the investment objectives of the CMRT's managers and their expectation that such historical returns will in the future continue to be achieved over the long-term.

 At December 31, 2009, the CMRT’s investments are valued using Level 1, Level 2 and Level 3 inputs, as defined by ASC 820-10-35, with approximately 83% valued using Level 1 inputs, 3% using Level 2 inputs and 14% using Level 3 inputs.  The CMRT is not traded on any market.  The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation.  However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request.  For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at any time based on the most recent value and (ii) approximately 86% of the assets of the CMRT are valued using either Level 1 or Level 2 inputs, as noted above, which have observable inputs.  The total fair value of all of the CMRT assets was $535 million and $602 million at December 31, 2008 and 2009, respectively. At December 31, 2009 approximately 65% of the CMRT assets were invested in domestic equity securities with the majority of these being publicly traded securities; approximately 5% were invested in publicly traded international equity securities; approximately 21% were invested in publicly traded fixed income securities; approximately 8% were invested in various privately managed limited partnerships and the remainder was invested in real estate and cash and cash equivalents.

Defined contribution pension plans

We also maintain several defined contribution pension plans.  Expense related to these plans was $2.0 million in 2007, $2.1 million in 2008 and $2.0 million in 2009.

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us.  Such costs include, among other things, expenditures for remedial site investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation.  The extent of our liability cannot be determined until site investigation studies are completed.  At December 31, 2009, the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.0 million, including our recorded accrual of $.7 million.  Our cost estimates have not been discounted to present value due to the uncertainty of the timing of the pay out.  It is possible our actual costs could differ materially from the amounts we have accrued or the upper end of the range for the sites where we have been named a defendant.  Our ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs or a determination that we are potentially responsible for the release of hazardous substances at other sites.  Although we believe our comprehensive general liability insurance policies provide indemnification for certain costs that we incur with respect to our environmental remediation obligations, we do not currently have receivables recorded for any such recoveries.

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

More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.  A summary of activity in our environmental accruals for the three years ended December 31, 2009 is as follows:

	Years ended December 31,
	2007	2008	2009
	(In thousands)

Balance at beginning of period	$13,252	$5,282	$5,125
Net change in accrued environmental cost recorded as general and administrative expense	-	504	(4,045)
Payments, net	(3,288)	(661)	(350)
Cancellation of debt	(4,682)	-	-

Balance at end of period	$5,282	$5,125	$730

Since September 1992, we have been involved in the closure of inactive waste management units (the “WMUs”) at KSW’s Peoria, Illinois facility pursuant to a Consent Order (the “Consent Order”) and a closure plan approved by the IEPA.  The closure involved a six-phase remediation plan, with each phase requiring separate final approval from the IEPA. On July 2, 2009, we received final approval from the IEPA for the completion of the soil portion of the plan for all of the WMUs. The amount of remediation we were ultimately required to undertake pursuant to such approval was not as extensive as we had estimated in prior years, and accordingly we reduced our accrual for this matter by $4.2 million during 2009.  The groundwater portion of three of the WMUs remains open at this time and is anticipated to be closed after a specified period of “clean” semi-annual monitoring results.  We currently expect the remaining groundwater monitoring portion to cost $50,000.  Additionally, the Consent Order requires KSW to pay a penalty fee of $75,000 to cover all past notice of violations with the State of Illinois.  As such, we have $125,000 accrued for this matter at December 31, 2009.

As part of the Consent Order, we established a trust fund (the “Trust Fund”) in which monies were deposited to create a cash reserve for the corrective action work and for the potential of third party claims.  Through a modification of the Consent Order in 2005, we were then permitted to withdraw funds from the Trust Fund as we incurred costs related to the remediation.  In connection with the IEPA’s approval of the soil portion of the WMUs, the IEPA released approximately $2.0 million of the escrowed funds to us during 2009.  The Trust Fund balance of $249,000 at December 31, 2009 is expected to fund the remaining groundwater portion of the WMUs and the $75,000 penalty fee discussed above.  Because we are uncertain as to the timing of the completion of the remaining groundwater portion of the WMUs, the Trust Fund is included in restricted investments classified as other noncurrent assets on our Consolidated Balance Sheets.

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

Prior to one of our subsidiaries’ 1996 acquisition of DeSoto, Inc. (“DeSoto”), DeSoto was notified by the Texas Natural Resource Conservation Commission (now called the Texas Commission on Environmental Quality or “TCEQ”) that there were certain deficiencies in prior reports to the TCEQ relative to one of DeSoto’s non-operating facilities located in Gainesville, Texas.  During 1999, that subsidiary entered into the TCEQ's Voluntary Cleanup Program.  Remediation activities at this site are expected to continue for another two to three years and total future remediation costs are presently estimated to be between $.5 million and $1.8 million.  During 2007, 2008 and 2009, we paid approximately $.2 million, $.5 million and $.3 million respectively, in connection with remediation efforts at this site.

In February 2009, we received a Notice of Violation from the U.S. EPA regarding alleged air permit issues at KSW.  The U.S. EPA alleges KSW (i) is exceeding its sulfur dioxide emission limits set forth in its permits, (ii) failed to apply for a permit that would be issued under the U.S. Clean Air Act and the Illinois Environmental Protection Act in connection with the installation of certain pieces of equipment in its melt shop, and (iii) failed to monitor pH readings of an air scrubber in the wire galvanizing area of the plant.  We disagree with the U.S. EPA’s assertions and we remained in discussions with the U.S. EPA throughout 2009.  On December 31, 2009, we were notified that the case had been referred to the Department of Justice (the “DOJ”) for review and follow-up.  In January 2010, we submitted a letter regarding our perspective on the matter to the DOJ and we are awaiting their response.  We can make no assurance our efforts will be successful or that we can avoid any enforcement action or resulting fines from these alleged violations.

Note 11 - Other commitments and contingencies:

Current litigation

We are engaged in various legal proceedings incidental to our normal business activities. In our opinion, none of such proceedings are material in relation to our consolidated financial position, results of operations or liquidity.

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

Lease commitments

At December 31, 2009, we are obligated under certain operating leases through 2012.  Future commitments under these leases are summarized below.

Lease commitment
(In thousands)

2010	$479
2011	402
2012	258
Total	$1,139

Product supply agreement

In 1996, we entered into a fifteen-year product supply agreement with a vendor whereby the vendor constructed a plant at KSW’s Peoria, Illinois facility and, subsequently provides us with all, subject to certain limitations, of our gaseous oxygen and nitrogen needs until 2011.  In addition to specifying rates to be paid by us, including a minimum facility fee of approximately $1.2 million per year, the supply agreement also specifies provisions for adjustments to the rates and term of the supply agreement. Purchases made pursuant to the supply agreement during 2007, 2008 and 2009 amounted to $3.2 million, $3.9 million and $3.1 million, respectively.

Concentration of credit risk

We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers.

During 2009, we did not have sales to any single customer that exceeded 10% of consolidated sales.  The percentage of each of our segments’ external sales related to their ten largest external customers and the one external customer at each of our segments that accounted for more than 10% of that segment’s external sales during 2009 is set forth in the following table:

	KSW	EWP	Calumet
	% of segments’ sales

Ten largest customers	61%	54%	56%

Customer > 10%	11%	11%	10%

Note 12 - Other accrued liabilities:

	December 31,
	2008	2009
	(In thousands)
Current:
Employee benefits	$19,656	$10,456
Self insurance	5,936	4,431
Environmental	455	430
Other	3,522	3,012

Total	$29,569	$18,329

Noncurrent:
Workers compensation payments	$1,621	$2,315
Environmental	4,670	300
Other	172	253

Total	$6,463	$2,868

Note 13 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31, 2008		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)

Restricted cash equivalents	$2,277	$2,277	$249	$249
Accounts receivable, net	26,612	26,612	41,231	41,231
Accounts payable	7,776	7,776	5,577	5,577

Long-term debt:
Variable-rate debt	14,217	14,217	18,166	18,166
Fixed-rate debt	17,413	16,305	7,204	6,680

Due to their nature, the carrying amounts of our restricted cash equivalents and variable rate indebtedness are considered equivalent to fair value.  Additionally, due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  The fair value of our fixed-rate indebtedness was based on the net present value of our remaining debt payments at an interest rate commensurate with our variable-rate debt which represents Level 3 inputs as defined in ASC Topic 820-10-35.

Note 14 - Related party transactions:

We may be deemed to be controlled by Mr. Harold C. Simmons.  See Note 1.  Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party.  We periodically consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

Under the terms of an intercorporate services agreement (the "ISA") entered into between us and Contran, employees of Contran provide certain management, tax planning, legal, financial and administrative services on a fee basis.  Such charges are based upon estimates of the time devoted by the employees of Contran to our affairs and the compensation of such persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, legal, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  During 2007, 2008 and 2009 the ISA fees charged by Contran aggregated approximately $1.7 million, $1.8 million and $2.0 million, respectively.

Tall Pines Insurance Company (“Tall Pines”) and EWI RE, Inc. (“EWI”) provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines is an indirect subsidiary of Valhi, Inc., a majority-owned subsidiary of Contran.  EWI is a wholly-owned subsidiary of NL Industries, Inc., a publicly-held company which is majority owned by Valhi, Inc.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies they provide or broker. We paid Tall Pines and EWI $3.2 million in 2007, $3.8 million in 2008 and $4.0 million in 2009 for insurance, reinsurance premiums paid to third parties and commissions.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect these relationships with Tall Pines and EWI will continue in 2010.

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

Prior to 2007, we formed Alter Recycling Company, LLC (“ARC”), a joint venture with Alter Trading Corporation (“ATC”), to operate a ferrous scrap recycling operation at KSW.  We have a scrap supply agreement with ATC and we source the majority of our ferrous scrap supply under this agreement.  During 2007, 2008, and 2009, we purchased approximately $171.0 million, $268.9 million and $105.5 million, respectively, of ferrous scrap from ATC and approximately $.5 million, $.7 million and $.5 million, respectively, of ferrous scrap from ARC.

Note 15 – Recent Accounting Pronouncements:

Benefit Plan Asset Disclosures - During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is now included with ASC Topic 715-20 Defined Benefit Plans.  This statement amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 became effective for us beginning with our 2009 annual report, and we have provided the expanded disclosures about our pension plan assets in Note 9.

Subsequent Events – In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now included with ASC Topic 855 Subsequent Events, which was subsequently amended by Accounting Standards Updated (“ASU”) 2010-09.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statements and disclosures regarding all subsequent events.  SFAS No. 165 became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Consolidated Financial Statements.

Uncertain Tax Positions. In the second quarter of 2006 the FASB issued FIN No. 48, Accounting for Uncertain Tax Positions, which is now included with ASC Topic Income Taxes, which we adopted on January 1, 2007.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under SFAS 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  Our adoption of FIN 48 had no impact on our consolidated financial position or results of operations as we had no uncertain tax positions at January 1, 2007, December 31, 2007, December 31, 2008 or December 31, 2009.

We accrue interest and penalties on uncertain tax positions as a component of our provision for income taxes when required.  We did not accrue any interest and penalties during 2007, 2008 or 2009 and had no accrued interest or penalties at December 31, 2008 or 2009 for uncertain tax positions.  Additionally, at December 31, 2008 and December 31, 2009 we had no accrual for uncertain tax positions.

We file income tax returns in various U.S. federal, state and local jurisdictions.  Our income tax returns prior to 2006 are generally considered closed to examination by applicable tax authorities.

Note 16 - Quarterly financial data (unaudited):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)

Year ended December 31, 2008:
Net sales	$134,139	$178,027	$183,209	$67,318
Gross profit (loss)	7,126	21,737	26,342	(3,709)

Net income	$13,610	$21,919	$23,975	$6,610

Basic and diluted net income per share	$1.39	$1.81	$1.98	$0.55

Year ended December 31, 2009:
Net sales	$60,475	$70,511	$100,363	$90,998
Gross profit (loss)	(1,799)	5,239	14,911	4,209

Net income (loss)	$(4,374)	$1,000	$5,868	$(2,253)

Basic and diluted net income (loss) per share	$(0.36)	$0.08	$0.48	$(0.18)

We experienced an unprecedented 90% increase in the cost of ferrous scrap from December 2007 to August 2008 and we were able to recover these higher costs through increases in our product selling prices.  As such, during the second and third quarters of 2008, we experienced an increased level of profitability due to a greater margin between ferrous scrap costs, our primary raw material, and our product selling prices.

During the fourth quarter of 2008 and the first two quarters of 2009, the domestic and international economic crises, the resulting adverse impact of the current credit market on construction projects and a significant decline in ferrous scrap costs from August 2008 resulted in customers choosing to conserve cash by liquidating inventories and limiting orders.   Given the sharply reduced market demand, we operated our facilities on substantially reduced production schedules, which resulted in a much higher percentage of fixed costs included in cost of goods sold throughout 2009 as these costs could not be capitalized into inventory.

On a quarterly basis, we estimate the LIFO reserve balance that will be required at the end of the year based on projections of year-end quantities and costs and we record a pro-rated, year-to-date change in the LIFO reserve from the prior year end.  At the end of each year, we calculate the required LIFO reserve balance based on actual year-end quantities and costs.  Throughout 2008 and 2009 our quarterly results were impacted by significant LIFO adjustments.  Other items impacting the comparability of 2008 and 2009 quarterly results include:
•	a 2009 credit related to the release of accrued environmental costs for certain inactive waste management units as discussed in Note 10;
•	impairment charges to reduce Calumet’s inventory to its net realizable value; and
•	income related to KSW obtaining an excise tax exemption at the end of 2008 on 2007 and 2008 electricity costs.

These items, net of tax and their impact on net income (loss) is presented in the following table.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands)

Year ended December 31, 2008:
Decrease (increase) in LIFO reserve	$(579)	$(3,255)	$1,023	$(3,516)
Impairment of Calumet’s inventory	-	-	-	(720)
Excise tax exemption	-	-	-	1,343
Total impact on net income	$(579)	$(3,255)	$1,023	$(2,893)

Year ended December 31, 2009:
Decrease in LIFO reserve	$2,799	$3,411	$2,205	$1,057
Impairment of Calumet’s inventory	(933)	(452)	(219)	(74)
Release of environmental accruals	-	2,604	-	-
Total impact on net income (loss)	$1,866	$5,563	$1,986	$983