Form 10-Q
period 2010-03-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2010-05-07
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010	Commission file number 1-3919

Keystone Consolidated Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	37-0364250
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(972) 458-0028

Indicate by check mark:

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ___   No ___

    *   The registrant has not yet been phased into the interactive data requirements.

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company(as defined in Rule 12b-2 of the Act). Large accelerated filer  ☐ Accelerated filer ☐  Non-accelerated filer ☒ Smaller reporting company ☐.

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐.

Number of shares of common stock outstanding on May 7, 2010: 12,101,932

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
ASSETS	2009	2010
		(unaudited)

Current assets:
Accounts receivable, net	$41,231	$57,072
Inventories	41,225	59,205
Deferred income taxes	4,434	4,434
Income taxes receivable	4,206	3,118
Prepaid expenses and other	2,626	2,107

Total current assets	93,722	125,936

Property, plant and equipment:
Land	1,468	1,468
Buildings and improvements	61,207	61,790
Machinery and equipment	328,497	328,190
Construction in progress	2,583	3,192
	393,755	394,640
Less accumulated depreciation	308,586	311,151

Net property, plant and equipment	85,169	83,489

Other assets:
Pension asset	84,806	89,990
Other, net	1,387	1,320

Total other assets	86,193	91,310

Total assets	$265,084	$300,735

Index

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	March 31,
	2009	2010
		(unaudited)

Current liabilities:
Notes payable and current maturities of long-term debt	$19,396	$37,886
Accounts payable	5,577	12,487
Accrued OPEB cost	1,357	1,357
Other accrued liabilities	18,329	20,901

Total current liabilities	44,659	72,631

Noncurrent liabilities:
Long-term debt	5,974	5,984
Accrued OPEB cost	44,244	44,640
Deferred income taxes	19,569	21,953
Other accrued liabilities	2,868	2,154

Total noncurrent liabilities	72,655	74,731

Stockholders' equity:
Common stock	125	125
Additional paid-in capital	100,111	100,111
Accumulated other comprehensive loss	(132,530)	(131,302)
Retained earnings	180,860	185,235
Treasury stock	(796)	(796)

Total stockholders' equity	147,770	153,373

Total liabilities and stockholders’ equity	$265,084	$300,735

Commitments and contingencies (Note 5)

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended March 31,
	2009	2010
	(unaudited)

Net sales	$60,475	$99,743
Cost of goods sold	(62,274)	(89,238)

Gross margin (loss)	(1,799)	10,505

Other operating income (expense):
Selling expense	(1,606)	(1,709)
General and administrative expense	(3,058)	(3,875)
Defined benefit pension credit (expense)	(1,515)	1,212
Other postretirement benefit credit	1,260	1,342

Total other operating expense	(4,919)	(3,030)

Operating income (loss)	(6,718)	7,475

Non operating income (expense):
Interest expense	(332)	(443)
Other income (expense), net	(2)	64

Total non operating expense	(334)	(379)

Income (loss) before income taxes	(7,052)	7,096

Income tax (expense) benefit	2,678	(2,721)

Net income (loss)	$(4,374)	$4,375

Basic and diluted income (loss) per share	$(0.36)	$0.36

Basic and diluted weighted average shares outstanding	12,102	12,102

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2009	2010
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(4,374)	$4,375
Depreciation and amortization	3,597	3,261
Deferred income taxes	1,027	1,623
Defined benefit pension expense (credit)	1,515	(1,212)
OPEB credit	(1,260)	(1,342)
OPEB payments	(337)	(243)
Bad debt expense	949	44
Inventory impairment	1,495	92
Other, net	153	65
Change in assets and liabilities:
Accounts receivable	(6,449)	(15,876)
Inventories	20,325	(18,072)
Accounts payable	(1,682)	6,910
Accrued liabilities	(11,159)	1,858
Income taxes	(4,620)	1,088
Other, net	623	519

Net cash used in operating activities	(197)	(16,910)

Cash flows from investing activities:
Capital expenditures	(2,162)	(1,592)
Other, net	-	20

Net cash used in investing activities	(2,162)	(1,572)

Cash flows from financing activities:
Revolving credit facility, net	12,809	19,823
Principal payments on other notes payable and long-term debt	(10,443)	(1,334)
Deferred financing costs paid	(7)	(7)

Net cash provided by financing activities	2,359	18,482

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures: Cash paid for:
Interest, net of amount capitalized	$126	$240
Income taxes, net	915	9

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Three months ended March 31, 2010
(In thousands)

	Common	Additional paid-in	Accumulated other comprehensive income (loss)		Retained	Treasury		Comprehensive
	stock	capital	Pensions	OPEB	earnings	stock	Total	income (loss)
	(unaudited)

Balance – December 31, 2009	$125	$100,111	$(158,401)	$25,871	$180,860	$(796)	$147,770

Net income	-	-	-	-	4,375	-	4,375	$4,375

Amortization of actuarial losses	-	-	2,267	1,226	-	-	3,493	3,493

Amortization of prior service cost (credit)	-	-	186	(2,451)	-	-	(2,265)	(2,265)

Balance – March 31, 2010	$125	$100,111	$(155,948)	$24,646	$185,235	$(796)	$153,373

Comprehensive income								$5,603

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

Note 1 – Organization and basis of presentation:

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the Securities and Exchange Commission (“SEC”) on March 11, 2010 (the “2009 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  As compared to the 2009 Annual Report, we have omitted certain information and footnote disclosures from this Quarterly Report that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended March 31, 2010 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2009 Consolidated Financial Statements contained in the 2009 Annual Report.

At March 31, 2010, Contran Corporation (“Contran”) owned approximately 62% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

Index

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

	Three months ended March 31,
	2009	2010
	(In thousands)
Net sales:
KSW	$53,993	$102,490
EWP	7,161	7,376
Calumet	1,918	4,251
Elimination of intersegment sales	(2,597)	(14,374)

Total net sales	$60,475	$99,743

Operating income (loss):
KSW	$(4,450)	$6,985
EWP	(326)	(363)
Calumet	(2,471)	147
Pension credit (expense)	(1,515)	1,212
OPEB credit	1,260	1,342
Other(1)	784	(1,848)

Total operating income (loss)	(6,718)	7,475

Non operating income (expense):
Interest expense	(332)	(443)
Other income (expense), net	(2)	64

Income (loss) before income taxes	$(7,052)	$7,096

(1) Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

During the first quarter of 2009 and 2010, Calumet determined it was probable it would not recover the cost of certain inventory items in future selling prices and recognized impairment charges of $1.5 million and $92,000, respectively, to reduce these inventory items to their estimated net realizable values.  These impairment charges are included in Calumet’s cost of goods sold.

During the first quarter of 2009, we decreased the KSW and EWP individual LIFO inventory reserves by $3.4 million and $1.1 million, respectively, while we increased the individual KSW and EWP LIFO reserves during the first quarter of 2010 by $306,000 and $93,000, respectively.  On a quarterly basis, we estimate our LIFO reserve balances that would be required at the end of the year based on projections of year-end inventory quantities and costs and we record a pro-rated, year-to-date change in our LIFO reserve balances from the prior year-end based on these projections.  Changes in LIFO reserves are reflected in cost of goods sold.

We increased the allowance for bad debts at KSW by $906,000 during the first quarter of 2009 primarily due to the Chapter 11 proceedings of one of KSW’s customers.

Index

Note 3 – Inventories, net:

	December 31,	March 31,
	2009	2010
	(In thousands)

Raw materials	$3,222	$4,469
Billet	4,917	7,322
Wire rod	5,282	13,369
Work in process	4,645	5,896
Finished products	19,747	24,383
Supplies	22,646	23,400

Inventory at FIFO	60,459	78,839
Less LIFO reserve	19,234	19,634

Total	$41,225	$59,205

We believe our LIFO reserve represents the excess of replacement or current cost over the stated LIFO value of our inventories.  See also Note 2.

Note 4 - Notes payable and long-term debt:

	December 31,	March 31,
	2009	2010
	(In thousands)

Wachovia revolving credit facility	$12,546	$32,369
Term loans:
Wachovia	5,620	4,287
County	6,302	6,302
Other	902	912

Total debt	25,370	43,870
Less current maturities	19,396	37,886

Total long-term debt	$5,974	$5,984

Our Wachovia Facility expires in August 2010.  Based on preliminary discussions with Wachovia and other financial institutions as well as our historical cash flows from operations, our ability to remain profitable throughout the negative economic conditions of 2009 and our relatively low long-term debt levels, we believe we will be able to obtain sufficient financing for our operations upon expiration of the credit facility through renewal of the existing facility or a new facility with a new group of lenders.  If we are unable to obtain such financing, we believe we would have other sources of liquidity to meet our requirements, which could include funds provided by our affiliates.

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

Index

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us.  At March 31, 2010, the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.0 million, including our recorded accrual of $.7 million.  Our cost estimates have not been discounted to present value due to the uncertainty of the timing of the pay out.  It is possible our actual costs could differ materially from the amounts we have accrued or the upper end of the range for the sites where we have been named a defendant.  Our ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs or a determination that we are potentially responsible for the release of hazardous substances at other sites.  Although we believe our comprehensive general liability insurance policies provide indemnification for certain costs that we incur with respect to our environmental remediation obligations, we do not currently have receivables recorded for any such recoveries.

Prior to one of our subsidiaries’ 1996 acquisition of DeSoto, Inc. (“DeSoto”), DeSoto was notified by the Texas Natural Resource Conservation Commission (now called the Texas Commission on Environmental Quality or “TCEQ”) that there were certain deficiencies in prior reports to the TCEQ relative to one of DeSoto’s non-operating facilities located in Gainesville, Texas.  During 1999, that subsidiary entered into the TCEQ's Voluntary Cleanup Program as it relates to that facility.  Remediation activities at this site are expected to continue for another two to three years and total future remediation costs are presently estimated to be between $.5 million and $1.8 million.

In February 2009, we received a Notice of Violation from the U.S. EPA regarding alleged air permit issues at KSW.  The U.S. EPA alleges KSW (i) is exceeding its sulfur dioxide emission limits set forth in its permits, (ii) failed to apply for a permit that would be issued under the U.S. Clean Air Act and the Illinois Environmental Protection Act in connection with the installation of certain pieces of equipment in its melt shop, and (iii) failed to monitor pH readings of an air scrubber in the wire galvanizing area of the plant.  We disagree with the U.S. EPA’s assertions and we were in discussions with the U.S. EPA throughout 2009.  On December 31, 2009, we were notified that the case had been referred to the Department of Justice (the “DOJ”) for review and follow-up.  During the first quarter of 2010, we submitted letters regarding our perspective on the matter to the DOJ and we are awaiting their response.  We can make no assurance our efforts will be successful or that we can avoid any enforcement action or resulting fines from these alleged violations.

Other current litigation

From time-to-time, we are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our operations.  In certain cases, we have insurance coverage for these items.  We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals we have already provided for.

Please refer to our 2009 Annual Report for a discussion of certain other legal proceedings to which we are a party.

Index

Note 6 - Other accrued liabilities:

	December 31,	March 31,
	2009	2010
	(In thousands)
Current:
Employee benefits	$10,456	$11,577
Self insurance	4,431	4,434
Environmental	430	429
Other	3,012	4,461

Total	$18,329	$20,901

Noncurrent:
Workers compensation payments	$2,315	$1,594
Environmental	300	300
Other	253	260

Total	$2,868	$2,154

Note 7 – Employee benefit plans:

We currently expect to record a defined benefit pension credit of $4.9 million during 2010 and we anticipate that no cash contributions to our defined benefit pension plans will be required during 2010.  The components of our net periodic defined benefit pension expense (credit) for the first quarter of 2009 and 2010 are presented in the table below.

	Three months ended March 31,
	2009	2010
	(In thousands)

Service cost	$814	$832
Interest cost	5,410	4,936
Expected return on plan assets	(9,720)	(10,951)
Amortization of accumulated other comprehensive income:
Prior service cost	308	302
Actuarial losses	4,703	3,669

Total pension expense (credit)	$1,515	$(1,212)

We currently expect our 2010 other postretirement benefit (“OPEB”) credit will be $5.5 million.  As allowed under certain of our amended benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2010 benefit payments due under one of our OPEB plans.  As such, we anticipate contributing an aggregate of $1.4 million to our OPEB plans during 2010. The components of our net periodic credit related to OPEB for the first quarter of 2009 and 2010 are presented in the table below.

Index

	Three months ended March 31,
	2009	2010
	(In thousands)

Service cost	$24	$28
Interest cost	672	611
Amortization of accumulated other comprehensive income:
Prior service credit	(4,044)	(3,966)
Actuarial losses	2,088	1,985

Total OPEB credit	$(1,260)	$(1,342)

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

Note 8 – Income taxes:

	Three months ended
	March 31,
	2009	2010
	(In thousands)

Expected income tax expense (benefit), at statutory rate	$(2,468)	$2,484
U.S. state income tax expense (benefit), net	(219)	226
Other, net	9	11

Income tax expense (benefit)	$(2,678)	$2,721

Note 9 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31, 2009		March 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)

Restricted cash equivalents	$249	$249	$249	$249
Accounts receivable, net	41,231	41,231	57,072	57,072
Accounts payable	5,577	5,577	12,487	12,487

Long-term debt:
Variable-rate debt	18,166	18,166	36,656	36,656
Fixed-rate debt	7,204	6,680	7,214	6,709

Index

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

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking and are not statements of fact.  Some statements found in this report including, but not limited to, statements found in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties.  Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the Securities and Exchange Commission including, but not limited to, the following:

•	Future supply and demand for our products (including cyclicality thereof),
•	Customer inventory levels,
•	Changes in raw material and other operating costs (such as ferrous scrap and energy),
•	The possibility of labor disruptions,
•	General global economic and political conditions,
•	Competitive products (including low-priced imports) and substitute products,
•	Customer and competitor strategies,
•	The impact of pricing and production decisions,
•	Environmental matters (such as those requiring emission and discharge limits for existing and new facilities),
•	Government regulations and possible changes thereof,
•	Significant increases in the cost of providing medical coverage to employees,
•	The ultimate resolution of pending litigation,
•	International trade policies of the United States and certain foreign countries,
•	Operating interruptions (including, but not limited to, labor disputes, fires, explosions, unscheduled or unplanned downtime, supply disruptions and transportation interruptions),
•	Our ability to renew or refinance credit facilities,
•	The ability of our customers to obtain adequate credit,
•	Any possible future litigation, and
•	Other risks and uncertainties as discussed in this Quarterly Report and the 2009 Annual Report, including, without limitation, the section referenced above.

Should one or more of these risks materialize, if the consequences worsen, or if the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Index

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

Recent Developments

Sales volume increased significantly during the first quarter of 2010 which resulted in a return to more normal production schedules throughout the quarter.  We believe our customers are optimistic about the slight economic recovery and are cautiously building inventories from the significantly lower levels maintained at the end of 2009.  Additionally, two of our rod mill competitors have been idle since the economic downturn.  As of March 31, 2010 our backlog is the highest it has been since September 2008 and we are currently scheduled to operate normal production schedules through at least July 2010 to fulfill customer orders.

Ferrous scrap costs increased during the first quarter of 2010 and we implemented selling price increases to compensate for our higher costs.  We currently believe we will be able to maintain positive overall margins on our products throughout 2010.

Our Wachovia Facility expires in August 2010.  Based on preliminary discussions with Wachovia and other financial institutions as well as our historical cash flows from operations, our ability to remain profitable throughout the negative economic conditions of 2009 and our relatively low long-term debt levels, we believe we will be able to obtain sufficient financing for our operations upon expiration of the credit facility through renewal of the existing facility or a new facility with a new group of lenders.  If we are unable to obtain such financing, we believe we would have other sources of liquidity to meet our requirements, which could include funds provided by our affiliates.

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

Index

	Three months ended March 31,
	2009	2010
	(In thousands)

Operating income (loss) as reported	$(6,718)	$7,475
Defined benefit pension expense (credit)	1,515	(1,212)
OPEB credit	(1,260)	(1,342)
Operating income (loss) before pension and OPEB	$(6,463)	$4,921

Operating performance before pension and OPEB for the first quarter of 2010 was significantly better than the first quarter of 2009 primarily due to a substantial increase in shipment volumes and production levels as discussed above.  During the first quarter of 2009, economic conditions resulted in a sharp reduction of customer orders and we operated on an extremely reduced production schedule, which resulted in a much higher percentage of fixed costs included in cost of goods sold as these costs could not be capitalized into inventory.

Other items affecting the comparability of our operating performance before pension and OPEB include:
•
decreased cost of raw material included in cost of goods sold during 2010 as products sold during the first quarter of 2009 were produced with ferrous scrap purchased during the last half of 2008 when market prices were at unprecedented high levels;

•
a $1.5 million impairment charge during the first quarter of 2009 as compared to only a $92,000 impairment charge during the first quarter of 2010 to reduce certain inventories to net realizable value;

•	bad debt expense of $949,000 during the first quarter of 2009 primarily due to the Chapter 11 proceedings of one of our customers while bad debt expense during the first quarter of 2010 was $44,000;
•	lower selling prices during 2010 as selling prices during the first quarter of 2009 were driven by the extremely high levels of ferrous scrap costs during the last half of 2008;
•	higher incentive compensation expense during 2010 due to increased profitability; and
•
a $4.5 million decrease in our LIFO reserve and cost of goods sold during the first quarter of 2009 as compared to a $399,000 increase in our LIFO reserve and cost of goods sold during the first quarter of 2010.

On a quarterly basis, we estimate the LIFO reserve balance that will be required at the end of the year based on projections of year-end quantities and costs and we record a pro-rated, year-to-date change in the LIFO reserve from the prior year end.  Future variances from current projections may result in increases or decreases to our LIFO reserve in future periods.

Index

Our consolidated sales volume and average per-ton selling prices for the first quarter of 2009 and 2010 are as follows:

	Three months ended March 31,
	2009	2010
Sales volume (000 tons):
Wire rod	22	81
Fabricated wire products	20	22
Industrial wire	6	11
Wire mesh	7	9
Bar	2	5
Coiled rebar	1		(1)
Other	-	3
Total	58	131

(1) Less than 1,000 tons.

Average per-ton selling prices:
Wire rod	$667	$594
Fabricated wire products	1,457	1,286
Industrial wire	1,071	881
Wire mesh	1,081	857
Bar	902	859
Coiled rebar	594	597
All products	1,039	755

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

Index

Our consolidated net sales, cost of goods sold, operating costs and operating performance before pension and OPEB credit or expense by segment are set forth in the following table:

	KSW	EWP	Calumet	Other(1)	Total
	(In thousands)
Three months ended March 31, 2009:

Net sales	$53,993	$7,161	$1,918	$(2,597)	$60,475
Cost of goods sold	(54,924)	(6,834)	(4,329)	3,813	(62,274)
Gross margin (loss)	(931)	327	(2,411)	1,216	(1,799)

Selling and administrative expense	(3,519)	(653)	(60)	(432)	(4,664)
Operating income (loss) before pension/OPEB	$(4,450)	$(326)	$(2,471)	$784	$(6,463)

Three months ended March 31, 2010:

Net sales	$102,490	$7,376	$4,251	$(14,374)	$99,743
Cost of goods sold	(91,767)	(7,172)	(3,898)	13,599	(89,238)
Gross margin (loss)	10,723	204	353	(775)	10,505

Selling and administrative expense	(3,738)	(567)	(206)	(1,073)	(5,584)
Operating income (loss) before pension/OPEB	$6,985	$(363)	$147	$(1,848)	$4,921

(1) Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	Three months ended March 31,
	2009	% of sales	2010	% of sales
	($ in thousands)

Net sales	$53,993	100.0%	$102,490	100.0%
Cost of goods sold	(54,924)	(101.7)	(91,767)	(89.5)
Gross margin (loss)	(931)	(1.7)	10,723	10.5

Selling and administrative expense	(3,519)	(6.5)	(3,738)	(3.6)
Operating income (loss) before pension/OPEB	$(4,450)	(8.2)%	$6,985	6.9%

Index

The primary drivers of KSW’s sales, cost of goods sold and the resulting gross margin (loss) are as follows:

	Three months ended March 31,
	2009	2010
Sales volume (000 tons):
Wire rod	25	98
Fabricated wire products	20	22
Billet	1	12
Industrial wire	6	11
Coiled rebar	1		(1)
Total sales	53	143

(1) Less than 1,000 tons.

Average per-ton selling prices:
Wire rod	$665	$593
Fabricated wire products	1,457	1,286
Billet	551	428
Industrial wire	1,071	881
Coiled rebar	594	597
All products	1,006	709

Average per-ton ferrous scrap cost of goods sold	$322	$250

Increase (decrease) in LIFO reserve and cost of goods sold	$(3,417)	$306

Average electricity cost per kilowatt hour	$0.04	$0.04

Kilowatt hours consumed (000 hours)	42,127	128,443

Average natural gas cost per therm	$0.81	$0.58

NNatural gas therms consumed (000 therms)	3,398	5,924

KSW’s operating performance during the 2009 first quarter was also negatively impacted by:
•	substantially reduced production volumes which resulted in a much higher percentage of fixed costs included in cost of goods sold;
•	increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures; and
•	an increase in KSW’s allowance for bad debt of $906,000 primarily due to the Chapter 11 proceedings of one of KSW’s customers.

Index

Engineered Wire Products, Inc.

	Three months ended March 31,
	2009	% of sales	2010	% of sales
	($ in thousands)

Net sales	$7,161	100.0%	$7,376	100.0%
Cost of goods sold	(6,834)	(95.4)	(7,172)	(97.2)
Gross margin	327	4.6	204	2.8

Selling and administrative expense	(653)	(9.1)	(567)	(7.7)
Operating loss before pension/OPEB	$(326)	(4.5)%	$(363)	(4.9)

The primary drivers of EWP’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended March 31,
	2009	2010

Sales volume (000 tons) – Wire mesh	7	9

Average per-ton selling prices – Wire mesh	$1,081	$857

Average per-ton wire rod cost of goods sold	$805	$587

Increase (decrease) in LIFO reserve and cost of goods sold	$(1,070)	$93

Although EWP experienced increased customer orders during the first quarter of 2010, their shipment volumes were negatively impacted by heavy snowfalls.  Based on customer order frequency and backlog, EWP expects shipment volumes during the second quarter of 2010 to be higher than both the first quarter of 2010 and the second quarter of 2009.

EWP’s operating performance during the first quarter of 2010 as compared to the first quarter of 2009 was also impacted by the following factors:
•	significantly higher percentage of fixed costs included in cost of goods sold during the first quarter of 2009 due to reduced production volumes; and
•	lower payroll and benefit expenses during the first quarter of 2010 as a result of a reduction in personnel.

Index

Keystone – Calumet, Inc.

	Three months ended March 31,
	2009	% of sales	2010	% of sales
	($ in thousands)

Net sales	$1,918	100.0%	$4,251	100.0%
Cost of goods sold	(4,329)	(225.7)	(3,898)	(91.7)
Gross margin (loss)	(2,411)	(125.7)	353	8.3

Selling and administrative expense	(60)	(3.1)	(206)	(4.8)
Operating income (loss) before pension/OPEB	$(2,471)	(128.8)%	$147	3.5%

The primary drivers of sales, cost of goods sold and the resulting gross margin (loss) are as follows:

	Three months ended March 31,
	2009	2010

Sales volume (000 tons) - Bar	2	5

Average per-ton selling prices - Bar	$902	$859

Average per-ton billet cost of goods sold	$519	$439

Throughout 2009 and continuing into 2010, Calumet has been conducting trials for many different customer-specific products and has expanded its sales force.  Both of these developments are contributing to new customers and increased sales volume.  We believe increased sales volume allows Calumet to achieve certain economies of scale which are key to this segment’s profitability.

Calumet’s operating performance during the first quarter of 2010 as compared to the first quarter of 2009 was also impacted by the following factors:
•
impairment charges of $1.5 million during the first quarter of 2009 as compared to impairment charges of $92,000 during the first quarter of 2010, as Calumet determined it was probable they would not be able to recover the cost of certain inventory items in future selling prices (as of March 31, 2010, only a few of Calumet’s product lines remain unprofitable);

•
substantially reduced production volumes during the first quarter of 2009 which resulted in a much higher percentage of fixed costs included in cost of goods sold and increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures; and

•	lower employee incentive compensation expense during 2009 resulting from poor operating performance.

Index

Pension Credit or Expense

Primarily due to a $58 million increase in our pension plans’ assets during 2009, we currently expect to record a defined benefit pension credit of $4.9 million during 2010 as compared to the $5.9 million defined benefit pension expense we recorded during 2009.  Accordingly, we recorded a defined benefit pension credit of $1.2 million during the first quarter of 2010 as compared to the $1.5 million expense recorded during the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

Operating Activities

During the first quarter of 2010, net cash used in operations totaled $16.9 million as compared to net cash used in operations of $0.2 million during the first quarter of 2009.  The $16.7 million increase in cash used for operating activities was primarily due to the net effects of:
•
substantially higher production levels during the first quarter of 2010 to meet increased demand, which required increased working capital usage, as compared to extremely low production levels during the first quarter of 2009 as a result of a rapid decline in product demand (we pay for the majority of our production costs as incurred while we generally receive customer payments a couple of months after shipment);

•
higher net cash provided by relative changes in our accrued liabilities of $13.0 million in 2010 as a result of the payment of 2008 employee incentive compensation during the first quarter of 2009 which was significantly higher than 2009 employee incentive compensation paid during the first quarter of 2010; and

•	lower income tax payments during the first quarter of 2010 of $0.9 million as we made additional tax payments related to 2008 during the first quarter of 2009.

Financing Activities

We increased borrowings on our revolving credit facility during the first quarter of 2010 by $19.8 million as compared to increasing borrowings by $12.8 million during the first quarter of 2009.  The increased borrowings during 2010 were primarily due to the increase in our production levels as discussed above, partially offset by the final payment on our 8% Notes of $9.1 million during the first quarter of 2009, which was funded by borrowings on our revolving credit facility.

Future Cash Requirements

Capital Expenditures

Capital expenditures for 2010 are expected to be approximately $10 million and are primarily related to upgrades of production equipment which are not critical to our operations.  We expect to fund capital expenditures using cash flows from operations and borrowing availability under credit facilities.

Commitments and Contingencies

See Note 5 to the Condensed Consolidated Financial Statements for a description of certain legal proceedings.

Index

Pension and Other Postretirement Obligations

We currently do not expect to be required to make contributions to our defined benefit pension plans during 2010.  As allowed under certain of our amended benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2010 benefit payments due under one of our OPEB plans.  As such, we anticipate contributing an aggregate of $1.4 million to our OPEB plans during 2010. Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and OPEB funding requirements in future periods.

Off-balance Sheet Financing Arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2009 Annual Report.

Working Capital and Borrowing Availability

	December 31,	March 31,
	2009	2010
	(In thousands)

Working capital	$49,063	$53,305
Outstanding balance under revolving credit facility	12,546	32,369

Additional borrowing availability	38,637	31,556

The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.5 million at March 31, 2010).

As discussed above, our current credit facility expires in August 2010.  See the “Recent Developments” section of “Results of Operations” above for further discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements for the period ended March 31, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Annual Report.  There have been no changes in our critical accounting policies during the first quarter of 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the 2009 Annual Report for a discussion of the market risks associated with changes in interest rates and ferrous scrap costs that affect us.  There have been no material changes in such market risks during the first quarter of 2010.

Index

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 1.                      Legal Proceedings.

Reference is made to disclosure provided under the caption "Other current litigation" in Note 5 to our Condensed Consolidated Financial Statements.

ITEM 1A.                   Risk Factors.

Reference is made to our 2009 Annual Report for a discussion of risk factors related to our businesses.  There have been no material changes in such risk factors during the first quarter of 2010.

ITEM 6.                      Exhibits.

(a)
We have retained a signed original of any exhibit listed below that contains signatures, and we will provide any such exhibit to the Commission or its staff upon request.  The following exhibit is included herein:

31.1	Certification.

31.2	Certification.

32.1	Certification.

Index

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Keystone Consolidated Industries, Inc.
(Registrant)

Date: May 7, 2010	By/s/ Bert E. Downing, Jr. Bert E. Downing, Jr. Vice President, Chief Financial Officer, Corporate Controller and Treasurer