Form 10-Q
period 2010-06-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2010-08-06
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010	Commission file number 1-3919

Keystone Consolidated Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	37-0364250
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(972) 458-0028

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

Number of shares of common stock outstanding on August 6, 2010: 12,101,932

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
ASSETS	2009	2010
		(unaudited)

Current assets:
Accounts receivable, net	$41,231	$58,508
Inventories	41,225	70,549
Deferred income taxes	4,434	4,434
Income taxes receivable	4,206	4,695
Prepaid expenses and other	2,626	1,475

Total current assets	93,722	139,661

Property, plant and equipment:
Land	1,468	1,468
Buildings and improvements	61,207	61,828
Machinery and equipment	328,497	329,175
Construction in progress	2,583	3,793
	393,755	396,264
Less accumulated depreciation	308,586	314,322

Net property, plant and equipment	85,169	81,942

Other assets:
Pension asset	84,806	95,171
Other, net	1,387	1,255

Total other assets	86,193	96,426

Total assets	$265,084	$318,029

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	June 30,
	2009	2010
		(unaudited)

Current liabilities:
Notes payable and current maturities of long-term debt	$19,396	$43,082
Accounts payable	5,577	11,531
Accrued OPEB cost	1,357	1,357
Other accrued liabilities	18,329	23,362

Total current liabilities	44,659	79,332

Noncurrent liabilities:
Long-term debt	5,974	5,346
Accrued OPEB cost	44,244	45,052
Deferred income taxes	19,569	25,003
Other accrued liabilities	2,868	1,943

Total noncurrent liabilities	72,655	77,344

Stockholders' equity:
Common stock	125	125
Additional paid-in capital	100,111	100,111
Accumulated other comprehensive loss	(132,530)	(130,071)
Retained earnings	180,860	191,984
Treasury stock	(796)	(796)

Total stockholders' equity	147,770	161,353

Total liabilities and stockholders’ equity	$265,084	$318,029

Commitments and contingencies (Note 5)

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(unaudited)

Net sales	$70,511	$134,970	$130,986	$234,713
Cost of goods sold	(65,272)	(120,246)	(127,546)	(209,484)

Gross margin	5,239	14,724	3,440	25,229

Other operating income (expense):
Selling expense	(1,672)	(1,792)	(3,278)	(3,501)
General and administrative expense	(803)	(4,006)	(3,861)	(7,881)
Defined benefit pension credit (expense)	(1,513)	1,209	(3,028)	2,421
Other postretirement benefit credit	1,260	1,345	2,520	2,687

Total other operating expense	(2,728)	(3,244)	(7,647)	(6,274)

Operating income (loss)	2,511	11,480	(4,207)	18,955

Nonoperating income (expense):
Interest expense	(408)	(622)	(740)	(1,065)
Other income, net	104	83	102	147

Total nonoperating expense	(304)	(539)	(638)	(918)

Income (loss) before income taxes	2,207	10,941	(4,845)	18,037

Income tax benefit (expense)	(1,207)	(4,192)	1,471	(6,913)

Net income (loss)	$1,000	$6,749	$(3,374)	$11,124

Basic and diluted income (loss) per share	$0.08	$0.56	$(0.28)	$0.92

Basic and diluted weighted average shares outstanding	12,102	12,102	12,102	12,102

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2009	2010
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(3,374)	$11,124
Depreciation and amortization	7,249	6,546
Deferred income taxes	2,171	3,912
Defined benefit pension expense (credit)	3,028	(2,421)
OPEB credit	(2,520)	(2,687)
OPEB payments	(675)	(467)
Bad debt expense (credit)	2,530	(16)
Inventory impairment	2,345	147
Other, net	246	154
Change in assets and liabilities:
Accounts receivable	(12,332)	(17,261)
Inventories	16,978	(29,471)
Accounts payable	(740)	5,954
Accrued environmental costs	(4,250)	(18)
Accrued liabilities	(13,192)	4,126
Income taxes	(4,603)	(489)
Other, net	975	1,151

Net cash used in operating activities	(6,164)	(19,716)

Cash flows from investing activities:
Capital expenditures	(3,933)	(3,341)
Other, net	55	36

Net cash used in investing activities	(3,878)	(3,305)

Cash flows from financing activities:
Revolving credit facility, net	22,394	26,307
Principal payments on other notes payable and long-term debt	(12,337)	(3,271)
Deferred financing costs paid	(15)	(15)

Net cash provided by financing activities	10,042	23,021

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures: Cash paid for:
Interest, net of amount capitalized	$617	$899
Income taxes, net	961	3,490

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Six months ended June 30, 2010
(In thousands)

	Common	Additional paid-in	Accumulated other comprehensive income (loss)		Retained	Treasury		Comprehensive
	stock	capital	Pensions	OPEB	earnings	stock	Total	income (loss)
	(unaudited)

Balance – December 31, 2009	$125	$100,111	$(158,401)	$25,871	$180,860	$(796)	$147,770

Net income	-	-	-	-	11,124	-	11,124	$11,124

Amortization of prior service cost (credit)	-	-	373	(4,901)	-	-	(4,528)	(4,528)

Amortization of actuarial losses	-	-	4,534	2,453	-	-	6,987	6,987

Balance – June 30, 2010	$125	$100,111	$(153,494)	$23,423	$191,984	$(796)	$161,353

Comprehensive income								$13,583

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(unaudited)

Note 1 – Organization and basis of presentation:

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the Securities and Exchange Commission (“SEC”) on March 11, 2010 (the “2009 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  Certain reclassifications have been made to conform the prior year’s Condensed Consolidated Financial Statements to the current year’s classifications.  As compared to the 2009 Annual Report, we have omitted certain information and footnote disclosures from this Quarterly Report that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended June 30, 2010 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2009 Consolidated Financial Statements contained in the 2009 Annual Report.

At June 30, 2010, Contran Corporation (“Contran”) owned approximately 62% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(In thousands)		(In thousands)

Net sales:
KSW	$67,090	$130,892	$121,083	$233,382
EWP	11,563	12,991	18,724	20,367
Calumet	2,438	5,735	4,356	9,986
Elimination of intersegment sales	(10,580)	(14,648)	(13,177)	(29,022)

Total net sales	$70,511	$134,970	$130,986	$234,713

Operating income (loss):
KSW	$3,765	$8,533	$(685)	$15,518
EWP	240	873	(86)	510
Calumet	(720)	499	(3,191)	646
Pension credit (expense)	(1,513)	1,209	(3,028)	2,421
OPEB credit	1,260	1,345	2,520	2,687
Other (1)	(521)	(979)	263	(2,827)

Total operating income (loss)	2,511	11,480	(4,207)	18,955

Nonoperating income (expense):
Interest expense	(408)	(622)	(740)	(1,065)
Other income, net	104	83	102	147

Income (loss) before income taxes	$2,207	$10,941	$(4,845)	$18,037

(1) Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

During the second quarter and first six months of 2009, Calumet determined it was probable it would not recover the cost of certain inventory items in future selling prices and recognized impairment charges of $849,000 and $2.3 million, respectively, to reduce these inventory items to their estimated net realizable values.  During 2010, most of Calumet’s product lines were profitable, resulting in only nominal impairment charges in 2010.  These impairment charges are included in Calumet’s cost of goods sold.

On a quarterly basis, we estimate our LIFO reserve balances that would be required at the end of the year based on projections of year-end inventory quantities and costs, and we record a pro-rated, year-to-date change in our LIFO reserve balances from the prior year-end based on these projections.  Changes in LIFO reserves are reflected in cost of goods sold.  The changes in KSW’s and EWP’s LIFO inventory reserve balances for the 2009 and 2010 periods are presented in the table below.

	Increase (decrease) in LIFO reserve
	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(In thousands)		(In thousands)

KSW	$(3,320)	$(328)	$(6,737)	$(22)

EWP	(2,147)	63	(3,217)	157

Total	$(5,467)	$(265)	$(9,954)	$135

During the second quarter and first six months of 2009, KSW recorded bad debt expense of $1.6 million and $2.5 million, respectively, due primarily to a Chapter 11 filing by one of its customers.  Bad debt expense is included in general and administrative expense.

On July 2, 2009, the Illinois Environmental Protection Agency approved the completion of the soil portion of the remediation plan of certain waste management units at KSW which resulted in a $4.2 million decrease (recorded as a credit to general administrative expense) in KSW’s environmental reserves as of June 30, 2009.

Note 3 – Inventories, net:

	December 31,	June 30,
	2009	2010
	(In thousands)

Raw materials	$3,222	$5,696
Billet	4,917	9,874
Wire rod	5,282	15,855
Work in process	4,645	6,958
Finished product	19,747	26,269
Supplies	22,646	25,266

Inventory at FIFO	60,459	89,918
Less LIFO reserve	19,234	19,369

Total	$41,225	$70,549

We believe our LIFO reserve represents the excess of replacement or current cost over the stated LIFO value of our inventories.  See also Note 2.

Note 4 - Notes payable and long-term debt:

	December 31,	June 30,
	2009	2010
	(In thousands)

Wells Fargo revolving credit facility	$12,546	$38,853
Term loans:
Wells Fargo	5,620	2,953
County	6,302	5,701
Other	902	921

Total debt	25,370	48,428
Less current maturities	19,396	43,082

Total long-term debt	$5,974	$5,346

Our Wells Fargo credit facility expires on August 31, 2010.  Based on a term sheet provided to us by Wells Fargo, we believe we will amend the existing credit facility upon its maturity to, among other things, lower the interest rate on outstanding borrowings, decrease the aggregate size of the facility from $100 million to $70 million and extend the term of the facility for an additional five years.

While we have agreed to the terms in the term sheet with Wells Fargo, the final agreement incorporating those terms is subject to definitive documentation, and we can make no assurance that the parties will agree on the terms and conditions set forth in the definitive documentation until such documentation is fully negotiated and signed.

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us.  At June 30, 2010, the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.0 million, including our recorded accrual of $.7 million.  Our cost estimates have not been discounted to present value due to the uncertainty of the timing of the pay out.  At each balance sheet date, we make an estimate of the amount of our accrued environmental costs that will be paid out over the subsequent twelve months, and we classify such amount as a current liability.  We classify the remainder of the accrued environmental costs as noncurrent liabilities. See Note 6.

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

Prior to one of our subsidiaries’ 1996 acquisition of DeSoto, Inc. (“DeSoto”), DeSoto was notified by the Texas Natural Resource Conservation Commission (now called the Texas Commission on Environmental Quality or “TCEQ”) that there were certain deficiencies in prior reports to the TCEQ relative to one of DeSoto’s non-operating facilities located in Gainesville, Texas.  During 1999, that subsidiary entered into the TCEQ's Voluntary Cleanup Program as it relates to that facility.  Remediation activities at this site are expected to continue for another two to three years and total future remediation costs are presently estimated to be between $.5 million and $1.7 million.

In February 2009, we received a Notice of Violation from the U.S. EPA regarding alleged air permit issues at KSW.  The U.S. EPA alleges KSW (i) is exceeding its sulfur dioxide emission limits set forth in its permits, (ii) failed to apply for a permit that would be issued under the U.S. Clean Air Act and the Illinois Environmental Protection Act in connection with the installation of certain equipment in its melt shop, and (iii) failed to monitor pH readings of an air scrubber in the wire galvanizing area of the plant.  We disagree with the U.S. EPA’s assertions and we were in discussions with the U.S. EPA throughout 2009.  On December 31, 2009, we were notified the case had been referred to the Department of Justice (the “DOJ”) for review and follow-up.  During the first quarter of 2010, we submitted letters regarding our perspective on the matter to the DOJ and we are awaiting their response.  During the second quarter of 2010, the U.S. EPA requested additional information regarding the alleged permit issues and we submitted such information in May 2010.  We can make no assurance our efforts will be successful or that we can avoid any enforcement action or resulting fines from these alleged violations.

Other current litigation

From time-to-time, we are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our operations.  In certain cases, we have insurance coverage for these items.  We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals we have already provided.

Please refer to our 2009 Annual Report for a discussion of certain other legal proceedings to which we are a party.

Note 6 - Other accrued liabilities:

	December 31,	June 30,
	2009	2010
	(In thousands)
Current:
Employee benefits	$10,456	$14,976
Self insurance	4,431	4,518
Environmental	430	447
Other	3,012	3,421

Total	$18,329	$23,362

Noncurrent:
Workers compensation payments	$2,315	$1,418
Environmental	300	265
Other	253	260

Total	$2,868	$1,943

Note 7 – Employee benefit plans:

We currently expect to record a defined benefit pension credit of $4.9 million during 2010 and we anticipate no cash contributions to our defined benefit pension plans will be required during 2010.  The components of our net periodic defined benefit pension expense (credit) for the second quarter and first six months of 2009 and 2010 are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(In thousands)
Service cost	$813	$832	$1,627	$1,664
Interest cost	5,410	4,937	10,820	9,873
Expected return on plan assets	(9,720)	(10,951)	(19,440)	(21,902)
Amortization of accumulated other comprehensive income:
Prior service cost	308	303	616	605
Actuarial losses	4,702	3,670	9,405	7,339

Total expense (credit)	$1,513	$(1,209)	$3,028	$(2,421)

We currently expect our 2010 other postretirement benefit (“OPEB”) credit will be $5.5 million.  As allowed under one of our amended benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2010 benefit payments due under that OPEB plan.  As such, we anticipate contributing an aggregate of $1.4 million to our OPEB plans during 2010. The components of our net periodic credit related to OPEB for the second quarter and first six months of 2009 and 2010 are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(In thousands)
Service cost	$24	$27	$48	$55
Interest cost	672	609	1,344	1,220
Amortization of accumulated other comprehensive income:
Prior service credit	(4,044)	(3,966)	(8,088)	(7,932)
Actuarial losses	2,088	1,985	4,176	3,970

Total credit	$(1,260)	$(1,345)	$(2,520)	$(2,687)

Future variances from assumed actuarial rates, including the rate of return on our defined benefit pension plans’ assets, as well as changes in the discount rate used to determine projected benefit obligations, may result in increases or decreases to pension and postretirement benefit assets and liabilities, pension expense or credits, OPEB expense or credits and pension and OPEB funding requirements in future periods.

Note 8 – Income taxes:

	Six months ended
	June 30,
	2009	2010
	(In thousands)

Expected income tax expense (benefit), at statutory rate	$(1,695)	$6,313
U.S. state income tax expense (benefit), net	(17)	574
Other, net	241	26

Income tax expense (benefit)	$(1,471)	$6,913

Tax authorities are examining certain of our U.S. tax returns and may propose tax deficiencies, including penalties and interest.  We cannot guarantee that any adjustments, if proposed, will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe the ultimate disposition of such tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 9 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31, 2009		June 30, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)

Restricted cash equivalents	$249	$249	$251	$251
Accounts receivable, net	41,231	41,231	58,508	58,508
Accounts payable	5,577	5,577	11,531	11,531

Long-term debt (excluding capitalized leases):
Variable-rate debt	18,166	18,166	41,806	41,806
Fixed-rate debt	7,195	6,680	6,615	6,236

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking and are not statements of fact.  Some statements found in this report including, but not limited to, statements found in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties.  Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the Securities and Exchange Commission including, but not limited to, the following:

•	Future supply and demand for our products (including cyclicality thereof),
•	Customer inventory levels,
•	Changes in raw material and other operating costs (such as ferrous scrap and energy),
•	The possibility of labor disruptions,
•	General global economic and political conditions,
•	Competitive products (including low-priced imports) and substitute products,
•	Customer and competitor strategies,
•	The impact of pricing and production decisions,
•	Environmental matters (such as those requiring emission and discharge limits for existing and new facilities),
•	Government regulations and possible changes thereof,
•	Significant increases in the cost of providing medical coverage to employees,
•	The ultimate resolution of pending litigation, U.S. EPA investigations and audits conducted by the Internal Revenue Service,
•	International trade policies of the United States and certain foreign countries,
•	Operating interruptions (including, but not limited to, labor disputes, fires, explosions, unscheduled or unplanned downtime, supply disruptions and transportation interruptions),
•	Our ability to renew or refinance credit facilities,
•	The ability of our customers to obtain adequate credit,
•	Any possible future litigation, and
•	Other risks and uncertainties as discussed in this Quarterly Report and the 2009 Annual Report, including, without limitation, the section referenced above.

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

Recent Developments

Sales volume increased significantly during the first half of 2010 which resulted in a return to more normal production schedules.  However, customer orders have started to decline as the economic recovery has slowed and we anticipate increased foreign competition throughout the remainder of 2010.  We currently anticipate adjusting operating schedules according to demand.

Ferrous scrap costs increased during the first five months of 2010 and we implemented selling price increases to compensate for our higher costs.  Ferrous scrap costs decreased during June 2010 and we currently expect scrap costs to generally decline throughout the remainder of the year, resulting in downward pressure on our product selling prices.  However, we currently believe we will be able to maintain positive overall margins on our products throughout 2010, as any lower selling prices would be offset by our lower scrap costs.

Our Wells Fargo credit facility expires on August 31, 2010.  Based on a term sheet provided to us by Wells Fargo, we believe we will amend the existing credit facility upon its maturity to, among other things, lower the interest rate on outstanding borrowings, decrease the aggregate size of the facility from $100 million to $70 million and extend the term of the facility for an additional five years.  We believe $70 million will be sufficient to finance our operations for the foreseeable future.

While we have agreed to the terms in the term sheet with Wells Fargo, the final agreement incorporating those terms is subject to definitive documentation, and we can make no assurance that the parties will agree on the terms and conditions set forth in the definitive documentation until such documentation is fully negotiated and signed.

Results of Operations

Our profitability is primarily dependent on sales volume, selling prices, ferrous scrap costs and energy costs.  Additionally, because pension and OPEB expense or credits are unrelated to the operating activities of our businesses, we measure and evaluate the performance of our businesses using operating income (loss) before pension and OPEB credit or expense.  As such, we believe the presentation of operating income (loss) before pension and OPEB credit or expense provides more useful information to investors.  Operating income (loss) before pension and OPEB credit or expense is a non-GAAP measure of profitability that is not in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and it should not be considered in isolation or as a substitute for a measure prepared in accordance with GAAP.  A reconciliation of operating income (loss) as reported to operating income (loss) adjusted for pension and OPEB expense or credit is set forth in the following table.

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(In thousands)		(In thousands)

Operating income (loss) as reported	$2,511	$11,480	$(4,207)	$18,955
Defined benefit pension expense (credit)	1,513	(1,209)	3,028	(2,421)
OPEB credit	(1,260)	(1,345)	(2,520)	(2,687)
Operating income (loss) before pension and OPEB	$2,764	$8,926	$(3,699)	$13,847

Operating performance before pension and OPEB for the second quarter and first six months of 2010 was significantly better than the same periods of 2009 primarily due to a substantial increase in shipment volumes and production levels as discussed above.  During 2009, economic conditions resulted in a sharp reduction of customer orders and we operated on an extremely reduced production schedule, which resulted in a much higher percentage of fixed costs included in cost of goods sold as these costs could not be capitalized into inventory.

Our consolidated sales volume and average per-ton selling prices for the second quarter and first six months of 2009 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010

Sales volume (000 tons):
Wire rod	36	108	58	189
Fabricated wire products	20	23	40	45
Industrial wire	9	15	16	27
Wire mesh	13	15	20	23
Bar	3	6	5	11
Coiled rebar	2	2	2	3
Other	1	4	1	6

Total	84	173	142	304

Average per-ton selling prices:
Wire rod	$546	$629	$592	$614
Fabricated wire products	1,364	1,315	1,410	1,301
Industrial wire	892	927	967	907
Wire mesh	910	884	968	874
Bar	752	906	812	886
Coiled rebar	522	641	544	636
All products	838	773	920	765

Other items affecting the comparability of our operating performance before pension and OPEB include:
•
increased cost of raw material included in cost of goods sold during the second quarter of 2010 due to increased ferrous scrap market prices as discussed above; but lower cost of raw material included in cost of goods sold during the first half of 2010 because products sold during the first half of 2009 were produced with ferrous scrap purchased during the last half of 2008 when market prices were at unprecedented high levels;

•	increased utility costs at our largest manufacturing facility during 2010 primarily due to extreme weather conditions;
•
impairment charges to reduce certain inventories to net realizable value of $849,000 and $2.3 million during the second quarter and first six months of 2009, respectively, as compared to nominal impairment charges during the second quarter and first six months of 2010;

•
bad debt expense of $1.6 million and $2.5 million during the second quarter and first six months of 2009, respectively, primarily due to the Chapter 11 proceedings of one of our customers as compared to insignificant amounts during the 2010 periods;

•	higher incentive compensation expense during 2010 due to increased profitability;
•
significant decreases in our LIFO reserve and cost of goods sold during the second quarter and first six months of 2009 as compared to insignificant changes in our LIFO reserve and cost of goods sold during the second quarter and first six months of 2010 as discussed in Note 2 to our Condensed Consolidated Financial Statements; and

•	a $4.2 million credit to general and administrative expense during 2009 related to the release of accrued environmental costs for certain inactive waste management units.

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

Our consolidated net sales, cost of goods sold, operating costs and operating performance before pension and OPEB credit or expense by segment are set forth in the following table:

	KSW	EWP	Calumet	Other (1)	Total
	(In thousands)
Three months ended June 30, 2009:

Net sales	$67,090	$11,563	$2,438	$(10,580)	$70,511
Cost of goods sold	(62,601)	(10,575)	(3,001)	10,905	(65,272)
Gross margin (loss)	4,489	988	(563)	325	5,239

Selling and administrative expense	(724)	(748)	(157)	(846)	(2,475)
Operating income (loss) before pension/OPEB	$3,765	$240	$(720)	$(521)	$2,764

Three months ended June 30, 2010:

Net sales	$130,892	$12,991	$5,735	$(14,648)	$134,970
Cost of goods sold	(118,228)	(11,585)	(5,087)	14,654	(120,246)
Gross margin	12,664	1,406	648	6	14,724

Selling and administrative expense	(4,131)	(533)	(149)	(985)	(5,798)
Operating income before pension/OPEB	$8,533	$873	$499	$(979)	$8,926

Six months ended June 30, 2009:

Net sales	$121,083	$18,724	$4,356	$(13,177)	$130,986
Cost of goods sold	(117,525)	(17,409)	(7,330)	14,718	(127,546)
Gross margin (loss)	3,558	1,315	(2,974)	1,541	3,440

Selling and administrative expense	(4,243)	(1,401)	(217)	(1,278)	(7,139)
Operating income (loss) before pension/OPEB	$(685)	$(86)	$(3,191)	$263	$(3,699)

Six months ended June 30, 2010:

Net sales	$233,382	$20,367	$9,986	$(29,022)	$234,713
Cost of goods sold	(209,995)	(18,757)	(8,985)	28,253	(209,484)
Gross margin	23,387	1,610	1,001	(769)	25,229

Selling and administrative expense	(7,869)	(1,100)	(355)	(2,058)	(11,382)
Operating income before pension/OPEB	$15,518	$510	$646	$(2,827)	$13,847

 (1) Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	Three months ended June 30,
	2009	% of sales	2010	% of sales
	($ in thousands)

Net sales	$67,090	100.0%	$130,892	100.0%
Cost of goods sold	(62,601)	(93.3)	(118,228)	(90.3)
Gross margin	4,489	6.7	12,664	9.7

Selling and administrative expense	(724)	(1.1)	(4,131)	(3.2)
Operating income before pension/OPEB	$3,765	5.6%	$8,533	6.5%

	Six months ended June 30,
	2009	% of sales	2010	% of sales
	($ in thousands)

Net sales	$121,083	100.0%	$233,382	100.0%
Cost of goods sold	(117,525)	(97.1)	(209,995)	(90.0)
Gross margin	3,558	2.9	23,387	10.0

Selling and administrative expense	(4,243)	(3.5)	(7,869)	(3.4)
Operating income (loss) before pension/OPEB	$(685)	(0.6)%	$15,518	6.6%

The primary drivers of KSW’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010

Sales volume (000 tons):
Wire rod	53	124	78	222
Fabricated wire products	20	23	40	45
Industrial wire	9	15	16	27
Billet	2	12	4	24
Coiled rebar	2	2	2	3
Total	86	176	140	321

Average per-ton selling prices:
Wire rod	$563	$630	$596	$614
Fabricated wire products	1,364	1,315	1,410	1,301
Industrial wire	892	927	967	907
Billet	345	457	423	443
Coiled rebar	522	641	544	636
All products	780	734	867	723

Average per-ton ferrous scrap cost of goods sold	$274	$311	$299	$283

Decrease in LIFO reserve and cost of goods sold	$(3,320)	$(328)	$(6,737)	$(22)

Average electricity cost per kilowatt hour	$0.03	$0.04	$0.03	$0.04

Kilowatt hours consumed (000 hrs)	89,621	138,913	131,748	267,355

Average natural gas cost per therm	$0.37	$0.46	$0.59	$0.53

Natural gas therms consumed (000 therms)	3,267	4,638	6,665	10,561

KSW’s operating performance during the second quarter and first six months of 2009 was also impacted by:
•	substantially reduced production volumes which resulted in a much higher percentage of fixed costs included in cost of goods sold;
•	increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures;
•	an increase in KSW’s allowance for bad debt of $1.6 million and $2.5 million, respectively, primarily due to the Chapter 11 proceedings of one of KSW’s customers;
•	decreased employee incentive compensation accruals during 2009 due to decreased profitability; and
•	a $4.2 million credit related to the release of accrued environmental costs as discussed above.

Engineered Wire Products, Inc.

	Three months ended June 30,
	2009	% of sales	2010	% of sales
	($ in thousands)

Net sales	$11,563	100.0%	$12,991	100.0%
Cost of goods sold	(10,575)	(91.5)	(11,585)	(89.2)
Gross margin	988	8.5	1,406	10.8

Selling and administrative expense	(748)	(6.5)	(533)	(4.1)
Operating income before pension/OPEB	$240	2.0%	$873	6.7%

	Six months ended June 30,
	2009	% of sales	2010	% of Sales
	($ in thousands)

Net sales	$18,724	100.0%	$20,367	100.0%
Cost of goods sold	(17,409)	(93.0)	(18,757)	(92.1)
Gross margin	1,315	7.0	1,610	7.9

Selling and administrative expense	(1,401)	(7.5)	(1,100)	(5.4)
Operating income (loss) before pension/OPEB	$(86)	(0.5)%	$510	2.5%

The primary drivers of EWP’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010

Sales volume (000 tons) – Wire mesh	13	15	20	23

Average per-ton selling prices – Wire mesh	$910	$884	$968	$874

Average per-ton wire rod cost of goods sold	$817	$638	$813	$617

Increase (decrease) in LIFO reserve and cost of goods sold	$(2,147)	$63	$(3,217)	$157

EWP’s operating performance during the second quarter and first six months of 2010 as compared to the same periods of 2009 was also impacted by the following factors:
•	significantly higher percentage of fixed costs included in cost of goods sold during 2009 due to reduced production volumes; and
•	lower payroll and benefit expenses during 2010 as a result of a reduction in personnel.

Keystone – Calumet, Inc.

	Three months ended June 30,
	2009	% of sales	2010	% of sales
	($ in thousands)

Net sales	$2,438	100.0%	$5,735	100.0%
Cost of goods sold	(3,001)	(123.1)	(5,087)	(88.7)
Gross margin (loss)	(563)	(23.1)	648	11.3

Selling and administrative expense	(157)	(6.4)	(149)	(2.6)
Operating income (loss) before pension/OPEB	$(720)	(29.5)%	$499	8.7%

	Six months ended June 30,
	2009	% of sales	2010	% of sales
	($ in thousands)

Net sales	$4,356	100.0%	$9,986	100.0%
Cost of goods sold	(7,330)	(168.3)	(8,985)	(90.0)
Gross margin (loss)	(2,974)	(68.3)	1,001	10.0

Selling and administrative expense	(217)	(5.0)	(355)	(3.6)
Operating income (loss) before pension/OPEB	$(3,191)	(73.3)%	$646	6.4%

The primary drivers of sales, cost of goods sold and the resulting gross margin (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010

Sales volume (000 tons) - Bar	3	6	5	11

Average per-ton selling prices - Bar	$752	$906	$812	$886

Average per-ton billet cost of goods sold	$469	$475	$489	$459

Throughout 2009 and continuing into 2010, Calumet has been conducting trials for many different customer-specific products and has expanded its sales force.  Both of these developments are contributing to new customers and increased sales volume.  Increased sales volume allows Calumet to achieve certain economies of scale which are key to this segment’s profitability.

Calumet’s operating performance during the second quarter and first six months of 2010 as compared to the same periods of 2009 was also impacted by the following factors:
•
impairment charges of $849,000 and $2.3 million during the second quarter and first six months of 2009, respectively, as Calumet determined it was probable they would not be able to recover the cost of certain inventory items in future selling prices, as compared to nominal impairment charges during the second quarter and first six months of 2010; and

•
substantially reduced production volumes during 2009 which resulted in a much higher percentage of fixed costs included in cost of goods sold and increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures.

Pension Credit or Expense

Primarily due to a $58 million increase in our pension plans’ assets during 2009, we currently expect to record a defined benefit pension credit of $4.9 million during 2010 as compared to the $5.9 million defined benefit pension expense we recorded during 2009.  Accordingly, we recorded a defined benefit pension credit of $1.2 million and $2.4 million during the second quarter and first six months of 2010, respectively, as compared to the $1.5 million and $3.0 million expense recorded during the second quarter and first six months of 2009, respectively.

Interest Expense

Interest expense during the second quarter and first six months of 2009 and 2010 and the primary drivers of interest expense are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	($ in thousands)

Interest expense	$408	$622	$740	$1,065

Average debt balance	32,982	47,227	31,641	38,326

Weighted average interest rates	4.2%	4.3%	3.9%	4.5%

The increase in the average debt balance for the 2010 periods as compared to the 2009 periods was due to the increased demand in 2010 that permitted the return to more normal production levels during 2010 as opposed to the substantially reduced production schedules of 2009, all of which resulted in higher levels of working capital to finance operations during 2010 as compared to 2009.  The increase in the weighted average interest rates for the 2010 periods as compared to the same periods of 2009 was primarily due to an amendment of our primary credit agreement in October 2009.  Prior to the amendment, interest rates on our variable-rate debt ranged from prime to prime plus 0.5% or LIBOR plus 2.0% to LIBOR plus 2.75%.  As amended, our revolving credit facility bears interest at prime plus 1% or LIBOR plus 2.75% and interest rates on our credit facility’s term loan bears interest at prime plus 1.25% or LIBOR plus 3%.  Additionally, during the 2009 periods the weighted average interest rates were negatively impacted by lower credit facility balances, resulting in our County Note (which bears interest at 7.5%) representing a larger portion of interest.

We expect to lower the interest rate on outstanding borrowings as part of the amendment to our Wells Fargo credit facility in August 2010, as discussed above and in Note 4 to our Condensed Consolidated Financial Statements.

Income Taxes

A tabular reconciliation of the difference between the U.S. Federal statutory income tax rate and our effective income tax rates is included in Note 8 to our Condensed Consolidated Financial Statements.  Our effective income tax rate for the first six months of 2010 is higher than the effective income tax rate for the first six months of 2009 because our 2009 tax losses were not available in all of our state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

Operating Activities

During the first half of 2010, net cash used in operations totaled $19.7 million as compared to net cash used in operations of $6.2 million during the first half of 2009.  The $13.5 million increase in cash used for operating activities was primarily due to the net effects of:
•
increased working capital usage of $44.7 million in 2010 primarily due to substantially higher production levels during the first half of 2010 to meet increased demand as compared to extremely low production levels during the first half of 2009 as a result of a rapid decline in product demand (we pay for the majority of our production costs in advance or as incurred while we generally receive customer payments in periods subsequent to shipment) partially offset by higher operating income before pension and OPEB during the first half of 2010 of $17.5 million;

•
higher net cash provided by relative changes in our accrued liabilities of $17.3 million in 2010 as a result of the payment of 2008 employee incentive compensation during the first quarter of 2009 which was significantly higher than 2009 employee incentive compensation paid during the first quarter of 2010; and

•	higher income tax payments during the first half of 2010 of $2.5 million due to increased profitability.

Financing Activities

We increased borrowings on our revolving credit facility during the first half of 2010 by $26.3 million as compared to increasing borrowings by $22.4 million during the first half of 2009.  The increased borrowings during 2010 were primarily due to the increase in our production levels as discussed above, partially offset by the final payment on our 8% Notes of $9.1 million during the first half of 2009, which was funded by borrowings on our revolving credit facility.

Future Cash Requirements

Capital Expenditures

Capital expenditures for 2010 are expected to be approximately $13 million and are primarily related to upgrades of production equipment which are not critical to our operations.  We expect to fund capital expenditures using cash flows from operations and borrowing availability under credit facilities.

Commitments and Contingencies

Our primary credit facility ($41.8 million balance at June 30, 2010) expires in August 2010.  As discussed in Note 4 to our Condensed Consolidated Financial Statements, we expect to amend the facility upon its maturity to, among other things, lower the interest rate on outstanding borrowings, decrease the size of facility from $100 million to $70 million and extend the term of the facility for an additional five years.  While we have agreed to the terms in the term sheet with Wells Fargo, the final agreement incorporating those terms is subject to definitive documentation, and we can make no assurance that the parties will agree on the terms and conditions set forth in the definitive documentation until such documentation is fully negotiated and signed.

Payments due on our other debt amount to $.8 million for the remainder of 2010.

See Note 5 to the Condensed Consolidated Financial Statements for a description of certain legal proceedings.

Pension and Other Postretirement Obligations

We currently do not expect to be required to make contributions to our defined benefit pension plans during 2010.  As allowed under one of our amended benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2010 benefit payments due under that OPEB plan.  As such, we anticipate contributing an aggregate of $1.4 million to our OPEB plans during 2010. Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and OPEB funding requirements in future periods.

Off-balance Sheet Financing Arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2009 Annual Report.

Working Capital and Borrowing Availability

	December 31,	June 30,
	2009	2010
	(In thousands)

Working capital	$49,063	$60,329
Outstanding balance of revolving credit facility	12,546	38,853

Additional borrowing availability	38,637	30,850

The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.5 million at June 30, 2010).

Our current credit facility expires in August 2010.  See the “Recent Developments” section of “Results of Operations” above for further discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements affecting our consolidated financial statements for the six-month period ended June 30, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the 2009 Annual Report for a discussion of the market risks associated with changes in interest rates and ferrous scrap costs that affect us.  There have been no material changes in such market risks during the first six months of 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2010.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

Reference is made to disclosure provided under the caption "Other current litigation" in Note 5 to our Condensed Consolidated Financial Statements.

ITEM 1A. Risk Factors.

Reference is made to our 2009 Annual Report for a discussion of risk factors related to our businesses.  There have been no material changes in such risk factors during the first six months of 2010.

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

                Keystone Consolidated Industries, Inc.
                    (Registrant)

Date: August 6, 2010	By/s/ Bert E. Downing, Jr. Bert E. Downing, Jr. Vice President, Chief Financial Officer, Corporate Controller and Treasurer