Form 10-Q
period 2010-09-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2010-11-03
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010	Commission file number 1-3919

Keystone Consolidated Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	37-0364250
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(972) 458-0028

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

Number of shares of common stock outstanding on November 3, 2010: 12,101,932

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

INDEX

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
ASSETS	2009	2010
		(unaudited)

Current assets:
Accounts receivable, net	$41,231	$52,584
Inventories	41,225	67,657
Deferred income taxes	4,434	4,434
Income taxes receivable	4,206	765
Prepaid expenses and other	2,626	2,884

Total current assets	93,722	128,324

Property, plant and equipment:
Land	1,468	1,468
Buildings and improvements	61,207	62,224
Machinery and equipment	328,497	330,665
Construction in progress	2,583	4,852
	393,755	399,209
Less accumulated depreciation	308,586	316,682

Net property, plant and equipment	85,169	82,527

Other assets:
Pension asset	84,806	100,354
Other, net	1,387	1,551

Total other assets	86,193	101,905

Total assets	$265,084	$312,756

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	September 30,
	2009	2010
		(unaudited)

Current liabilities:
Notes payable and current maturities of long-term debt	$19,396	$36,270
Accounts payable	5,577	8,426
Accrued OPEB cost	1,357	1,357
Other accrued liabilities	18,329	22,573

Total current liabilities	44,659	68,626

Noncurrent liabilities:
Long-term debt	5,974	5,356
Accrued OPEB cost	44,244	45,180
Deferred income taxes	19,569	26,910
Other accrued liabilities	2,868	1,782

Total noncurrent liabilities	72,655	79,228

Stockholders' equity:
Common stock	125	125
Additional paid-in capital	100,111	100,111
Accumulated other comprehensive loss	(132,530)	(128,841)
Retained earnings	180,860	194,303
Treasury stock	(796)	(796)

Total stockholders' equity	147,770	164,902

Total liabilities and stockholders’ equity	$265,084	$312,756

Commitments and contingencies (Note 5)

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(unaudited)

Net sales	$100,363	$113,608	$231,349	$348,321
Cost of goods sold	(85,452)	(108,100)	(212,998)	(317,584)

Gross margin	14,911	5,508	18,351	30,737

Other operating income (expense):
Selling expense	(1,498)	(1,448)	(4,776)	(4,949)
General and administrative expense	(3,678)	(2,434)	(7,539)	(10,315)
Defined benefit pension credit (expense)	(1,515)	1,211	(4,543)	3,632
Other postretirement benefit credit	1,042	1,342	3,562	4,029

Total other operating expense	(5,649)	(1,329)	(13,296)	(7,603)

Operating income	9,262	4,179	5,055	23,134

Nonoperating income (expense):
Interest expense	(474)	(502)	(1,214)	(1,567)
Other income, net	42	125	144	272

Total nonoperating expense	(432)	(377)	(1,070)	(1,295)

Income before income taxes	8,830	3,802	3,985	21,839

Income tax expense	(2,962)	(1,483)	(1,491)	(8,396)

Net income	$5,868	$2,319	$2,494	$13,443

Basic and diluted income per share	$0.48	$0.19	$0.21	$1.11

Basic and diluted weighted average shares outstanding	12,102	12,102	12,102	12,102

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2009	2010
	(unaudited)

Cash flows from operating activities:
Net income	$2,494	$13,443
Depreciation and amortization	10,399	9,119
Deferred income taxes	3,794	5,058
Defined benefit pension expense (credit)	4,543	(3,632)
OPEB credit	(3,562)	(4,029)
OPEB payments	(1,005)	(978)
Bad debt expense	3,258	52
Inventory impairment	2,702	172
Other, net	346	(142)
Change in assets and liabilities:
Accounts receivable	(27,327)	(11,356)
Inventories	10,088	(26,343)
Accounts payable	3,540	2,849
Accrued environmental costs	(4,285)	(113)
Accrued liabilities	(11,639)	3,271
Income taxes	(3,168)	3,441
Other, net	(108)	(258)

Net cash used in operating activities	(9,930)	(9,446)

Cash flows from investing activities:
Capital expenditures	(6,799)	(6,512)
Restricted investments, net	2,027	(2)
Other, net	72	108

Net cash used in investing activities	(4,700)	(6,406)

Cash flows from financing activities:
Revolving credit facility, net	28,323	22,448
Principal payments on other notes payable and long-term debt	(13,670)	(6,225)
Deferred financing costs paid	(23)	(371)

Net cash provided by financing activities	14,630	15,852

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures: Cash paid for:
Interest, net of amount capitalized	$903	$1,224
Income taxes paid (refunded), net	865	(103)

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Nine months ended September 30, 2010
(In thousands)

	Common	Additional paid-in	Accumulated other comprehensive income (loss)		Retained	Treasury		Comprehensive
	stock	capital	Pensions	OPEB	earnings	stock	Total	income (loss)
	(unaudited)

Balance – December 31, 2009	$125	$100,111	$(158,401)	$25,871	$180,860	$(796)	$147,770

Net income	-	-	-	-	13,443	-	13,443	$13,443

Amortization of prior service cost (credit)	-	-	560	(7,351)	-	-	(6,791)	(6,791)

Amortization of actuarial losses	-	-	6,801	3,679	-	-	10,480	10,480

Balance – September 30, 2010	$125	$100,111	$(151,040)	$22,199	$194,303	$(796)	$164,902

Comprehensive income								$17,132

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(unaudited)

Note 1 – Organization and basis of presentation:

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the Securities and Exchange Commission (“SEC”) on March 11, 2010 (the “2009 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  Certain reclassifications have been made to conform the prior year’s Condensed Consolidated Financial Statements to the current year’s classifications.  As compared to the 2009 Annual Report, we have omitted certain information and footnote disclosures from this Quarterly Report that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended September 30, 2010 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2009 Consolidated Financial Statements contained in the 2009 Annual Report.

At September 30, 2010, Contran Corporation (“Contran”) owned approximately 62% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

We are vertically integrated, converting substantially all of our products from billets produced in KSW’s steel mini-mill.  Calumet’s primary raw material is billet and EWP’s primary raw material is wire rod.  Both Calumet and EWP source the majority of their primary raw material requirements from KSW.

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(In thousands)

Net sales:
KSW	$92,746	$104,664	$213,829	$338,046
EWP	12,782	12,085	31,506	32,452
Calumet	2,841	6,329	7,197	16,315
Elimination of intersegment sales	(8,006)	(9,470)	(21,183)	(38,492)

Total net sales	$100,363	$113,608	$231,349	$348,321

Operating income (loss):
KSW	$8,629	$2,654	$7,944	$18,172
EWP	887	(412)	801	98
Calumet	(187)	(196)	(3,378)	450
Pension credit (expense)	(1,515)	1,211	(4,543)	3,632
OPEB credit	1,042	1,342	3,562	4,029
Other(1)	406	(420)	669	(3,247)

Total operating income	9,262	4,179	5,055	23,134

Nonoperating income (expense):
Interest expense	(474)	(502)	(1,214)	(1,567)
Other income, net	42	125	144	272

Income before income taxes	$8,830	$3,802	$3,985	$21,839

(1) Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

During the third quarter and first nine months of 2009, Calumet determined it was probable it would not recover the cost of certain inventory items in future selling prices and recognized impairment charges of $357,000 and $2.7 million, respectively, to reduce these inventory items to their estimated net realizable values.  During 2010, most of Calumet’s product lines were profitable, resulting in only nominal impairment charges in 2010.  These impairment charges are included in Calumet’s cost of goods sold.

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

	Increase (decrease) in LIFO reserve
	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(In thousands)

KSW	$(2,318)	$1,910	$(9,055)	$1,888

EWP	(1,217)	313	(4,434)	470

Total	$(3,535)	$2,223	$(13,489)	$2,358

During the third quarter of 2010, we increased KSW’s and EWP’s LIFO inventory reserve balances primarily due to an increase in our estimated raw material costs expected to be in inventory as of the end of the year.  During the third quarter and first nine months of 2009, we significantly decreased KSW’s and EWP’s LIFO inventory reserve balances primarily because estimated raw material costs and inventory levels for December 2009 were substantially lower than actual December 2008 raw material costs and inventory levels.

During the third quarter and first nine months of 2009, KSW recorded bad debt expense of $728,000 and $3.2 million, respectively, primarily due to a Chapter 11 filing by one of its customers.  Bad debt expense is included in general and administrative expense.

On July 2, 2009, the Illinois Environmental Protection Agency approved the completion of the soil portion of the remediation plan of certain waste management units at KSW which resulted in a $4.2 million decrease (recorded as a credit to general administrative expense) in KSW’s environmental reserves during the second quarter of 2009.

Note 3 – Inventories, net:

	December 31,	September 30,
	2009	2010
	(In thousands)

Raw materials	$3,222	$4,449
Billet	4,917	8,400
Wire rod	5,282	19,427
Work in process	4,645	6,566
Finished product	19,747	25,096
Supplies	22,646	25,311

Inventory at FIFO	60,459	89,249
Less LIFO reserve	19,234	21,592

Total	$41,225	$67,657

We believe our LIFO reserve represents the excess of replacement or current cost over the stated LIFO value of our inventories.  See also Note 2.

Note 4 - Notes payable and long-term debt:

	December 31,	September 30,
	2009	2010
	(In thousands)

Wells Fargo revolving credit facility	$12,546	$34,994
Term loans:
Wells Fargo	5,620	-
County	6,302	5,701
Other	902	931

Total debt	25,370	41,626
Less current maturities	19,396	36,270

Total long-term debt	$5,974	$5,356

On August 17, 2010 we amended our credit facility with Wells Fargo (the “Amendment”).  Among other things, the Amendment:
•	lowered the maximum credit under the facility from $100 million to $70 million (which we believe will be sufficient to finance our existing operations),
•
lowered the facility’s interest rate to prime plus a margin ranging from 0.25% to 0.5% (for prime-based borrowings) or LIBOR plus a margin ranging from 2.00% to 2.25% (for Eurodollar-based borrowings),

•	removed performance covenants unless excess availability is less than $10 million, at which point, we are required only to maintain a fixed charge coverage ratio of 1.0,
•	allows for unrestricted distribution of dividends and repurchases of company stock if excess availability is greater than $10 million,
•	extended the term of the facility to August 17, 2015, and
•	substantially reduced monthly service, line of credit and unused line fees.

In connection with the Amendment, we retired the remaining balance of our term loan with Wells Fargo, which was funded with borrowings under our revolving credit facility.

We paid Wells Fargo $371,000 of diligence, commitment and closing fees in connection with the Amendment.

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us.  At September 30, 2010, the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.0 million, including our recorded accrual of $642,000.  Our cost estimates have not been discounted to present value due to the uncertainty of the timing of the pay out.  At each balance sheet date, we make an estimate of the amount of our accrued environmental costs that will be paid out over the subsequent twelve months, and we classify such amount as a current liability.  We classify the remainder of the accrued environmental costs as noncurrent liabilities. See Note 6.

It is possible our actual costs could differ materially from the amounts we have accrued or the upper end of the estimated range for the sites where we have been named a defendant.  Our ultimate liability may be affected by a number of factors, including the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes in remedial alternatives and costs or a determination that we are potentially responsible for the release of hazardous substances at other sites.  Although we believe our comprehensive general liability insurance policies provide indemnification for certain costs that we incur with respect to our environmental remediation obligations, we do not currently have receivables recorded for any such recoveries.

Prior to one of our subsidiaries’ 1996 acquisition of DeSoto, Inc. (“DeSoto”), DeSoto was notified by the Texas Natural Resource Conservation Commission (now called the Texas Commission on Environmental Quality or “TCEQ”) that there were certain deficiencies in prior reports to the TCEQ relative to one of DeSoto’s non-operating facilities located in Gainesville, Texas.  During 1999, that subsidiary entered into the TCEQ's Voluntary Cleanup Program as it relates to that facility.  Remediation activities at this site are expected to continue for another two to three years and total future remediation costs are presently estimated to be between $400,000 and $1.7 million.

In February 2009, we received a Notice of Violation from the U.S. EPA regarding alleged air permit issues at KSW.  The U.S. EPA alleges KSW (i) is exceeding its sulfur dioxide emission limits set forth in its permits, (ii) failed to apply for a permit that would be issued under the U.S. Clean Air Act and the Illinois Environmental Protection Act in connection with the installation of certain equipment in its melt shop, and (iii) failed to monitor pH readings of an air scrubber in the wire galvanizing area of the plant.  We disagree with the U.S. EPA’s assertions and we were in discussions with the U.S. EPA throughout 2009.  On December 31, 2009, we were notified the case had been referred to the Department of Justice (the “DOJ”) for review and follow-up.  During the first quarter of 2010, we submitted letters regarding our perspective on the matter to the DOJ and we are awaiting their response.  During the second quarter of 2010, the U.S. EPA requested additional information regarding the alleged permit issues and we submitted such information in May 2010.  There has been no subsequent communication with the U.S. EPA to date.  As we have not received any further communications regarding this matter, we cannot estimate any potential costs to us to resolve this matter and we can make no assurance our efforts will be successful or that we can avoid any enforcement action or resulting fines from these alleged violations.

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

Please refer to our 2009 Annual Report for a discussion of certain other legal proceedings to which we are a party.

Note 6 - Other accrued liabilities:

	December 31,	September 30,
	2009	2010
	(In thousands)
Current:
Employee benefits	$10,456	$14,208
Self insurance	4,431	4,882
Environmental	430	417
Other	3,012	3,066

Total	$18,329	$22,573

Noncurrent:
Workers compensation payments	$2,315	$1,297
Environmental	300	225
Other	253	260

Total	$2,868	$1,782

Note 7 – Employee benefit plans:

We currently expect to record a defined benefit pension credit of $4.9 million during 2010 and we anticipate no cash contributions to our defined benefit pension plans will be required during 2010.  The components of our net periodic defined benefit pension expense (credit) for the third quarter and first nine months of 2009 and 2010 are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(In thousands)

Service cost	$814	$832	$2,441	$2,496
Interest cost	5,411	4,936	16,231	14,809
Expected return on plan assets	(9,721)	(10,951)	(29,161)	(32,853)
Amortization of accumulated other comprehensive income:
Prior service cost	308	302	924	907
Actuarial losses	4,703	3,670	14,108	11,009

Total expense (credit)	$1,515	$(1,211)	$4,543	$(3,632)

We currently expect our 2010 other postretirement benefit (“OPEB”) credit will be $5.5 million.  As allowed under one of our amended benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2010 benefit payments due under that OPEB plan.  As such, we anticipate contributing an aggregate of $1.4 million to our OPEB plans during 2010. The components of our net periodic credit related to OPEB for the third quarter and first nine months of 2009 and 2010 are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(In thousands)

Service cost	$19	$27	$67	$82
Interest cost	690	611	2,034	1,831
Amortization of accumulated other comprehensive income:
Prior service credit	(4,040)	(3,966)	(12,128)	(11,898)
Actuarial losses	2,289	1,986	6,465	5,956

Total credit	$(1,042)	$(1,342)	$(3,562)	$(4,029)

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

Note 8 – Income taxes:

	Nine months ended
	September 30,
	2009	2010
	(In thousands)

Expected income tax expense, at statutory rate	$1,395	$7,645
U.S. state income tax expense, net	74	715
Other, net	22	36

Income tax expense	$1,491	$8,396

Tax authorities are examining certain of our U.S. tax returns and may propose tax deficiencies, including penalties and interest.  We cannot guarantee any adjustments, if proposed, will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe the ultimate disposition of such tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 9 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31, 2009		September 30, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)

Restricted cash equivalents (included in other noncurrent assets)	$249	$249	$251	$251
Accounts receivable, net	41,231	41,231	52,584	52,584
Accounts payable	5,577	5,577	8,426	8,426

Debt (excluding capitalized leases):
Variable-rate debt	18,166	18,166	34,994	34,994
Fixed-rate debt	7,195	6,680	6,626	6,329

Due to their nature, the carrying amounts of our restricted cash equivalents and variable rate indebtedness are considered equivalent to fair value.  Additionally, due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  The fair value of our fixed-rate indebtedness was based on the net present value of our remaining contracted debt payments at an interest rate commensurate with our variable-rate debt which represents Level 3 inputs as defined in ASC Topic 820-10-35.

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

Recent Developments

Our profitability declined in the third quarter of 2010 as compared to the third quarter of 2009 as the favorable impact of higher overall average selling prices was more than offset by an increase in our ferrous scrap costs. Further, due to competitive pressures and a seasonal decline in demand for most of our products at the end of the third quarter, we have not been able to implement selling price increases sufficient to restore profitability over increased raw material costs.  We anticipate operating on reduced production schedules during the fourth quarter due to our annual maintenance outages and decreased demand.  Considering these factors, we do not expect profitability to improve during the fourth quarter.

On August 17, 2010 we amended our credit facility with Wells Fargo (the “Amendment”).  See Note 4 to our Condensed Consolidated Financial Statements.  Among other things, the Amendment:
•	lowered the maximum credit under the facility from $100 million to $70 million (which we believe will be sufficient to finance our existing operations),
•	lowered the facility’s interest rate,
•	removed performance covenants unless excess availability is less than $10 million, at which point, we are required only to maintain a fixed charge coverage ratio of 1.0,
•	allows for unrestricted distribution of dividends and repurchases of company stock if excess availability is greater than $10 million,
•	extended the term of the facility to August 17, 2015, and
•	substantially reduced monthly service, line of credit and unused line fees.

In connection with the Amendment, we retired the remaining balance of our term loan with Wells Fargo, which was funded with borrowings under our revolving credit facility.

We paid Wells Fargo $371,000 of diligence, commitment and closing fees in connection with the Amendment.

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(In thousands)

Operating income as reported	$9,262	$4,179	$5,055	$23,134
Defined benefit pension expense (credit)	1,515	(1,211)	4,543	(3,632)
OPEB credit	(1,042)	(1,342)	(3,562)	(4,029)
Operating income before pension and OPEB	$9,735	$1,626	$6,036	$15,473

Operating income before pension and OPEB for the third quarter of 2010 decreased significantly as compared to the third quarter of 2009 primarily due to a decrease in the margin between selling prices and consumed scrap costs as discussed above.

Operating performance before pension and OPEB for the first nine months of 2010 was significantly better than the same period of 2009 primarily due to substantially higher shipment volumes and production levels during the first half of 2010.  During the first half of 2009, economic conditions resulted in a sharp reduction of customer orders and we operated on an extremely reduced production schedule, which resulted in a much higher percentage of fixed costs being included in cost of goods sold as these costs could not be capitalized into inventory.

Our consolidated sales volume and average per-ton selling prices for the third quarter and first nine months of 2009 and 2010 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010

Sales volume (000 tons):
Wire rod	100	105	158	293
Fabricated wire products	14	11	54	57
Industrial wire	9	13	25	40
Wire mesh	15	14	34	37
Bar	4	6	9	17
Coiled rebar	2	3	4	6
Other	2	4	4	10

Total	146	156	288	460

Average per-ton selling prices:
Wire rod	$564	$624	$574	$617
Fabricated wire products	1,344	1,281	1,393	1,297
Industrial wire	827	931	914	915
Wire mesh	874	891	928	880
Bar	772	903	796	892
Coiled rebar	541	606	543	621
All products	686	723	801	751

Other items affecting the comparability of our operating performance before pension and OPEB include:
•	increased utility costs at our largest manufacturing facility during 2010;
•
impairment charges to reduce certain inventories to net realizable value of $357,000 and $2.7 million during the third quarter and first nine months of 2009, respectively, as compared to nominal impairment charges during the third quarter and first nine months of 2010;

•
bad debt expense of $728,000 and $3.2 million during the third quarter and first nine months of 2009, respectively, primarily due to the Chapter 11 proceedings of one of our customers as compared to nominal amounts during both of the 2010 periods;

•
lower incentive compensation expense during the third quarter of 2010 due to decreased profitability but higher incentive compensation expense during the first nine months of 2010 due to increased profitability during the first half of 2010;

•
significant decreases in our LIFO reserve and cost of goods sold during the third quarter and first nine months of 2009 as compared to increases in our LIFO reserve and cost of goods sold during the third quarter and first nine months of 2010 as discussed in Note 2 to our Condensed Consolidated Financial Statements; and

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

We are vertically integrated, converting substantially all of our products from billets produced in KSW’s steel mini-mill.  Calumet’s primary raw material is billet and EWP’s primary raw material is wire rod.  Both Calumet and EWP source the majority of their primary raw material requirements from KSW.

Our consolidated net sales, cost of goods sold, operating costs and operating performance before pension and OPEB credit or expense by segment are set forth in the following table:

	KSW	EWP	Calumet	Other(1)	Total
	(In thousands)
Three months ended September 30, 2009:

Net sales	$92,746	$12,782	$2,841	$(8,006)	$100,363
Cost of goods sold	(80,143)	(11,287)	(2,861)	8,839	(85,452)
Gross margin (loss)	12,603	1,495	(20)	833	14,911

Selling and administrative expense	(3,974)	(608)	(167)	(427)	(5,176)
Operating income (loss) before pension/OPEB	$8,629	$887	$(187)	$406	$9,735

Three months ended September 30, 2010:

Net sales	$104,664	$12,085	$6,329	$(9,470)	$113,608
Cost of goods sold	(99,431)	(11,956)	(6,360)	9,647	(108,100)
Gross margin (loss)	5,233	129	(31)	177	5,508

Selling and administrative expense	(2,579)	(541)	(165)	(597)	(3,882)
Operating income (loss) before pension/OPEB	$2,654	$(412)	$(196)	$(420)	$1,626

Nine months ended September 30, 2009:

Net sales	$213,829	$31,506	$7,197	$(21,183)	$231,349
Cost of goods sold	(197,668)	(28,696)	(10,191)	23,557	(212,998)
Gross margin (loss)	16,161	2,810	(2,994)	2,374	18,351

Selling and administrative expense	(8,217)	(2,009)	(384)	(1,705)	(12,315)
Operating income (loss) before pension/OPEB	$7,944	$801	$(3,378)	$669	$6,036

Nine months ended September 30, 2010:

Net sales	$338,046	$32,452	$16,315	$(38,492)	$348,321
Cost of goods sold	(309,426)	(30,713)	(15,345)	37,900	(317,584)
Gross margin	28,620	1,739	970	(592)	30,737

Selling and administrative expense	(10,448)	(1,641)	(520)	(2,655)	(15,264)
Operating income before pension/OPEB	$18,172	$98	$450	$(3,247)	$15,473

 (1) Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	Three months ended September 30,
	2009	% of sales	2010	% of sales
	($ in thousands)

Net sales	$92,746	100.0%	$104,664	100.0%
Cost of goods sold	(80,143)	(86.4)	(99,431)	(95.0)
Gross margin	12,603	13.6	5,233	5.0

Selling and administrative expense	(3,974)	(4.3)	(2,579)	(2.5)
Operating income before pension/OPEB	$8,629	9.3%	$2,654	2.5%

	Nine months ended September 30,
	2009	% of sales	2010	% of sales
	($ in thousands)

Net sales	$213,829	100.0%	$338,046	100.0%
Cost of goods sold	(197,668)	(92.4)	(309,426)	(91.5)
Gross margin	16,161	7.6	28,620	8.5

Selling and administrative expense	(8,217)	(3.9)	(10,448)	(3.1)
Operating income before pension/OPEB	$7,944	3.7%	$18,172	5.4%

The primary drivers of KSW’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010

Sales volume (000 tons):
Wire rod	113	113	190	335
Fabricated wire products	14	11	54	57
Industrial wire	9	13	25	40
Billet	5	11	8	34
Coiled rebar	2	3	4	6
Total	143	151	281	472

Average per-ton selling prices:
Wire rod	$561	$628	$575	$619
Fabricated wire products	1,344	1,281	1,393	1,297
Industrial wire	827	931	914	915
Billet	328	440	368	442
Coiled rebar	541	606	543	621
All products	647	689	756	712

Average per-ton ferrous scrap cost of goods sold	$230	$307	$267	$290

Increase (decrease) in LIFO reserve and cost of goods sold	$(2,318)	$1,910	$(9,055)	$1,888

Average electricity cost per kilowatt hour	$0.03	$0.04	$0.03	$0.04

Kilowatt hours consumed (000 hrs)	122,148	120,698	253,896	388,053

Average natural gas cost per therm	$0.38	$0.49	$0.52	$0.52

Natural gas therms consumed (000 therms)	3,766	3,664	10,431	14,226

The comparability of KSW’s third quarter operating performance was also impacted by a $1.2 million credit related to a revision in the estimate of previously accrued employee incentive compensation during the third quarter of 2010 due to decreased profitability as compared to a $1.0 million increase in accrued employee incentive compensation during the third quarter of 2009 due to increased profitability.

KSW’s operating performance during the first nine months of 2009 was also impacted by:
•
substantially reduced production volumes which resulted in a higher percentage of fixed costs included in cost of goods sold (fixed costs as a percentage of sales were 12.8% during the first nine months of 2009 as compared to 8.5% during the first nine months of 2010);

•	increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures;
•	an increase in KSW’s allowance for bad debt of $728,000 and $3.2 million, respectively, primarily due to the Chapter 11 proceedings of one of KSW’s customers;
•	lower employee incentive compensation accruals during the first nine months of 2009 due to decreased profitability; and
•	a $4.2 million credit related to the release of accrued environmental costs as discussed above.

Engineered Wire Products, Inc.

	Three months ended September 30,
	2009	% of sales	2010	% of sales
	($ in thousands)

Net sales	$12,782	100.0%	$12,085	100.0%
Cost of goods sold	(11,287)	(88.3)	(11,956)	(98.9)
Gross margin	1,495	11.7	129	1.1

Selling and administrative expense	(608)	(4.8)	(541)	(4.5)
Operating income (loss) before pension/OPEB	$887	6.9%	$(412)	(3.4)%

	Nine months ended September 30,
	2009	% of sales	2010	% of sales
	($ in thousands)

Net sales	$31,506	100.0%	$32,452	100.0%
Cost of goods sold	(28,696)	(91.1)	(30,713)	(94.6)
Gross margin	2,810	8.9	1,739	5.4

Selling and administrative expense	(2,009)	(6.4)	(1,641)	(5.1)
Operating income before pension/OPEB	$801	2.5%	$98	0.3%

The primary drivers of EWP’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010

Sales volume (000 tons) – Wire mesh	15	14	34	37

Average per-ton selling prices – Wire mesh	$874	$891	$928	$880

Average per-ton wire rod cost of goods sold	$660	$647	$748	$629

Increase (decrease) in LIFO reserve and cost of goods sold	$(1,217)	$313	$(4,434)	$470

EWP’s operating performance during the first nine months of 2010 as compared to the same period of 2009 was also impacted by lower payroll and benefit expenses during 2010 as a result of a reduction in personnel.

Keystone – Calumet, Inc.

	Three months ended September 30,
	2009	% of sales	2010	% of Sales
	($ in thousands)

Net sales	$2,841	100.0%	$6,329	100.0%
Cost of goods sold	(2,861)	(100.7)	(6,360)	(100.5)
Gross margin (loss)	(20)	(0.7)	(31)	(0.5)

Selling and administrative expense	(167)	(5.9)	(165)	(2.6)

Operating loss before pension/OPEB	$(187)	(6.6)	$(196)	(3.1)%

	Nine months ended September 30,
	2009	% of sales	2010	% of Sales
	($ in thousands)

Net sales	$7,197	100.0%	$16,315	100.0%
Cost of goods sold	(10,191)	(141.6)	(15,345)	(94.1)
Gross margin (loss)	(2,994)	(41.6)	970	5.9

Selling and administrative expense	(384)	(5.3)	(520)	(3.2)
Operating income (loss) before pension/OPEB	$(3,378)	(46.9)	$450	2.7%

The primary drivers of sales, cost of goods sold and the resulting gross margin (loss) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010

Sales volume (000 tons) – Bar	4	6	9	17

Average per-ton selling prices – Bar	$772	$903	$796	$892

Average per-ton billet cost of goods sold	$403	$551	$454	$494

Throughout 2009 and continuing into 2010, Calumet has been conducting trials for many new products.  In addition, Calumet has expanded its sales force.  Both of these developments are contributing to new customers and increased sales volume.  We believe increased sales volume would allow Calumet to operate on a 24-hour basis and thereby achieve certain economies of scale which are key to this segment’s profitability.  However, Calumet has struggled to build the staffing levels needed for a 24-hour operation.  Calumet currently expects to reach adequate staffing levels for continual 24-hour operations by the first quarter of 2011.

Calumet’s operating performance during the third quarter and first nine months of 2010 as compared to the same periods of 2009 was also impacted by the following factors:
•
impairment charges of $357,000 and $2.7 million during the third quarter and first nine months of 2009, respectively, as Calumet determined it was probable they would not be able to recover the cost of certain inventory items in future selling prices, as compared to nominal impairment charges during the third quarter and first nine months of 2010; and

•
substantially reduced production volumes during the first half of 2009 which resulted in a much higher percentage of fixed costs included in cost of goods sold and increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures.

Pension Credit or Expense

Primarily due to a $58 million increase in our pension plans’ assets during 2009, we currently expect to record a defined benefit pension credit of $4.9 million during 2010 as compared to the $5.9 million defined benefit pension expense we recorded during 2009.  Accordingly, we recorded a defined benefit pension credit of $1.2 million and $3.6 million during the third quarter and first nine months of 2010, respectively, as compared to the $1.5 million and $4.5 million expense recorded during the third quarter and first nine months of 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

Operating Activities

During the first nine months of 2009 and 2010, net cash used in operations totaled $9.9 million and $9.4 million, respectively. The $.5 million decrease in cash used for operating activities was primarily due to the net effects of:
•	$9.4 million increase in operating income before pension and OPEB during 2010;
•
lower net cash used by relative changes in our accounts receivable of $16.0 million in 2010 primarily due to an abnormally low accounts receivable balance at December 31, 2008 as a result of customers limiting orders during the fourth quarter of 2008;

•
higher net cash used by relative changes in our inventory of $36.0 million in 2010 primarily due to substantially higher production levels during the first half of 2010 to meet increased demand as compared to extremely low production levels during the first half of 2009 as a result of a rapid decline in product demand (third quarter 2010 production levels were relatively consistent with those of the third quarter of 2009);

•
higher net cash provided by relative changes in our accrued liabilities of $14.9 million in 2010 as a result of the payment of 2008 employee incentive compensation during the first quarter of 2009 which was significantly higher than 2009 employee incentive compensation paid during the first quarter of 2010; and

•	income tax refund of $.1 million during the first nine months of 2010 compared to income tax payments of $.9 million during the first nine months of 2009.

Investing Activities

During the third quarter of 2009, the Illinois Environmental Protection Agency (“IEPA”) released $2.0 million of restricted investments to us in connection with the IEPA’s approval of the soil portion of certain inactive waste management units.  The funds were used to reduce our indebtedness under our revolving credit facility.

Financing Activities

We increased borrowings on our revolving credit facility during the first nine months of 2010 by $22.4 million as compared to increasing borrowings by $28.3 million during the first nine months of 2009.  The lower level of borrowings during 2010 were primarily due to the final payment on our 8% Notes of $9.1 million during the first nine months of 2009 partially offset by $1.6 million in additional payments on our term loan with Wells Fargo during the first nine months of 2010 as we paid the remaining balance of the loan in connection with an amendment to our Wells Fargo credit facility in August of 2010; both of these final payments were funded by borrowings on our revolving credit facility.

Future Cash Requirements

Capital Expenditures

Capital expenditures for 2010 are expected to be approximately $13 million and are primarily related to upgrades of production equipment.  We expect to fund capital expenditures using cash flows from operations and borrowing availability under our revolving credit facility.

Commitments and Contingencies

Payments due on our debt amount to $.6 million for the remainder of 2010.

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

Off-balance Sheet Financing Arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2009 Annual Report.

Working Capital and Borrowing Availability

	December 31,	September 30,
	2009	2010
	(In thousands)

Working capital	$49,063	$59,698
Outstanding balance of revolving credit facility	12,546	34,994
Additional borrowing availability	38,637	28,727

The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, and as a result we maintain zero cash balances when there are balances outstanding under this credit facility.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.2 million at September 30, 2010).  As of September 30, 2010, we are able to borrow all amounts of additional availability disclosed above without violating the financial covenants of the facility.

On August 17, 2010 we amended our credit facility.  See the “Recent Developments” section of “Results of Operations” above for further discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements affecting our consolidated financial statements for the nine-month period ended September 30, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the 2009 Annual Report for a discussion of the market risks associated with changes in interest rates and ferrous scrap costs that affect us.  There have been no material changes in such market risks during the first nine months of 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

Reference is made to disclosure provided under the caption "Other current litigation" in Note 5 to our Condensed Consolidated Financial Statements.

ITEM 1A. Risk Factors.

Reference is made to our 2009 Annual Report for a discussion of risk factors related to our businesses.  There have been no material changes in such risk factors during the first nine months of 2010.

ITEM 6. Exhibits.

(a)
We have retained a signed original of any exhibit listed below that contains signatures, and we will provide any such exhibit to the Commission or its staff upon request.  The following exhibit is included herein:

4.1
Amendment No. 4 to Loan and Security Agreement dated as of August 17, 2010 by and between the Registrant and Wells Fargo Capital Finance, LLC. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2010).

31.1	Certification.

31.2	Certification.

32.1	Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Keystone Consolidated Industries, Inc.
(Registrant)

Date: November 3, 2010	By/s/ Bert E. Downing, Jr. Bert E. Downing, Jr. Vice President, Chief Financial Officer, Corporate Controller and Treasurer