Form 10-K
period 2010-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2011-03-17
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2010

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

The aggregate market value of the 4.6 million shares of voting stock held by nonaffiliates of the Registrant, as of June 30, 2010 (the last business day of the Registrant’s most-recently completed second fiscal quarter), was approximately $22.2 million.

Whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of March 17, 2011, 12,101,932 shares of common stock were outstanding.

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

PART I

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements in this Annual Report on Form 10-K that are not historical in nature are forward-looking and are not statements of fact.  Some statements found in this report including, but not limited to, statements found in Item 1 – "Business", Item 1A – "Risk Factors", Item 3 – "Legal Proceedings", Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" are forward-looking statements that represent our beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as "believes", "intends", "may", "should", "could", "anticipates", "expected" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties.  Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the Securities and Exchange Commission (“SEC”) including, but not limited to, the following:
•	Future supply and demand for our products (including cyclicality thereof),
•	Customer inventory levels,
•	Changes in raw material and other operating costs (such as ferrous scrap and energy),
•	The possibility of labor disruptions,
•	General global economic and political conditions,
•	Competitive products (including low-priced imports) and substitute products,
•	Customer and competitor strategies,
•	The impact of pricing and production decisions,
•	Environmental matters (such as those requiring emission and discharge limits for existing and new facilities),
•	Government regulations and possible changes thereof,
•	Significant increases in the cost of providing medical coverage to employees,
•	The ultimate resolution of pending litigation, U.S. Environmental Protection Agency (“U.S. EPA”) investigations and audits conducted by the Internal Revenue Service,
•	International trade policies of the United States and certain foreign countries,
•	Operating interruptions (including, but not limited to, labor disputes, fires, explosions, unscheduled or unplanned downtime, supply disruptions and transportation interruptions),
•	Our ability to renew or refinance credit facilities,
•	The ability of our customers to obtain adequate credit, and
•	Any possible future litigation.

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

Our operating segments are organized by our manufacturing facilities and include three reportable segments:
•
Keystone Steel & Wire (“KSW”), located in Peoria, Illinois, operates an electric arc furnace mini-mill, rod mill, industrial wire mill and wire product fabrication facilities and manufactures and sells wire rod, coiled rebar, industrial wire, fabricated wire and other products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets;

•
Engineered Wire Products, Inc. (“EWP”), located in Upper Sandusky, Ohio, manufactures and sells wire mesh in both roll and sheet form that is utilized as reinforcement in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges; and

•
Keystone-Calumet, Inc. (“Calumet”), located in Chicago Heights, Illinois, manufactures and sells merchant and special bar quality products and special sections in carbon and alloy steel grades for use in agricultural, cold drawn, construction, industrial chain, service centers and transportation applications as well as in the production of a wide variety of products by original equipment manufacturers.

Calumet’s primary raw material is billet and EWP’s primary raw material is wire rod.  Both Calumet and EWP source the majority of their primary raw material requirements from KSW.

For additional information about our segments see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our Consolidated Financial Statements.

We are the successor to Keystone Steel & Wire Company, which was founded in 1889.  At December 31, 2010, Contran Corporation (“Contran”) owned approximately 62% of our outstanding common stock.  In March 2011, Contran completed a tender offer in which it purchased 1.6 million shares of our common stock.  Following completion of such purchase under the tender offer, Contran owns approximately 75% of our outstanding shares. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Unless otherwise indicated, references in this report to "we", "us" or "our" refer to KCI and its subsidiaries, taken as a whole.

Manufacturing

Overview

Our manufacturing operations consist of an electric arc furnace mini-mill, a rod mill, a wire mill, an industrial wire mill and three steel product fabrication facilities as outlined in our segment discussion above.  The manufacturing process commences at KSW where ferrous scrap is melted in an electric arc furnace, converted into molten steel and then transferred to a ladle refining furnace where chemistries and temperatures are monitored and adjusted to specifications prior to casting.  The molten steel is transferred from the ladle refining furnace into a six-strand continuous casting machine which produces five-inch square strands, referred to as billets, that are cut to predetermined lengths.  These billets are then either transferred to the adjoining rod mill, shipped to Calumet for the production of steel bars or sometimes sold to third party customers.

Upon entering the rod mill, the billets are brought to rolling temperature in a reheat furnace and are fed through the rolling mill, where they are rolled into either wire rod or coiled rebar in a variety of diameters, surface characteristics and specifications. After rolling, the wire rod or rebar is coiled and cooled.  After cooling, the coiled wire rod or rebar passes through inspection stations for metallurgical, surface and diameter checks.  Finished coils are compacted and tied.  Coiled rebar is shipped to customers and wire rod is either further processed into industrial wire, wire mesh and fabricated wire products at KSW’s industrial wire mill and wire product fabrication facilities at KSW or EWP, or shipped to wire rod customers.

While we do not maintain a significant "shelf" inventory of finished wire rod, we generally have on hand approximately a one-month supply of industrial wire, wire mesh, coiled rebar, fabricated wire products and steel bars inventory which enables us to fill customer orders and respond to shifts in product demand.

Raw Materials and Energy

The primary raw material used in our operations is ferrous scrap.  Our steel mill is located close to numerous sources of high density automobile, industrial and railroad ferrous scrap.  Currently all of these sources  are readily available and we believe they will continue to be available for the foreseeable future.  We believe we are one of the largest recyclers of ferrous scrap in Illinois.  The purchase of ferrous scrap is highly competitive and its price volatility is influenced by periodic shortages, export activity, freight costs, weather and other conditions beyond our control.  The cost of ferrous scrap can fluctuate significantly and product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of increases in ferrous scrap prices.  We have not entered into any hedging programs or long-term contracts for the purchase or supply of ferrous scrap; therefore, we are subject to the price fluctuation of ferrous scrap.

Our manufacturing processes consume large amounts of energy in the form of electricity and natural gas.  Electricity in Illinois is not regulated.  KSW and Calumet have energy service agreements whereby, on a daily basis for electricity and on a monthly basis for natural gas, we are required to notify the utility providers of the amount of energy we expect to consume on the next day or over the next month, respectively. The price we pay for energy is determined when we provide notification based on the forecasted hourly energy market rate for the next day or the next month for electricity and gas, respectively.  All other tariff, transmission and utility charges are passed through at cost and the supplier adds a per energy unit charge for administration and margin.  Any difference between our forecasted consumption and actual consumption is billed or credited to our account based on the actual hourly market rate.  However, to allow us to avoid pricing fluctuations, the contracts allow us, at our discretion, to purchase blocks of energy for future usage at prices negotiated at the time of purchase.  We could sell any unused quantities under such contracts at market rates such that our only exposure on fixed price quantities is the difference between the contracted price and the market price.

The power supply at our KSW facility is interruptible and we agreed to a minimum interruption period of 4 hours per occurrence and at least 5 or more interruption events during the summer season.  We would be compensated for each interruption based on market rates and the difference between our forecasted and actual consumption for the interruption period.  We incurred no such interruptions during 2008, 2009 or 2010.

Employment

As of December 31, 2010, we employed 974 people as follows:
•	6 at our corporate office;
•	820 at KSW, of which 672 are represented by the Independent Steel Workers’ Alliance (the “ISWA”) under an agreement expiring in May 2012;
•
76 at EWP, of which 62 are represented by Local Union #40, an Affiliate to the International Brotherhood of Teamsters' Chauffeurs Warehousemen and Helpers of America (the “AFL-CIO”), under an agreement expiring in November 2011; and

•	72 at Calumet.

We believe our labor relations are good.

Products, Markets and Distribution

The following table sets forth certain information with respect to our product mix in each of the last three years.

	Years Ended December 31,
	2008		2009		2010
Product	Percent of Tons Shipped	Percent of Sales	Percent of Tons Shipped	Percent of Sales	Percent of Tons Shipped	Percent of Sales

Wire rod	58.5%	48.8%	60.8%	46.0%	63.8%	52.6%
Fabricated wire products	14.7	21.3	15.6	28.2	12.2	20.8
Industrial wire	10.4	12.1	8.2	9.6	8.8	10.7
Wire mesh	9.2	11.3	9.7	11.7	7.9	9.3
Bar	3.1	3.0	3.2	3.3	4.0	4.8
Coiled rebar	2.6	2.3	1.2	0.8	1.2	1.0
Other	1.5	1.2	1.3	0.4	2.1	0.8
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Wire Rod.  We produce primarily low carbon wire rod and some higher carbon wire rod at KSW’s rod mill.  Low carbon wire rod, with carbon content of up to 0.38%, is more easily shaped and formed than higher carbon wire rod and is suitable for a variety of applications where ease of forming/manipulation is a consideration while higher carbon steel is stronger.  Our higher carbon wire rod business represented 10% of wire rod production during 2010, and we expect it to grow during 2011 in order to meet the developing U.S. demand for high carbon steel.  During 2010, we used approximately 32% of the wire rod we manufactured to produce our industrial wire, wire mesh and fabricated wire products.  The remainder of our wire rod production was sold directly to producers of construction products, fabricated wire products and industrial wire, including products similar to those we manufacture.

Fabricated Wire Products.  KSW is one of the leading U.S. manufacturers of agricultural fencing, barbed wire, stockade panels and a variety of woven wire, fabric and netting for agricultural and industrial applications.  We sell these products to agricultural, industrial, consumer do-it-yourself and other end-user markets, which we believe are less cyclical than many steel consuming end-use markets such as the automotive, construction, appliance and machinery manufacturing industries.  We serve these markets through distributors, agricultural retailers, building supply centers and consumer do-it-yourself chains such as Tractor Supply Co. and Lowe's Companies, Inc.  We believe our ability to service these customers with a wide range of fabricated wire products through multiple distribution locations provides a competitive advantage in accessing these growing and less cyclical markets. As part of our marketing strategy, we provide category management recommendations based on a data collection and analysis tool we created and we design merchandise packaging and supportive product literature for marketing many of these products to the retail consumer market.

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

Industrial Wire.  KSW is one of the largest manufacturers of industrial wire in the United States.  We produce custom-drawn industrial wire in a variety of gauges, finishes and packages for further consumption by our fabricated wire products operations or for sale direct to industrial fabrication and original equipment manufacturer customers, who are generally not our competitors.  Our industrial wire is used by customers in the production of a broad range of finished goods, including nails, coat hangers, barbecue grills, air conditioners, tools, containers, refrigerators and other appliances.

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

Trademarks

Many of our fencing and related fabricated wire products are marketed under our RedBrand® label, a widely recognized brand name in the agricultural fencing and construction marketplaces for more than 85 years.  RedBrand® sales represented approximately 77% of our fabricated wire products net sales in 2010.  We also maintain other trademarks for various products that are promoted in their respective markets.

Customers

Our customers are primarily located in the Midwestern, Southwestern and Southeastern regions of the United States.  Our customers vary considerably by product.  We believe our ability to offer a broad range of products represents a competitive advantage in servicing the diverse needs of our customers.

Our segments are not dependent upon a single customer or a few customers, and the loss of any one, or a few, would not have a material adverse effect on our business.  The percentage of external sales related to (1) our segments’ ten largest customers and (2) the customers at each of our segments that accounted for more than 10% of that segment’s external sales during 2010 (one customer at KSW and two customers at EWP)is set forth in the following table:

	KSW	EWP	Calumet

Ten largest customers:
% of segments’ sales	62%	51%	50%
% of consolidated sales	53%	5%	3%

Customers > 10%:
% of segments’ sales	12%	24%	-
% of consolidated sales	10%	2%	-

Seasonality

Historically, we have experienced greater sales and profits during the second and third quarters of each year due to the seasonality of sales in principal fabricated wire products and wire mesh markets, including the agricultural and construction markets.

Backlog

Our backlog of unfilled, cancelable steel products purchase orders approximated $25.9 million and $62.3 million at December 31, 2009 and 2010, respectively.  We do not believe backlog is a significant factor in our business, and we expect all of the backlog at December 31, 2010 will be shipped during 2011.

Industry and Competition

The fabricated wire products, wire mesh, industrial wire, bar, coiled rebar and wire rod businesses in the United States are highly competitive and are comprised primarily of several large mini-mill wire rod producers, many small independent wire companies and a few large diversified wire producers.  We also face significant foreign competition.  Lower wage rates, less regulatory requirements and foreign cost discrepancies sometimes result in market prices that significantly reduce or even eliminate the profitability of certain products.

We believe we are well positioned to compete effectively due to:
•	the breadth of our fabricated wire products, wire mesh, industrial wire and bar offerings;
•	our ability to service diverse geographic and product markets;
•	the relatively low cost of our internal supply of billet and wire rod; and
•	our reputation for superior product quality.

We believe our facilities are well located to serve the Midwestern, Southwestern and Southeastern regions of the United States.  Close proximity to our customer base provides us with certain advantages over foreign and certain domestic competition including reduced shipping costs, improved customer service and shortened delivery times.

Wire Rod.  Since wire rod is a commodity steel product, we believe the wire rod market is more competitive than the fabricated wire products and industrial wire markets, and price is the primary competitive factor.  Among our principal domestic competitors in these markets are Gerdau Ameristeel and Rocky Mountain Steel.  We also face significant foreign competition. The domestic steel industry continues to experience consolidation.  During the last ten years, we and the majority of our major domestic competitors have either filed for protection under Federal bankruptcy laws and discontinued operations, were acquired, or reduced or completely shut-down operations.  We believe these shut-downs or production curtailments represent a significant decrease in estimated domestic annual capacity.  However, worldwide overcapacity in the steel industry continues to exist and imports of wire rod have become much more substantial in recent years and increased significantly from 2009 to 2010.

Fabricated Wire Products and Industrial Wire.  Our principal competitors in the fabricated wire products and industrial wire markets are Leggett & Platt, Deacero, Oklahoma Steel and Wire and Davis Wire.  Competition in the fabricated wire products and industrial wire markets is based on a variety of factors, including distribution channels, price, delivery performance, product quality, service and brand name preference.  Our RedBrand® label has been a widely recognized brand name in the agricultural fencing and construction marketplaces for more than 85 years.  Additionally, we believe higher transportation costs and the lack of local distribution centers tend to limit foreign producers' penetration into our principal fabricated wire products and industrial wire markets, but we do not know if this will continue to be the case.

Wire mesh.  Our principal competitor in our wire mesh markets is Insteel Wire Products.  We also face competition from smaller regional manufacturers and wholesalers of wire mesh products. We believe EWP’s superior products and renowned customer service distinguish EWP from its competitors.  In addition, we believe our vertical integration enhances EWP’s ability to compete more effectively in the market as EWP can rely on a more stable supply of wire rod.  Competitors of EWP have at times faced raw material shortages that have negatively impacted their daily production capability and delivery reliability.

Bar. Our principal competitors in our bar business include Gerdau Ameristeel, Nucor Corporation and Alton Steel. The primary competitive factors are delivered price and the breadth of product within the production capability of the mill.  Calumet frequently conducts trials for different customer-specific products which usually results in new customers and increased sales volume.  Calumet’s mill location in Chicago Heights, Illinois is well suited to serve the bar market in the upper Midwest.

Coiled Rebar.  The principal competitors for our assortment of coiled rebar products include Gerdau Ameristeel, Rocky Mountain Steel and Nucor Connecticut.  The primary competitive factors of the coiled rebar business are delivered price, coil size and product quality.  Due to our location, we believe we can effectively serve customers in the Midwestern region of the United States.

Environmental Matters

Our production facilities are affected by a variety of environmental laws and regulations, including laws governing the discharge of water pollutants and air contaminants, the generation, containment, transportation, storage, treatment and disposal of solid wastes and hazardous substances and the handling of toxic substances, including certain substances used in, or generated by, our manufacturing operations.  Many of these laws and regulations require permits to operate the facilities to which they pertain.  Denial, revocation, suspension, delay in modification or expiration of such permits could impair the ability of the affected facility to continue operations.

We record liabilities related to environmental issues when information becomes available and is sufficient to support a reasonable estimate of a range of probable loss.  If we are unable to determine that a single amount in an estimated range is more likely, the minimum amount of the range is recorded.  At December 31, 2010, the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.1 million, including our recorded accrual of $.7 million.

We believe our current operating facilities are in material compliance with all presently applicable federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.  Environmental legislation and regulations change rapidly and we may be subject to increasingly stringent environmental standards in the future.

Information in Note 8 to our Consolidated Financial Statements is incorporated herein by reference.

Financing and Other Activities

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

On August 31, 2005 we emerged from Chapter 11 proceedings that began in 2004.  During 2007, the final pending claims of our bankruptcy were settled or fully adjudicated.  However, at that time, an amendment to one of our postretirement benefit plans was in negotiation. Upon finalization of that amendment in 2008, we sought final closure of our bankruptcy case and on September 11, 2008, the United States Bankruptcy Court for the Eastern District of Wisconsin issued our final decree.

Availability of Company Reports Filed with the SEC

Our fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31 of each year.  We furnish our stockholders with annual reports containing audited financial statements.  In addition, we file annual, quarterly and current reports, proxy and information statements and other information with the SEC.  We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto, available free of charge through our website at www.keystoneconsolidated.com as soon as reasonably practical after they have been filed with the SEC.  We also provide to anyone, without charge, copies of such documents upon written request.  Requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

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

Listed below are certain risk factors associated with our businesses.  In addition to the potential effect of these risk factors discussed below, any risk factor which could result in reduced earnings or operating losses, or reduced liquidity, which could in turn adversely affect our ability to service our liabilities or adversely affect the quoted market prices for our publicly-traded securities.

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

Our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio, as defined in the agreement, of 1.0 if excess availability falls below $10.0 million.  At December 31, 2010 excess availability was $38.8 million.  Current forecasts indicate that we will be able to maintain excess availability of at least $10.0 million throughout 2011.  However, if future operating results differ materially from our predictions and excess availability falls below $10.0 million, we could violate our fixed charge coverage ratio requirement if the fixed charge coverage ratio at such time is less than 1.0.  The credit facility is collateralized by substantially all of our operating assets and failure to comply with the covenants contained in the credit facility could result in the acceleration of the outstanding balance under the facility prior to its stated maturity date.  Additionally, our lender can restrict our ability to incur additional secured indebtedness and can declare a default under the credit facility in the event of, among other things, a material adverse change in our business.  In the event of an uncured default of our credit facility agreement, we would seek to refinance the facility with a new group of lenders or, if required, we will use other existing liquidity resources (which could include funds provided by our affiliates).  However, there is no assurance that such financing could be obtained, or if obtained that it would not be on terms that would result in higher costs to us (such as a higher interest rate on outstanding borrowings).  If we were unable to obtain such financing, our liquidity could be negatively affected.

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

A significant portion of our revenues are attributable to sales of products into the agricultural and construction industries.  These two industries themselves are cyclical and changes in those industries’ economic conditions can significantly impact our earnings and operating cash flows.  We believe these industries were at the lowest point of their business cycle during 2009 and began a modest recovery during 2010.  However, we are unable to predict with a high degree of certainty when demand will return to the levels experienced prior to the fourth quarter of 2008.  Our operating results and our business and financial condition could be adversely affected by, among other things, economic conditions, availability of credit to fund agricultural and construction projects, short and long-term weather patterns, interest rates and embargos placed by foreign countries on U.S. agricultural products.

We sell the majority of our products in mature and highly competitive industries and face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses.

The markets in which we operate our businesses are highly competitive.  Competition is based on a number of factors, such as price, product quality, delivery times and service.  Some of our competitors may be able to drive down prices for our products because the competitors’ costs are lower than our costs.  In addition, some of our competitors’ financial, technological and other resources may be greater than our resources, and such competitors may be better able to withstand negative changes in market conditions.  Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Further, consolidation of our competitors or customers in any of the industries in which we compete may result in reduced demand for our products.  Additionally, in some of our businesses new competitors could emerge by modifying their existing production facilities so they could manufacture products that compete with our products.  The occurrence of any of these events could result in reduced earnings or operating losses.

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

The cost of ferrous scrap, our primary raw material, can fluctuate significantly and our product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of increases in ferrous scrap prices.  Additionally, should our local ferrous scrap suppliers not be able to meet their contractual obligations, we may incur higher costs for ferrous scrap.

Climate change legislation could negatively impact our financial results or limit our ability to operate our businesses.

We believe all of our production facilities are in substantial compliance with applicable environmental laws.  Proposed legislation is being considered to limit green house gases through various means, including emissions permits and/or energy taxes.   Our production facilities consume large amounts of energy, including electricity and natural gas.  To date the permit system in effect has not had a material adverse effect on our financial results.  However, future green house gas legislation could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements. If such increased costs of production were to materialize, we may be unable to pass price increases on to our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal executive offices are located in leased space at 5430 LBJ Freeway, Suite 1740, Dallas, Texas 75240-2697.

Our production facilities utilize approximately 2.3 million square feet for manufacturing, approximately 85% of which is located at our Peoria, Illinois facility.

The following table sets forth the location, size and general product types produced for each of our manufacturing facilities as of December 31, 2010, all of which are owned by us:

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

We are also involved in various legal proceedings.  Information required by this Item is included in Notes 8 and 9 to our Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the OTC Bulletin Board (Symbol: KYCN).

At December 31, 2010, Contran owned approximately 62% of our outstanding common stock. In March 2011, Contran completed a tender offer in which it purchased 1.6 million shares of our common stock.  Following completion of such purchase under the tender offer, Contran owns approximately 75% of our outstanding shares.

As of March 10, 2011, we had approximately 1,178 holders of record of our common stock at a closing price of $6.35.  The following table sets forth the high and low closing per share sales prices for our common stock for the periods indicated:

	High	Low

Year ended December 31, 2009

First quarter	$6.25	$2.80
Second quarter	$3.32	$2.25
Third quarter	$4.11	$2.70
Fourth quarter	$5.05	$3.50

Year ended December 31, 2010

First quarter	$5.50	$4.00
Second quarter	$5.97	$4.65
Third quarter	$6.05	$4.55
Fourth quarter	$5.75	$4.55

First quarter 2011 through March 10, 2011	$6.55	$4.70

Historically, we have not paid cash dividends on our common stock as we have chosen to retain all earnings to fund working capital requirements, capital expenditures and scheduled debt repayments.

Performance Graph - Set forth below is a line graph comparing the change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Steel Index for the period from June 23, 2006 (the first date on which our common stock began public trading following our emergence from Chapter 11 bankruptcy protection) through December 31, 2010.  The graph shows the value at December 31 of each year assuming an original investment of $100 at June 23, 2006.

	June 23,	December 31,
	2006	2006	2007	2008	2009	2010

Keystone common stock	$100	$750	$725	$300	$200	$228
S&P 500 Index	100	115	121	76	97	111
S&P 500 Steel Index	100	117	142	69	88	101

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Item 7. "Management's Discussion and Analysis Of Financial Condition And Results Of Operations."

	Years ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share and per ton amounts)
Statement of Operations Data:
Net sales	$440,540	$451,178	$562,693	$322,347	$450,745
Operating income	79,750	97,972	110,493	3,209	16,462

Defined benefit pension credit (expense)	55,978	80,443	73,923	(5,887)	4,654
OPEB credit	8,297	8,526	8,474	4,748	5,258
Operating income before pension and OPEB (1)	15,475	9,003	28,096	4,348	6,550
Gain on cancellation of debt	-	10,074	-	-	-
Gain on legal settlement	-	5,400	-	-	-
Provision for income taxes	(17,055)	(37,619)	(40,014)	(2,292)	(6,493)

Net income	$57,732	$64,765	$66,114	$241	$8,743

Basic and diluted income per share	$5.77	$6.48	$5.73	$0.02	$0.72
Basic and diluted weighted average shares outstanding (2)	10,000	10,000	11,533	12,102	12,102

Other Operating Data:
Shipments (000 tons):
Wire rod	349	395	343	257	381
Fabricated wire products	112	103	86	66	73
Industrial wire	75	66	61	34	52
Wire mesh	67	58	54	41	47
Bar	-	9	18	13	24
Coiled rebar	1	15	15	5	7
Other	71	2	9	6	12
Total	675	648	586	422	596
Per-ton selling prices:
Wire rod	$500	$548	$797	$575	$618
Fabricated wire products	1,037	1,089	1,380	1,373	1,277
Industrial wire	726	763	1,103	897	915
Wire mesh	870	896	1,168	916	878
Bar	-	663	946	782	888
Coiled rebar	529	563	841	540	622
All products in total	645	690	955	760	749

Average per-ton ferrous scrap cost of goods sold	$210	$235	$368	$262	$294

Increase (decrease) in LIFO reserve and cost of goods sold (3)	$3,367	$5,713	$10,142	$(15,200)	$5,423

Other Financial Data:
Capital expenditures	$18,739	$16,602	$13,298	$9,000	$14,937
Depreciation and amortization	15,222	15,434	15,164	13,584	12,062

	As of December 31,
	2006	2007	2008	2009	2010
	(In thousands)
Balance Sheet Data:
Working capital	$31,776	$20,630	$55,886	$49,063	$55,095
Property, plant and equipment, net	88,695	92,469	89,987	85,169	88,009
Total assets	763,936	763,023	249,733	265,084	357,217
Total debt	76,448	91,577	31,630	25,370	28,681
Stockholders’ equity (2)	403,662	404,694	119,644	147,770	191,736

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

	Years ended December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Operating income as reported	$79,750	$97,972	$110,493	$3,209	$16,462
Defined benefit pension expense (credit)	(55,978)	(80,443)	(73,923)	5,887	(4,654)
OPEB credit	(8,297)	(8,526)	(8,474)	(4,748)	(5,258)
Operating income before pension/OPEB	$15,475	$9,003	$28,096	$4,348	$6,550

(2)	On March 24, 2008 we issued 2.5 million shares of our common stock and received net proceeds of $24.7 million pursuant to a subscription rights offering.

(3)	We use the last-in-first-out (“LIFO”) method to determine the cost of the majority of our productive inventories. Changes in LIFO reserves are reflected in cost of goods sold.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Business Overview

Recent Developments

Due to competitive pressures, we experienced significant margin compression during 2010 as we were not able to implement selling price increases sufficient to entirely recover increases in operating costs.  We implemented selling price increases on selected products in December 2010 and throughout the first quarter of 2011 as ferrous scrap market prices continued to escalate. We currently believe we will be able to maintain positive overall margins on our products throughout 2011.  However, we do not know when or if market conditions will allow us to raise selling prices sufficient enough to increase profitability to historical levels.

Customer orders were strong at the end of 2010 and based on current expectations that the economy will continue to recover at a modest pace, we believe 2011 shipment volumes will approximate 2010 shipment volumes.

Results of Operations

Our profitability is primarily dependent on sales volume, per-ton selling prices and per-ton ferrous scrap and energy costs.

Operating income before pension and OPEB for 2010 was slightly higher than 2009 primarily due to the net effects of the following factors:
•	increased selling prices for wire rod, industrial wire, bar and coiled rebar;
•	lower selling prices for fabricated wire products and mesh as competitive conditions in those markets resulted in an inability to raise selling prices;
•	increased sales volume during 2010 as economic conditions during the first half of 2009 resulted in a sharp reduction of customer orders;
•
higher production levels during the first half of 2010 as we operated our facilities on substantially reduced production schedules during the first half of 2009 given the sharp reduction in demand, which resulted in a much higher percentage of fixed costs being included in cost of goods sold during 2009 as these costs could not be capitalized into inventory (fixed costs as a percentage of sales were 6.1% during 2010 as compared to 8.2% during 2009);

•	increased electricity costs at our largest manufacturing facility during 2010;
•	increased maintenance costs during 2010 due to increased production;
•
decreases in our LIFO reserve and cost of goods sold during 2009 of $15.2 million as compared to a $5.4 million increase in our LIFO reserve and cost of goods sold during 2010 as discussed in Note 3 to our Consolidated Financial Statements;

•	impairment charges of $2.8 million to reduce certain inventories to net realizable value during 2009 compared to nominal similar charges during 2010;
•	bad debt expense of $2.9 million during 2009 primarily due to the Chapter 11 proceedings of one of our customers compared to nominal similar amounts during 2010;
•	higher incentive compensation expense during 2010 due to increased profitability; and
•	a $4.2 million credit to general and administrative expense during 2009 related to the release of accrued environmental costs for certain inactive waste management units.

Operating income before pension and OPEB for 2009 was significantly worse than 2008 primarily due to the net effects of the following factors:
•	lower shipment volumes due to the economic conditions of 2009;
•	lower selling prices during 2009;
•
reduced production volumes during 2009 as discussed above, which resulted in a higher percentage of fixed costs included in cost of goods sold (fixed costs as a percentage of sales were 8.2% during 2009 as compared to 5.8% during 2008);

•	increased variable costs of production during 2009 due to frequent mill changes as customers began to manage their inventory by ordering much smaller quantities of our many different products;
•	increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures during the first quarter of 2009;
•	decreased cost of ferrous scrap during 2009;
•	decreased cost of electricity and natural gas during 2009;
•
decreases in our LIFO reserve and cost of goods sold during 2009 of $15.2 million as compared to a $10.1 million increase in our LIFO reserve and cost of goods sold during 2008 as discussed in Note 3 to our Consolidated Financial Statements;

•	decreased workers compensation expense during 2009;
•	a $2.8 million impairment charge to reduce certain inventories to net realizable value during 2009 as compared to a $1.2 million impairment charge during 2008;
•	bad debt expense during 2009 of $2.9 million primarily due to the Chapter 11 proceedings of one of our customers compared to nominal similar amounts during 2008;
•	decreased employee incentive compensation accruals during 2009 resulting from lower profitability; and
•	a $4.2 million credit to general and administrative expense during 2009 related to the release of accrued environmental costs as discussed above.

Segment Operating Results

Our operating segments are organized by our manufacturing facilities and include three reportable segments:
•
KSW, located in Peoria, Illinois, operates an electric arc furnace mini-mill, rod mill, industrial wire mill and wire product fabrication facilities and manufactures and sells wire rod, industrial wire, coiled rebar, fabricated wire and other products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets;

•
EWP, located in Upper Sandusky, Ohio, manufactures and sells wire mesh in both roll and sheet form that is utilized as reinforcement in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges; and

•
Calumet, located in Chicago Heights, Illinois, manufactures and sells merchant and special bar quality products and special sections in carbon and alloy steel grades for use in agricultural, cold drawn, construction, industrial chain, service centers and transportation applications as well as in the production of a wide variety of products by original equipment manufacturers.

Calumet’s primary raw material is billet and EWP’s primary raw material is wire rod.  Both Calumet and EWP source the majority of their primary raw material requirements from KSW.

Our consolidated net sales, cost of goods sold, operating costs and operating performance before pension and OPEB by segment are set forth in the following table:

	KSW	EWP	Calumet	Other(1)	Total
	(In thousands)

For the year ended December 31, 2008:

Net sales	$542,106	$63,433	$17,165	$(60,011)	$562,693
Cost of goods sold	(494,776)	(54,676)	(18,981)	57,236	(511,197)
Gross margin (loss)	47,330	8,757	(1,816)	(2,775)	51,496

Selling and administrative expense	(15,156)	(3,419)	(1,113)	(3,712)	(23,400)
Operating income (loss) before pension/OPEB	$32,174	$5,338	$(2,929)	$(6,487)	$28,096

For the year ended December 31, 2009:

Net sales	$298,219	$37,575	$11,127	$(24,574)	$322,347
Cost of goods sold	(279,380)	(33,572)	(14,350)	27,515	(299,787)
Gross margin (loss)	18,839	4,003	(3,223)	2,941	22,560

Selling and administrative expense	(12,863)	(2,598)	(480)	(2,271)	(18,212)
Operating income (loss) before pension/OPEB	$5,976	$1,405	$(3,703)	$670	$4,348

For the year ended December 31, 2010:

Net sales	$433,729	$41,310	$22,987	$(47,281)	$450,745
Cost of goods sold	(408,971)	(40,170)	(22,028)	47,828	(423,341)
Gross margin	24,758	1,140	959	547	27,404

Selling and administrative expense	(14,154)	(2,418)	(862)	(3,420)	(20,854)
Operating income (loss) before pension/OPEB	$10,604	$(1,278)	$97	$(2,873)	$6,550

(1)           Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	2008	% of sales	2009	% of sales	2010	% of sales
	($ in thousands)

Net sales	$542,106	100.0%	$298,219	100.0%	$433,729	100.0%
Cost of goods sold	(494,776)	(91.3)	(279,380)	(93.7)	(408,971)	(94.3)
Gross margin	47,330	8.7	18,839	6.3	24,758	5.7

Selling and administrative	(15,156)	(2.8)	(12,863)	(4.3)	(14,154)	(3.3)
Operating income before pension/OPEB	$32,174	5.9%	$5,976	2.0%	$10,604	2.4%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	2008	2009	2010
Sales volume (000 tons):
Wire rod	398	291	429
Fabricated wire products	86	66	73
Industrial wire	61	34	52
Billet	35	16	45
Coiled rebar	15	5	7
Total	595	412	606

Per-ton selling prices:
Wire rod	$797	$575	$620
Fabricated wire products	1,380	1,373	1,277
Industrial wire	1,103	897	915
Billet	657	366	452
Coiled rebar	841	540	622
All products	906	720	712

Average per-ton ferrous scrap cost of goods sold	$368	$262	$294

Increase (decrease) in LIFO reserve and cost of goods sold	$6,588	$(9,125)	$4,506

Average electricity cost per kilowatt hour	$0.05	$0.03	$0.04

Kilowatt hours consumed (000 hours)	485,446	341,392	478,641

Average natural gas cost per therm	$0.95	$0.50	$0.50

Natural gas therms consumed (000 therms)	19,380	14,115	18,134

KSW’s operating income before pension and OPEB for 2010 as compared to 2009 was also impacted by the following:
•
higher production levels during the first half of 2010 as KSW operated on substantially reduced production schedules during the first half of 2009 given the sharp reduction in demand caused by economic conditions, which resulted in a higher percentage of fixed costs being included in cost of goods sold during 2009 as these costs could not be capitalized into inventory (fixed costs as a percentage of sales were 6.3% during 2010 compared to 8.7% during 2009);

•	increased maintenance costs during 2010 due to increased production;
•	bad debt expense of $2.9 million during 2009 primarily due to the Chapter 11 proceedings of one of KSW’s customers compared to nominal similar amounts during 2010;
•	higher incentive compensation expense during 2010 due to increased profitability; and
•	a $4.2 million credit during 2009 related to the release of accrued environmental costs as discussed above.

KSW’s operating income before pension and OPEB for 2009 as compared to 2008 was also impacted by the following:
•
substantially reduced production volumes during the first half of 2009 as discussed above which resulted in a higher percentage of fixed costs included in cost of goods sold (fixed costs as a percentage of sales were 8.7% during 2009 as compared to 6.2% during 2008);

•	increased variable costs of production during 2009 due to frequent mill changes as customers began managing their inventory by ordering much smaller quantities of KSW’s many different product lines;
•	increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures during the first quarter of 2009;
•	decreased workers compensation expense during 2009;
•	bad debt expense of $2.9 million during 2009 primarily due to the Chapter 11 proceedings of one of KSW’s customers as compared to nominal similar amounts during 2008;
•	decreased employee incentive compensation accruals during 2009 due to lower profitability; and
•	the $4.2 million credit related to the release of accrued environmental costs during 2009 as discussed above.

Engineered Wire Products, Inc.

	2008	% of sales	2009	% of sales	2010	% of sales
	($ in thousands)

Net sales	$63,433	100.0%	$37,575	100.0%	$41,310	100.0%
Cost of goods sold	(54,676)	(86.2)	(33,572)	(89.4)	(40,170)	(97.2)
Gross margin	8,757	13.8	4,003	10.6	1,140	2.8

Selling and administrative	(3,419)	(5.4)	(2,598)	(6.9)	(2,418)	(5.9)
Operating income (loss) before pension/OPEB	$5,338	8.4%	$1,405	3.7%	$(1,278)	(3.1)%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	2008	2009	2010

Sales volume (000 tons) - Wire mesh	54	41	47

Per-ton selling prices - Wire mesh	$1,168	$916	$878

Average per-ton wire rod cost of goods sold	$713	$710	$634

Increase (decrease) in LIFO reserve and cost of goods sold	$3,554	$(6,075)	$917

The wire rod market increased to unprecedented price levels during the second and third quarters of 2008 and due to low shipment volumes during the fourth quarter of 2008 and the first quarter of 2009, the average per-ton wire rod costs included in the products EWP sold during 2009 of $710 was not consistent with KSW’s 2009 average per-ton wire rod selling price of $575.

EWP’s operating performance during 2009 as compared to 2008 was also impacted by the following:
•
significantly higher percentage of fixed costs included in cost of goods sold during the first quarter of 2009 due to substantially reduced production volumes as discussed above (fixed costs as a percentage of sales were 4.9% during 2009 as compared to 3.1% during 2008);

•	increased variable costs of production during 2009 due to frequent mill changes as customers began managing their inventory by ordering much smaller quantities of EWP’s different products; and
•	decreased employee incentive compensation accruals during 2009 as discussed above.

Keystone-Calumet, Inc.

	2008	% of sales	2009	% of sales	2010	% of sales
	($ in thousands)

Net sales	$17,165	100.0%	$11,127	100.0%	$22,987	100.0%
Cost of goods sold	(18,981)	(110.6)	(14,350)	(129.0)	(22,028)	(95.8)
Gross margin (loss)	(1,816)	(10.6)	(3,223)	(29.0)	959	4.2

Selling and administrative	(1,113)	(6.5)	(480)	(4.3)	(862)	(3.8)
Operating income (loss) before pension/OPEB	$(2,929)	(17.1)%	$(3,703)	(33.3)%	$97	0.4%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	2008	2009	2010

Sales volume (000 tons) - Bar	18	13	24

Per-ton selling prices - Bar	$946	$782	$888

Average per-ton billet cost of goods sold	$549	$447	$507

Throughout 2009 and 2010, Calumet has been conducting trials for many new products.  In addition, Calumet expanded its sales force during 2010.  Both of these developments are contributing to new customers and increased sales volume.  We believe increased sales volume will allow Calumet to operate on a 24-hour basis and thereby achieve certain economies of scale which are key to this segment’s profitability.  Calumet was able to occasionally operate on a 24-hour basis during the fourth quarter of 2010, and currently expects to begin doing so on a continual basis during the first quarter of 2011.

Substantially reduced production volumes during the first half of 2009 resulted in a much higher percentage of fixed costs included in cost of goods sold during 2009 as compared to 2008 and 2010 (fixed costs as a percentage of sales were 8.0% during 2009 as compared to 4.2% during 2008 and 4.3% during 2010).

During the fourth quarter of 2008 and throughout 2009, Calumet determined it would not be able to recover the cost of certain inventory items in future selling prices and recognized impairment charges of $1.2 million and $2.8 million, respectively, to reduce the inventory to its net realizable value.  Nominal impairment charges were incurred during 2010.  These impairment charges are included in cost of goods sold.

The higher selling and administrative expenses during 2010 as compared to 2009 were primarily due to the expansion of Calumet’s sales force and increased incentive compensation accruals in 2010 as a result of better operating performance.  The lower selling and administrative expenses during 2009 as compared to 2008 were primarily due to severance expense and relocation expenses incurred in 2008 that weren’t incurred in 2009 as well as lower incentive compensation accruals in 2009.

Calumet’s operating performance during 2009 as compared to 2008 was also impacted by the following:
•	increased variable costs of production due to frequent mill changes as customers began managing their inventory by ordering much smaller quantities of Calumet’s many different product lines;
•	increased variable costs of production as idle production facilities were difficult to re-start given cold winter temperatures during the first quarter of 2009; and
•	decreased cost of electricity and natural gas.

Pension Credits and Expense

During 2008 and 2010, we recorded a defined benefit pension credit of $73.9 million and $4.7 million, respectively.  During 2009, we recorded defined benefit pension expense of $5.9 million.  The fluctuations in the pension credit or expense were primarily the result of a decrease in our plans’ assets of $510 million during 2008 and an increase in our plans’ assets of $58 million during 2009.  These fluctuations in plan assets impact the subsequent year’s defined benefit pension credit or expense by (i) changing the expected return on plan assets as the plan assets multiplied by the assumed long-term rate of return is higher or lower than the prior year and (ii) changing the amortization of unrealized net gains or losses as any differences between the expected return on plan assets and the actual return on plan assets are deferred and amortized into income over future periods.

Our plans’ assets increased by approximately $87 million during 2010 and we currently expect to record a defined benefit pension credit of $19.0 million during 2011. See Note 7 to our Consolidated Financial Statements.

OPEB Credits

We recorded an OPEB credit of $8.5 million during 2008, $4.7 million during 2009 and $5.3 million during 2010.  The decrease in the OPEB credit during 2009 was primarily due to an amendment of one of our OPEB plans during 2008 which, among other things, significantly increased fixed monthly benefits.  We currently expect to record a $5.2 million OPEB credit during 2011.   See Note 7 to our Consolidated Financial Statements.

Interest Expense

Interest expense during 2008, 2009 and 2010 as well as the primary drivers of interest expense are presented in the following table.

	2008	2009	2010
	($ in thousands)

Interest expense	$3,798	$1,725	$1,863

Average balance of total debt	$68,169	$35,129	$36,983
Average balance of revolver	35,030	17,889	28,662

Weighted average interest rate	5.0%	4.1%	4.0%

The decrease in the average balance of our revolver during 2009 was primarily due to substantially reduced production schedules throughout 2009 and an exceptionally low balance on our revolving credit facility at the end of 2008.  The increase in the average balance of our revolver during 2010 was primarily due to increased production during 2010, the early extinguishment of the remaining $5.1 million balance outstanding under our loan agreement with the County of Peoria, Illinois and the retirement of the remaining $2.5 million balance of our term loan with Wells Fargo; both of which were funded with borrowings under our revolving credit facility.

The decrease in the overall weighted average interest rate from 2008 to 2009 was primarily due to decreases in LIBOR and the prime rate as our primary credit facility bears interest at certain margins over prime and LIBOR rates.  In October 2009 and August 2010, these margins changed as a result of amendments to our primary credit agreement.  The following table presents the margins in effect over certain periods of time during the last three years.

	Margins on prime	Margins on LIBOR

January 2008 – October 2009	0% to 0.5%	2% to 2.75%

October 2009 – August 2010	1% or 1.25%	2.75% or 3%

August 2010 – December 2010	0.25% to 0.5%	2% to 2.25%

Provision for Income Taxes

A tabular reconciliation of the difference between the U.S. Federal statutory income tax rate and our effective income tax rates is included in Note 6 to our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

Operating Activities

During 2010, net cash provided by operations totaled $11.9 million as compared to net cash provided by operations of $13.3 million during 2009.  The $1.4 million decline in operating cash flows was primarily due to the net effects of:
•	higher operating income before pension/OPEB during 2010 of $2.2 million;
•
lower net cash used as a result of relative changes in our accounts receivable in 2010 of $11.9 million primarily due to an abnormally low accounts receivable balance at December 31, 2008 as a result of customers limiting orders during the fourth quarter of 2008;

•
higher net cash used by relative changes in our inventory of $31.4 million in 2010 primarily due to increased scrap costs and substantially higher production levels during the first half of 2010 to meet increased demand as compared to extremely low production levels during the first half of 2009 as a result of a rapid decline in product demand (production levels were relatively consistent between the last half of 2010 and last half of 2009);

•
higher net cash provided by relative changes in our accounts payable of $3.3 million in 2010 primarily due to increased costs associated with the annual fourth quarter maintenance shutdown at our largest facility;

•
higher net cash provided by relative changes in our accrued liabilities of $14.0 million in 2010 primarily as a result of the payment of 2008 employee incentive compensation during the first quarter of 2009 which was significantly higher than 2009 employee incentive compensation paid during the first quarter of 2010;

•	the release of $1.0 million of utility deposits as a result of entering into new energy service agreements during 2010; and
•	income tax refunds of $.1 million during 2010 compared to income tax payments of $1.1 million during 2009.

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

•
higher net cash provided by relative changes in our inventory in 2009 of $45.4 million due to lower scrap and utility costs as well as a significant reduction in inventory levels during 2009 as we adjusted production and inventory strategies based on changes in customer order patterns;

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

Investing Activities

During 2008, 2009 and 2010, we had capital expenditures of approximately $13.3 million, $9.0 million and $14.9 million, respectively.  Capital expenditures for 2009 were lower than 2008 and 2010 capital expenditures as we limited all non-critical capital projects during 2009 due to the economic conditions.

During 2009, the Illinois Environmental Protection Agency (the “IEPA”) released $2.0 million of previously escrowed funds to us in connection with the IEPA’s approval of the completion of the soil portion of the remediation plan for certain inactive waste management units.  These funds were used to reduce our indebtedness under our revolving credit facility.

Financing Activities

We increased our borrowings on our revolving credit facility by $15.2 million during 2010 primarily as a result of the early extinguishment of the remaining $5.1 million balance outstanding under our loan agreement with the County of Peoria, Illinois, the retirement of the remaining $2.5 million balance of our term loan with Wells Fargo (both of which were funded with borrowings under our revolving credit facility) and increased production during 2010.

We increased our borrowings on our revolving credit facility by $9.3 million during 2009 primarily as a result of decreased profitability and the payment of 2008’s employee incentive compensation during the first quarter of 2009.

We reduced our indebtedness under our revolving credit facility by $43.0 million during 2008 as a result of increased profitability and net proceeds of $24.7 million related to a subscription rights offering during the first quarter of 2008.

Future Cash Requirements

Capital Expenditures

Capital expenditures for 2011 are expected to be approximately $14 million and are primarily related to upgrades of production equipment.  We expect to fund capital expenditures using cash flows from operations and borrowing availability under our revolving credit facility.

Summary of Debt and Other Contractual Commitments

As more fully described in Notes 5 and 9 to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  The following table summarizes such contractual commitments that are unconditional both in terms of timing and amount by the type and date of payment:

	Payment due date
Contractual commitment	2011	2012/2013	2014/2015	2016 and after	Total
	(In thousands)

Principal payments on debt obligations	$27,744	$1	$1,100	$-	$28,845

Operating leases	727	733	300	225	1,985

Product supply agreements	2,360	2,470	1,720	643	7,193

Total	$30,831	$3,204	$3,120	$868	$38,023

The timing and amounts shown in the above table are based upon the contractual payment amount and the contractual payment date for such commitments with the exception of our revolving credit facility.  As our revolving credit facility requires our daily net cash receipts be used to reduce the outstanding borrowings under the facility, we have presented the payment of the revolving credit facility balance as of December 31, 2010, as being due during 2011 as opposed to its maturity date in 2015.  Additionally, due to the short-term nature of the assumed 2011 payment of our revolving credit facility balance and as our other debt obligations are non-interest bearing, we have not included amounts for interest in the table above.  Note that our revolving credit facility bears interest at prime plus a margin ranging from 0.25% to 0.5%, for prime-based borrowings, or LIBOR plus a margin ranging from 2.00% to 2.25%, for Eurodollar-based borrowings (2.6% at December 31, 2010).

The above table does not reflect any amounts that we might pay to fund our defined benefit pension plans and OPEB plans as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future census data.

Off-balance Sheet Financing

We do not have any off-balance sheet financing agreements other than the operating leases included in the table above.  See Note 9 to our Consolidated Financial Statements.

Environmental Obligations

At December 31, 2010, our financial statements reflected accrued liabilities of $.7 million for estimated remediation costs for those environmental matters which we believe are probable and reasonably estimable; $.5 million of which we believe will be paid during 2011.  Although we have established an accrual for estimated future required environmental remediation costs, we do not know the ultimate cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties.  Accordingly, the costs of remedial measures may exceed the amounts accrued.  The upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.1 million, including the $.7 million currently accrued.  See Note 8 to our Consolidated Financial Statements for discussions of our environmental liabilities.

Pension and Other Postretirement Obligations

We were not required to make any cash contributions to our defined benefit pension plans during 2008, 2009 or 2010 and we do not expect to be required to make cash contributions during 2011.  However, we contributed $2.5 million during 2008 and $1.3 million in each of 2009 and 2010 to our other postretirement benefit plans and we expect to contribute $1.3 million during 2011.  The decline in contributions to our other postretirement benefit plans has been the result of amendments to one of our OPEB plans and one of our pension plans to create supplemental pension benefits in lieu of certain OPEB benefit payments for 2009, 2010 and 2011.  We have the ability to decide whether or not to exercise such rights on a year-by-year basis.  If we had not exercised such rights for 2011, our expected OPEB contributions would be $2.9 million higher.  Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and other postretirement benefit funding requirements in future periods.  See Note 7 to our Consolidated Financial Statements.

Working Capital and Borrowing Availability

	December 31,
	2009	2010
	(In thousands)

Working capital	$49,063	$55,095
Outstanding balance under revolving credit facility	12,546	27,740

Additional borrowing availability	38,637	38,779

The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.2 million at December 31, 2010). Our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio, as defined in the agreement, of 1.0 if excess availability falls below $10.0 million.  Current forecasts indicate that we will be able to maintain excess availability of at least $10.0 million throughout 2011.  However, as of December 31, 2010, our fixed charge coverage ratio was 0.8; as such we could only borrow $28.8 million of the availability disclosed above without violating the financial covenants of the facility.

RELATED PARTY TRANSACTIONS

As further discussed in Note 12 to our Consolidated Financial Statements, we are party to certain transactions with related parties. It is our policy to engage in transactions with related parties on terms no less favorable than could be obtained from unrelated parties.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements affecting our Consolidated Financial Statements for the year ended December 31, 2010.

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

We assess property and equipment for impairment only when circumstances as specified in ASC 360-10-35, Property, Plant, and Equipment, indicate an impairment may exist.  No long-lived assets were tested for impairment during 2010 because there were no circumstances to indicate an impairment may exist.

Income taxes.  We record a valuation allowance to reduce our gross deferred income tax assets to the amount believed to be realized under the more-likely-than-not recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income or loss in the period such change in estimate was made.  We believe the realization of our gross deferred income tax assets (including our net operating loss and credit carryforwards) meet the more-likely-than-not realizability test at December 31, 2010.

We record a reserve for uncertain tax positions for each tax position where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  Our reserve for uncertain tax positions was nil for each of 2008, 2009 and 2010.

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

Assumptions on defined benefit pension plans.  Under defined benefit pension plan accounting, we recognize defined benefit pension plan expense or credit and pension assets or liabilities based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels.  We recognize the full funded status of our defined benefit pension plans as either an asset (for overfunded plans) or a liability (for underfunded plans) in our Consolidated Balance Sheet.  Both of our defined benefit pension plans were overfunded at December 31, 2010 for financial reporting purposes.

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

We used the following discount rates for our defined benefit pension plans during the last three years:

Discount rates used for:
Obligations at December 31, 2008 and expense in 2009	Obligations at December 31, 2009 and expense in 2010	Obligations at December 31, 2010 and expense in 2011

6.2%	5.6%	5.0%

The estimated return on plan assets component of each year’s defined benefit expense or credit is based upon the assumed long-term rate of return on plan assets for the plan and the actual fair value of the plan assets as of the beginning of the year.  The assumed long-term rate of return on plan assets represents the estimated average rate of earnings expected to be earned on the funds invested or to be invested to fund the benefit payments inherent in the projected benefit obligations.  Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual, short-term performance of the plan assets in any given year.

Substantially all of our plans’ assets are invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran, to permit the collective investment by certain master trusts that fund certain employee benefit plans sponsored by Contran and certain of its affiliates.  Mr. Harold C. Simmons is the sole trustee of the CMRT.  The CMRT's investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT.  The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return.  The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  During the 22-year history of the CMRT through December 31, 2010, the average annual rate of return of the CMRT has been 15%.

The CMRT’s weighted average asset allocations by asset category were as follows:

	December 31,
	2009	2010

Equity securities and limited partnerships	78%	83%
Fixed income securities	21	16
Real estate	1	1
Cash, cash equivalents and other	-	-

Total	100%	100%

We regularly review our actual asset allocation for our defined benefit pension plans, and will periodically rebalance the investments in the plans to more accurately reflect the targeted allocation when considered appropriate.

For 2008, 2009 and 2010, the assumed long-term rate of return utilized for plan assets invested in the CMRT was 10%. We currently expect to utilize the same long-term rate of return on plan assets assumption in 2011.  In determining the appropriateness of such long-term rate of return assumption, we considered the historical rate of return for the CMRT, the current and projected asset mix of the CMRT, the investment objectives of the CMRT’s managers and the advice of our third-party actuaries.

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

Assumed discount rates and rates of return on plan assets are re-evaluated annually. Different assumptions could result in the recognition of materially different expense amounts over different periods of times and materially different asset and liability amounts in our Consolidated Financial Statements.  A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase.  Conversely, an increase in the assumed discount rate generally results in an actuarial gain.  In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss.  Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter than assumed in mortality tables that are used to determine the present value of estimated future benefit payments, changes in such mortality tables themselves or plan amendments, will also result in actuarial losses or gains.  Under GAAP, all of such actuarial gains and losses are not recognized in earnings currently, but instead are deferred and amortized into income over future periods based upon the expected average remaining service life of active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of inactive participants (for plans for which benefits are not still being earned by active employees).  However, any actuarial gains generated in future periods would reduce the negative amortization effect of any cumulative unamortized actuarial losses, while any actuarial losses generated in future periods would reduce the favorable amortization effect of any cumulative unamortized actuarial gains.

Defined benefit pension expense or credit and the amounts recognized as pension assets or liabilities are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions used are reasonable and appropriate.  During 2008 and 2010, we recorded a defined benefit pension credit of $73.9 million and $4.7 million, respectively.  During 2009, we recorded defined benefit pension expense of $5.9 million.  The fluctuations in the pension credit or expense were primarily the result of a decrease in our plans’ assets of $510 million during 2008 and an increase in our plans’ assets of $58 million during 2009.  These fluctuations in plan assets impact the subsequent year’s defined benefit pension credit or expense by (i) changing the expected return on plan assets as the plan assets multiplied by the assumed long-term rate of return is higher or lower than the prior year and (ii) changing the amortization of unrealized net gains or losses as any differences between the expected return on plan assets and the actual return on plan assets are deferred and amortized into income over future periods.  The amount of funding requirements for our defined benefit pension plans is based upon applicable regulations, and will generally differ from pension expense or credit recognized under GAAP.  No contributions were required to be made to our defined benefit pension plans during the past three years and we expect that no cash contributions to our pension plans will be required during 2011.

We currently expect to record a defined benefit pension credit during 2011 of $19.0 million. If we had lowered the assumed discount rate by 25 basis points as of December 31, 2010, our projected and accumulated benefit obligations would have increased by approximately $10.0 million and $9.8 million, respectively at that date, and the expected defined benefit pension credit for 2011 would have decreased by approximately $.6 million.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points, the expected defined benefit pension credit for 2011 would have decreased by approximately $1.3 million.

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

We recognized a consolidated OPEB credit of $8.5 million during 2008, $4.7 million during 2009 and $5.3 million during 2010.  The decrease in the OPEB credit during 2009 was primarily due to an amendment of one of our OPEB plans during 2008 which, among other things, significantly increased fixed monthly benefits.  We currently expect to record a $5.2 million OPEB credit during 2011.  If we had lowered the assumed discount rate by 25 basis points for all of our OPEB plans as of December 31, 2010, our aggregate accumulated OPEB obligations would have increased by approximately $1.2 million at that date, and our expected OPEB credit for 2011 would have decreased by $36,000.

Similar to defined benefit pension contributions, the amount of required contributions for our OPEB plans will differ from the expense or credit recognized for financial reporting purposes.  We contributed $2.5 million during 2008 and $1.3 million in each of 2009 and 2010 to our OPEB plans and we expect to contribute $1.3 million during 2011.  The decline in contributions to our OPEB plans has been the result of amendments to one of our OPEB plans and one of our pension plans to create supplemental pension benefits in lieu of certain OPEB benefit payments for 2009, 2010 and 2011.  We have the ability to decide whether or not to exercise such rights on a year-by-year basis.  If we had not exercised such rights for 2011, our expected contributions would be $2.9 million higher.  See Note 7 to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk relates primarily to changes in interest rates on our debt obligations and the volatility of ferrous scrap costs, our primary raw material.

Interest rates. We are exposed to market risk from changes in interest rates related to variable-rate indebtedness. The following table presents principal amounts, interest rates and fair value for our outstanding variable-rate indebtedness at December 31, 2009 and 2010.  See Note 5 to our Consolidated Financial Statements.

	Amount
	Carrying value	Fair value	Interest rate	Maturity date
	(In thousands)

December 31, 2010	$27,740	$27,740	2.6%	2015

December 31, 2009	$18,166	$18,166	4.0%	2010

Substantially all of our debt outstanding at December 31, 2010 is at variable interest rates.  We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates.  As of December 31, 2010 the analysis indicated that such rate movements would not have a material effect on our financial results from operations or cash flows.  However, actual gains or losses in the future may differ materially from our analysis based on changes in the timing and amount of interest rate movement.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2010.  Based upon their evaluation, these executive officers have concluded our disclosure controls and procedures were effective as of December 31, 2010.

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
•
provide reasonable assurance transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are made only in accordance with authorizations of our management and directors, and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Consolidated Financial Statements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2010.  Pursuant to the regulations of the SEC, our independent registered public accounting firm is not required to, and did not, audit our internal control over financial reporting as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our evaluation of the effectiveness of our internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.  See “Scope of Management’s Report on Internal Control Over Financial Reporting” above.

Certifications

Our chief executive officer and chief financial officer are required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2010 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

The information required by this Item is incorporated by reference to the Keystone Proxy Statement.  See also Note 12 to our Consolidated Financial Statements.

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

Included as exhibits are the items listed in the Exhibit Index.  We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits.  Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1740, Dallas, Texas 75240.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2010.

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

4.2
First Amendment to Loan and Security Agreement dated as of June 30, 2006 by and between the Registrant and Wachovia Capital Finance Corporation (Central). (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

4.3
Amendment No. 2 to Loan and Security Agreement dated as of March 23, 2007 by and between the Registrant and Wachovia Capital Finance Corporation (Central). (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

4.4
Amendment No. 3 to Loan and Security Agreement dated as of October 2, 2009 by and between the Registrant and Wachovia Capital Finance Corporation (Central). (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K dated October 2, 2009).

4.5
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated March 17, 2011, thereunto duly authorized.

KEYSTONE CONSOLIDATED INDUSTRIES, INC. (Registrant) /s/ GLENN R. SIMMONS Glenn R. Simmons Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below and dated as of March 17, 2011 by the following persons on behalf of the registrant and in the capacities indicated:

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

KEYSTONE CONSOLIDATED INDUSTRIES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Items 8, 15(a) and 15(c)

Index of Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets -
December 31, 2009 and 2010	F-3

Consolidated Statements of Operations -
Years ended December 31, 2008, 2009 and 2010	F-5

Consolidated Statements of Comprehensive Income (Loss) -
Years ended December 31, 2008, 2009 and 2010	F-6

Consolidated Statements of Stockholders' Equity -
Years ended December 31, 2008, 2009 and 2010	F-7

Consolidated Statements of Cash Flows –
Years ended December 31, 2008, 2009 and 2010	F-8

Notes to Consolidated Financial Statements	F-10

We omitted Schedules I, II, III and IV because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Keystone Consolidated Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Keystone Consolidated Industries, Inc. and its subsidiaries at December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 17, 2011

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share data)

	December 31,
ASSETS	2009	2010

Current assets:
Accounts receivable, net of allowances of $2,897 and $2,938	$41,231	$46,765
Inventories	41,225	45,944
Deferred income taxes	4,434	17,501
Income taxes receivable	4,206	2,029
Prepaid expenses and other	2,626	1,474

Total current assets	93,722	113,713

Property, plant and equipment:
Land	1,468	1,468
Buildings and improvements	61,207	63,375
Machinery and equipment	328,497	338,071
Construction in progress	2,583	4,628
	393,755	407,542
Less accumulated depreciation	308,586	319,533

Net property, plant and equipment	85,169	88,009

Other assets:
Pension asset	84,806	153,962
Other, net	1,387	1,533

Total other assets	86,193	155,495

Total assets	$265,084	$357,217

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

 (In thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2009	2010

Current liabilities:
Notes payable and current maturities of long-term debt	$19,396	$27,744
Accounts payable	5,577	6,694
Accrued OPEB cost	1,357	1,279
Other accrued liabilities	18,329	22,901

Total current liabilities	44,659	58,618

Noncurrent liabilities:
Long-term debt	5,974	937
Accrued OPEB cost	44,244	45,247
Deferred income taxes	19,569	58,830
Other	2,868	1,849

Total noncurrent liabilities	72,655	106,863

Stockholders' equity:
Common stock $.01 par value; 20,000,000 shares authorized, 12,500,000 shares issued and 12,101,932 shares outstanding at December 31, 2009 and 2010	125	125
Additional paid-in capital	100,111	100,111
Accumulated other comprehensive loss	(132,530)	(97,307)
Retained earnings	180,860	189,603
Treasury stock, at cost – 398,068 shares	(796)	(796)

Total stockholders' equity	147,770	191,736

Total liabilities and stockholders’ equity	$265,084	$357,217

Commitments and contingencies (Notes 8 and 9).

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (In thousands, except per share data)

	Years Ended December 31,
	2008	2009	2010

Net sales	$562,693	$322,347	$450,745
Cost of goods sold	(511,197)	(299,787)	(423,341)

Gross margin	51,496	22,560	27,404

Other operating income (expense):
Selling expense	(7,227)	(6,343)	(6,758)
General and administrative expense	(16,173)	(11,869)	(14,096)
Defined benefit pension credit (expense)	73,923	(5,887)	4,654
Other postretirement benefit credit	8,474	4,748	5,258

Total other operating income (expense)	58,997	(19,351)	(10,942)

Operating income	110,493	3,209	16,462

Nonoperating income (expense):
Interest expense	(3,798)	(1,725)	(1,863)
Other, net	(567)	1,049	637

Total nonoperating expense	(4,365)	(676)	(1,226)

Income before income taxes	106,128	2,533	15,236

Provision for income taxes	(40,014)	(2,292)	(6,493)

Net income	$66,114	$241	$8,743

Basic and diluted income per share	$5.73	$0.02	$0.72

Basic and diluted weighted average shares outstanding	11,533	12,102	12,102

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2008	2009	2010

Net income	$66,114	$241	$8,743

Other comprehensive income (loss), net of tax:
Defined benefit pension plans	(358,021)	34,857	41,656
Other postretirement benefit plans	(17,856)	(6,972)	(6,433)

Total other comprehensive income (loss), net	(375,877)	27,885	35,223

Comprehensive income (loss)	$(309,763)	$28,126	$43,966

Accumulated other comprehensive income (loss), net of tax:

Defined benefit pension plans:
Balance at beginning of year	$164,763	$(193,258)	$(158,401)
Other comprehensive income (loss):
Plan amendment	(23)	-	-
Net actuarial gain (loss) arising during year	(352,019)	21,611	31,388
Amortization of prior service cost	767	805	761
Amortization of net actuarial losses (gains)	(6,746)	12,441	9,507
Balance at end of year	$(193,258)	$(158,401)	$(116,745)

Defined benefit OPEB plans:
Balance at beginning of year	$50,699	$32,843	$25,871
Other comprehensive income (loss):
Plan amendment	(14,232)	(49)	-
Net actuarial gain (loss) arising during year	3,326	(2,032)	(1,581)
Amortization of prior service credit	(10,802)	(10,473)	(9,990)
Amortization of net actuarial losses	3,852	5,582	5,138
Balance at end of year	$32,843	$25,871	$19,438

Total accumulated other comprehensive income (loss):
Balance at beginning of year	$215,462	$(160,415)	$(132,530)
Other comprehensive income (loss)	(375,877)	27,885	35,223
Balance at end of year	$(160,415)	$(132,530)	$(97,307)

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2008, 2009 and 2010
(In thousands)

	Common stock		Additional	Accumulated other comprehensive income (loss)
	Shares outstanding	Amount	paid-in capital	Pensions	OPEB	Retained earnings	Treasury stock	Total

Balance – December 31, 2007	9,602	$100	$75,423	$164,763	$50,699	$114,505	$(796)	$404,694

Net income	-	-	-	-	-	66,114	-	66,114

Issuance of common stock, net of issuance costs	2,500	25	24,688	-	-	-	-	24,713

Other comprehensive loss, net	-	-	-	(358,021)	(17,856)	-	-	(375,877)

Balance – December 31, 2008	12,102	125	100,111	(193,258)	32,843	180,619	(796)	119,644

Net income	-	-	-	-	-	241	-	241

Other comprehensive income (loss), net	-	-	-	34,857	(6,972)	-	-	27,885

Balance – December 31, 2009	12,102	125	100,111	(158,401)	25,871	180,860	(796)	147,770

Net income	-	-	-	-	-	8,743	-	8,743

Other comprehensive income (loss), net	-	-	-	41,656	(6,433)	-	-	35,223

Balance – December 31, 2010	12,102	$125	$100,111	$(116,745)	19,438	$189,603	(796)	$191,736

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2008	2009	2010

Cash flows from operating activities:
Net income	$66,114	$241	$8,743
Depreciation and amortization	15,164	13,584	12,062
Deferred income taxes	35,821	6,512	4,401
Defined benefit pension expense (credit)	(73,923)	5,887	(4,654)
OPEB credit	(8,474)	(4,748)	(5,258)
OPEB payments	(2,458)	(1,347)	(1,303)
Bad debt expense	16	2,935	78
Impairment of inventory	1,165	2,821	303
Other, net	503	384	(233)
Change in assets and liabilities:
Accounts receivable	28,449	(17,516)	(5,575)
Inventories	(18,472)	26,812	(4,628)
Accounts payable	(6,302)	(2,199)	1,117
Accrued environmental costs	(157)	(4,395)	7
Accrued liabilities	9,871	(10,440)	3,546
Income taxes	1,178	(5,322)	2,177
Other, net	(197)	114	1,152

Net cash provided by operating activities	48,298	13,323	11,935

Cash flows from investing activities:
Capital expenditures	(13,298)	(9,000)	(14,937)
Restricted investments, net	(32)	2,028	(1)
Other, net	437	81	110

Net cash used in investing activities	(12,893)	(6,891)	(14,828)

Cash flows from financing activities:
Revolving credit facility, net	(42,997)	9,282	15,194
Principal payments on other notes payable and long-term debt	(16,962)	(15,584)	(11,927)
Deferred financing costs paid	(159)	(130)	(374)
Issuance of common stock	24,713	-	-

Net cash provided by (used in) financing activities	(35,405)	(6,432)	2,893

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2008	2009	2010

Cash and cash equivalents:
Net change from operations, investing and financing activities	-	-	-

Balance at beginning of year	-	-	-

Balance at end of year	$-	$-	$-

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$3,581	$1,462	$1,631
Income taxes paid (refunded), net	3,015	1,106	(85)

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

Organization. We are majority owned by Contran Corporation (“Contran”), which owned approximately 62% of our outstanding common stock at December 31, 2010.  In March 2011, Contran completed a tender offer in which it purchased 1.6 million shares of our common stock.  Following completion of such purchase under the tender offer, Contran owns approximately 75% of our outstanding shares.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Basis of Presentation.  Our Consolidated Financial Statements include the accounts of Keystone and our majority-owned subsidiaries.  All material intercompany accounts and balances have been eliminated.  Certain prior year amounts have been reclassified to conform with the current year presentation.

Our fiscal year is either 52 or 53 weeks and ends on the Sunday closest to December 31 of each year.  2008 and 2009 were each 52-week years while 2010 was a 53-week year.

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

Inventories and cost of sales.  We state inventories at lower of cost or market net of allowance for obsolete and slow-moving inventories. For financial reporting purposes the last-in, first-out ("LIFO") method was used to determine the cost of the productive inventories held at our Keystone Steel & Wire and Engineered Wire Products segments, while the first-in, first-out (“FIFO”) or average cost methods were used to determine the productive inventories held at our Keystone-Calumet segment and the cost of supplies inventories held at all our facilities. Inventories include the costs for raw materials and the costs to manufacture the raw materials into finished goods and overhead.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, inbound and outbound shipping and handling, and salaries and benefits associated with our manufacturing process.  We allocate fixed manufacturing overhead based on normal production capacity.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred.  As inventory is sold to third parties, we recognize the cost of sales in the same period the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

Property, plant and equipment and depreciation expense.  Property, plant and equipment are stated at cost.  Depreciation for financial reporting purposes is computed using principally the straight-line method over the estimated useful lives of 10 to 30 years for buildings and improvements and three to 15 years for machinery and equipment.  Accelerated depreciation methods are used for income tax purposes, as permitted.  Depreciation expense for financial reporting purposes was $15.2 million, $13.6 million and $12.1 million during 2008, 2009 and 2010, respectively.  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

We expense expenditures for maintenance, repairs and minor renewals as incurred, including planned major maintenance.  We capitalize expenditures for major improvements.  We capitalize interest costs related to major long-term capital projects and renewals as a component of construction costs.  We did not capitalize any material interest costs in 2008, 2009 or 2010.

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

Pension plans and other postretirement benefits.  Accounting and funding policies for our pension plans and other postretirement benefits (“OPEB”) are described in Note 7.

Environmental liabilities. We record liabilities related to environmental remediation when estimated future expenditures are probable and reasonably estimable.  If we are unable to determine that a single amount in an estimated range of probable future expenditures is more likely, we record the minimum amount of the range.  Such accruals are adjusted as further information becomes available or circumstances change.  We do not discount costs of future expenditures for environmental remediation obligations to their present value due to the uncertain timeframe of payout.  We record recoveries of environmental remediation costs from other parties as assets when their receipt is deemed probable.  We did not have any such assets recorded at December 31, 2009 or 2010.  See Note 8.

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

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  Our reserve for uncertain tax positions was nil in each of 2008, 2009 and 2010.

Net sales.  We record sales when products have shipped and title and other risks and rewards of ownership have passed to the customer.  We include amounts charged to customers for shipping and handling in net sales.  Our sales are stated net of volume rebates and discounts for price and early payment.  We report taxes assessed by a governmental authority such as sales, use, value added and excise taxes on a net basis (i.e., we do not recognize these taxes in either our revenues or in our costs and expenses).

Selling, general and administrative expenses. Selling, general and administrative expenses include costs related to marketing, sales, distribution, environmental costs and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  Advertising costs, expensed as incurred, were $1.3 million, $1.1 million and $1.4 million in 2008, 2009 and 2010, respectively.

Note 2 – Issuance of common stock:

On March 24, 2008 we issued 2.5 million shares of our common stock pursuant to a subscription rights offering to our stockholders of record as of January 28, 2008 at a price of $10.00 per share (the “Offering”).  We used the net offering proceeds of $24.7 million to reduce indebtedness under our revolving credit facility, which in turn created additional availability under that facility that can be used for our general corporate purposes.

Note 3 – Business segment information:

Our operating segments are organized by our manufacturing facilities and include three reportable segments. Each operating segment is separately managed, and each operating segment represents a strategic business unit offering different products as follows:
•
Keystone Steel & Wire (“KSW”), located in Peoria, Illinois, operates an electric arc furnace mini-mill, rod mill, industrial wire mill and wire fabrication facilities and manufactures and sells wire rod, coiled rebar, industrial wire, fabricated wire and other products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets;

•
Engineered Wire Products, Inc. (“EWP”), located in Upper Sandusky, Ohio, manufactures and sells wire mesh in both roll and sheet form that is utilized as reinforcement in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges; and

•
Keystone-Calumet, Inc. (“Calumet”), located in Chicago Heights, Illinois, manufactures and sells merchant and special bar quality products and special sections in carbon and alloy steel grades for use in agricultural, cold drawn, construction, industrial chain, service centers and transportation applications as well as in the production of a wide variety of products by original equipment manufacturers.

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

	Years ended December 31,
	2008	2009	2010
	(In thousands)

Net sales:
KSW	$542,106	$298,219	$433,729
EWP	63,433	37,575	41,310
Calumet	17,165	11,127	22,987
Elimination of intersegment sales	(60,011)	(24,574)	(47,281)

Total net sales	$562,693	$322,347	$450,745

Operating income (loss):
KSW	$32,174	$5,976	$10,604
EWP	5,338	1,405	(1,278)
Calumet	(2,929)	(3,703)	97
Defined benefit pension credit (expense)	73,923	(5,887)	4,654
OPEB credit	8,474	4,748	5,258
Other(1)	(6,487)	670	(2,873)

Total operating income	110,493	3,209	16,462

Nonoperating income (expense):
Interest expense	(3,798)	(1,725)	(1,863)
Other, net	(567)	1,049	637

Income before income taxes	$106,128	$2,533	$15,236

(1)Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

At the end of each year, we calculate our LIFO reserve balances based on actual year-end inventory quantities and costs.  During 2009, KSW and EWP significantly decreased their LIFO inventory reserve balances primarily because raw material costs and inventory levels for December 2009 were substantially lower than actual December 2008 raw material costs and inventory levels.  Although the reduction in inventory quantities resulted in a partial liquidation of LIFO inventory during 2009, the impact of the liquidation was not significant to reported cost of sales.  During 2010, KSW and EWP LIFO reserves increased primarily due to increased raw material costs and slightly higher inventory levels from those at December 2009.  Changes in LIFO reserves are reflected in cost of goods sold.  The changes in KSW’s and EWP’s LIFO inventory reserve balances for 2008, 2009 and 2010 are presented in the table below.

	Increase (decrease) in LIFO reserve
	2008	2009	2010
	(In thousands)

KSW	$6,588	$(9,125)	$4,506

EWP	3,554	(6,075)	917

Total	$10,142	$(15,200)	$5,423

During the fourth quarter of 2008, KSW recorded additional income of $.9 million related to obtaining an excise tax exemption in 2008 on 2007 electricity costs.

During the fourth quarter of 2008 and throughout 2009, Calumet determined it would not be able to recover the cost of certain inventory items in future selling prices and recognized impairment charges of $1.2 million and $2.8 million, respectively, to reduce the inventory to its net realizable value.  Nominal impairment charges were incurred during 2010.  These impairment charges are included in cost of goods sold.

On July 2, 2009, the Illinois Environmental Protection Agency (the “IEPA”) approved the completion of the soil portion of the remediation plan of certain waste management units at KSW which resulted in a $4.2 million decrease (recorded as a credit to general administrative expense) in KSW’s environmental reserves during 2009.  See Note 8.

During 2009, KSW recorded bad debt expense of $2.9 million primarily due to a Chapter 11 filing by one of their customers.  Nominal amounts of bad debt expense were incurred during 2008 and 2010.  Bad debt expense is included in general and administrative expense.

Substantially all of our assets are located in the United States. Segment assets are comprised of all assets attributable to each reportable operating segment.  Corporate assets consist principally of the pension asset, restricted investments, deferred tax assets and corporate property, plant and equipment.

	December 31,
	2008	2009	2010
	(In thousands)
Total assets:
KSW	$150,021	$136,634	$145,416
EWP	24,758	19,495	19,034
Calumet	15,793	11,940	14,820
Corporate	59,161	97,015	177,947

Total	$249,733	$265,084	$357,217

	Years ended December 31,
	2008	2009	2010
	(In thousands)
Depreciation and amortization:
KSW	$12,754	$11,362	$9,874
EWP	1,913	1,674	1,593
Calumet	375	435	481
Corporate	122	113	114

Total	$15,164	$13,584	$12,062

Capital expenditures:
KSW	$11,516	$8,094	$13,456
EWP	845	375	528
Calumet	915	531	953
Corporate	22	-	-

Total	$13,298	$9,000	$14,937

Most of our products are distributed in the Midwestern, Southwestern and Southeastern regions of the United States. Information concerning geographic concentration of net sales based on location of customer is as follows:

	Years ended December 31,
	2008	2009	2010
	(In thousands)

United States	$550,928	$319,390	$446,972
Canada	7,992	2,169	2,982
Mexico	2,338	-	-
Other	1,435	788	791

Total	$562,693	$322,347	$450,745

Note 4 – Inventories, net:

	December 31,
	2009	2010
	(In thousands)

Raw materials	$3,222	$3,957
Billet	4,917	5,832
Wire rod	5,282	7,042
Work in process	4,645	5,030
Finished product	19,747	22,821
Supplies	22,646	25,919

Inventory at FIFO	60,459	70,601
Less LIFO reserve	19,234	24,657

Total	$41,225	$45,944

We believe our LIFO reserve represents the excess of replacement or current cost over the stated LIFO value of our inventories.

Note 5 - Notes payable and long-term debt:

	December 31,
	2009	2010
	(In thousands)

Wells Fargo revolving credit facility	$12,546	$27,740
Term loans:
Wells Fargo	5,620	-
County	6,302	-
Other	902	941

Total debt	25,370	28,681
Less current maturities	19,396	27,744

Total long-term debt	$5,974	$937

Wells Fargo Facility.  Our revolving credit facility with Wells Fargo, as amended, provides for borrowings up to $70 million and matures in August 2015.  Outstanding borrowings bear interest at prime plus a margin ranging from 0.25% to 0.5%, for prime-based borrowings, or LIBOR plus a margin ranging from 2.00% to 2.25%, for Eurodollar-based borrowings (2.6% at December 31, 2010).

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit.  At December 31, 2010, letters of credit for $5.2 million were outstanding and excess availability under the Wells Fargo Facility was $38.8 million.  In the event our excess availability falls below $10.0 million the facility agreement imposes certain limitations on our ability to pay dividends or repurchase our common stock and requires us to maintain a minimum fixed charge coverage ratio, as defined in the agreement, of 1.0.  Current forecasts indicate that we will be able to maintain excess availability of at least $10.0 million throughout 2011.  However, as of December 31, 2010, our fixed charge coverage ratio was 0.8; as such we could only borrow $28.8 million of the availability discussed above without violating the financial covenants of the facility.

The Wells Fargo Facility is collateralized by substantially all of our operating assets.  In the event our financial covenants were to become applicable, failure to comply with the covenants could result in the acceleration of the outstanding balance under the facility prior to its stated maturity date.  Additionally, Wells Fargo can restrict our ability to incur additional secured indebtedness and can declare a default under the credit facility in the event of, among other things, a material adverse change in our business.

The Wells Fargo Facility requires our daily net cash receipts be used to reduce the outstanding borrowings, which results in us maintaining zero cash balances so long as there is an outstanding balance under this facility.  Accordingly, any outstanding balances under the Wells Fargo Facility are always classified as a current liability, regardless of the maturity date of the facility.

Our term loan with Wells Fargo matured in August 2010, at which time we repaid the remaining $2.5 million principal balance then due using borrowings under our revolving credit facility.

County Term Loan.  In December 2010, we repaid the remaining $5.1 million principal balance outstanding under our loan agreement with the County of Peoria, Illinois, in full satisfaction of our obligations under that agreement.  We borrowed under our revolving credit facility in order to fund such repayment.

Aggregate maturities of debt at December 31, 2010.  The aggregate future maturities of debt at December 31, 2010 are shown in the following table.  Note that as our revolving credit facility requires our daily net cash receipts be used to reduce the outstanding borrowings under the facility, we have presented the payment of the revolving credit facility balance as of December 31, 2010, as being due during 2011 as opposed to its maturity date in 2015.

Year ending December 31,	Amount
(In thousands)

2011	$27,744
2012	1
2013	-
2014	1,100
2015	-
Total	$28,845

Note 6 - Income taxes:

Summarized below are (i) the differences between the provision for income taxes and the amounts that would be expected using the U. S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision for income taxes.

	Years ended December 31,
	2008	2009	2010
	(In thousands)

Expected tax provision, at statutory rate	$37,146	$888	$5,333
U.S. state income taxes, net	2,842	1,399	1,118
Other, net	26	5	42

Provision for income taxes	$40,014	$2,292	$6,493

Provision for income taxes:
Currently payable (refundable):
U.S. federal	$3,453	$(4,246)	1,984
U.S. state	740	26	107

Net currently payable (refundable)	4,193	(4,220)	2,091
Deferred income taxes, net	35,821	6,512	4,402

Provision for income taxes	$40,014	$2,292	$6,493

Comprehensive provision for income taxes allocable to:
Net income	$40,014	$2,292	$6,493
Other comprehensive income (loss):
Pension plans	(215,824)	18,505	25,771
OPEB plans	(10,761)	(3,793)	(3,980)

	$(186,571)	$17,004	$28,284

The components of the net deferred tax asset/(liability) are summarized below.

	December 31,
	2009		2010
	Assets	Liabilities	Assets	Liabilities
	(In thousands)

Tax effect of temporary differences relating to:
Inventories	$1,361	$-	$7,032	$-
Property and equipment	-	(13,842)	-	(14,710)
Pension asset	-	(32,413)	-	(59,661)
Accrued OPEB cost	17,415	-	18,013	-
Accrued liabilities	5,266	-	6,276	-
Other deductible differences	1,415	-	1,355	-
Net operating loss and credit carryforwards	5,663	-	366	-

Gross deferred tax assets / (liabilities)	31,120	(46,255)	33,042	(74,371)
Reclassification, principally netting by tax jurisdiction	(26,686)	26,686	(15,541)	15,541

Net deferred tax asset / (liability)	4,434	(19,569)	17,501	(58,830)
Less current deferred tax asset	(4,434)	-	(17,501)	-

Noncurrent deferred tax liability	$-	$(19,569)	$-	$(58,830)

At December 31, 2010 we have state net operating loss and credit carryforwards of $.4 million that expire between 2014 and 2029.  At December 31, 2010, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards.

We file income tax returns in various U.S. federal, state and local jurisdictions.  Our income tax returns prior to 2007 are generally considered closed to examination by applicable tax authorities.  Tax authorities are examining certain of our U.S. tax returns and may propose tax deficiencies, including penalties and interest.  We cannot guarantee any adjustments, if proposed, will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe the ultimate disposition of such tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 7 - Pensions and other postretirement benefits:

We sponsor several pension plans and OPEB plans for certain active employees and certain retirees.  The benefits under our defined benefit plans are based upon years of service and employee compensation.

Employer Contributions and Plan Benefit Payments

Our funding policy is to contribute annually the minimum amount required under ERISA regulations plus additional amounts as we deem appropriate.  We do not anticipate being required to fund any contributions to our defined benefit pension plans during 2011.  Additionally, we are permitted, but not required, to create supplemental benefits under one of our defined benefit pension plans in lieu of us paying the benefits granted by one of our OPEB plans.  We have the ability to decide whether or not to exercise such right on a year-by-year basis.  When we do so, our accumulated OPEB benefit obligation is reduced, and our accumulated defined benefit pension obligation is increased, by the amount of OPEB benefits that will be paid via supplemental pension benefits as presented in the Funded Status section below.

Benefit payments to plan participants, which reflect expected future service, as appropriate, are expected to be the equivalent of:

	Pension Benefits	Other Benefits
	(In thousands)

2011 (1)	$31,240	$1,279
2012	28,394	4,120
2013	28,414	4,023
2014	28,257	3,928
2015	28,142	3,838
Next 5 years	138,471	17,736

(1)
Pension benefits in 2011 include the supplemental pension benefits created in lieu of the payments that would have been due under one of our OPEB plans, which are excluded from the other benefit payments.

Funded Status

We use a December 31st measurement date for our defined benefit pension and OPEB plans.  The following tables provide the funded status of our plans and a reconciliation of the changes in our plans' projected benefit obligations and fair value of assets for the years ended December 31, 2009 and 2010:

	Pension Benefits		Other Benefits
	2009	2010	2009	2010
	(In thousands)

Change in projected benefit obligations ("PBO"):
Balance at beginning of the year	$364,278	$377,337	$43,932	$45,601
Service cost	3,080	3,218	91	106
Interest cost	21,417	20,161	2,712	2,489
Plan amendment	-	-	76	-
Actuarial losses	16,623	21,634	3,138	2,561
Benefits paid	(31,062)	(30,720)	(1,347)	(1,305)
OPEB benefits extinguished by increased pension benefits	3,001	2,926	(3,001)	(2,926)

Balance at end of the year	$377,337	$394,556	$45,601	$46,526

Change in plan assets:
Fair value at beginning of the year	$404,610	$462,143	$-	$-
Actual return on plan assets	88,595	117,095	-	-
Employer contributions	-	-	1,347	1,305
Benefits paid	(31,062)	(30,720)	(1,347)	(1,305)

Fair value at end of the year	$462,143	$548,518	$-	$-

Funded status	$84,806	$153,962	$(45,601)	$(46,526)

Amounts recognized in the Consolidated Balance Sheets:
Pension asset	$84,806	$153,962	$-	$-
Accrued OPEB costs:
Current	-	-	(1,357)	(1,279)
Noncurrent	-	-	(44,244)	(45,247)
	$84,806	$153,962	(45,601)	(46,526)

Accumulated other comprehensive loss (income):
Prior service cost (credit)	10,129	8,897	(132,674)	(116,505)
Actuarial losses	246,270	180,073	90,797	85,041
	256,399	188,970	(41,877)	(31,464)

Total	$341,205	$342,932	$(87,478)	$(77,990)

Accumulated benefit obligations (“ABO”) of pension plans	$372,610	$389,136

The amounts shown in the table above for unamortized actuarial gains and losses and prior service credits and costs at December 31, 2009 and 2010 have not been recognized as components of our periodic defined benefit cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2009 and 2010.  We expect approximately $10.3 million and $1.2 million of the unamortized actuarial losses and prior service cost, respectively, will be recognized as components of our periodic defined benefit pension credit in 2011 and that $8.5 million and $16.2 million of the unamortized actuarial losses and prior service credits, respectively, will be recognized as components of our OPEB credit in 2011.  The table below details the changes in other comprehensive income (loss) for the years ended December 31, 2008, 2009 and 2010.

	Pension Benefits			Other Benefits
	2008	2009	2010	2008	2009	2010
	(In thousands)

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendment	$(37)	$-	$-	$(22,812)	$(76)	$-
Net actuarial gain (loss) arising during the year	(564,224)	33,085	50,808	5,332	(3,138)	(2,561)
Amortization of unrecognized:
Prior service cost (credit)	1,229	1,232	1,232	(17,313)	(16,170)	(16,170)
Net actuarial losses (gains)	(10,813)	19,045	15,389	6,176	8,619	8,317

Total	$(573,845)	$53,362	$67,429	$(28,617)	$(10,765)	$(10,413)

Net periodic defined benefit cost or credit

The components of our net periodic defined benefit cost or credits are presented in the table below.  During 2008, 2009 and 2010, the amounts shown below for the amortization of actuarial gains and losses and prior service credits and costs, net of deferred income taxes, were recognized as components of our accumulated other comprehensive income at December 31, 2007, 2008 and 2009, respectively.

	Pension Benefits			Other Benefits
	2008	2009	2010	2008	2009	2010
	(In thousands)

Service cost	$3,130	$3,080	$3,218	$128	$91	$106
Interest cost	22,568	21,417	20,161	2,119	2,712	2,489
Expected return on plan assets	(90,037)	(38,887)	(44,654)	-	-	-
Amortization of:
Prior service cost (credit)	1,229	1,232	1,232	(17,313)	(16,170)	(16,170)
Net actuarial losses (gains)	(10,813)	19,045	15,389	6,176	8,619	8,317
Settlement of 2006 1114 Agreement benefits (1)	-	-	-	416	-	-
Total benefit cost (credit)	$(73,923)	$5,887	$(4,654)	$(8,474)	$(4,748)	$(5,258)

(1)The 1114 Agreement replaced certain retirees’ medical and prescription drug coverage with fixed monthly cash payments and provided for supplemental monthly cash payments to these retirees for a particular year if, in the prior year, we achieved specified levels of free cash flow, as defined in the 1114 Agreement.  During 2008, we settled a dispute regarding the free cash flow calculation for 2005, which impacted the supplemental monthly payments for 2006, with a one-time, lump-sum, supplemental payment that aggregated $.4 million.  We recorded the expense associated with this settlement as a reduction of our 2008 OPEB credit.

Actuarial assumptions

A summary of our key actuarial assumptions used to determine the present value of benefit obligations as of December 31, 2009 and 2010 are shown in the following table:

	Pension Benefits		Other Benefits
	2009	2010	2009	2010

Discount rate	5.6%	5.0%	5.5%	5.0%
Rate of compensation increase	3.6%	3.6%	-	-

A summary of our key actuarial assumptions used to determine the net periodic pension and other retiree benefit credit or expense during 2008, 2009 and 2010 are shown in the following table:

	Pension Benefits			Other Benefits
	2008	2009	2010	2008	2009	2010

Discount rate	6.3%	6.2%	5.6%	6.5%	6.2%	5.5%
Expected return on plan assets	10.0%	10.0%	10.0%	-	-	-
Rate of compensation increase	3.0%	3.4%	3.6%	-	-	-

Variances from actuarially assumed rates will result in increases or decreases in pension assets, accumulated defined benefit obligations, net periodic defined benefit credits or expense and funding requirements in future periods.

At December 31, 2009 and 2010, substantially all of our defined benefit pension plans’ assets were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefit plans sponsored by Contran and certain of its affiliates. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT's investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT.  The CMRT trustee and investment committee seek to maximize returns in order to meet the CMRT’s long-term investment objective.  The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return.  From its inception in 1988 through December 31, 2010, the CMRT has averaged an annual rate of return of 15%. For the years ended December 31, 2008, 2009 and 2010, the assumed long-term rate of return for plan assets invested in the CMRT was 10%.  In determining the appropriateness of the long-term rate of return assumption, we primarily rely on the historical rates of return achieved by the CMRT, although we consider other factors as well including, among other things, the investment objectives of the CMRT's managers and their expectation that such historical returns will in the future continue to be achieved over the long-term.

The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation.  However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request.  For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at anytime based on the most recent value and (ii) observable inputs from Level 1 or Level 2 were used to value approximately 86% and 84% of the assets of the CMRT at December 31, 2009 and 2010, respectively, as noted below.  The aggregate fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT, and supplemental asset mix details of the CMRT as of December 31, 2009 and 2010, are as follows:

	December 31,
	2009	2010
	($ in millions)

CMRT asset value	$601.6	$712.2

CMRT fair value input:
Level 1	83%	83%
Level 2	3	1
Level 3	14	16
	100%	100%

CMRT asset mix:
Domestic equities, principally publically traded	65%	73%
International equities, publically traded	5	2
Fixed income securities, publically traded	21	16
Privately managed limited partnerships	8	8
Other	1	1
	100%	100%

 Defined contribution pension plans

We also maintain several defined contribution pension plans.  Expense related to these plans was $2.1 million in 2008, $2.0 million in 2009 and $2.2 million in 2010.

Note 8 - Environmental matters:

We have been named as a defendant for certain environmental sites pursuant to governmental laws and private actions, including waste disposal sites and facilities currently or previously owned, operated or used by us.  These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources.  Certain of these proceedings involve claims for substantial amounts.

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us.  At December 31, 2010, the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.1 million, including our recorded accrual of $.7 million.  Our cost estimates have not been discounted to present value due to the uncertainty of the timing of the pay out.  At each balance sheet date, we make an estimate of the amount of our accrued environmental costs that will be paid out over the subsequent twelve months, and we classify such amount as a current liability.  We classify the remainder of the accrued environmental costs as noncurrent liabilities. See Note 10.

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

Issues Outstanding at December 31, 2010

Prior to one of our subsidiaries’ 1996 acquisition of DeSoto, Inc. (“DeSoto”), DeSoto was notified by the Texas Natural Resource Conservation Commission (now called the Texas Commission on Environmental Quality or “TCEQ”) that there were certain deficiencies in prior reports to the TCEQ relative to one of DeSoto’s non-operating facilities located in Gainesville, Texas.  During 1999, that subsidiary entered into the TCEQ's Voluntary Cleanup Program as it relates to that facility.  Remediation activities at this site are expected to continue for another two to three years and total future remediation costs are presently estimated to be between $.4 million and $1.7 million.

In February 2009, we received a Notice of Violation from the United States Environmental Protection Agency (the “U.S. EPA”) regarding alleged air permit issues at KSW.  The U.S. EPA alleges KSW (i) is exceeding its sulfur dioxide emission limits set forth in its permits, (ii) failed to apply for a permit that would be issued under the U.S. Clean Air Act and the Illinois Environmental Protection Act in connection with the installation of certain equipment in its melt shop, and (iii) failed to monitor pH readings of an air scrubber in the wire galvanizing area of the plant.  We disagree with the U.S. EPA’s assertions and we were in discussions with the U.S. EPA throughout 2009.  On December 31, 2009, we were notified the case had been referred to the Department of Justice (the “DOJ”) for review and follow-up.  During the first quarter of 2010, we submitted letters regarding our perspective on the matter to the DOJ and we are awaiting their response.  During the second quarter of 2010, the U.S. EPA requested additional information regarding the alleged permit issues and we submitted such information in May 2010.  There has been no subsequent communication with the U.S. EPA to date.  As we have not received any further communications regarding this matter, we cannot estimate any potential costs to us to resolve this matter and we can make no assurance our efforts will be successful or that we can avoid any enforcement action or resulting fines from these alleged violations.

Closure of Waste Management Units During 2009

Since September 1992, we had been involved in the closure of inactive waste management units (the “WMUs”) at KSW’s Peoria, Illinois facility pursuant to a Consent Order (the “Consent Order”) and a closure plan approved by the IEPA.  The closure involved a six-phase remediation plan, with each phase requiring separate final approval from the IEPA. On July 2, 2009, we received final approval from the IEPA for the completion of the soil portion of the plan for all of the WMUs. The amount of remediation we were ultimately required to undertake pursuant to such approval was not as extensive as we had estimated in prior years, and accordingly we reduced our accrual for this matter by $4.2 million during 2009.

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

Note 9 - Other commitments and contingencies:

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

Lease commitments

At December 31, 2010, we are obligated under certain operating leases through 2017.  Future commitments under these leases are summarized below.

Lease commitment
(In thousands)

2011	$727
2012	543
2013	190
2014	150
2015	150
Thereafter	225
Total	$1,985

Product supply agreements

In 1996, we entered into a fifteen-year product supply agreement with a vendor whereby the vendor constructed a plant at KSW’s Peoria, Illinois facility and, subsequently provides us with all, subject to certain limitations, of our gaseous oxygen and nitrogen needs until 2011.  In addition to specifying rates to be paid by us, including a minimum facility fee of approximately $1.5 million per year, the supply agreement also specifies provisions for adjustments to the rates and term of the supply agreement. Purchases made pursuant to the supply agreement during 2008, 2009 and 2010 amounted to $3.9 million, $3.1 million and $3.3 million, respectively.

We also have a product supply agreement with a vendor that processes certain by-products of our electric arc furnace mini-mill under which we are required to pay a fixed monthly fee aggregating $.9 million a year through 2016.  Purchases made pursuant to the supply agreement during 2008, 2009 and 2010 amounted to $2.4 million, $2.6 million and $2.2 million, respectively.

Concentration of credit risk

We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers.

The percentage of external sales related to (1) our segments’ ten largest customers and (2) the customers at each of our segments that accounted for more than 10% of that segment’s external sales during 2010 (one customer at KSW and two customers at EWP)is set forth in the following table:

	KSW	EWP	Calumet

Ten largest customers:
% of segments’ sales	62%	51%	50%
% of consolidated sales	53%	5%	3%

Customers > 10%:
% of segments’ sales	12%	24%	-
% of consolidated sales	10%	2%	-

Note 10 - Other accrued liabilities:

	December 31,
	2009	2010
	(In thousands)
Current:
Employee benefits	$10,456	$12,679
Self insurance	4,431	4,935
Environmental	430	472
Other	3,012	4,815

Total	$18,329	$22,901

Noncurrent:
Workers compensation payments	$2,315	$1,242
Environmental	300	265
Other	253	342

Total	$2,868	$1,849

Note 11 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31, 2009		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)

Restricted cash equivalents	$249	$249	$250	$250
Accounts receivable, net	41,231	41,231	46,765	46,765
Accounts payable	5,577	5,577	6,694	6,694

Long-term debt:
Variable-rate debt	18,166	18,166	27,740	27,740
Fixed-rate debt	7,204	6,680	941	1,019

Due to their nature, the carrying amounts of our restricted cash equivalents and variable rate indebtedness are considered equivalent to fair value.  Additionally, due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  The fair value of our fixed-rate indebtedness was based on the net present value of our remaining debt payments at an interest rate commensurate with our variable-rate debt which represents Level 3 inputs as defined in ASC Topic 820-10-35.  Note that 99% of the carrying value of our fixed-rate debt at December 31, 2010 and 12% of the carrying value of our fixed-rate debt at December 31, 2009 relates to a $1.1 million non-interest bearing note.  Because it is non-interest bearing, we have calculated an imputed interest rate on the note and carry the note at a value discounted for such interest.

Note 12 - Related party transactions:

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

Under the terms of an intercorporate services agreement (the "ISA") entered into between us and Contran, employees of Contran provide certain management, tax planning, legal, financial and administrative services on a fee basis.  Such charges are based upon estimates of the time devoted by the employees of Contran to our affairs and the compensation of such persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, legal, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  During 2008, 2009 and 2010 the ISA fees charged to us by Contran aggregated approximately $1.8 million, $2.0 million and $2.1 million, respectively.

Tall Pines Insurance Company (“Tall Pines”) and EWI RE, Inc. (“EWI”) provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines is an indirect subsidiary of Valhi, Inc., a majority-owned subsidiary of Contran.  EWI is a wholly-owned subsidiary of NL Industries, Inc., a publicly-held company which is majority owned by Valhi, Inc.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies they provide or broker. We paid Tall Pines and EWI $3.8 million in 2008, $4.0 million in 2009 and $3.7 million in 2010 for insurance, reinsurance premiums paid to third parties and commissions.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect these relationships with Tall Pines and EWI will continue in 2011.

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

Prior to 2008, we formed Alter Recycling Company, LLC (“ARC”), a joint venture with Alter Trading Corporation (“ATC”), to operate a ferrous scrap recycling operation at KSW.  We have a scrap supply agreement with ATC and we source the majority of our ferrous scrap supply under this agreement.  During 2008, 2009, and 2010, we purchased approximately $268.9 million, $105.5 million and $205.9 million, respectively, of ferrous scrap from ATC and approximately $.7 million, $.5 million and $.5 million, respectively, of ferrous scrap from ARC.

Note 13 - Quarterly financial data (unaudited):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)

Year ended December 31, 2009:
Net sales	$60,475	$70,511	$100,363	$90,998
Gross profit (loss)	(1,799)	5,239	14,911	4,209

Net income (loss)	$(4,374)	$1,000	$5,868	$(2,253)

Basic and diluted net income (loss) per share	$(0.36)	$0.08	$0.48	$(0.18)

Year ended December 31, 2010:
Net sales	$99,743	$134,970	$113,608	$102,424
Gross profit (loss)	10,505	14,724	5,508	(3,333)

Net income (loss)	$4,375	$6,749	$2,319	$(4,700)

Basic and diluted net income (loss) per share	$0.36	$0.56	$0.19	$(0.39)

During the first two quarters of 2009, the domestic and international economic crises and the resulting adverse impact of the credit market on construction projects resulted in customers choosing to conserve cash by liquidating inventories and limiting orders.   Given the sharply reduced market demand, we operated our facilities on substantially reduced production schedules, which resulted in a much higher percentage of fixed costs included in cost of goods sold during the first half of 2009 as these costs could not be capitalized into inventory.

Due to competitive pressures throughout 2010, we experienced significant margin compression as we were not able to implement selling price increases sufficient to entirely recover increases in operating costs, including ferrous scrap.

On a quarterly basis, we estimate the LIFO reserve balance that will be required at the end of the year based on projections of year-end quantities and costs and we record a pro-rated, year-to-date change in the LIFO reserve from the prior year end.  At the end of each year, we calculate the required LIFO reserve balance based on actual year-end quantities and costs.  Throughout 2009 and 2010 our quarterly results were impacted by significant LIFO adjustments.  Other items impacting the comparability of 2009 and 2010 quarterly results include:
•	a 2009 credit related to the release of accrued environmental costs for certain inactive waste management units as discussed in Note 8; and
•	impairment charges to reduce Calumet’s inventory to its net realizable value during 2009.

These items, net of tax and their impact on net income (loss) is presented in the following table.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands)

Year ended December 31, 2009:
Decrease in LIFO reserve	$2,799	$3,411	$2,205	$1,057
Impairment of Calumet’s inventory	(933)	(530)	(223)	(74)
Release of environmental accruals	-	2,604	-	-
Total impact on net income (loss)	$1,866	$5,485	$1,982	$983

Year ended December 31, 2010:
Decrease (increase) in LIFO reserve	$(248)	$164	$(1,356)	$(1,759)
Impairment of Calumet’s inventory	(57)	(34)	(15)	(75)
Total impact on net income (loss)	$(305)	$130	$(1,371)	$(1,834)