Form 10-Q
period 2011-03-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2011-05-13
CIK 55604

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011	Commission file number 1-3919

Keystone Consolidated Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	37-0364250
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(972) 458-0028

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

Number of shares of common stock outstanding on May 13, 2011: 12,101,932

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
ASSETS	2010	2011
		(unaudited)

Current assets:
Accounts receivable, net	$46,765	$61,624
Inventories	45,944	59,465
Deferred income taxes	17,501	17,501
Income taxes receivable	2,029	-
Prepaid expenses and other	1,474	1,616

Total current assets	113,713	140,206

Property, plant and equipment:
Land	1,468	1,468
Buildings and improvements	63,375	64,073
Machinery and equipment	338,071	339,207
Construction in progress	4,628	5,295
	407,542	410,043
Less accumulated depreciation	319,533	322,241

Net property, plant and equipment	88,009	87,802

Other assets:
Pension asset	153,962	161,588
Other, net	1,533	1,510

Total other assets	155,495	163,098

Total assets	$357,217	$391,106

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	March 31,
	2010	2011
		(unaudited)

Current liabilities:
Current maturities of long-term debt	$27,744	$38,293
Accounts payable	6,694	14,665
Accrued OPEB cost	1,279	1,279
Other accrued liabilities	22,901	25,679

Total current liabilities	58,618	79,916

Noncurrent liabilities:
Long-term debt	937	948
Accrued OPEB cost	45,247	45,529
Deferred income taxes	58,830	63,465
Other accrued liabilities	1,849	1,698

Total noncurrent liabilities	106,863	111,640

Stockholders' equity:
Common stock	125	121
Additional paid-in capital	100,111	98,863
Accumulated other comprehensive loss	(97,307)	(96,720)
Retained earnings	189,603	197,286
Treasury stock	(796)	-

Total stockholders' equity	191,736	199,550

Total liabilities and stockholders’ equity	$357,217	$391,106

Commitments and contingencies (Note 5)

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended March 31,
	2010	2011
	(unaudited)

Net sales	$99,743	$134,163
Cost of goods sold	(89,238)	(121,194)

Gross margin	10,505	12,969

Other operating income (expense):
Selling expense	(1,709)	(1,815)
General and administrative expense	(3,875)	(3,464)
Defined benefit pension credit	1,212	4,750
Other postretirement benefit credit	1,342	1,300

Total other operating income (expense)	(3,030)	771

Operating income	7,475	13,740

Nonoperating income (expense):
Interest expense	(443)	(275)
Other income, net	64	123

Total nonoperating expense	(379)	(152)

Income before income taxes	7,096	13,588

Provision for income taxes	(2,721)	(5,905)

Net income	$4,375	$7,683

Basic and diluted income per share	$0.36	$0.63

Basic and diluted weighted average shares outstanding	12,102	12,102

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2010	2011
	(unaudited)

Cash flows from operating activities:
Net income	$4,375	$7,683
Depreciation and amortization	3,261	2,823
Deferred income taxes	1,623	4,251
Defined benefit pension credit	(1,212)	(4,750)
OPEB credit	(1,342)	(1,300)
OPEB payments	(243)	(323)
Other, net	201	(35)
Change in assets and liabilities:
Accounts receivable	(15,876)	(14,790)
Inventories	(18,072)	(13,494)
Accounts payable	6,910	7,971
Accrued liabilities	1,858	2,556
Income taxes	1,088	2,100
Other, net	519	(591)

Net cash used in operating activities	(16,910)	(7,899)

Cash flows from investing activities:
Capital expenditures	(1,592)	(2,705)
Other, net	20	58

Net cash used in investing activities	(1,572)	(2,647)

Cash flows from financing activities:
Revolving credit facility, net	19,823	10,549
Principal payments on other notes payable and long-term debt	(1,334)	-
Deferred financing costs paid	(7)	(3)

Net cash provided by financing activities	18,482	10,546

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures: Cash paid for:
Interest, net of amount capitalized	$240	$243
Income taxes, net	9	10

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Three months ended March 31, 2011
(In thousands)

	Common	Additional paid-in	Accumulated other comprehensive income (loss)		Retained	Treasury		Comprehensive
	stock	capital	Pensions	OPEB	Earnings	stock	Total	income
	(unaudited)

Balance – December 31, 2010	$125	$100,111	$(116,745)	$19,438	$189,603	$(796)	$191,736

Net income	-	-	-	-	7,683	-	7,683	$7,683

Retirement of treasury stock	(4)	(1,248)	-	-	-	796	(456)

Amortization of actuarial losses	-	-	1,551	1,291	-	-	2,842	2,842

Amortization of prior service cost (credit)	-	-	186	(2,441)	-	-	(2,255)	(2,255)

Balance – March 31, 2011	$121	$98,863	$(115,008)	$18,288	$197,286	$-	$199,550

Comprehensive income								$8,270

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

Note 1 – Organization and basis of presentation:

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the Securities and Exchange Commission (“SEC”) on March 17, 2011 (the “2010 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  Certain reclassifications have been made to conform the prior year’s Condensed Consolidated Financial Statements to the current year’s classifications.  As compared to the 2010 Annual Report, we have omitted certain information and footnote disclosures from this Quarterly Report that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended March 31, 2011 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2010 Consolidated Financial Statements contained in the 2010 Annual Report.

At March 31, 2011, Contran Corporation (“Contran”) owned approximately 75% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

	Three months ended March 31,
	2010	2011
	(In thousands)
Net sales:
KSW	$102,490	$135,337
EWP	7,376	11,042
Calumet	4,251	6,397
Elimination of intersegment sales	(14,374)	(18,613)

Total net sales	$99,743	$134,163

Operating income (loss):
KSW	$6,985	$8,810
EWP	(363)	(218)
Calumet	147	100
Pension credit	1,212	4,750
OPEB credit	1,342	1,300
Other (1)	(1,848)	(1,002)

Total operating income	7,475	13,740

Non operating income (expense):
Interest expense	(443)	(275)
Other income, net	64	123

Income before income taxes	$7,096	$13,588

(1) Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Note 3 – Inventories, net:

	December 31,	March 31,
	2010	2011
	(In thousands)

Raw materials	$3,957	$5,199
Billet	5,832	8,449
Wire rod	7,042	11,224
Work in process	5,030	6,520
Finished products	22,821	28,598
Supplies	25,919	24,592

Inventory at FIFO	70,601	84,582
Less LIFO reserve	24,657	25,117

Total	$45,944	$59,465

We believe our LIFO reserve represents the excess of replacement or current cost over the stated LIFO value of our inventories.

Note 4 - Debt:

	December 31,	March 31,
	2010	2011
	(In thousands)

Wachovia revolving credit facility	$27,740	$38,289
Other	941	952

Total debt	28,681	39,241
Less current maturities	27,744	38,293

Total long-term debt	$937	$948

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us.  At March 31, 2011, the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.1 million, including our recorded accrual of $.6 million.  Our cost estimates have not been discounted to present value due to the uncertainty of the timing of the pay out.  At each balance sheet date, we make an estimate of the amount of our accrued environmental costs that will be paid out over the subsequent twelve months, and we classify such amount as a current liability.  We classify the remainder of the accrued environmental costs as noncurrent liabilities. See Note 6.

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

Prior to one of our subsidiaries’ 1996 acquisition of DeSoto, Inc. (“DeSoto”), DeSoto was notified by the Texas Natural Resource Conservation Commission (now called the Texas Commission on Environmental Quality or “TCEQ”) that there were certain deficiencies in prior reports to the TCEQ relative to one of DeSoto’s non-operating facilities located in Gainesville, Texas.  During 1999, that subsidiary entered into the TCEQ's Voluntary Cleanup Program as it relates to that facility.  Remediation activities at this site are expected to continue for another two to three years and total future remediation costs are presently estimated to be between $.3 million and $1.7 million.

In February 2009, we received a Notice of Violation from the United States Environmental Protection Agency (the “U.S. EPA”) regarding alleged air permit issues at KSW.  The U.S. EPA alleges KSW (i) is exceeding its sulfur dioxide emission limits set forth in its permits, (ii) failed to apply for a permit that would be issued under the U.S. Clean Air Act and the Illinois Environmental Protection Act in connection with the installation of certain equipment in its melt shop, and (iii) failed to monitor pH readings of an air scrubber in the wire galvanizing area of the plant.  We disagree with the U.S. EPA’s assertions and we were in discussions with the U.S. EPA throughout 2009.  On December 31, 2009, we were notified the case had been referred to the Department of Justice (the “DOJ”) for review and follow-up.  During the first quarter of 2010, we submitted letters regarding our perspective on the matter to the DOJ and we are awaiting their response.  During the second quarter of 2010, the U.S. EPA requested additional information regarding the alleged permit issues and we submitted such information in May 2010.  There has been no subsequent communication with the U.S. EPA to date regarding this matter.  As we have not received any further communications regarding this matter, we cannot estimate any potential costs to us to resolve this matter and we can make no assurance our efforts will be successful or that we can avoid any enforcement action or resulting fines from these alleged violations.

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

Please refer to our 2010 Annual Report for a discussion of certain other legal proceedings to which we are a party.

Note 6 - Other accrued liabilities:

	December 31,	March 31,
	2010	2011
	(In thousands)
Current:
Employee benefits	$12,679	$13,078
Self insurance	4,935	4,881
Environmental	472	420
Other	4,815	7,300

Total	$22,901	$25,679

Noncurrent:
Workers compensation payments	$1,242	$1,142
Environmental	265	180
Other	342	376

Total	$1,849	$1,698

Note 7 – Retirement of treasury stock:

During the first quarter of 2011, we retired 398,068 shares of our treasury stock and allocated its aggregate $796,000 cost to common stock at par value and additional-paid-in-capital.  In addition, certain of these shares had previously been held by one of our subsidiaries prior to their cancellation, and we incurred an income tax charge of $456,000 (also allocated to additional paid-in capital) when such shares were transferred to Keystone immediately prior to their cancellation.

Note 8 – Employee benefit plans:

We currently expect to record a defined benefit pension credit of $19.0 million during 2011 and we anticipate no cash contributions to our defined benefit pension plans will be required during 2011.  The components of our net periodic defined benefit pension credit for the first quarter of 2010 and 2011 are presented in the table below.

	Three months ended March 31,
	2010	2011
	(In thousands)

Service cost	$832	$931
Interest cost	4,936	4,752
Expected return on plan assets	(10,951)	(13,310)
Amortization of accumulated other comprehensive income:
Prior service cost	302	308
Actuarial losses	3,669	2,569

Total pension credit	$(1,212)	$(4,750)

We currently expect our 2011 other postretirement benefit (“OPEB”) credit will be $5.2 million.  As allowed under certain of our amended benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2011 benefit payments due under one of our OPEB plans.  As such, we anticipate contributing an aggregate of $1.3 million to our OPEB plans during 2011. We have the ability to decide whether or not to exercise such rights on a year-by-year basis.  If we had not exercised such rights for 2011, our expected OPEB contributions would be $2.9 million higher.  The components of our net periodic credit related to OPEB for the first quarter of 2010 and 2011 are presented in the table below.

	Three months ended March 31,
	2010	2011
	(In thousands)

Service cost	$28	$31
Interest cost	611	574
Amortization of accumulated other comprehensive income:
Prior service credit	(3,966)	(4,042)
Actuarial losses	1,985	2,137

Total OPEB credit	$(1,342)	$(1,300)

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

Note 9 – Income taxes:

	Three months ended
	March 31,
	2010	2011
	(In thousands)

Expected income tax expense, at statutory rate	$2,484	$4,756
U.S. state income tax expense, net	226	1,142
Other, net	11	7

Income tax expense	$2,721	$5,905

Our provision for income taxes in the first quarter of 2011 includes a $.6 million non-cash charge for state deferred income taxes related to an increase in our effective state income tax rate as a result of an increase in the tax rate of the State of Illinois.

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

Note 10 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31, 2010		March 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)

Restricted cash equivalents	$250	$250	$250	$250
Accounts receivable, net	46,765	46,765	61,624	61,624
Accounts payable	6,694	6,694	14,665	14,665

Debt:
Variable-rate debt	27,740	27,740	38,289	38,289
Fixed-rate debt	941	1,019	952	1,025

Due to their nature, the carrying amounts of our restricted cash equivalents and variable rate indebtedness are considered equivalent to fair value.  Additionally, due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  The fair value of our fixed-rate indebtedness was based on the net present value of our remaining debt payments at an interest rate commensurate with our variable-rate debt which represents Level 3 inputs as defined in ASC Topic 820-10-35.  Note that 99% of the carrying value of our fixed-rate debt at December 31, 2010 and March 31, 2011 relates to a $1.1 million non-interest bearing note.  Because it is non-interest bearing, we have calculated an imputed interest rate on the note and carry the note at a value discounted for such interest.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking and are not statements of fact.  Some statements found in this report including, but not limited to, statements found in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties.  Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the Securities and Exchange Commission including, but not limited to, the following:

•	Future supply and demand for our products (including cyclicality thereof),
•	Customer inventory levels,
•	Changes in raw material and other operating costs (such as ferrous scrap and energy),
•	Availability of raw materials,
•	The possibility of labor disruptions,
•	General global economic and political conditions,
•	Competitive products (including low-priced imports) and substitute products,
•	Customer and competitor strategies,
•	The impact of pricing and production decisions,
•	Environmental matters (such as those requiring emission and discharge limits for existing and new facilities),
•	Government regulations and possible changes thereof,
•	Significant increases in the cost of providing medical coverage to employees,
•	The ultimate resolution of pending litigation, U.S. EPA investigations and audits conducted by the Internal Revenue Service,
•	International trade policies of the United States and certain foreign countries,
•	Operating interruptions (including, but not limited to, labor disputes, fires, explosions, unscheduled or unplanned downtime, supply disruptions and transportation interruptions),
•	Our ability to renew or refinance credit facilities,
•	The ability of our customers to obtain adequate credit,
•	Any possible future litigation, and
•	Other risks and uncertainties as discussed in this Quarterly Report and the 2010 Annual Report, including, without limitation, the section referenced above.

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

Recent Developments

We implemented selling price increases on certain products throughout the first quarter and into April of 2011 as ferrous scrap market prices continued to escalate. We currently believe we will be able to maintain positive overall margins on our products throughout 2011.

Customer orders were strong at the end of the first quarter of 2011 and based on current expectations that the economy will continue to recover at a modest pace, we believe 2011 shipment volumes will exceed 2010 shipment volumes.

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

	Three months ended March 31,
	2010	2011
	(In thousands)

Operating income as reported	$7,475	$13,740
Defined benefit pension credit	(1,212)	(4,750)
OPEB credit	(1,342)	(1,300)
Operating income before pension and OPEB	$4,921	$7,690

Operating income before pension and OPEB for the first quarter of 2011 was better than the first quarter of 2010 primarily due to an increase in shipment volumes and a slightly higher margin between selling prices and raw material costs, partially offset by increased costs of production due to frequent mill changes to meet customer orders as well as production outages related to the installation of new equipment.

Our consolidated sales volume and average per-ton selling prices for the first quarter of 2010 and 2011 are as follows:

	Three months ended March 31,
	2010		2011
Sales volume (000 tons):
Wire rod	81		93
Fabricated wire products	22		26
Industrial wire	11		16
Wire mesh	9		11
Bar	5		6
Coiled rebar		(1)		(1)
Other	3		3
Total	131		155

(1) Less than 1,000 tons.

Average per-ton selling prices:
Wire rod	$594		$707
Fabricated wire products	1,286		1,331
Industrial wire	881		963
Wire mesh	857		937
Bar	859		982
Coiled rebar	597		696
All products	755		856

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

Our consolidated net sales, cost of goods sold, operating costs and operating performance before pension and OPEB credit by segment are set forth in the following table:

	KSW	EWP	Calumet	Other(1)	Total
	(In thousands)
Three months ended March 31, 2010

Net sales	$102,490	$7,376	$4,251	$(14,374)	$99,743
Cost of goods sold	(91,767)	(7,172)	(3,898)	13,599	(89,238)
Gross margin	10,723	204	353	(775)	10,505

Selling and administrative expense	(3,738)	(567)	(206)	(1,073)	(5,584)
Operating income (loss) before pension/OPEB	$6,985	$(363)	$147	$(1,848)	$4,921

Three months ended March 31, 2011

Net sales	$135,337	$11,042	$6,397	$(18,613)	$134,163
Cost of goods sold	(122,882)	(10,681)	(6,109)	18,478	(121,194)
Gross margin	12,455	361	288	(135)	12,969

Selling and administrative expense	(3,645)	(579)	(188)	(867)	(5,279)
Operating income (loss) before pension/OPEB	$8,810	$(218)	$100	$(1,002)	$7,690

(1) Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	Three months ended March 31,
	2010	% of sales	2011	% of sales
	($ in thousands)

Net sales	$102,490	100.0%	$135,337	100.0%
Cost of goods sold	(91,767)	(89.5)	(122,882)	(90.8)
Gross margin	10,723	10.5	12,455	9.2

Selling and administrative expense	(3,738)	(3.6)	(3,645)	(2.7)
Operating income before pension/OPEB	$6,985	6.9%	$8,810	6.5%

The primary drivers of KSW’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended March 31,
	2010		2011
Sales volume (000 tons):
Wire rod	98		112
Fabricated wire products	22		26
Industrial wire	11		15
Billet	12		13
Coiled rebar		(1)		(1)
Total sales	143		166

(1) Less than 1,000 tons.

Average per-ton selling prices:
Wire rod	$593		$705
Fabricated wire products	1,286		1,331
Industrial wire	881		972
Billet	428		509
Coiled rebar	597		696
All products	709		811

Average per-ton ferrous scrap cost of goods sold	$250		$342

Increase in LIFO reserve and cost of goods sold	$306		$132

Average electricity cost per kilowatt hour	$0.04		$0.04

Kilowatt hours consumed (000 hours)	128,443		138,023

Average natural gas cost per therm	$0.58		$0.46

Natural gas therms consumed (000 therms)	5,924		5,765

KSW’s operating performance during the 2011 first quarter was also negatively impacted by increased variable costs of production due to frequent mill changes to meet customer orders.

Engineered Wire Products, Inc.

	Three months ended March 31,
	2010	% of sales	2011	% of sales
	($ in thousands)

Net sales	$7,376	100.0%	$11,042	100.0%
Cost of goods sold	(7,172)	(97.2)	(10,681)	(96.7)
Gross margin	204	2.8	361	3.3

Selling and administrative expense	(567)	(7.7)	(579)	(5.2)
Operating loss before pension/OPEB	$(363)	(4.9)	$(218)	(1.9)%

The primary drivers of EWP’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended March 31,
	2010	2011

Sales volume (000 tons):
Wire mesh	9	11
Industrial wire	-	1

Average per-ton selling prices:
Wire mesh	$857	$937
Industrial wire	-	807
All products	857	928

Average per-ton wire rod cost of goods sold	$587	$673

Increase in LIFO reserve and cost of goods sold	$93	$329

Keystone – Calumet, Inc.

	Three months ended March 31,
	2010	% of sales	2011	% of sales
	($ in thousands)

Net sales	$4,251	100.0%	$6,397	100.0%
Cost of goods sold	(3,898)	(91.7)	(6,109)	(95.5)
Gross margin	353	8.3	288	4.5

Selling and administrative expense	(206)	(4.8)	(188)	(2.9)
Operating income before pension/OPEB	$147	3.5%	$100	1.6%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended March 31,
	2010	2011

Sales volume (000 tons) - Bar	5	6

Average per-ton selling prices - Bar	$859	$982

Average per-ton billet cost of goods sold	$439	$493

Calumet’s operating performance during the first quarter of 2011 was also impacted by a 25-day production outage for the installation of new equipment which resulted in a higher percentage of fixed costs included in cost of goods sold and higher conversion cost due to production delays associated with the initial performance of the new equipment.  By the end of the first quarter most performance issues associated with the new equipment had been resolved.  We believe the new equipment will allow the mill to operate more efficiently, thereby reducing future conversion costs.

Pension Credit

Primarily due to an $86 million increase in our pension plans’ assets during 2010, we currently expect to record a defined benefit pension credit of $19.0 million during 2011 as compared to the $4.7 million defined benefit pension expense we recorded during 2010.  Accordingly, we recorded a defined benefit pension credit of $4.8 million during the first quarter of 2011 as compared to the $1.2 million credit recorded during the first quarter of 2010.

Income Tax Expense

A tabular reconciliation of the difference between the U.S. Federal statutory income tax rate and our effective income tax rates is included in Note 9 to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

Operating Activities

During the first quarter of 2011, net cash used in operations totaled $7.9 million as compared to net cash used in operations of $16.9 million during the first quarter of 2010.  The $9.0 million decrease in cash used for operating activities was primarily due to the net effects of:
•	higher operating income before pension and OPEB during 2011 of $2.8 million; and
•
less net cash used as a result of relative changes in our inventory in 2011 of $4.6 million due to lower inventory levels at March 31, 2011 caused by an increase in the rate at which we are selling inventory produced.

Investing Activities

We spent $2.7 million on capital expenditures during the first quarter of 2011 as compared to $1.6 million of capital expenditures during the first quarter of 2010.  The increase in capital expenditures primarily relates to upgrades of production equipment at KSW and Calumet.

Financing Activities

We increased borrowings on our revolving credit facility during the first quarter of 2011 by $10.5 million as compared to increasing borrowings by $19.8 million during the first quarter of 2010.  The decreased borrowings during 2011 were primarily due to the decreased usage of cash in operations as discussed above.

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

Pension and Other Postretirement Obligations

We currently do not expect to be required to make contributions to our defined benefit pension plans during 2011.  As allowed under certain of our amended benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2011 benefit payments due under one of our OPEB plans.  As such, we anticipate contributing an aggregate of $1.3 million to our OPEB plans during 2011. We have the ability to decide whether or not to exercise such rights on a year-by-year basis.  If we had not exercised such rights for 2011, our expected OPEB contributions would be $2.9 million higher.  Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and OPEB funding requirements in future periods.

Off-balance Sheet Financing Arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2010 Annual Report.

Working Capital and Borrowing Availability

	December 31,	March 31,
	2010	2011
	(In thousands)

Working capital	$55,095	$60,290
Outstanding balance under revolving credit facility	27,740	38,289

Additional borrowing availability	38,779	27,681

The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.2 million at March 31, 2011). Our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio, as defined in the agreement, of 1.0 if excess availability falls below $10.0 million.  Current forecasts indicate that we will be able to maintain excess availability of at least $10.0 million throughout 2011.  However, as of March 31, 2011, our fixed charge coverage ratio was 0.9; as such we could only borrow $17.7 million of the availability disclosed above without violating the financial covenants of the facility.

Based upon our current expectations, we expect to have sufficient liquidity to meet our future short-term and long-term obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements affecting our Condensed Consolidated Financial Statements for the period ended March 31, 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2010 Annual Report.  There have been no changes in our critical accounting policies during the first quarter of 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the 2010 Annual Report for a discussion of the market risks associated with changes in interest rates and ferrous scrap costs that affect us.  There have been no material changes in such market risks during the first quarter of 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2011.  Based upon their evaluation, these executive officers have concluded our disclosure controls and procedures were effective as of March 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Reference is made to disclosure provided under the caption "Other current litigation" in Note 5 to our Condensed Consolidated Financial Statements.

ITEM 1A.	Risk Factors.

Reference is made to our 2010 Annual Report for a discussion of risk factors related to our businesses.  There have been no material changes in such risk factors during the first quarter of 2011.

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

Keystone Consolidated Industries, Inc.
(Registrant)

Date: May 13, 2011	By/s/ Bert E. Downing, Jr. Bert E. Downing, Jr. Vice President, Chief Financial Officer, Corporate Controller and Treasurer