Form 10-Q
period 2011-06-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2011-08-12
CIK 55604

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011	Commission file number 1-3919

Keystone Consolidated Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	37-0364250
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(972) 458-0028

Indicate by check mark:

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company(as defined in Rule 12b-2 of the Act). Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐.

Number of shares of common stock outstanding on August 12, 2011: 12,101,932

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
ASSETS	2010	2011
		(unaudited)
Current assets:
Accounts receivable, net	$46,765	$70,524
Inventories	45,944	65,160
Deferred income taxes	17,501	17,501
Income taxes receivable	2,029	—
Prepaid expenses and other	1,474	1,326

Total current assets	113,713	154,511

Property, plant and equipment:
Land	1,468	1,468
Buildings and improvements	63,375	64,509
Machinery and equipment	338,071	341,227
Construction in progress	4,628	5,655

	407,542	412,859
Less accumulated depreciation	319,533	324,877

Net property, plant and equipment	88,009	87,982

Other assets:
Pension asset	153,962	169,216
Other, net	1,533	1,491

Total other assets	155,495	170,707

Total assets	$357,217	$413,200

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	June 30,
	2010	2011
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$27,744	$48,334
Accounts payable	6,694	12,287
Accrued OPEB cost	1,279	1,279
Other accrued liabilities	22,901	25,769

Total current liabilities	58,618	87,669

Noncurrent liabilities:
Long-term debt	937	959
Accrued OPEB cost	45,247	45,804
Deferred income taxes	58,830	67,989
Other accrued liabilities	1,849	1,646

Total noncurrent liabilities	106,863	116,398

Stockholders’ equity:
Common stock	125	121
Additional paid-in capital	100,111	98,863
Accumulated other comprehensive loss	(97,307)	(96,133)
Retained earnings	189,603	206,282
Treasury stock	(796)	-

Total stockholders’ equity	191,736	209,133

Total liabilities and stockholders’ equity	$357,217	$413,200

Commitments and contingencies (Note 6)

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	(unaudited)
	2010	2011	2010	2011
Net sales	$134,970	$155,955	$234,713	$290,118
Cost of goods sold	(120,246)	(140,920)	(209,484)	(262,114)

Gross margin	14,724	15,035	25,229	28,004

Other operating income (expense):
Selling expense	(1,792)	(1,983)	(3,501)	(3,798)
General and administrative expense	(4,006)	(4,260)	(7,881)	(7,724)
Defined benefit pension credit	1,209	4,750	2,421	9,500
Other postretirement benefit credit	1,345	1,299	2,687	2,599

Total other operating income (expense)	(3,244)	(194)	(6,274)	577

Operating income	11,480	14,841	18,955	28,581

Nonoperating income (expense):
Interest expense	(622)	(328)	(1,065)	(603)
Other income, net	83	425	147	548

Total nonoperating income (expense)	(539)	97	(918)	(55)

Income before income taxes	10,941	14,938	18,037	28,526
Provision for income taxes	(4,192)	(5,942)	(6,913)	(11,847)

Net income	$6,749	$8,996	$11,124	$16,679

Basic and diluted income per share	$0.56	$0.74	$0.92	$1.38

Basic and diluted weighted average shares outstanding	12,102	12,102	12,102	12,102

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2010	2011
	(unaudited)
Cash flows from operating activities:
Net income	$11,124	$16,679
Depreciation and amortization	6,546	5,682
Deferred income taxes	3,912	8,389
Defined benefit pension credit	(2,421)	(9,500)
OPEB credit	(2,687)	(2,599)
OPEB payments	(467)	(653)
Other, net	285	68
Change in assets and liabilities:
Accounts receivable	(17,261)	(23,701)
Inventories	(29,471)	(19,216)
Accounts payable	5,954	5,593
Accrued liabilities	4,126	2,547
Income taxes	(489)	2,147
Other, net	1,133	(302)

Net cash used in operating activities	(19,716)	(14,866)

Cash flows from investing activities:
Capital expenditures	(3,341)	(5,778)
Other, net	36	61

Net cash used in investing activities	(3,305)	(5,717)

Cash flows from financing activities:
Revolving credit facility, net	26,307	20,591
Principal payments on other notes payable and long-term debt	(3,271)	(2)
Deferred financing costs paid	(15)	(6)

Net cash provided by financing activities	23,021	20,583

Net change in cash and cash equivalents	0	0
Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$0	$0

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$899	$542
Income taxes, net	3,490	1,765

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Six months ended June 30, 2011

(In thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)		Retained earnings	Treasury stock	Total	Comprehensive income
			Pensions	OPEB
	(unaudited)

Balance – December 31, 2010	$125	$100,111	$(116,745)	$19,438	$189,603	$(796)	$191,736

Net income	–	–	–	–	16,679	–	16,679	$16,679

Retirement of treasury stock	(4)	(1,248)	–	–	–	796	(456)

Amortization of actuarial losses	–	–	3,103	2,582	–	–	5,685	5,685

Amortization of prior service cost (credit)	–	–	372	(4,883)	–	–	(4,511)	(4,511)

Balance – June 30, 2011	$121	$98,863	$(113,270)	$17,137	$206,282	$–	$209,133

Comprehensive income								$17,853

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

Note 1 – Organization and basis of presentation:

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the Securities and Exchange Commission (“SEC”) on March 17, 2011 (the “2010 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the prior year’s Condensed Consolidated Financial Statements to the current year’s classifications. As compared to the 2010 Annual Report, we have omitted certain information and footnote disclosures from this Quarterly Report that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2011 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2010 Consolidated Financial Statements contained in the 2010 Annual Report.

At June 30, 2011, Contran Corporation (“Contran”) owned approximately 75% of our outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Keystone Consolidated Industries, Inc. (“KCI”) and its subsidiaries, taken as a whole.

Note 2 – Proposed Subscription Rights Offering:

In May 2011, we filed a preliminary registration statement on Form S-1 with the SEC in connection with a proposed distribution of non-transferable subscription rights to our common stockholders to purchase an aggregate of up to 3,025,483 shares of our common stock. Following the SEC declaring the registration statement effective under the Securities Act of 1933, as amended, we plan to distribute one subscription right for each share of common stock held on a record date to be determined. Each whole subscription right would entitle the record holder of common stock to purchase 0.25 shares of our common stock at a per-share subscription price to be determined by our board of directors.

We would not issue any fractional shares of common stock in the subscription rights offering, and holders would only be entitled to purchase a whole number of shares of common stock, rounded down to the nearest whole share a holder would otherwise be entitled to purchase. Subscribers who exercise their rights in full would be entitled to over-subscribe for additional shares, subject to certain limitations, to the extent shares are available.

Assuming the subscription rights offering is completed, we intend to use all of the net proceeds from the sale of the common stock pursuant to the subscription rights offering to declare and pay a special one-time dividend to all of the holders of our common stock on a record date to be determined shortly after completion of the subscription rights offering. See Note 5.

Contran has indicated to us that it would purchase all of the shares of common stock to which it is entitled in the subscription rights offering pursuant to its subscription rights, and subject to the availability of shares, Contran would exercise its over-subscription privilege to the fullest extent possible. Consequently, even if no stockholders other than Contran exercise their subscription rights, the subscription rights offering would nonetheless be fully subscribed.

There is no assurance that the registration statement will be declared effective, or that we would commence the subscription rights offering (as outlined above or otherwise). Also, assuming we commence the subscription rights offering, there is no assurance that it would be completed, since we intend to reserve the right to cancel or terminate the subscription rights offering at any time before the expiration of the subscription rights offering and for any reason.

Note 3 – Business segment information:

Our operating segments are organized by our manufacturing facilities and include three reportable segments:

—

Keystone Steel & Wire (“KSW”), located in Peoria, Illinois, operates an electric arc furnace mini-mill, rod mill, industrial wire mill and wire product fabrication facilities and manufactures and sells wire rod, coiled rebar, industrial wire, fabricated wire and other products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets;

—

Engineered Wire Products, Inc. (“EWP”), located in Upper Sandusky, Ohio, manufactures and sells wire mesh in both roll and sheet form that is utilized as reinforcement in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges; and

—

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

	Three months ended June 30,		Six months ended June 30,
	(In thousands)		(In thousands)
	2010	2011	2010	2011
Net sales:
KSW	$130,892	$149,682	$233,382	$285,019
EWP	12,991	17,368	20,367	28,410
Calumet	5,735	9,515	9,986	15,912
Elimination of intersegment sales	(14,648)	(20,610)	(29,022)	(39,223)

Total net sales	$134,970	$155,955	$234,713	$290,118

Operating income:
KSW	$ 8,533	$ 8,745	$ 15,518	$ 17,555
EWP	873	903	510	685
Calumet	499	336	646	436
Pension credit	1,209	4,750	2,421	9,500
OPEB credit	1,345	1,299	2,687	2,599
Other(1)	(979)	(1,192)	(2,827)	(2,194)

Total operating income	11,480	14,841	18,955	28,581

Non operating income (expense):
Interest expense	(622)	(328)	(1,065)	(603)
Other income, net	83	425	147	548

Income before income taxes	$ 10,941	$ 14,938	$ 18,037	$ 28,526

(1) Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

On a quarterly basis, we estimate our LIFO reserve balances that would be required at the end of the year based on projections of year-end inventory quantities and costs, and we record a pro-rated, year-to-date change in our LIFO reserve balances from the prior year-end based on these projections. Changes in LIFO reserves are reflected in cost of goods sold. The changes in KSW’s and EWP’s LIFO inventory reserve balances for the 2010 and 2011 periods are presented in the table below.

	Increase (decrease) in LIFO reserve
	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(In thousands)

KSW	$ (328)	$ 732	$ (22)	$ 863
EWP	63	453	157	782

Total	$ (265)	$1,185	$135	$1,645

During the second quarter of 2011, we increased KSW’s and EWP’s LIFO inventory reserve balances primarily due to an increase in our estimated raw material costs expected to be in inventory as of the end of the year.

Note 4 – Inventories, net:

	December 31,	June 30,
	2010	2011
	(In thousands)
Raw materials	$3,957	$5,302
Billet	5,832	6,687
Wire rod	7,042	19,430
Work in process	5,030	6,610
Finished products	22,821	30,089
Supplies	25,919	23,344

Inventory at FIFO	70,601	91,462
Less LIFO reserve	24,657	26,302

Total	$45,944	$65,160

We believe our LIFO reserve represents the excess of replacement or current cost over the stated LIFO value of our inventories.

Note 5 – Debt:

	December 31,	June 30,
	2010	2011
	(In thousands)
Wells Fargo revolving credit facility	$27,740	$48,331
Other	941	962

Total debt	28,681	49,293
Less current maturities	27,744	48,334

Total long-term debt	$937	$959

In May 2011, we amended the terms of our revolving credit facility to exclude cash dividends we pay, to the extent funded with proceeds we receive from the issuance of our equity securities (such as the possible special one-time cash dividend discussed in Note 2), from the definition of fixed charges for purposes of certain financial covenants contained in the credit facility.

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us. At June 30, 2011, the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.1 million, including our recorded accrual of $.6 million. Our cost estimates have not been discounted to present value due to the uncertainty of the timing of the pay out. At each balance sheet date, we make an estimate of the amount of our accrued environmental costs that will be paid out over the subsequent twelve months, and we classify such amount as a current liability. We classify the remainder of the accrued environmental costs as noncurrent liabilities. See Note 7.

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

Prior to one of our subsidiaries’ 1996 acquisition of DeSoto, Inc. (“DeSoto”), DeSoto was notified by the Texas Natural Resource Conservation Commission (now called the Texas Commission on Environmental Quality or “TCEQ”) that there were certain deficiencies in prior reports to the TCEQ relative to one of DeSoto’s non-operating facilities located in Gainesville, Texas. During 1999, that subsidiary entered into the TCEQ’s Voluntary Cleanup Program as it relates to that facility. Remediation activities at this site are expected to continue for another two to three years and total future remediation costs are presently estimated to be between $.3 million and $1.7 million.

In February 2009, we received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency (the “U.S. EPA”) regarding alleged air permit issues at KSW. The U.S. EPA alleges KSW (i) is exceeding its sulfur dioxide emission limits set forth in its permits, (ii) failed to apply for a permit that would be issued under the U.S. Clean Air Act and the Illinois Environmental Protection Act in connection with the installation of certain equipment in its melt shop, and (iii) failed to monitor pH readings of an air scrubber in the wire galvanizing area of the plant. We disagree with the U.S. EPA’s assertions and we were in discussions with the U.S. EPA throughout 2009. On December 31, 2009, we were notified the case had been referred to the Department of Justice (the “DOJ”) for review and follow-up. During the first quarter of 2010, we submitted letters regarding our perspective on the matter to the DOJ and we are awaiting their response. During the second quarter of 2010, the U.S. EPA requested additional information regarding the alleged permit issues and we submitted such information in May 2010. While we continue to dispute some of the U.S. EPA’s underlying assertions about the alleged violations, we have already undertaken corrective actions to address others and have worked diligently in the past year to reach a resolution of the matter.

In July 2011, we received a Notice and Finding of Violation (“NOV/FOV”) from the U.S. EPA alleging that KSW failed to properly control air emissions and install a baghouse in accordance with terms and conditions of its Prevention of Significant Deterioration (“PSD”) construction permit issued on June 1, 2000. KSW disputes this finding and is availing itself of its right to meet and conference with the U.S. EPA during the third quarter of 2011.

We have not agreed upon any additional response actions in connection with the February 2009 NOV or the recently issued July 2011 NOV/FOV. Therefore, we cannot estimate any potential costs to us to resolve these matters and we can make no assurance our efforts will be successful or that we can avoid any enforcement action or resulting fines from these alleged violations.

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

Note 7 – Other accrued liabilities:

	December 31,	June 30,
	2010	2011
	(In thousands)
Current:
Employee benefits	$12,679	$14,631
Self insurance	4,935	5,886
Environmental	472	385
Other	4,815	4,867

Total	$22,901	$25,769

Noncurrent:
Workers compensation payments	$1,242	$1,070
Environmental	265	180
Other	342	396

Total	$1,849	$1,646

Note 8 – Retirement of treasury stock:

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

Note 9 – Employee benefit plans:

We currently expect to record a defined benefit pension credit of $19.0 million during 2011 and we anticipate no cash contributions to our defined benefit pension plans will be required during 2011. The components of our net periodic defined benefit pension credit for the second quarter and first six months of 2010 and 2011 are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(In thousands)
Service cost	$832	$931	$1,664	$1,862
Interest cost	4,937	4,752	9,873	9,504
Expected return on plan assets	(10,951)	(13,310)	(21,902)	(26,620)
Amortization of accumulated other comprehensive income:
Prior service cost	303	308	605	616
Actuarial losses	3,670	2,569	7,339	5,138

Total credit	$(1,209)	$(4,750)	$(2,421)	$(9,500)

We currently expect our 2011 other postretirement benefit (“OPEB”) credit will be $5.2 million. As allowed under certain of our benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2011 benefit payments due under one of our OPEB plans. As such, we anticipate contributing an aggregate of $1.3 million to our OPEB plans during 2011. We have the ability to decide whether or not to exercise such rights on a year-by-year basis. If we had not exercised such rights for 2011, our expected OPEB contributions would be approximately $2.9 million higher. The components of our net periodic credit related to OPEB for the second quarter and first six months of 2010 and 2011 are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(In thousands)
Service cost	$27	$33	$55	$64
Interest cost	609	573	1,220	1,147
Amortization of accumulated other comprehensive income:
Prior service credit	(3,966)	(4,043)	(7,932)	(8,085)
Actuarial losses	1,985	2,138	3,970	4,275

Total credit	$(1,345)	$(1,299)	$(2,687)	$(2,599)

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

Note 10 – Income taxes:

	Six months ended
	June 30,
	2010	2011
	(In thousands)
Expected income tax expense, at statutory rate	$6,313	$9,984
U.S. state income tax expense, net	574	1,848
Other, net	26	15

Income tax expense	$6,913	$11,847

Our provision for income taxes in the first half of 2011 includes a $.7 million non-cash charge for state deferred income taxes. The non-cash charge is related to an increase in our effective state income tax rate primarily as a result of an increase in the tax rate of the State of Illinois.

Note 11 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31, 2010		June 30, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Restricted cash equivalents	$250	$250	$249	$249
Accounts receivable, net	46,765	46,765	70,524	70,524
Accounts payable	6,694	6,694	12,287	12,287

Debt:
Variable-rate debt	27,740	27,740	48,331	48,331
Fixed-rate debt	941	1,019	962	1,029

Due to their nature, the carrying amounts of our restricted cash equivalents and variable rate indebtedness are considered equivalent to fair value. Additionally, due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. The fair value of our fixed-rate indebtedness was based on the net present value of our remaining debt payments at an interest rate commensurate with our variable-rate debt which represents Level 3 inputs as defined in ASC Topic 820-10-35. Note that 99% of the carrying value of our fixed-rate debt at December 31, 2010 and June 30, 2011 relates to a $1.1 million non-interest bearing note. Because it is non-interest bearing, we have calculated an imputed interest rate on the note and carry the note at a value discounted for such interest.

Note 12 – Recent Accounting Pronouncements:

In May 2011 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 contains technical adjustments and clarifications to more closely align the U.S. GAAP and International Financial Reporting Standards (“IFRS”) for fair value and will be effective for our first quarter 2012 report. We do not believe the adoption of this standard will have a material affect on our Condensed Consolidated Financial Statements.

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 will eliminate the option of presenting comprehensive income as a component of the Consolidated Statement of Equity and will instead require comprehensive income be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. This standard will be effective for our first quarter 2012 report. Upon adoption of ASU 2011-05, we intend to present our comprehensive income in a separate Consolidated Statement of Comprehensive Income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking and are not statements of fact. Some statements found in this report including, but not limited to, statements found in Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the Securities and Exchange Commission including, but not limited to, the following:

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

Recent Developments

We implemented selling price increases on certain products throughout the first half of 2011 as ferrous scrap market prices continued to escalate. We currently believe we will be able to maintain positive overall margins on our products throughout 2011.

Customer orders were strong at the end of the second quarter of 2011 and based on current expectations that the economy will continue to recover at a modest pace, we believe 2011 shipment volumes will exceed 2010 shipment volumes.

On May 19, 2011, we filed a preliminary registration statement on Form S-1 with the SEC in connection with a proposed distribution of non-transferable subscription rights to our common stockholders. See Notes 2 and 5 to our Condensed Consolidated Financial Statements.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(In thousands)		(In thousands)

Operating income as reported	$11,480	$14,841	$18,955	$28,581
Defined benefit pension credit	(1,209)	(4,750)	(2,421)	(9,500)
OPEB credit	(1,345)	(1,299)	(2,687)	(2,599)

Operating income before pension and OPEB	$8,926	$8,792	$13,847	$16,482

Operating income before pension and OPEB for the second quarter of 2011 approximated prior year as a slightly higher margin between selling prices and raw material costs was offset by increased costs of production due to outages related to malfunctioning equipment and unfavorable LIFO adjustments (see Note 3 to our Condensed Consolidated Financial Statements).

Operating income before pension and OPEB for the first half of 2011 was better than the first half of 2010 due to first quarter 2011 results. The first quarter of 2011 was characterized by increased shipment volumes and a slightly higher margin between selling prices and raw material costs, partially offset by increased costs of production due to frequent mill changes to meet customer orders as well as production outages related to the installation of new equipment.

Our consolidated sales volume and average per-ton selling prices for the second quarter and first six months of 2010 and 2011 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Sales volume(000 tons):
Wire rod	108	107	189	200
Fabricated wire products	23	21	45	46
Industrial wire	15	15	27	31
Wire mesh	15	17	23	28
Bar	6	8	11	14
Coiled rebar	2	4	3	5
Other	4	3	6	6

Total	173	175	304	330

Average per-ton selling prices:
Wire rod	$629	$754	$614	$732
Fabricated wire products	1,315	1,359	1,301	1,344
Industrial wire	927	1,036	907	998
Wire mesh	884	1,015	874	984
Bar	906	1,028	886	1,009
Coiled rebar	641	737	636	734
All products	773	882	765	869

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

Our consolidated net sales, cost of goods sold, operating costs and operating performance before pension and OPEB credit by segment are set forth in the following table:

	KSW	EWP	Calumet	Other(1)	Total
	(In thousands)
Three months ended June 30, 2010

Net sales	$130,892	$12,991	$5,735	$(14,648)	$134,970
Cost of goods sold	(118,228)	(11,585)	(5,087)	14,654	(120,246)

Gross margin	12,664	1,406	648	6	14,724

Selling and administrative expense	(4,131)	(533)	(149)	(985)	(5,798)

Operating income before pension/OPEB	$8,533	$873	$499	$(979)	$8,926

Three months ended June 30, 2011

Net sales	$149,682	$17,368	$9,515	$(20,610)	$155,955
Cost of goods sold	(136,216)	(15,949)	(8,975)	20,220	(140,920)

Gross margin	13,466	1,419	540	(390)	15,035

Selling and administrative expense	(4,721)	(516)	(204)	(802)	(6,243)

Operating income before pension/OPEB	$8,745	$903	$336	$(1,192)	$8,792

Six months ended June 30, 2010:

Net sales	$233,382	$20,367	$9,986	$(29,022)	$234,713
Cost of goods sold	(209,995)	(18,757)	(8,985)	28,253	(209,484)

Gross margin	23,387	1,610	1,001	(769)	25,229

Selling and administrative expense	(7,869)	(1,100)	(355)	(2,058)	(11,382)

Operating income before pension/OPEB	$15,518	$510	$646	$(2,827)	$13,847

Six months ended June 30, 2011:

Net sales	$285,019	$28,410	$15,912	$(39,223)	$290,118
Cost of goods sold	(259,098)	(26,630)	(15,084)	38,698	(262,114)

Gross margin	25,921	1,780	828	(525)	28,004

Selling and administrative expense	(8,366)	(1,095)	(392)	(1,669)	(11,522)

Operating income before pension/OPEB	$17,555	$685	$436	$(2,194)	$16,482

(1) Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	Three months ended June 30,
	2010	% of sales	2011	% of sales
	($ in thousands)

Net sales	$130,892	100.0%	$149,682	100.0%
Cost of goods sold	(118,228)	(90.3)	(136,216)	(91.0)

Gross margin	12,664	9.7	13,466	9.0
Selling and administrative expense	(4,131)	(3.2)	(4,721)	(3.2)

Operating income before pension/OPEB	$8,533	6.5%	$8,745	5.8%

	Six months ended June 30,
	2010	% of sales	2011	% of sales
	($ in thousands)

Net sales	$233,382	100.0%	$285,019	100.0%
Cost of goods sold	(209,995)	(90.0)	(259,098)	(90.9)

Gross margin	23,387	10.0	25,921	9.1
Selling and administrative expense	(7,869)	(3.4)	(8,366)	(2.9)

Operating income before pension/OPEB	$15,518	6.6%	$17,555	6.2%

The primary drivers of KSW’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Sales volume(000 tons):
Wire rod	124	126	222	238
Fabricated wire products	23	21	45	46
Industrial wire	15	14	27	30
Billet	12	14	24	26
Coiled rebar	2	4	3	5

Total	176	179	321	345

Average per-ton selling prices:
Wire rod	$630	$751	$614	$729
Fabricated wire products	1,315	1,359	1,301	1,344
Industrial wire	927	1,044	907	1,006
Billet	457	558	443	534
Coiled rebar	641	737	636	734
All products	734	830	723	821
Average per-ton ferrous scrap cost of goods sold	$318	$383	$283	$363
Increase (decrease) in LIFO reserve and cost of goods sold	$(328)	$732	$(22)	$863
Average electricity cost per kilowatt hour	$0.04	$0.04	$0.04	$0.04
Kilowatt hours consumed (000 hrs)	138,913	140,918	267,355	278,941
Average natural gas cost per therm	$0.46	$0.51	$0.53	$0.48
Natural gas therms consumed (000 therms)	4,638	4,554	10,561	10,319

KSW’s operating performance during the second quarter and first half of 2011 was also negatively impacted by increased variable costs of production due to outages related to malfunctioning equipment and frequent mill changes to meet customer orders.

Engineered Wire Products, Inc.

	Three months ended June 30,
	2010	% of sales	2011	% of sales
	($ in thousands)

Net sales	$12,991	100.0%	$17,368	100.0%
Cost of goods sold	(11,585)	(89.2)	(15,949)	(91.8)

Gross margin	1,406	10.8	1,419	8.2
Selling and administrative expense	(533)	(4.1)	(516)	(3.0)

Operating income before pension/OPEB	$873	6.7%	$903	5.2%

	Six months ended June 30,
	2010	% of sales	2011	% of sales
	($ in thousands)

Net sales	$20,367	100.0%	$28,410	100.0%
Cost of goods sold	(18,757)	(92.1)	(26,630)	(93.7)

Gross margin	1,610	7.9	1,780	6.3
Selling and administrative expense	(1,100)	(5.4)	(1,095)	(3.9)

Operating income before pension/OPEB	$510	2.5%	$685	2.4%

The primary drivers of EWP’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Sales volume (000 tons):
Wire mesh	15	17	23	28
Industrial wire	-	1	-	1

Total	15	18	23	29

Average per-ton selling prices:
Wire mesh	$884	$1,015	$874	$984
Industrial wire	-	859	-	830
All products	884	1,009	874	976
Average per-ton wire rod cost of goods sold	$638	$707	$617	$694
Increase in LIFO reserve and cost of goods sold	$63	$453	$157	$782

EWP’s operating performance during the second quarter of 2011 was also negatively impacted by increased maintenance costs primarily due to repairs and maintenance on aging equipment.

Keystone – Calumet, Inc.

	Three months ended June 30,
	2010	% of sales	2011	% of sales
	($ in thousands)

Net sales	$5,735	100.0%	$9,515	100.0%
Cost of goods sold	(5,087)	(88.7)	(8,975)	(94.3)

Gross margin	648	11.3	540	5.7
Selling and administrative expense	(149)	(2.6)	(204)	(2.1)

Operating income before pension/OPEB	$499	8.7%	$336	3.6%

	Six months ended June 30,
	2010	% of sales	2011	% of sales
	($ in thousands)

Net sales	$9,986	100.0%	$15,912	100.0%
Cost of goods sold	(8,985)	(90.0)	(15,084)	(94.8)

Gross margin	1,001	10.0	828	5.2
Selling and administrative expense	(355)	(3.6)	(392)	(2.5)

Operating income before pension/OPEB	$646	6.4%	$436	2.7%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Sales volume(000 tons) - Bar	6	8	11	14
Average per-ton selling prices - Bar	$906	$1,028	$886	$1,009
Average per-ton billet cost of goods sold	$475	$598	$459	$555

Calumet’s operating performance during the second quarter and first half of 2011 was also impacted by production outages due to old malfunctioning equipment as well as the installation of new equipment during the first quarter of 2011 which resulted in a higher percentage of fixed costs (fixed costs as a percentage of sales was approximately .5% higher in 2011 periods) included in cost of goods sold and higher conversion costs due to significant production delays associated with the performance of the new equipment throughout the first half of 2011. We expect most of the performance issues associated with both the old malfunctioning equipment and the new equipment will be resolved during the third quarter. We believe the new equipment will allow the mill to operate more efficiently, thereby reducing future conversion costs.

Pension Credit

Primarily due to an $86 million increase in our pension plans’ assets during 2010, we currently expect to record a defined benefit pension credit of $19.0 million during 2011 as compared to the $4.7 million credit we recorded during 2010. Accordingly, during the second quarter and first six months of 2011 we recorded a defined benefit pension credit of $4.8 million and $9.5 million, respectively, as compared to the $1.2 million and $2.4 million credit recorded during the second quarter and first six months of 2010, respectively.

Income Tax Expense

A tabular reconciliation of the difference between the U.S. Federal statutory income tax rate and our effective income tax rates is included in Note 10 to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

Operating Activities

During the first six months of 2011, net cash used in operations totaled $14.9 million as compared to net cash used in operations of $19.7 million during the first six months of 2010. The $4.8 million decrease in cash used for operating activities was primarily due to the net effects of:

•	higher operating income before pension and OPEB during 2011 of $2.6 million;
•	higher net cash used as a result of relative changes in our accounts receivable in 2011 of $6.4 million primarily due to increased selling prices; and
•

less net cash used as a result of relative changes in our inventory in 2011 of $10.3 million due to lower inventory levels at June 30, 2011 caused by an increase in the rate at which we are selling inventory produced (Days Sales in Inventory was 61 and 45 at June 30, 2010 and June 30, 2011, respectively).

Investing Activities

We spent $5.8 million on capital expenditures during the first half of 2011 as compared to $3.3 million of capital expenditures during the first half of 2010. The increase in capital expenditures primarily relates to upgrades of production equipment at KSW and Calumet.

Financing Activities

We increased borrowings on our revolving credit facility during the first half of 2011 by $20.6 million as compared to increasing borrowings by $26.3 million during the first half of 2010. The decreased borrowings during 2011 were primarily due to the decreased usage of cash in operations as discussed above and significantly lower principal payments during 2011 as we no longer have significant debt other than our revolving credit facility, partially offset by increased capital expenditures.

Future Cash Requirements

Capital Expenditures

We currently expect capital expenditures for the remainder of 2011 to be approximately $8 million and are primarily related to upgrades of production equipment. We expect to fund capital expenditures using cash flows from operations and borrowing availability under our revolving credit facility.

Commitments and Contingencies

See Note 6 to the Condensed Consolidated Financial Statements for a description of certain legal proceedings.

Pension and Other Postretirement Obligations

We currently do not expect to be required to make contributions to our defined benefit pension plans during 2011. As allowed under certain of our benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2011 benefit payments due under one of our OPEB plans. As such, we anticipate contributing an aggregate of $1.3 million to our OPEB plans during 2011. We have the ability to decide whether or not to exercise such rights on a year-by-year basis. If we had not exercised such rights for 2011, our expected OPEB contributions would be $2.9 million higher. Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and OPEB funding requirements in future periods.

Off-balance Sheet Financing Arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2010 Annual Report.

Working Capital and Borrowing Availability

	December 31,	June 30,
	2010	2011
	(In thousands)
Working capital	$55,095	$66,842
Outstanding balance under revolving credit facility	27,740	48,331
Additional borrowing availability	38,779	17,432

The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.2 million at June 30, 2011). Our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio, as defined in the agreement, of 1.0 if excess availability falls below $10.0 million. Current forecasts indicate we will be able to maintain excess availability of at least $10.0 million throughout 2011. However, as of June 30, 2011, our fixed charge coverage ratio was 0.99; as such we could only borrow $7.4 million of the availability disclosed above without violating the financial covenants of the facility.

Based upon our current expectations, we expect to have sufficient liquidity to meet our future short-term and long-term obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 12 to our Condensed Consolidated Financial Statements for the projected impact of recent accounting pronouncements on our financial position and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2010 Annual Report. There have been no changes in our critical accounting policies during the first half of 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the 2010 Annual Report for a discussion of the market risks associated with changes in interest rates and ferrous scrap costs that affect us. There have been no material changes in such market risks during the first half of 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon their evaluation, these executive officers have concluded our disclosure controls and procedures were effective as of June 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Reference is made to disclosure provided under the caption “Other current litigation” in Note 6 to our Condensed Consolidated Financial Statements.

ITEM 1A.	Risk Factors.

Reference is made to our 2010 Annual Report for a discussion of risk factors related to our businesses. There have been no material changes in such risk factors during the first half of 2011.

ITEM 6.	Exhibits.

(a)

We have retained a signed original of any exhibit listed below that contains signatures, and we will provide any such exhibit to the Commission or its staff upon request. The following exhibit is included herein:

31.1	Certification.

31.2	Certification.

32.1	Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Keystone Consolidated Industries, Inc.

    (Registrant)

Date: August 12, 2011	BY:	/s/ Bert E. Downing, Jr.
Bert E. Downing, Jr.
Vice President, Chief Financial Officer, Corporate Controller and Treasurer