Form 10-Q
period 2011-09-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2011-11-09
CIK 55604

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011	Commission file number 1-3919

Keystone Consolidated Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	37-0364250
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(972) 458-0028

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

Number of shares of common stock outstanding on November 9, 2011: 12,101,932

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
ASSETS	2010	2011
		(unaudited)
Current assets:
Accounts receivable, net	$46,765	$66,663
Inventories	45,944	68,160
Deferred income taxes	17,501	17,501
Income taxes receivable	2,029	—
Prepaid expenses and other	1,474	2,397

Total current assets	113,713	154,721

Property, plant and equipment:
Land	1,468	1,468
Buildings and improvements	63,375	64,712
Machinery and equipment	338,071	345,205
Construction in progress	4,628	4,512

	407,542	415,897
Less accumulated depreciation	319,533	326,911

Net property, plant and equipment	88,009	88,986

Other assets:
Pension asset	153,962	176,898
Other, net	1,533	1,473

Total other assets	155,495	178,371

Total assets	$357,217	$422,078

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	September 30,
	2010	2011
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$27,744	$43,229
Accounts payable	6,694	13,914
Accrued OPEB cost	1,279	1,279
Other accrued liabilities	22,901	29,866

Total current liabilities	58,618	88,288

Noncurrent liabilities:
Long-term debt	937	971
Accrued OPEB cost	45,247	46,244
Deferred income taxes	58,830	69,286
Other accrued liabilities	1,849	1,959

Total noncurrent liabilities	106,863	118,460

Stockholders’ equity:
Common stock	125	121
Additional paid-in capital	100,111	99,004
Accumulated other comprehensive loss	(97,307)	(95,513)
Retained earnings	189,603	211,718
Treasury stock	(796)	-

Total stockholders’ equity	191,736	215,330

Total liabilities and stockholders’ equity	$357,217	$422,078

Commitments and contingencies (Note 5)

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	(unaudited)
	2010	2011	2010	2011
Net sales	$113,608	$140,973	$348,321	$431,091
Cost of goods sold	(108,100)	(132,129)	(317,584)	(394,243)

Gross margin	5,508	8,844	30,737	36,848

Other operating income (expense):
Selling expense	(1,448)	(1,775)	(4,949)	(5,573)
General and administrative expense	(2,434)	(3,881)	(10,315)	(11,605)
Defined benefit pension credit	1,211	4,750	3,632	14,250
Other postretirement benefit credit	1,342	1,299	4,029	3,898

Total other operating income (expense)	(1,329)	393	(7,603)	970

Operating income	4,179	9,237	23,134	37,818

Nonoperating income (expense):
Interest expense	(502)	(319)	(1,567)	(922)
Other income, net	125	113	272	661

Total nonoperating expense	(377)	(206)	(1,295)	(261)

Income before income taxes	3,802	9,031	21,839	37,557
Provision for income taxes	(1,483)	(3,595)	(8,396)	(15,442)

Net income	$2,319	$5,436	$13,443	$22,115

Basic and diluted income per share	$0.19	$0.45	$1.11	$1.83

Basic and diluted weighted average shares outstanding	12,102	12,102	12,102	12,102

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2010	2011
	(unaudited)
Cash flows from operating activities:
Net income	$13,443	$22,115
Depreciation and amortization	9,119	8,350
Deferred income taxes	5,058	9,279
Defined benefit pension credit	(3,632)	(14,250)
OPEB credit	(4,029)	(3,898)
OPEB payments	(978)	(820)
Other, net	82	118
Change in assets and liabilities:
Accounts receivable	(11,356)	(19,839)
Inventories	(26,343)	(22,216)
Accounts payable	2,849	7,220
Accrued liabilities	3,271	6,755
Income taxes	3,441	2,349
Other, net	(371)	(1,464)

Net cash used in operating activities	(9,446)	(6,301)

Cash flows from investing activities:
Capital expenditures	(6,512)	(9,492)
Other, net	106	85

Net cash used in investing activities	(6,406)	(9,407)

Cash flows from financing activities:
Revolving credit facility, net	22,448	15,487
Principal payments on other notes payable and long-term debt	(6,225)	(3)
Deferred financing costs paid	(371)	(9)
Transactions with stockholders	–	233

Net cash provided by financing activities	15,852	15,708

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–

Cash and cash equivalents, end of period	$–	$–

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$1,224	$824
Income taxes paid (refunded), net	(103)	4,203

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Nine months ended September 30, 2011

(In thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)		Retained earnings	Treasury stock	Total	Comprehensive income
			Pensions	OPEB
	(unaudited)

Balance – December 31, 2010	$125	$100,111	$(116,745)	$19,438	$189,603	$(796)	$191,736

Net income	–	–	–	–	22,115	–	22,115	$22,115

Retirement of treasury stock	(4)	(1,248)	–	–	–	796	(456)	–

Amortization of actuarial losses	–	–	4,687	3,872	–	–	8,559	8,559

Amortization of prior service cost (credit)	–	–	558	(7,323)	–	–	(6,765)	(6,765)

Other, net	–	141	–	–	–	–	141	–

Balance – September 30, 2011	$121	$99,004	$(111,500)	$15,987	$211,718	$–	$215,330

Comprehensive income								$23,909

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

Note 1 – Organization and basis of presentation:

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the Securities and Exchange Commission (“SEC”) on March 17, 2011 (the “2010 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the prior year’s Condensed Consolidated Financial Statements to the current year’s classifications. As compared to the 2010 Annual Report, we have omitted certain information and footnote disclosures from this Quarterly Report that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2011 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2010 Consolidated Financial Statements contained in the 2010 Annual Report.

At September 30, 2011, Contran Corporation (“Contran”) owned approximately 88% of our outstanding common stock including shares Contran acquired from another stockholder in August 2011. See Notes 7 and 9. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(In thousands)
Net sales:
KSW	$104,664	$133,328	$338,046	$418,347
EWP	12,085	16,492	32,452	44,902
Calumet	6,329	7,132	16,315	23,044
Elimination of intersegment sales	(9,470)	(15,979)	(38,492)	(55,202)

Total net sales	$113,608	$140,973	$348,321	$431,091

Operating income:
KSW	$ 2,654	$ 4,119	$ 18,172	$ 21,674
EWP	(412)	41	98	726
Calumet	(196)	(464)	450	(28)
Pension credit	1,211	4,750	3,632	14,250
OPEB credit	1,342	1,299	4,029	3,898
Other(1)	(420)	(508)	(3,247)	(2,702)

Total operating income	4,179	9,237	23,134	37,818

Non operating income (expense):
Interest expense	(502)	(319)	(1,567)	(922)
Other income, net	125	113	272	661

Income before income taxes	$ 3,802	$ 9,031	$ 21,839	$ 37,557

(1) Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

On a quarterly basis, we estimate our LIFO reserve balances that would be required at the end of the year based on projections of year-end inventory quantities and costs, and we record a pro-rated, year-to-date change in our LIFO reserve balances from the prior year-end based on these projections. Changes in LIFO reserves are reflected in cost of goods sold. The changes in our LIFO inventory reserve balances for the 2010 and 2011 periods are presented in the table below.

	Increase in LIFO reserve
	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(In thousands)

KSW	$ 1,910	$ 1,887	$ 1,888	$ 2,750
EWP	313	542	470	1,324

Total	$ 2,223	$ 2,429	$ 2,358	$ 4,074

During the third quarter of 2011, we increased KSW’s and EWP’s LIFO inventory reserve balances primarily due to an increase in our estimated raw material costs expected to be in inventory as of the end of the year.

Note 3 – Inventories, net:

	December 31,	September 30,
	2010	2011
	(In thousands)
Raw materials	$3,957	$5,275
Billet	5,832	8,771
Wire rod	7,042	18,725
Work in process	5,030	7,375
Finished products	22,821	32,860
Supplies	25,919	23,885

Inventory at FIFO	70,601	96,891
Less LIFO reserve	24,657	28,731

Total	$45,944	$68,160

We believe our LIFO reserve represents the excess of replacement or current cost over the stated LIFO value of our inventories.

Note 4 – Debt:

	December 31,	September 30,
	2010	2011
	(In thousands)
Wells Fargo revolving credit facility	$27,740	$43,227
Other	941	973

Total debt	28,681	44,200
Less current maturities	27,744	43,229

Total long-term debt	$937	$971

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us. At September 30, 2011, the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.0 million, including our recorded accrual of $0.4 million. Our cost estimates have not been discounted to present value due to the uncertainty of the timing of the pay out. At each balance sheet date, we make an estimate of the amount of our accrued environmental costs that will be paid out over the subsequent twelve months, and we classify such amount as a current liability. We classify the remainder of the accrued environmental costs as noncurrent liabilities. See Note 6.

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

Prior to one of our subsidiaries’ 1996 acquisition of DeSoto, Inc. (“DeSoto”), DeSoto was notified by the Texas Natural Resource Conservation Commission (now called the Texas Commission on Environmental Quality or “TCEQ”) that there were certain deficiencies in prior reports to the TCEQ relative to one of DeSoto’s non-operating facilities located in Gainesville, Texas. During 1999, that subsidiary entered into the TCEQ’s Voluntary Cleanup Program as it relates to that facility. We are currently pursuing a Municipal Setting Designation (“MSD”) for this site which would eliminate the need for long-term groundwater remediation and monitoring. We estimate the cost of future remediation under an MSD at approximately $.2 million. If we are not successful in obtaining an MSD, remediation activities at this site would likely continue for another two to three years and could cost as much as $1.7 million.

In February 2009, we received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency (the “U.S. EPA”) regarding alleged air permit issues at KSW. The U.S. EPA alleges KSW (i) is exceeding its sulfur dioxide emission limits set forth in its permits, (ii) failed to apply for a permit that would be issued under the U.S. Clean Air Act and the Illinois Environmental Protection Act in connection with the installation of certain equipment in its melt shop, and (iii) failed to monitor pH readings of an air scrubber in the wire galvanizing area of the plant. We disagree with the U.S. EPA’s assertions and we were in discussions with the U.S. EPA throughout 2009. On December 31, 2009, we were notified the case had been referred to the Department of Justice (the “DOJ”) for review and follow-up. During the first quarter of 2010, we submitted letters to the DOJ regarding our perspective on the matter. During the third quarter of 2010, the U.S. EPA requested additional information regarding the alleged permit issues and we submitted such information in May 2010.

In July 2011, we received a Notice and Finding of Violation (“NOV/FOV”) from the U.S. EPA alleging KSW failed to properly control air emissions and install a baghouse in accordance with terms and conditions of its Prevention of Significant Deterioration (“PSD”) construction permit issued on June 1, 2000.

While we continue to dispute certain of the U.S. EPA’s underlying assertions about these alleged violations contained in the February 2009 NOV and the July 2011 NOV/FOV, we have already undertaken corrective actions to address others and have worked diligently to reach resolution of the matters. KSW met with EPA Region V and the DOJ during August 2011 to discuss both the February 2009 NOV and the July 2011 NOV/FOV. To date, a formal complaint from the DOJ has not been issued. Settlement discussions cannot proceed until a formal complaint has been filed by the DOJ. Therefore, we cannot estimate any potential costs to us to resolve these matters and we can make no assurance our efforts will be successful or that we can avoid any enforcement action or resulting fines from these alleged violations.

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

Note 6 – Other accrued liabilities:

	December 31,	September 30,
	2010	2011
	(In thousands)
Current:
Employee benefits	$12,679	$17,109
Self insurance	4,935	6,960
Environmental	472	255
Income taxes payable to tax authorities	–	320
Income taxes payable to Contran	–	158
Other	4,815	5,064

Total	$22,901	$29,866

Noncurrent:
Workers compensation payments	$1,242	$1,393
Environmental	265	170
Other	342	396

Total	$1,849	$1,959

Note 7 – Stockholders’ Equity:

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

In May 2011, we filed a preliminary registration statement on Form S-1 with the SEC in connection with a proposed distribution of non-transferable subscription rights to our common stockholders. The proposed offering contemplated participation by Contran as a subscribing party to the fullest extent possible. The commencement of and Contran’s participation in the proposed offering was subject to, among other things, Contran and us reaching agreement on the terms of the proposed offering. Prior to reaching such agreement, Contran purchased an additional 1.55 million shares of our common stock from a third-party stockholder in a private transaction, increasing its ownership interest in us to approximately 88%. As a result of such purchase, Contran indicated to us it no longer intended to subscribe for our shares in connection with the proposed offering. Thus, we cancelled the offering. See also Note 9.

In settlement of any alleged short-swing profit derived from the sale of our stock by the third-party stockholder to Contran, as calculated pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, the third-party stockholder remitted approximately $106,000 to us during the third quarter of 2011. Additionally, in accordance with an agreement between Contran and us regarding the proposed stock rights offering, Contran reimbursed us for certain costs of the offering amounting to $127,000. We recorded both of these transactions, net of related income taxes, as a capital contribution, increasing our additional paid-in capital.

Note 8 – Employee benefit plans:

We currently expect to record a defined benefit pension credit of $19.0 million during 2011 and we anticipate no cash contributions to our defined benefit pension plans will be required during 2011. The components of our net periodic defined benefit pension credit for the third quarter and first nine months of 2010 and 2011 are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(In thousands)
Service cost	$832	$931	$2,496	$2,793
Interest cost	4,936	4,752	14,809	14,256
Expected return on plan assets	(10,951)	(13,365)	(32,853)	(39,985)
Amortization of accumulated other comprehensive income:
Prior service cost	302	308	907	924
Actuarial losses	3,670	2,624	11,009	7,762

Total credit	$(1,211)	$(4,750)	$(3,632)	$(14,250)

We currently expect our 2011 other postretirement benefit (“OPEB”) credit will be $5.2 million. As allowed under certain of our benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2011 benefit payments due under one of our OPEB plans. As such, we anticipate contributing an aggregate of only $1.3 million to our OPEB plans during 2011. If we had not exercised such rights for 2011, our expected OPEB contributions would be approximately $2.9 million higher. We have the ability to decide whether or not to exercise such rights on a year-by-year basis. The components of our net periodic credit related to OPEB for the third quarter and first nine months of 2010 and 2011 are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(In thousands)
Service cost	$27	$31	$82	$95
Interest cost	611	576	1,831	1,723
Amortization of accumulated other comprehensive income:
Prior service credit	(3,966)	(4,043)	(11,898)	(12,128)
Actuarial losses	1,986	2,137	5,956	6,412

Total credit	$(1,342)	$(1,299)	$(4,029)	$(3,898)

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

Note 9 – Income taxes:

	Nine months ended
	September 30,
	2010	2011
	(In thousands)
Expected income tax expense, at statutory rate	$7,645	$13,145
U.S. state income tax expense, net	715	2,272
Other, net	36	25

Income tax expense	$8,396	$15,442

Our provision for income taxes in the first nine months of 2011 includes a $.7 million non-cash charge for state deferred income taxes. The non-cash charge is related to an increase in our effective state income tax rate primarily as a result of an increase in the tax rate of the State of Illinois.

In August 2011, we became a member of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”) pursuant to Contran’s purchase of additional shares of our common stock discussed in Note 7 which resulted in Contran’s ownership interest increasing to more than 80%. We also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are now a party to a tax sharing agreement with Contran which provides that, beginning in August 2011, we compute our tax provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to or receive payments from Contran in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group for all periods after August 2011.

Under applicable law, we, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. Contran has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability previously computed and paid by us in accordance with the tax allocation policy discussed above.

Note 10 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31, 2010		September 30, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Restricted cash equivalents	$250	$250	$249	$249
Accounts receivable, net	46,765	46,765	66,663	66,663
Accounts payable	6,694	6,694	13,914	13,914

Debt:
Variable-rate debt	27,740	27,740	43,227	43,227
Fixed-rate debt	941	1,019	973	1,030

Due to their nature, the carrying amounts of our restricted cash equivalents and variable rate indebtedness are considered equivalent to fair value. Additionally, due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. The fair value of our fixed-rate indebtedness was based on the net present value of our remaining debt payments at an interest rate commensurate with our variable-rate debt which represents Level 3 inputs as defined in ASC Topic 820-10-35. Note that 99% of the carrying value of our fixed-rate debt at December 31, 2010 and September 30, 2011 relates to a $1.1 million non-interest bearing note. Because it is non-interest bearing, we have calculated an imputed interest rate on the note and carry the note at a value discounted for such interest.

Note 11 – Recent Accounting Pronouncements:

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

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 will eliminate the option of presenting comprehensive income as a component of the Consolidated Statement of Equity and will instead require comprehensive income be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. Additionally, ASU 2011-05 will require us to present on the face of our financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income where the components of net income and other comprehensive income are presented. This standard will be effective for our first quarter 2012 report. Upon adoption of ASU 2011-05, we intend to present our comprehensive income in a separate Consolidated Statement of Comprehensive Income.

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

Recent Developments

We implemented selling price increases throughout the first nine months of 2011 as ferrous scrap market prices continued to escalate. Although we are experiencing some pricing pressure from competitors on certain products, we currently believe we will be able to maintain positive overall margins on our products throughout 2011.

Although we are experiencing the historical seasonal decline in customer demand as we move into the fourth quarter, customer orders for most of our products were strong from a seasonal perspective and combined with our current expectations the economy will continue to recover at a modest pace, we currently believe 2011 shipment volumes will exceed 2010 shipment volumes.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(In thousands)

Operating income as reported	$4,179	$9,237	$23,134	$37,818
Defined benefit pension credit	(1,211)	(4,750)	(3,632)	(14,250)
OPEB credit	(1,342)	(1,299)	(4,029)	(3,898)

Operating income before pension and OPEB	$1,626	$3,188	$15,473	$19,670

Operating income before pension and OPEB for the third quarter and first nine months of 2011 exceeded prior year primarily due to the net effects of the following factors:

•	increased shipment volumes,

•	a higher margin between selling prices and raw material costs,

•	increased costs of production due to outages related to malfunctioning equipment and frequent mill changes to meet customer orders,

•	higher self insurance costs,

•	an unfavorable year-to-date LIFO adjustment (see Note 2 to our Condensed Consolidated Financial Statements), and

•	increased accrued incentive compensation expense due to better profitability.

Our consolidated sales volume and average per-ton selling prices for the third quarter and first nine months of 2010 and 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Sales volume (000 tons):
Wire rod	105	103	293	302
Fabricated wire products	11	15	57	61
Industrial wire	13	15	40	47
Wire mesh	14	16	37	43
Bar	6	6	17	21
Coiled rebar	3	4	6	9
Other	4	3	10	9

Total	156	162	460	492

Average per-ton selling prices:
Wire rod	$624	$756	$617	$740
Fabricated wire products	1,281	1,309	1,297	1,335
Industrial wire	931	1,026	915	1,007
Wire mesh	891	1,023	880	998
Bar	903	1,058	892	1,024
Coiled rebar	606	748	621	741
All products	723	862	751	867

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

Our consolidated net sales, cost of goods sold, operating costs and operating performance before pension and OPEB credit by segment are set forth in the following table:

	KSW	EWP	Calumet	Other(1)	Total
	(In thousands)
Three months ended September 30, 2010:

Net sales	$104,664	$12,085	$6,329	$(9,470)	$113,608
Cost of goods sold	(99,431)	(11,956)	(6,360)	9,647	(108,100)

Gross margin	5,233	129	(31)	177	5,508

Selling and administrative expense	(2,579)	(541)	(165)	(597)	(3,882)

Operating income (loss) before pension/OPEB	$2,654	$(412)	$(196)	$(420)	$1,626

Three months ended September 30, 2011:

Net sales	$133,328	$16,492	$7,132	$(15,979)	$140,973
Cost of goods sold	(125,460)	(15,535)	(7,383)	16,249	(132,129)

Gross margin	7,868	957	(251)	270	8,844

Selling and administrative expense	(3,749)	(916)	(213)	(580)	(5,656)

Operating income (loss) before pension/OPEB	$4,119	$41	$(464)	$(310)	$3,188

Nine months ended September 30, 2010:

Net sales	$338,046	$32,452	$16,315	$(38,492)	$348,321
Cost of goods sold	(309,426)	(30,713)	(15,345)	37,900	(317,584)

Gross margin	28,620	1,739	970	(592)	30,737

Selling and administrative expense	(10,448)	(1,641)	(520)	(2,655)	(15,264)

Operating income before pension/OPEB	$18,172	$98	$450	$(3,247)	$15,473

Nine months ended September 30, 2011:

Net sales	$418,347	$44,902	$23,044	$(55,202)	$431,091
Cost of goods sold	(384,558)	(42,165)	(22,467)	54,947	(394,243)

Gross margin	33,789	2,737	577	(255)	36,848

Selling and administrative expense	(12,115)	(2,011)	(605)	(2,249)	(17,178)

Operating income (loss) before pension/OPEB	$21,674	$726	$(28)	$(2,504)	$19,670

(1) Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	Three months ended September 30,
	2010	% of sales	2011	% of sales
	($ in thousands)

Net sales	$104,664	100.0%	$133,328	100.0%
Cost of goods sold	(99,431)	(95.0)	(125,460)	(94.1)

Gross margin	5,233	5.0	7,868	5.9
Selling and administrative expense	(2,579)	(2.5)	(3,749)	(2.8)

Operating income before pension/OPEB	$2,654	2.5%	$4,119	3.1%

	Nine months ended September 30,
	2010	% of sales	2011	% of sales
	($ in thousands)

Net sales	$338,046	100.0%	$418,347	100.0%
Cost of goods sold	(309,426)	(91.5)	(384,558)	(91.9)

Gross margin	28,620	8.5	33,789	8.1
Selling and administrative expense	(10,448)	(3.1)	(12,115)	(2.9)

Operating income before pension/OPEB	$18,172	5.4%	$21,674	5.2%

The primary drivers of KSW’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Sales volume(000 tons):
Wire rod	113	117	335	355
Fabricated wire products	11	15	57	61
Industrial wire	13	14	40	45
Billet	11	12	34	38
Coiled rebar	3	4	6	9

Total	151	162	472	508

Average per-ton selling prices:
Wire rod	$628	$752	$619	$737
Fabricated wire products	1,281	1,309	1,297	1,335
Industrial wire	931	1,035	915	1,016
Billet	440	549	442	538
Coiled rebar	606	748	621	741
All products	689	814	712	819
Average per-ton ferrous scrap cost of goods sold	$306	$383	$290	$369
Increase in LIFO reserve and cost of goods sold	$1,910	$1,887	$1,888	$2,750
Average electricity cost per kilowatt hour	$0.04	$0.04	$0.04	$0.04
Kilowatt hours consumed (000 hrs)	120,698	130,664	388,053	409,605
Average natural gas cost per therm	$0.49	$0.46	$0.52	$0.48
Natural gas therms consumed (000 therms)	3,664	3,873	14,226	14,192

KSW’s operating performance during the third quarter and first nine months of 2011 was also negatively impacted by increased costs of production due to outages related to malfunctioning equipment and frequent mill changes to meet customer orders as well as higher self insurance costs. KSW operated very efficiently during September 2011 due to repairs made during a planned minor maintenance outage at the beginning of September. KSW’s annual major maintenance outage will occur in October and should result in more reliable equipment functionality. Selling and administrative expenses during the third quarter and first half of 2011 were higher than the respective prior year periods primarily due to increased accrued incentive compensation expense as a result of higher profitability.

Engineered Wire Products, Inc.

	Three months ended September 30,
	2010	% of sales	2011	% of sales
	($ in thousands)

Net sales	$12,085	100.0%	$16,492	100.0%
Cost of goods sold	(11,956)	(98.9)	(15,535)	(94.2)

Gross margin	129	1.1	957	5.8
Selling and administrative expense	(541)	(4.5)	(916)	(5.6)

Operating income (loss) before pension/OPEB	$(412)	(3.4)%	$41	0.2%

	Nine months ended September 30,
	2010	% of sales	2011	% of sales
	($ in thousands)

Net sales	$32,452	100.0%	$44,902	100.0%
Cost of goods sold	(30,713)	(94.6)	(42,165)	(93.9)

Gross margin	1,739	5.4	2,737	6.1
Selling and administrative expense	(1,641)	(5.1)	(2,011)	(4.5)

Operating income before pension/OPEB	$98	0.3%	$726	1.6%

The primary drivers of EWP’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Sales volume (000 tons):
Wire mesh	14	16	37	43
Industrial wire	-	1	-	2

Total	14	17	37	45

Average per-ton selling prices:
Wire mesh	$891	$1,023	$880	$998
Industrial wire	-	875	-	846
All products	891	1,015	880	990
Average per-ton wire rod cost of goods sold	$647	$726	$629	$705
Increase in LIFO reserve and cost of goods sold	$313	$542	$470	$1,324

EWP’s operating performance during the third quarter of 2011 was also impacted by increased operating efficiency resulting in lower conversion costs as compared to the third quarter of 2010 while EWP’s operating performance during first half of 2011 was negatively impacted by increased maintenance costs primarily due to repairs and maintenance on aging equipment.

EWP’s selling and administrative expenses during the third quarter and year-to-date 2011 were higher than the same periods of the prior year primarily due to increased insurance costs.

Keystone – Calumet, Inc.

	Three months ended September 30,
	2010	% of sales	2011	% of sales
	($ in thousands)

Net sales	$6,329	100.0%	$7,132	100.0%
Cost of goods sold	(6,360)	(100.5)	(7,383)	(103.5)

Gross margin	(31)	(0.5)	(251)	(3.5)
Selling and administrative expense	(165)	(2.6)	(213)	(3.0)

Operating loss before pension/OPEB	$(196)	(3.1)%	$(464)	(6.5)%

	Nine months ended September 30,
	2010	% of sales	2011	% of sales
	($ in thousands)

Net sales	$16,315	100.0%	$23,044	100.0%
Cost of goods sold	(15,345)	(94.1)	(22,467)	(97.5)

Gross margin	970	5.9	577	2.5
Selling and administrative expense	(520)	(3.2)	(605)	(2.6)

Operating income (loss) before pension/OPEB	$450	2.7%	$(28)	(0.1)%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Sales volume (000 tons) - Bar	6	6	17	21
Average per-ton selling prices - Bar	$903	$1,058	$892	$1,024
Average per-ton billet cost of goods sold	$551	$627	$494	$577

Calumet’s operating performance during the third quarter and first nine months of 2011 was also impacted by production outages due to malfunctioning equipment as well as the installation of new equipment during the first quarter of 2011 which resulted in a higher percentage of fixed costs (fixed costs as a percentage of sales was approximately 2.4% and 1.1% higher during the 2011 third quarter and year-to-date periods, respectively) included in cost of goods sold and higher conversion costs due to significant production delays associated with the performance of the new equipment throughout the first nine months of 2011. Due to the production outages, Calumet has struggled to meet customer order deadlines on a consistent basis, resulting in lower order levels. As of the end of the third quarter, Calumet believes significantly all of the performance issues associated with the new equipment have been resolved. As Calumet’s labor force gains experience working with the new equipment, we believe the mill will operate more efficiently, thereby allowing consistent on-time delivery of customer orders as well as reducing future conversion costs.

Pension Credit

Primarily due to an $86 million increase in our pension plans’ assets during 2010, we currently expect to record a defined benefit pension credit of $19.0 million during 2011 as compared to the $4.7 million credit we recorded during 2010. Accordingly, during the third quarter and first nine months of 2011 we recorded a defined benefit pension credit of $4.8 million and $14.3 million, respectively, as compared to the $1.2 million and $3.6 million credit recorded during the third quarter and first nine months of 2010, respectively.

Income Tax Expense

A tabular reconciliation of the difference between the U.S. Federal statutory income tax rate and our effective income tax rates is included in Note 9 to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

Operating Activities

During the first nine months of 2011, net cash used in operations totaled $6.3 million as compared to net cash used in operations of $9.4 million during the first nine months of 2010. The $3.1 million decrease in cash used for operating activities was primarily due to the net effects of:

•	higher operating income before pension and OPEB during 2011 of $4.2 million;
•	higher net cash used as a result of relative changes in our accounts receivable in 2011 of $8.5 million due to both increased shipment volume and selling prices;
•

less net cash used as a result of relative changes in our inventory in 2011 of $4.1 million due to a $1.7 million higher increase in our LIFO reserve during the first nine months of 2011 as compared to the first nine months of 2010 and a timing difference in purchases of certain manufacturing supplies;

•	higher net cash provided as a result of relative changes in our accounts payable in 2011 of $4.3 million due to more favorable payment terms on raw materials and utilities;
•

higher net cash provided as a result of relative changes in our accrued liabilities in 2011 of $3.3 million primarily due to increased self insurance reserves and increased accrued utilities due to delays in receiving invoices from our vendor; and

•	higher taxes paid during 2011 of $4.3 million primarily due to the timing of payments and refunds in 2010.

Investing Activities

We spent $9.5 million on capital expenditures during the first nine months of 2011 as compared to $6.5 million of capital expenditures during the first nine months of 2010. The increase in capital expenditures primarily relates to upgrades of production equipment at KSW and Calumet.

Financing Activities

We increased borrowings on our revolving credit facility during the first nine months of 2011 by $15.5 million as compared to increasing borrowings by $22.4 million during the first nine months of 2010. The decreased borrowings during 2011 were primarily due to the decreased usage of cash in operations as discussed above and significantly lower principal payments during 2011 as we no longer have significant debt other than our revolving credit facility, partially offset by increased capital expenditures.

Future Cash Requirements

Capital Expenditures

We currently expect capital expenditures for the remainder of 2011 to be approximately $7.9 million, primarily related to upgrades of production equipment at KSW. We expect to fund capital expenditures using cash flows from operations and borrowing availability under our revolving credit facility.

Commitments and Contingencies

See Note 5 to the Condensed Consolidated Financial Statements for a description of certain legal proceedings.

Pension and Other Postretirement Obligations

We currently do not expect to be required to make contributions to our defined benefit pension plans during 2011. As allowed under certain of our benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2011 benefit payments due under one of our OPEB plans. As such, we anticipate contributing an aggregate of only $1.3 million to our OPEB plans during 2011. If we had not exercised such rights for 2011, our expected OPEB contributions would be $2.9 million higher. We have the ability to decide whether or not to exercise such rights on a year-by-year basis. Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and OPEB funding requirements in future periods.

Off-balance Sheet Financing Arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2010 Annual Report.

Working Capital and Borrowing Availability

	December 31,	September 30,
	2010	2011
	(In thousands)
Working capital	$55,095	$66,433
Outstanding balance under revolving credit facility	27,740	43,227
Additional borrowing availability	38,779	24,442

The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.2 million at September 30, 2011). Our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio, as defined in the agreement, of 1.0 if excess availability falls below $10.0 million. Current forecasts indicate we will be able to maintain excess availability of at least $10.0 million throughout 2011. However, as of September 30, 2011, our fixed charge coverage ratio was 0.93; as such we could only borrow $14.4 million of the availability disclosed above without violating the financial covenants of the facility.

Based upon our current expectations, we expect to have sufficient liquidity to meet our future short-term and long-term obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 11 to our Condensed Consolidated Financial Statements for the projected impact of recent accounting pronouncements on our financial position and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, refer to Part I, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2010 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the 2010 Annual Report for a discussion of the market risks associated with changes in interest rates and ferrous scrap costs that affect us. There have been no material changes in such market risks during the first nine months of 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, our President and Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2011. Based upon their evaluation, these executive officers have concluded our disclosure controls and procedures were effective as of September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Reference is made to disclosure provided under the caption “Other current litigation” in Note 5 to our Condensed Consolidated Financial Statements.

ITEM 1A.	Risk Factors.

Reference is made to our 2010 Annual Report for a discussion of risk factors related to our businesses. There have been no material changes in such risk factors during the first nine months of 2011.

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

Keystone Consolidated Industries, Inc.

    (Registrant)

Date: November 9, 2011	By:	/s/ Bert E. Downing, Jr.
Bert E. Downing, Jr.
Vice President, Chief Financial Officer, Corporate Controller and Treasurer