Form 10-K
period 2011-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2012-03-15
CIK 55604

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The aggregate market value of the 3.0 million shares of voting stock held by nonaffiliates of the Registrant, as of June 30, 2011 (the last business day of the Registrant’s most-recently completed second fiscal quarter), was approximately $26.0 million.

Whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 15, 2012, 12,101,932 shares of common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Annual Report on Form 10-K that are not historical in nature are forward-looking and are not statements of fact. Some statements found in this report including, but not limited to, statements found in Item 1 – “Business”, Item 1A – “Risk Factors”, Item 3 – “Legal Proceedings”, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” are forward-looking statements that represent our beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as “believes”, “intends”, “may”, “should”, “could”, “anticipates”, “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the Securities and Exchange Commission (“SEC”) including, but not limited to, the following:

•	Future supply and demand for our products (including cyclicality thereof),

•	Customer inventory levels,

•	Changes in raw material and other operating costs (such as ferrous scrap and energy),

•	Availability of raw materials,

•	The possibility of labor disruptions,

•	General global economic and political conditions,

•	Competitive products (including low-priced imports) and substitute products,

•	Customer and competitor strategies,

•	The impact of pricing and production decisions,

•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),

•	Government regulations and possible changes thereof,

•	Significant increases in the cost of providing medical coverage to employees,

•	The ultimate resolution of pending litigation and U.S. Environmental Protection Agency (“U.S. EPA”) investigations,

•	International trade policies of the United States and certain foreign countries,

•	Operating interruptions (including, but not limited to, labor disputes, fires, explosions, unscheduled or unplanned downtime, supply disruptions and transportation interruptions),

•	Our ability to renew or refinance credit facilities,

•	The ability of our customers to obtain adequate credit, and

•	Any possible future litigation.

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

•

Engineered Wire Products, Inc. (“EWP”), located in Upper Sandusky, Ohio, primarily manufactures and sells wire mesh in both roll and sheet form that is utilized as reinforcement in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges; and

•

Keystone-Calumet, Inc. (“Calumet”), located in Chicago Heights, Illinois, manufactures and sells merchant and special bar quality products and special sections in carbon and alloy steel grades for use in agricultural, cold drawn, construction, industrial chain, service centers and transportation applications as well as in the production of a wide variety of products by original equipment manufacturers.

Calumet’s primary raw material is billet and EWP’s primary raw material is wire rod. Both Calumet and EWP source the majority of their primary raw material requirements from KSW.

For additional information about our segments see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our Consolidated Financial Statements.

We are the successor to Keystone Steel & Wire Company, which was founded in 1889. At December 31, 2011, Contran Corporation owned approximately 88% of our outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to KCI and its subsidiaries, taken as a whole.

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

Upon entering the rod mill, the billets are brought to rolling temperature in a reheat furnace and are fed through the rolling mill, where they are rolled into either wire rod or coiled rebar in a variety of diameters, surface characteristics and specifications. After rolling, the wire rod or rebar is coiled and cooled. After cooling, the coiled wire rod or rebar passes through inspection stations for metallurgical, surface and diameter checks. Finished coils are compacted and tied. Coiled rebar is shipped to customers and wire rod is either further processed into industrial wire and fabricated wire products at KSW, shipped to EWP for the production of wire mesh and industrial wire, or shipped to wire rod customers.

While we do not maintain a significant “shelf” inventory of finished wire rod, we generally have on hand approximately a one-month supply of industrial wire, wire mesh, coiled rebar, fabricated wire products and steel bars inventory which enables us to fill customer orders and respond to shifts in product demand.

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

Our manufacturing processes consume large amounts of energy in the form of electricity and natural gas. Electricity in Illinois is not regulated. KSW and Calumet have energy service agreements whereby, on a daily basis for electricity and on a monthly basis for natural gas, we are required to notify the utility providers of the amount of energy we expect to consume on the next day or over the next month, respectively. The price we pay for energy is determined when we provide such notification based on the next day’s forecasted hourly market rate for electricity or the next month’s forecasted hourly market rate for gas. All other tariff, transmission and utility charges are passed through at cost and the supplier adds a per energy unit charge for administration and margin. Any difference between our forecasted consumption and actual consumption is billed or credited to our account based on the actual hourly market rate. However, to provide us an opportunity to avoid pricing fluctuations, the contracts allow us, at our discretion, to purchase blocks of energy for future usage at prices negotiated at the time of purchase. We could sell any unused quantities under such contracts at market rates such that our only exposure on fixed price quantities is the difference between the contracted price and the market price.

The power supply at our KSW facility is interruptible and we agreed to a minimum interruption period of 4 hours per occurrence and at least 5 or more interruption events during the summer season. We would be compensated for each interruption based on market rates and the difference between our forecasted and actual consumption for the interruption period. We incurred no such interruptions during 2009, 2010 or 2011.

Employment

As of December 31, 2011, we employed 1,024 people as follows:

•	6 at our corporate office;

•

847 at KSW, of which 678 are represented by the Independent Steel Workers’ Alliance (the “ISWA”) under an agreement expiring in May 2012 (we are currently scheduled to begin negotiating a new contract in late March 2012);

•

84 at EWP, of which 62 are represented by Local Union #40, an Affiliate to the International Brotherhood of Teamsters’ Chauffeurs Warehousemen and Helpers of America (the “Teamsters”), under an agreement expiring in November 2014; and

•

87 at Calumet. Although the workforce at Calumet is not currently represented by a labor union, under the terms of an agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USA) AFL-CIO, CLC (the “USW”), the hourly workforce is scheduled to vote on whether to be represented by the USW in late March 2012.

We believe our labor relations are good.

Products, Markets and Distribution

The following table sets forth certain information with respect to our product mix in each of the last three years.

	Years Ended December 31,
	2009		2010		2011
Product	Percent of Tons Shipped	Percent of Sales	Percent of Tons Shipped	Percent of Sales	Percent of Tons Shipped	Percent of Sales
Wire rod	60.8%	46.0%	63.8%	52.6%	63.0%	54.1%
Fabricated wire products	15.6	28.2	12.2	20.8	12.0	18.4
Industrial wire	8.2	9.6	8.8	10.7	9.2	10.8
Wire mesh	9.7	11.7	7.9	9.3	8.2	9.6
Bar	3.2	3.3	4.0	4.8	4.2	5.0
Coiled rebar	1.2	0.8	1.2	1.0	1.6	1.3
Other	1.3	0.4	2.1	0.8	1.8	0.8

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Wire Rod. We produce primarily low carbon wire rod and some higher carbon wire rod at KSW’s rod mill. Low carbon wire rod, with carbon content of up to 0.38%, is more easily shaped and formed than higher carbon wire rod and is suitable for a variety of applications where ease of forming/manipulation is a primary consideration. High carbon wire rod, with carbon content above 0.38%, is used in applications where strength is a primary consideration. KSW’s high carbon wire rod business represented 16% of its wire rod sales during 2011, and we expect our high carbon business to continue to grow during 2012 in order to meet the developing U.S. demand for high carbon steel. During 2011, we used approximately 33% of the wire rod we manufactured to produce our industrial wire, wire mesh and fabricated wire products. The remainder of our wire rod production was sold directly to producers of construction products, fabricated wire products and industrial wire, including products similar to those we manufacture.

Fabricated Wire Products. KSW is one of the leading U.S. manufacturers of agricultural fencing, barbed wire, stockade panels and a variety of woven wire, fabric and netting for agricultural and industrial applications. We sell these products to agricultural, industrial, consumer do-it-yourself and other end-user markets, which we believe are less cyclical than many steel consuming end-use markets such as the automotive, construction, appliance and machinery manufacturing industries. We serve these markets through distributors, agricultural retailers, building supply centers and consumer do-it-yourself chains such as Tractor Supply Co. and Lowe’s Companies, Inc. We believe our ability to service these customers with a wide range of fabricated wire products through multiple distribution locations provides a competitive advantage. As part of our marketing strategy, we provide category management recommendations based on a data collection and analysis tool we created and we also design merchandise packaging and supportive product literature for marketing many of these products to the retail consumer market.

KSW also manufactures products for residential and commercial construction, including rebar ty wire and stucco netting. The primary customers for these products are construction contractors and building materials manufacturers and distributors.

We believe our fabricated wire products are less susceptible to selling price changes caused by the cyclical nature of the steel industry than industrial wire, coiled rebar or wire rod because the commodity-priced raw materials used in these products, such as ferrous scrap, represent a lower percentage of the total cost of these value-added products.

Industrial Wire. KSW is one of the largest manufacturers of industrial wire in the United States. We also produce small quantities of industrial wire at EWP. We produce custom-drawn industrial wire in a variety of gauges, finishes and packages for further consumption by our fabricated wire products operations or for sale direct to industrial fabrication and original equipment manufacturer customers, who are generally not our competitors. Our industrial wire is used by customers in the production of a broad range of finished goods, including nails, coat hangers, barbecue grills, air conditioners, tools, containers, refrigerators and other appliances.

Wire mesh. EWP manufactures a wide variety of wire mesh rolls and sheets used to form wire reinforcement in concrete construction projects such as pipe, precast boxes, roadways, buildings and bridges. Our wire mesh customers include pipe manufacturers, culvert manufacturers, rebar fabricators and steel reinforcing distributors. Like our fabricated wire products, we believe our wire mesh products are also less susceptible to selling price changes caused by the cyclical nature of the steel industry than industrial wire, coiled rebar or wire rod because the commodity-priced raw materials used in these products, such as ferrous scrap, represent a lower percentage of the total cost of such value-added products.

Bar. Calumet manufactures merchant and special bar quality products and custom sections in carbon and alloy steel grades, offering a broad range of value-added products for use in agricultural, cold drawn, construction, industrial chain, service centers and transportation applications as well as in the production of a wide variety of products by original equipment manufacturers. Calumet’s product line consists primarily of angles, flats, channels, rounds, squares and other related products.

Coiled Rebar. We produce several sizes of coiled rebar at KSW’s rod mill. The coils are typically used by fabricators who will process the material as straightened and cut-to-length bars or fabricated shapes for specific reinforcement applications such as building and road construction.

Trademarks

Many of our fencing and related fabricated wire products are marketed under our RedBrand® label, a widely recognized brand name in the agricultural fencing and construction marketplaces for more than 85 years. RedBrand sales represented approximately 76% of our fabricated wire products net sales in 2011. We also maintain other trademarks for various products that are promoted in their respective markets.

Customers

Our customers are primarily located in the Midwestern, Southwestern and Southeastern regions of the United States. Our customers vary considerably by product. We believe our ability to offer a broad range of products represents a competitive advantage in servicing the diverse needs of our customers.

Our segments are not dependent upon a single customer or a few customers, and the loss of any one, or a few, would not have a material adverse effect on our business. No single customer represented 10% or more of our consolidated sales during 2011.

Seasonality

Historically, we have experienced greater sales and profits during the second and third quarters of each year due to the seasonality of sales in principal fabricated wire products and wire mesh markets, including the agricultural and construction markets.

Backlog

Our backlog of unfilled, cancelable customer orders approximated $62.3 million and $84.2 million at December 31, 2010 and 2011, respectively. We do not believe backlog is a significant factor in our business, and we expect all of the backlog at December 31, 2011 will be shipped during 2012.

Industry and Competition

The fabricated wire products, wire mesh, industrial wire, bar, coiled rebar and wire rod businesses in the United States are highly competitive and are comprised primarily of several large mini-mill wire rod producers, many small independent wire companies and a few large diversified wire producers. We also face significant foreign competition. Primarily due to competitive advantages associated with lower wage rates, less regulatory requirements and other cost discrepancies, our competitors will sometimes price their products at levels which result in market prices that significantly reduce or even eliminate the profitability of certain of our products. Despite such competitive disadvantages, we believe we are well positioned to compete effectively due to:

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

Wire Rod. Since wire rod is a commodity steel product, we believe the wire rod market is more competitive than the fabricated wire products and industrial wire markets, and price is the primary competitive factor. Among our principal domestic competitors in these markets are Gerdau Ameristeel and Rocky Mountain Steel. We also face significant foreign competition. The domestic steel industry continues to experience consolidation. During the last ten years, we and the majority of our major domestic competitors have either filed for protection under Federal bankruptcy laws and discontinued operations, were acquired, or reduced or completely shut-down operations. We believe these shut-downs or production curtailments represent a significant decrease in estimated domestic annual capacity. However, worldwide overcapacity in the steel industry continues to exist and imports of wire rod have become much more substantial in recent years.

Fabricated Wire Products and Industrial Wire. Our principal competitors in the fabricated wire products and industrial wire markets are Bekaert, Leggett & Platt, Deacero, Oklahoma Steel and Wire and Davis Wire. Competition in the fabricated wire products and industrial wire markets is based on a variety of factors, including distribution channels, price, delivery performance, product quality, service and brand name preference. Our RedBrand label has been a widely recognized brand name in the agricultural fencing and construction marketplaces for more than 85 years. Additionally, we believe higher transportation costs and the lack of local distribution centers tend to limit foreign producers’ penetration into our principal fabricated wire products and industrial wire markets, but we do not know if this will continue to be the case.

Wire mesh. Our principal competitor in our wire mesh markets is Insteel Industries, Inc. We also face competition from smaller regional manufacturers and wholesalers of wire mesh products. We believe EWP’s superior products and renowned customer service distinguish EWP from its competitors. In addition, we believe our vertical integration enhances EWP’s ability to compete more effectively in the market as EWP can rely on a stable supply of wire rod. Competitors of EWP have, at times, faced raw material shortages that have negatively impacted their daily production capability and delivery reliability.

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

Coiled Rebar. The principal competitors for our assortment of coiled rebar products include Gerdau Ameristeel, Rocky Mountain Steel and Nucor Steel Connecticut, Inc. The primary competitive factors of the coiled rebar business are delivered price, coil size and product quality. Due to our location, we believe we can effectively serve customers in the Midwestern region of the United States.

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

We record liabilities related to environmental issues when information becomes available and is sufficient to support a reasonable estimate of a range of probable loss. If we are unable to determine that a single amount in an estimated range is more likely, the minimum amount of the range is recorded. At December 31, 2011, the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.1 million, including our recorded accrual of $.4 million.

We believe our current operating facilities are in material compliance with all presently applicable federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Environmental legislation and regulations change rapidly and we may be subject to increasingly stringent environmental standards in the future.

Information in Note 7 to our Consolidated Financial Statements is incorporated herein by reference.

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

Our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio, defined in the agreement as earnings before interest, taxes, depreciation, amortization, restructuring costs, pension and OPEB expense or credits, less OPEB payments, divided by the sum of interest expense, tax payments, principal payments on certain debt and certain capital expenditures, of 1.0 if excess availability falls below $10.0 million. At December 31, 2011 excess availability was $30.9 million and our fixed charge coverage ratio was 1.5. Current forecasts indicate that we will be able to maintain excess availability of at least $10.0 million and a fixed charge coverage ratio of at least 1.0 throughout 2012. However, if future operating results differ materially from our predictions and excess availability falls below $10.0 million, we could violate our fixed charge coverage ratio requirement if the fixed charge coverage ratio at such time is less than 1.0. The credit facility is collateralized by substantially all of our operating assets and failure to comply with the covenants contained in the credit facility could result in the acceleration of the outstanding balance under the facility prior to its stated maturity date. Additionally, our lender can restrict our ability to incur additional secured indebtedness and can declare a default under the credit facility in the event of, among other things, a material adverse change in our business. In the event of an uncured default of our credit facility agreement, we would seek to refinance the facility with a new group of lenders or, if required, we will use other existing liquidity resources (which could include funds provided by our affiliates). However, there is no assurance such financing could be obtained, or if obtained it would not be on terms that would result in higher costs to us (such as a higher interest rate on outstanding borrowings). If we were unable to obtain such financing, our liquidity could be negatively affected.

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

Demand for, and prices of, certain of our products are cyclical which may result in reduced earnings or operating losses.

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

Many of these global wire rod producers are able to produce wire rod at costs lower than we incur in our production. As such, these wire rod imports are often priced at lower levels than similar products manufactured by us. In addition, we believe certain foreign governments subsidize their local wire rod producers. These factors can adversely impact our sales levels and pricing decisions and, as such, could result in reduced earnings or operating losses.

Higher costs or limited availability of ferrous scrap may decrease our liquidity.

The cost of ferrous scrap, our primary raw material, can fluctuate significantly and our product selling prices cannot always be adjusted, especially in the short-term, to recover the costs of increases in ferrous scrap prices. Additionally, should our local suppliers not be able to procure sufficient levels of ferrous scrap, we may incur higher costs for ferrous scrap.

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

The following table sets forth the location, size and primary product types produced for each of our manufacturing facilities as of December 31, 2011, all of which are owned by us:

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

We are also involved in various legal proceedings. Information required by this Item is included in Note 7 to our Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the OTC Market’s OTCQB (Symbol: KYCN).

As of March 6, 2012, we had approximately 1,116 holders of record of our common stock at a closing price of $6.16. The following table sets forth the high and low closing per share sales prices for our common stock for the periods indicated:

	High	Low
Year ended December 31, 2010

First quarter	$5.50	$4.00
Second quarter	$5.97	$4.65
Third quarter	$6.05	$4.55
Fourth quarter	$5.75	$4.55

Year ended December 31, 2011

First quarter	$9.19	$4.70
Second quarter	$9.05	$6.95
Third quarter	$10.89	$7.20
Fourth quarter	$8.00	$6.66

First quarter 2012 through March 6, 2012	$7.95	$6.16

Historically, we have not paid cash dividends on our common stock as we have chosen to retain all earnings to fund working capital requirements, capital expenditures and scheduled debt repayments.

Performance Graph—Set forth below is a line graph comparing the change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Steel Index for the period from December 31, 2006 through December 31, 2011. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2006.

	December 31,
	2006	2007	2008	2009	2010	2011
Keystone common stock	$100	$97	$40	$27	$30	$47
S&P 500 Index	100	105	66	84	97	99
S&P 500 Steel Index	100	122	59	76	86	66

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2007(1)	2008(1)	2009(1)	2010(1)	2011
	(restated)	(restated)	(restated)	(restated)
	(In thousands, except per share and per ton amounts)
Statement of Operations Data:
Net sales	$451,178	$562,693	$322,347	$450,745	$563,985
Operating income (loss)	103,685	120,635	(11,991)	21,885	51,568
Defined benefit pension credit (expense)	80,443	73,923	(5,887)	4,654	24,388
OPEB credit	8,526	8,474	4,748	5,258	5,799
Operating income (loss) before pension and OPEB(2)	14,716	38,238	(10,852)	11,973	21,381
Gain on cancellation of debt	10,074	—	—	—	—
Gain on legal settlement	5,400	—	—	—	—
Income tax benefit (expense)	(39,797)	(43,742)	3,243	(8,645)	(20,838)
Net income (loss)	$68,300	$72,528	$(9,424)	$12,014	$30,211

Basic and diluted income (loss) per share	$6.83	$6.29	$(0.78)	$0.99	$2.50

Basic and diluted weighted average shares outstanding(3)	10,000	11,533	12,102	12,102	12,102

Other Operating Data:
Shipments (000 tons):
Wire rod	395	343	257	381	409
Fabricated wire products	103	86	66	73	78
Industrial wire	66	61	34	52	60
Wire mesh	58	54	41	47	53
Bar	9	18	13	24	27
Coiled rebar	15	15	5	7	10
Other	2	9	6	12	12

Total	648	586	422	596	649

Per-ton selling prices:
Wire rod	$548	$797	$575	$618	$737
Fabricated wire products	1,089	1,380	1,373	1,277	1,317
Industrial wire	763	1,103	897	915	1,009
Wire mesh	896	1,168	916	878	1,004
Bar	663	946	782	888	1,030
Coiled rebar	563	841	540	622	742
All products in total	690	955	760	749	859

Average per-ton ferrous scrap cost of goods sold	$235	$368	$262	$294	$373

Other Financial Data:
Capital expenditures	$16,602	$13,298	$9,000	$14,937	$16,479
Depreciation and amortization	15,434	15,164	13,584	12,062	11,234

	As of December 31,
	2007(1)	2008(1)	2009(1)	2010(1)	2011
	(restated)	(restated)	(restated)	(restated)
	(In thousands)
Balance Sheet Data:
Working capital	$35,872	$77,542	$61,054	$70,357	$78,742
Property, plant and equipment, net	92,469	89,987	85,169	88,009	93,003
Total assets	778,265	271,389	277,075	372,479	327,947
Total debt	91,577	31,630	25,370	28,681	34,614
Stockholders’ equity(3)	419,936	141,300	159,761	206,998	152,128

(1)

At the end of 2011, we changed our method of accounting for productive inventories at KSW and EWP from last-in first-out (“LIFO”) to first-in first out (“FIFO”) at KSW and average cost at EWP. In accordance with GAAP, operating income (loss), operating income (loss) before pension and OPEB, net income (loss) and basic and diluted net income (loss) per share for the years ended December 31, 2007, 2008, 2009 and 2010, and working capital, total assets and stockholders’ equity as of December 31, 2007, 2008, 2009 and 2010, have been retroactively restated for this change in accounting principle. See Note 1 to our Consolidated Financial Statements for the impact of this change in accounting on amounts for the years ended December 31, 2009, 2010 and 2011 and as of December 31, 2010 and 2011. The following table presents the impact of this change in accounting on amounts as of and for the years ended December 31, 2007, 2008 and 2009.

	As of and for the years ended December 31,
	2007			2008			2009
	(In thousands)
	As Reported under LIFO	Change in Accounting Principle Increase (Decrease)	As Currently Reported	As Reported under LIFO	Change in Accounting Principle Increase (Decrease)	As Currently Reported	As Reported under LIFO	Change in Accounting Principle Increase (Decrease)	As Currently Reported
Operating income (loss)	$97,972	$5,713	$103,685	$110,493	$10,142	$120,635	$3,209	$(15,200)	$(11,991)
Operating income (loss) before pension/OPEB	9,003	5,713	14,716	28,096	10,142	38,238	4,348	(15,200)	(10,852)
Income tax expense (benefit)	37,619	2,178	39,797	40,014	3,728	43,742	2,292	(5,535)	(3,243)
Net income (loss)	64,765	3,535	68,300	66,114	6,414	72,528	241	(9,665)	(9,424)
Basic and diluted income per share	6.48	0.35	6.83	5.73	0.56	6.29	0.02	(0.80)	(0.78)
Working capital	20,630	15,242	35,872	55,886	21,656	77,542	49,063	11,991	61,054
Total assets	763,023	15,242	778,265	249,733	21,656	271,389	265,084	11,991	277,075
Stockholders’ equity	404,694	15,242	419,936	119,644	21,656	141,300	147,770	11,991	159,761

(2)

Because pension and other postretirement benefit (“OPEB”) expense or credits are unrelated to the operating activities of our businesses, we measure and evaluate the performance of our businesses using operating income before pension and OPEB credit or expense. As such, we believe the presentation of operating income before pension and OPEB credit or expense provides more useful information to investors. Operating income before pension and OPEB credit or expense is a non-GAAP measure of profitability that is not in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and it should not be considered in isolation or as a substitute for a measure prepared in accordance with GAAP. A reconciliation of operating income as reported (which reflects the impact of the change in accounting discussed above) to operating income adjusted for pension and OPEB expense or credit is set forth in the following table.

	Years ended December 31,
	2007	2008	2009	2010	2011
	(restated)	(restated)	(restated)	(restated)
	(In thousands)
Operating income (loss) as reported	$103,685	$120,635	$(11,991)	$21,885	$51,568
Defined benefit pension expense (credit)	(80,443)	(73,923)	5,887	(4,654)	(24,388)
OPEB credit	(8,526)	(8,474)	(4,748)	(5,258)	(5,799)

Operating income (loss) before pension/OPEB	$14,716	$38,238	$(10,852)	$11,973	$21,381

(3)	On March 24, 2008 we issued 2.5 million shares of our common stock and received net proceeds of $24.7 million pursuant to a subscription rights offering.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Business Overview

Recent Developments

Customer orders were strong at the end of 2011 and based on current expectations that the economy will continue to recover at a modest pace, we currently believe 2012 shipment volumes will be slightly higher than 2011 shipment volumes.

We implemented selling price changes throughout 2011 as ferrous scrap market prices fluctuated. Although we are currently experiencing pricing pressure from competitors on certain products, we believe we will be able to maintain overall positive margins on our products throughout 2012.

Results of Operations

Our profitability is primarily dependent on sales volume, per-ton selling prices and per-ton ferrous scrap costs and energy costs.

Operating income before pension and OPEB for 2011 was significantly higher than 2010 primarily due to the net effects of the following factors:

•	increased shipment volumes,

•	a higher margin between selling prices and raw material costs,

•	higher insurance costs, and

•	an increase of $2.9 million in accrued incentive compensation expense due to improved profitability.

Operating performance before pension and OPEB for 2010 was significantly better than 2009 primarily due to the net effects of the following factors:

•	increased sales volume during 2010 as economic conditions during the first half of 2009 resulted in a sharp reduction of customer orders;

•	increased selling prices for wire rod, industrial wire, bar and coiled rebar;

•	lower selling prices for fabricated wire products and mesh as competitive conditions in those markets resulted in an inability to raise selling prices;

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

•	increased electricity costs at our largest manufacturing facility during 2010;

•	impairment charges of $2.8 million to reduce certain inventories to net realizable value during 2009 compared to nominal similar charges during 2010;

•	bad debt expense of $2.9 million during 2009 primarily due to the Chapter 11 proceedings of one of our customers compared to nominal similar amounts during 2010;

•	an increase of $2.5 million in incentive compensation expense during 2010 due to increased profitability; and

•	a $4.2 million credit to general and administrative expense during 2009 related to the release of accrued environmental costs for certain inactive waste management units.

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

•

EWP, located in Upper Sandusky, Ohio, primarily manufactures and sells wire mesh in both roll and sheet form that is utilized as reinforcement in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges; and

•

Calumet, located in Chicago Heights, Illinois, manufactures and sells merchant and special bar quality products and special sections in carbon and alloy steel grades for use in agricultural, cold drawn, construction, industrial chain, service centers and transportation applications as well as in the production of a wide variety of products by original equipment manufacturers.

Calumet’s primary raw material is billet and EWP’s primary raw material is wire rod. Both Calumet and EWP source the majority of their primary raw material requirements from KSW.

Our consolidated net sales, cost of goods sold, operating costs and operating performance before pension and OPEB by segment are set forth in the following table:

	KSW(1)	EWP(1)	Calumet	Other(2)	Total
	(restated)	(restated)			(restated)
	(In thousands)
For the year ended December 31, 2009:

Net sales	$298,219	$37,575	$11,127	$(24,574)	$322,347
Cost of goods sold	(288,505)	(39,647)	(14,350)	27,515	(314,987)

Gross margin (loss)	9,714	(2,072)	(3,223)	2,941	7,360

Selling and administrative expense	(12,863)	(2,598)	(480)	(2,271)	(18,212)

Operating income (loss) before pension/OPEB	$(3,149)	$(4,670)	$(3,703)	$670	$(10,852)

For the year ended December 31, 2010:

Net sales	$433,729	$41,310	$22,987	$(47,281)	$450,745
Cost of goods sold	(404,464)	(39,254)	(22,028)	47,828	(417,918)

Gross margin	29,265	2,056	959	547	32,827

Selling and administrative expense	(14,154)	(2,418)	(862)	(3,420)	(20,854)

Operating income (loss) before pension/OPEB	$15,111	$(362)	$97	$(2,873)	$11,973

For the year ended December 31, 2011:
Net sales	$544,011	$55,928	$30,905	$(66,859)	$563,985
Cost of goods sold	(505,769)	(51,363)	(29,896)	67,013	(520,015)

Gross margin	38,242	4,565	1,009	154	43,970

Selling and administrative expense	(15,940)	(2,725)	(860)	(3,064)	(22,589)

Operating income before pension/OPEB	$22,302	$1,840	$149	$(2,910)	$21,381

(1)

At the end of 2011, KSW and EWP changed their method of accounting for productive inventories from LIFO to FIFO at KSW and average cost at EWP. See Note 2 to our Consolidated Financial Statements for the impact of this change on their operating income (loss).

(2)	Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	2009	% of sales	2010	% of sales	2011	% of sales
	(restated)	(restated)	(restated)	(restated)
	($ in thousands)
Net sales	$298,219	100.0%	$433,729	100.0%	$544,011	100.0%
Cost of goods sold	(288,505)	(96.7)	(404,464)	(93.3)	(505,769)	(93.0)

Gross margin	9,714	3.3	29,265	6.7	38,242	7.0

Selling and administrative	(12,863)	(4.3)	(14,154)	(3.3)	(15,940)	(2.9)

Operating income (loss) before pension/OPEB	$(3,149)	(1.0)%	$15,111	3.4%	$22,302	4.1%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	2009	2010	2011
Sales volume(000 tons):
Wire rod	291	429	470
Fabricated wire products	66	73	78
Industrial wire	34	52	57
Billet	16	45	50
Coiled rebar	5	7	10

Total	412	606	665

Per-ton selling prices:
Wire rod	$575	$620	$735
Fabricated wire products	1,373	1,277	1,317
Industrial wire	897	915	1,016
Billet	366	452	541
Coiled rebar	540	622	742
All products	720	712	813

Average per-ton ferrous scrap cost of goods sold	$262	$294	$373

Average electricity cost per kilowatt hour	$0.03	$0.04	$0.04

Kilowatt hours consumed (000 hours)	341,392	478,641	522,562

Average natural gas cost per therm	$0.50	$0.50	$0.47

Natural gas therms consumed (000 therms)	14,115	18,134	18,358

KSW’s operating income before pension and OPEB for 2011 as compared to 2010 was also impacted by increased insurance costs and increased accrued incentive compensation expense as a result of higher profitability.

KSW’s operating performance before pension and OPEB for 2010 as compared to 2009 was also impacted by the following:

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

•	bad debt expense of $2.9 million during 2009 primarily due to the Chapter 11 proceedings of one of KSW’s customers compared to nominal similar amounts during 2010;

•	higher incentive compensation expense during 2010 due to increased profitability; and

•	a $4.2 million credit during 2009 related to the release of accrued environmental costs as discussed above.

Engineered Wire Products, Inc.

	2009	% of sales	2010	% of sales	2011	% of sales
	(restated)	(restated)	(restated)	(restated)
	($ in thousands)
Net sales	$37,575	100.0%	$41,310	100.0%	$55,928	100.0%
Cost of goods sold	(39,647)	(105.5)	(39,254)	(95.0)	(51,363)	(91.8)

Gross margin (loss)	(2,072)	(5.5)	2,056	5.0	4,565	8.2
Selling and administrative	(2,598)	(6.9)	(2,418)	(5.9)	(2,725)	(4.9)

Operating income (loss) before pension/OPEB	$(4,670)	(12.4)%	$(362)	(0.9)%	$1,840	3.3%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	2009		2010	2011
Sales volume (000 tons):
Wire mesh	41		47	53
Industrial wire	—		—	3

Total	41		47	56

Per-ton selling prices:
Wire mesh	$916		$878	$1,004
Industrial wire	—		—	853
Total	916		878	996

Average per-ton wire rod cost of goods sold	$710	(1)	$634	$722

(1)

The wire rod market increased to unprecedented price levels during the second and third quarters of 2008 and due to low shipment volumes during the fourth quarter of 2008 and the first quarter of 2009, the average per-ton wire rod costs included in the products EWP sold during 2009 of $710 was not consistent with KSW’s 2009 average per-ton wire rod selling price of $575.

EWP’s gross margin during 2011 as compared to 2010 was also impacted by lower salaries due to a decrease in salaried manufacturing employees and depreciation expense. EWP’s selling and administrative expenses during 2011 were higher than 2010 primarily due to increased insurance costs.

EWP’s gross margin during 2010 as compared to 2009 was also impacted by higher compensation costs. EWP’s selling and administrative expenses during 2010 were lower than 2009 primarily due to decreased outside commissions expense.

Keystone-Calumet, Inc.

	2009	% of sales	2010	% of sales	2011	% of sales
	($ in thousands)
Net sales	$11,127	100.0%	$22,987	100.0%	$30,905	100.0%
Cost of goods sold	(14,350)	(129.0)	(22,028)	(95.8)	(29,896)	(96.7)

Gross margin (loss)	(3,223)	(29.0)	959	4.2	1,009	3.3
Selling and administrative	(480)	(4.3)	(862)	(3.8)	(860)	(2.8)

Operating income (loss) before pension/OPEB	$(3,703)	(33.3)%	$97	0.4%	$149	0.5%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	2009	2010	2011
Sales volume(000 tons) – Bar	13	24	27
Per-ton selling prices – Bar	$782	$888	$1,030
Average per-ton billet cost of goods sold	$447	$507	$588

Throughout 2011, Calumet experienced significant production delays associated with equipment malfunctions including performance problems related to new equipment installed during the first quarter of 2011. Due to the related production outages, Calumet struggled to meet customer order deadlines on a consistent basis, resulting in lower than expected sales volume. As the equipment malfunctions are remedied and Calumet’s labor force gains experience working with the new equipment, we believe the mill will operate more efficiently, thereby allowing consistent on-time delivery of customer orders as well as reduction of future conversion costs.

Calumet’s operating performance for 2010 as compared to 2009 was also impacted by the following:

•	impairment charges of $2.8 million during 2009 to reduce inventory to its net realizable value;

•

substantially reduced production volumes during the first half of 2009 resulting in a much higher percentage of fixed costs included in cost of goods sold during 2009 as compared to 2010 (fixed costs as a percentage of sales were 8.0% during 2009 as compared to 4.3% during 2010);

•	lower prices for electricity during 2010; and

•

higher selling and administrative expenses during 2010 primarily due to the expansion of Calumet’s management team and sales force as well as increased incentive compensation accruals as a result of better operating performance.

Pension Credits and Expense

During 2009, we recorded defined benefit pension expense of $5.9 million. During 2010 and 2011, we recorded a defined benefit pension credit of $4.7 million and $24.4 million, respectively. The fluctuations in the pension credit or expense were primarily the result of increases in our plans’ assets of $58 million during 2009 and $86 million during 2010. These fluctuations in plan assets impact the subsequent year’s defined benefit pension credit or expense by (i) changing the expected return on plan assets as the plan assets multiplied by the assumed long-term rate of return is higher or lower than the prior year and (ii) changing the amortization of unrealized net gains or losses as any differences between the expected return on plan assets and the actual return on plan assets are deferred and amortized into income over future periods.

Our plans’ assets decreased by approximately $45 million during 2011 and we currently expect to record a defined benefit pension credit of $7.6 million during 2012. See Note 6 to our Consolidated Financial Statements.

OPEB Credits

We recorded an OPEB credit of $4.7 million during 2009, $5.3 million during 2010 and $5.8 million during 2011. We currently expect to record a $6.3 million OPEB credit during 2012. The increases in our OPEB credit from 2009 through our expected 2012 credit were primarily the result of decreases in the rate at which we recognize interest cost on our OPEB liabilities. See Note 6 to our Consolidated Financial Statements.

Interest Expense

Interest expense during 2009, 2010 and 2011 as well as the primary drivers of interest expense are presented in the following table.

	2009	2010	2011
	($ in thousands)
Interest expense	$1,725	$1,863	$1,218

Average balance of total debt	$35,129	$36,983	$39,992
Average balance of revolver	17,889	28,662	39,992

Weighted average interest rate	4.1%	4.0%	2.7%

The relatively low average balance of our revolver during 2009 was primarily due to substantially reduced production schedules throughout 2009 and an exceptionally low balance on our revolving credit facility at the end of 2008. The increase in the average balance of our revolver during 2010 was primarily due to increased production during 2010, the early extinguishment of the remaining $5.1 million balance outstanding under our loan agreement with the County of Peoria, Illinois and the retirement of the remaining $2.5 million balance of our term loan with Wells Fargo; both of which were funded with borrowings under our revolving credit facility. The increase in the average balance of our revolver during 2011 was primarily due to increased production schedules.

The decrease in the overall weighted average interest rate from 2010 to 2011 was primarily due to decreases in the rate at which our primary credit facility bore interest. Our primary credit facility bears interest at certain margins over prime and LIBOR rates. In October 2009 and August 2010, these margins changed as a result of amendments to our primary credit agreement. The following table presents the margins in effect over certain periods of time during the last three years.

	Margins on prime	Margins on LIBOR
January 2009 – October 2009	0% to 0.5%	2% to 2.75%
October 2009 – August 2010	1% or 1.25%	2.75% or 3%
August 2010 – December 2011	0.25% to 0.5%	2% to 2.25%

Provision for Income Taxes

A tabular reconciliation of the difference between the U.S. Federal statutory income tax rate and our effective income tax rates is included in Note 5 to our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

Operating Activities

During 2011, net cash provided by operations totaled $10.3 million as compared to net cash provided by operations of $11.9 million during 2010. The $1.6 million decrease in cash provided by operating activities was primarily due to the net effects of:

•	higher operating income before pension and OPEB during 2011 of $9.4 million;

•	higher net cash used as a result of relative changes in our accounts receivable in 2011 of $6.8 million due to both increased shipment volume and selling prices;

•

higher net cash used as a result of relative changes in our inventory in 2011 of $7.9 million primarily due to increased inventory levels in preparation of anticipated sales levels during the first quarter of 2012 and higher ferrous scrap costs at the end of 2011;

•

higher net cash provided as a result of relative changes in our accounts payable in 2011 of $6.5 million due to increased production schedules and capital projects in process at the end of 2011 as compared to 2010 as well as more favorable payment terms on raw materials and utilities;

•

higher net cash provided as a result of relative changes in our accrued liabilities in 2011 of $3.3 million primarily due to increased accrued incentive compensation related to higher profitability, increased insurance reserves and increased accrued utilities due to increased production schedules;

•	an increase in certain prepayments during 2011 as compared to the release of $1.0 million of utility deposits during 2010 as a result of entering into new energy service agreements; and

•	higher taxes paid during 2011 of $4.5 million primarily due to higher earnings in 2011.

During 2010, net cash provided by operations totaled $11.9 million as compared to net cash provided by operations of $13.3 million during 2009. The $1.4 million decline in operating cash flows was primarily due to the net effects of:

•	better operating performance before pension/OPEB during 2010 of $22.8 million;

•

lower net cash used as a result of relative changes in our accounts receivable in 2010 of $11.9 million primarily due to an abnormally low accounts receivable balance at December 31, 2008 as a result of customers limiting orders during the fourth quarter of 2008;

•

higher net cash used by relative changes in our inventory of $52.1 million in 2010 primarily due to increased scrap costs and substantially higher production levels during the first half of 2010 to meet increased demand as compared to extremely low production levels during the first half of 2009 as a result of a rapid decline in product demand (production levels were relatively consistent between the last half of 2010 and last half of 2009);

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

•	the release of $1.0 million of utility deposits during 2010 as discussed above; and

•	income tax refunds of $.1 million during 2010 compared to income tax payments of $1.1 million during 2009.

Investing Activities

During 2009, 2010 and 2011, we had capital expenditures of approximately $9.0 million, $14.9 million and $16.5 million, respectively. Capital expenditures for 2009 were lower than 2010 and 2011 capital expenditures as we limited all non-critical capital projects during 2009 due to the economic conditions. The increase in capital expenditures from 2010 to 2011 primarily relates to upgrades of production equipment at KSW and Calumet.

During 2009, the Illinois Environmental Protection Agency (the “IEPA”) released $2.0 million of previously escrowed funds to us in connection with the IEPA’s approval of the completion of the soil portion of the remediation plan for certain inactive waste management units. These funds were used to reduce our indebtedness under our revolving credit facility.

Financing Activities

We increased borrowings on our revolving credit facility during 2011 by $5.9 million as compared to increasing borrowings by $15.2 million during 2010. The decreased borrowings during 2011 were primarily due to significantly lower principal payments during 2011 as we no longer had significant debt other than our revolving credit facility, partially offset by increased capital expenditures and less cash provided by operations as discussed above.

We increased our borrowings on our revolving credit facility by $15.2 million during 2010 primarily as a result of the early extinguishment of the remaining $5.1 million balance outstanding under our loan agreement with the County of Peoria, Illinois, the retirement of the remaining $2.5 million balance of our term loan with Wells Fargo (both of which were funded with borrowings under our revolving credit facility) and increased production during 2010 as compared to 2009.

We increased our borrowings on our revolving credit facility by $9.3 million during 2009 primarily as a result of decreased profitability and the payment of 2008’s employee incentive compensation during the first quarter of 2009.

Future Cash Requirements

Capital Expenditures

Capital expenditures for 2012 are expected to be approximately $17 million and are primarily related to upgrades of production equipment. We expect to fund capital expenditures using cash flows from operations and borrowing availability under our revolving credit facility.

Summary of Debt and Other Contractual Commitments

As more fully described in Notes 4 and 7 to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. The following table summarizes such contractual commitments that are unconditional both in terms of timing and amount by the type and date of payment:

	Payment due date
Contractual commitment	2012	2013/2014	2015/2016	2017 and after	Total
	(In thousands)
Principal payments on debt obligations	$33,631	$1,100	$—	$—	$34,731
Operating leases	736	588	225	—	1,549
Product supply agreements	2,237	4,474	4,474	6,732	17,917
Income taxes	4,482	—	—	—	4,482

Total	$41,086	$6,162	$4,699	$6,732	$58,679

The timing and amounts shown in the above table are based upon the contractual payment amount and the contractual payment date for such commitments with the exception of our revolving credit facility. As our revolving credit facility requires our daily net cash receipts be used to reduce the outstanding borrowings under the facility, we have presented the payment of the revolving credit facility balance as of December 31, 2011, as being due during 2012 as opposed to its maturity date in 2015. Additionally, due to the short-term nature of the assumed 2012 payment of our revolving credit facility balance and as our other debt obligations are non-interest bearing, we have not included amounts for interest in the table above. Note that our revolving credit facility bears interest at prime plus a margin ranging from 0.25% to 0.5%, for prime-based borrowings, or LIBOR plus a margin ranging from 2.00% to 2.25%, for LIBOR-based borrowings (the weighted average interest rate was 2.8% at December 31, 2011).

The above table does not reflect any amounts that we might pay to fund our defined benefit pension plans and OPEB plans as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future census data.

Off-balance Sheet Financing

We do not have any off-balance sheet financing agreements other than the operating leases included in the table above. See Note 7 to our Consolidated Financial Statements.

Environmental Obligations

At December 31, 2011, our financial statements reflected accrued liabilities of $.4 million for estimated remediation costs for those environmental matters which we believe are probable and reasonably estimable; $.2 million of which we believe will be paid during 2012. Although we have established an accrual for estimated future required environmental remediation costs, we do not know the ultimate cost of remedial measures that might eventually be required by environmental authorities and additional environmental hazards, requiring further remedial expenditures, might be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. The upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.1 million, including the $.4 million currently accrued. See Note 7 to our Consolidated Financial Statements for discussions of our environmental liabilities.

Pension and Other Postretirement Obligations

We were not required to make any cash contributions to our defined benefit pension plans during 2009, 2010 or 2011 and we currently do not expect to be required to make cash contributions during 2012. However, we contributed $1.3 million in each of 2009 and 2010 and $1.1 million in 2011 to our other postretirement benefit plans and we currently expect to contribute $1.2 million during 2012. As allowed under certain of our benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2009, 2010, 2011 and 2012 benefit payments due under one of our OPEB plans. If we had not exercised such rights for 2012, our expected OPEB contributions would be $2.9 million higher. We have the ability to decide whether or not to exercise such rights on a year-by-year basis. Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and other postretirement benefit funding requirements in future periods. See Note 6 to our Consolidated Financial Statements.

Working Capital and Borrowing Availability

	December 31,
	2010	2011
	(restated)
	(In thousands)
Working capital	$70,357	$78,742
Outstanding balance under revolving credit facility	27,740	33,630

Additional borrowing availability	38,779	30,939

The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.0 million at December 31, 2011). Our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio, defined in the agreement as earnings before interest, taxes, depreciation, amortization, restructuring costs, pension and OPEB expense or credits, less OPEB payments, divided by the sum of interest expense, tax payments, principal payments on certain debt and certain capital expenditures, of 1.0 if excess availability falls below $10.0 million. At December 31, 2011 our fixed charge coverage ratio was 1.5 and as disclosed above excess availability was $30.9 million. Current forecasts indicate we will maintain excess availability of at least $10.0 million and a fixed charge coverage ratio of at least 1.0 throughout 2012.

RELATED PARTY TRANSACTIONS

As further discussed in Note 11 to our Consolidated Financial Statements, we are party to certain transactions with related parties. It is our policy to engage in transactions with related parties on terms no less favorable than could be obtained from unrelated parties.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 13 to our Consolidated Financial Statements for the projected impact of recent accounting pronouncements on our financial position and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

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

We assess property and equipment for impairment only when circumstances as specified in ASC 360-10-35, Property, Plant, and Equipment, indicate an impairment may exist. No long-lived assets were tested for impairment during 2011 because there were no circumstances to indicate an impairment may exist.

Income taxes. We record a valuation allowance to reduce our gross deferred income tax assets to the amount believed to be realized under the more-likely-than-not recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income or loss in the period such change in estimate was made. We believe the realization of our gross deferred income tax assets meet the more-likely-than-not realizability test at December 31, 2011.

We record a reserve for uncertain tax positions for each tax position where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. Our reserve for uncertain tax positions was nil for each of 2009, 2010 and 2011.

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

Assumptions on defined benefit pension plans. Under defined benefit pension plan accounting, we recognize defined benefit pension plan expense or credit and pension assets or liabilities based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. We recognize the full funded status of our defined benefit pension plans as either an asset (for overfunded plans) or a liability (for underfunded plans) in our Consolidated Balance Sheet. At December 31, 2011 our defined benefit pension plan for inactive employees was overfunded while our defined benefit pension plan for active employees was underfunded.

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

We used the following discount rates for our defined benefit pension plans during the last three years:

Discount rates used for:
Obligations at December 31, 2009 and expense in 2010	Obligations at December 31, 2010 and expense in 2011	Obligations at December 31, 2011 and expense in 2012
5.6%	5.0%	4.0%

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

Substantially all of our plans’ assets are invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran, to permit the collective investment by certain master trusts that fund certain employee benefit plans sponsored by Contran and certain of its affiliates. Mr. Harold C. Simmons is the sole trustee of the CMRT. The CMRT’s investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT. The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 23-year history of the CMRT through December 31, 2011, the average annual rate of return of the CMRT has been 13.9%.

The CMRT’s weighted average asset allocations by asset category were as follows:

	December 31,
	2010	2011
Equity securities and limited partnerships	83%	85%
Fixed income securities	16	14
Real estate, cash, cash equivalents and other	1	1

Total	100%	100%

We regularly review our actual asset allocation for our defined benefit pension plans, and will periodically rebalance the investments in the plans to more accurately reflect the targeted allocation when considered appropriate.

For 2009, 2010 and 2011, the assumed long-term rate of return utilized for plan assets invested in the CMRT was 10%. We currently expect to utilize the same long-term rate of return on plan assets assumption in 2012. In determining the appropriateness of such long-term rate of return assumption, we considered the historical rate of return for the CMRT, the current and projected asset mix of the CMRT, the investment objectives of the CMRT’s managers and the advice of our third-party actuaries.

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

Defined benefit pension expense or credit and the amounts recognized as pension assets or liabilities are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. During 2009, we recorded defined benefit pension expense of $5.9 million. During 2010 and 2011, we recorded a defined benefit pension credit of $4.7 million and $24.4 million, respectively. The fluctuations in the pension credit or expense were primarily the result of increases in our plans’ assets of $58 million during 2009 and $86 million during 2010. These fluctuations in plan assets impact the subsequent year’s defined benefit pension credit or expense by (i) changing the expected return on plan assets as the plan assets multiplied by the assumed long-term rate of return is higher or lower than the prior year and (ii) changing the amortization of unrealized net gains or losses as any differences between the expected return on plan assets and the actual return on plan assets are deferred and amortized into income over future periods. The amount of funding requirements for our defined benefit pension plans is based upon applicable regulations, and will generally differ from pension expense or credit recognized under GAAP. No contributions were required to be made to our defined benefit pension plans during the past three years and we expect that no cash contributions to our pension plans will be required during 2012.

We currently expect to record a defined benefit pension credit during 2012 of $7.6 million. If we had lowered the assumed discount rate by 25 basis points as of December 31, 2011, our projected and accumulated benefit obligations would have increased by approximately $12.8 million and $12.4 million, respectively at that date, and the expected defined benefit pension credit for 2012 would have decreased by approximately $.5 million. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points, the expected defined benefit pension credit for 2012 would have decreased by approximately $1.2 million.

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

We recognized a consolidated OPEB credit of $4.7 million during 2009, $5.3 million during 2010 and $5.8 million during 2011. We currently expect to record a $6.3 million OPEB credit during 2012. If we had lowered the assumed discount rate by 25 basis points for all of our OPEB plans as of December 31, 2011, our aggregate accumulated OPEB obligations would have increased by approximately $1.4 million at that date, and our expected OPEB credit for 2012 would have decreased by $32,000.

Similar to defined benefit pension contributions, the amount of required contributions for our OPEB plans will differ from the expense or credit recognized for financial reporting purposes. We contributed $1.3 million in each of 2009 and 2010 and $1.1 million in 2011 to our other postretirement benefit plans and we expect to contribute $1.2 million during 2012. As allowed under certain of our benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2009, 2010, 2011 and 2012 benefit payments due under one of our OPEB plans. If we had not exercised such rights for 2012, our expected OPEB contributions would be $2.9 million higher. We have the ability to decide whether or not to exercise such rights on a year-by-year basis. See Note 6 to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk relates primarily to changes in interest rates related to variable-rate indebtedness. The following table presents principal amounts, interest rates and fair value for our outstanding variable-rate indebtedness at December 31, 2010 and 2011. See Note 4 to our Consolidated Financial Statements.

	Amount
	Carrying value	Fair value	Interest rate	Maturity date
	(In thousands)
December 31, 2011	$33,630	$33,630	2.8%	2015
December 31, 2010	$27,740	$27,740	2.6%	2015

Substantially all of our debt outstanding at December 31, 2011 is at variable interest rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of December 31, 2011 the analysis indicated that such rate movements would not have a material effect on our financial results from operations or cash flows. However, actual gains or losses in the future may differ materially from our analysis based on changes in the timing and amount of interest rate movement.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, our Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon their evaluation, these executive officers have concluded our disclosure controls and procedures were effective as of December 31, 2011.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2011. Pursuant to the regulations of the SEC, our independent registered public accounting firm is not required to, and did not, audit our internal control over financial reporting as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our evaluation of the effectiveness of our internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Certifications

Our chief executive officer and chief financial officer are required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2011 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

The information required by this Item is incorporated by reference to the Keystone Proxy Statement. See also Note 11 to our Consolidated Financial Statements.

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

Included as exhibits are the items listed in the Exhibit Index. We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1740, Dallas, Texas 75240. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2011.

Exhibit No.	Exhibit Item

3.1

Amended and Restated Certificate of Incorporation of the Registrant dated January 18, 2008, as filed with the Secretary of State of Delaware. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K dated January 18, 2008).

3.2	Amended and Restated Bylaws of the Registrant dated August 31, 2005. (Incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

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

10.5*

Form of Deferred Compensation Agreement between the Registrant and certain executive officers. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-3919) for the quarter ended March 31, 1999).

10.6

Intercorporate Services Agreement dated as of January 1, 2007 by and between Registrant and Contran Corporation. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.7**	Tax Sharing Agreement between the Registrant and Contran Corporation dated August 16, 2011.

14.1**	Amended Code of Business Conduct and Ethics dated March 15, 2012.

18.1**	Letter from PricewaterhouseCoopers LLP regarding the preferable change in the Company’s accounting for inventory effective December 31, 2011.

21.1**	Subsidiaries of the Company

31.1**	Certification

31.2**	Certification

32.1**	Certification

Exhibit No.	Exhibit Item

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract, compensatory plan or agreement.
**	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated March 15, 2012, thereunto duly authorized.

KEYSTONE CONSOLIDATED INDUSTRIES, INC. (Registrant)

/s/ GLENN R. SIMMONS
Glenn R. Simmons
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below and dated as of March 15, 2012 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ GLENN R. SIMMONS	/s/ STEVEN L. WATSON
Glenn R. Simmons	Steven L. Watson
Chairman of the Board	Director

/s/ THOMAS E. BARRY	/s/ DONALD P. ZIMA
Thomas E. Barry	Donald P. Zima
Director	Director

/s/ DAVID L. CHEEK	/s/ BERT E. DOWNING, JR.
David L. Cheek	Bert E. Downing, Jr.
Chief Executive Officer	Vice President, Chief Financial Officer, Corporate Controller and Treasurer (Principal Accounting and Financial Officer)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Keystone Consolidated Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Keystone Consolidated Industries, Inc. and its subsidiaries at December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for inventories in 2011.

Dallas, TX

March 15, 2012

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2010	2011
ASSETS	(restated)
Current assets:
Accounts receivable, net of allowances of $2,938 and $173	$46,765	$58,976
Inventories	70,601	88,567
Deferred income taxes	8,106	12,194
Income taxes receivable	2,029	—
Prepaid expenses and other	1,474	2,033

Total current assets	128,975	161,770

Property, plant and equipment:
Land	1,468	1,468
Buildings and improvements	63,375	64,959
Machinery and equipment	338,071	348,789
Construction in progress	4,628	5,607

	407,542	420,823
Less accumulated depreciation	319,533	327,820

Net property, plant and equipment	88,009	93,003

Other assets:
Pension asset	153,962	71,719
Other, net	1,533	1,455

Total other assets	155,495	73,174

Total assets	$372,479	$327,947

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share data)

	December 31,
	2010	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY	(restated)
Current liabilities:
Current maturities of long-term debt	$27,744	$33,631
Accounts payable	6,694	14,334
Accrued OPEB cost	1,279	1,220
Income taxes payable to Contran	—	3,769
Income taxes payable to tax authorities	—	713
Other accrued liabilities	22,901	29,361

Total current liabilities	58,618	83,028

Noncurrent liabilities:
Long-term debt	937	983
Accrued pension cost	—	21,664
Accrued OPEB cost	45,247	50,470
Deferred income taxes	58,830	17,783
Other	1,849	1,891

Total noncurrent liabilities	106,863	92,791

Stockholders’ equity:
Common stock $.01 par value; 20,000,000 shares authorized, 12,500,000 and 12,101,932 shares issued, 12,101,932 shares outstanding	125	121
Additional paid-in capital	100,111	99,024
Accumulated other comprehensive loss	(97,307)	(182,093)
Retained earnings	204,865	235,076
Treasury stock, at cost – 398,068 and nil shares	(796)	—

Total stockholders’ equity	206,998	152,128

Total liabilities and stockholders’ equity	$372,479	$327,947

Commitments and contingencies (Note 7).

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2009	2010	2011
	(restated)	(restated)
Net sales	$322,347	$450,745	$563,985
Cost of goods sold	(314,987)	(417,918)	(520,015)

Gross margin	7,360	32,827	43,970

Other operating income (expense):
Selling expense	(6,343)	(6,758)	(7,351)
General and administrative expense	(11,869)	(14,096)	(15,238)
Defined benefit pension credit (expense)	(5,887)	4,654	24,388
Other postretirement benefit credit	4,748	5,258	5,799

Total other operating income (expense)	(19,351)	(10,942)	7,598

Operating income (loss)	(11,991)	21,885	51,568

Nonoperating income (expense):
Interest expense	(1,725)	(1,863)	(1,218)
Other, net	1,049	637	699

Total nonoperating expense	(676)	(1,226)	(519)

Income (loss) before income taxes	(12,667)	20,659	51,049

Income tax benefit (expense)	3,243	(8,645)	(20,838)

Net income (loss)	$(9,424)	$12,014	$30,211

Basic and diluted income (loss) per share	$(0.78)	$0.99	$2.50

Basic and diluted weighted average shares outstanding	12,102	12,102	12,102

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2009	2010	2011
	(restated)	(restated)
Net income (loss)	$(9,424)	$12,014	$30,211

Other comprehensive income (loss), net of tax:
Defined benefit pension plans	34,857	41,656	(75,807)
Other postretirement benefit plans	(6,972)	(6,433)	(8,979)

Total other comprehensive income (loss), net	27,885	35,223	(84,786)

Comprehensive income (loss)	$18,461	$47,237	$(54,575)

Accumulated other comprehensive income (loss), net of tax:

Defined benefit pension plans:
Balance at beginning of year	$(193,258)	$(158,401)	$(116,745)
Other comprehensive income (loss):
Net actuarial gain (loss) arising during year	21,611	31,388	(80,963)
Amortization of prior service cost	805	761	744
Amortization of net actuarial losses	12,441	9,507	4,412

Balance at end of year	$(158,401)	$(116,745)	$(192,552)

Defined benefit OPEB plans:
Balance at beginning of year	$32,843	$25,871	$19,438
Other comprehensive income (loss):
Plan amendment	(49)	—	—
Net actuarial loss arising during year	(2,032)	(1,581)	(4,025)
Amortization of prior service credit	(10,473)	(9,990)	(9,765)
Amortization of net actuarial losses	5,582	5,138	4,811

Balance at end of year	$25,871	$19,438	$10,459

Total accumulated other comprehensive income (loss):
Balance at beginning of year	$(160,415)	$(132,530)	$(97,307)
Other comprehensive income (loss)	27,885	35,223	(84,786)

Balance at end of year	$(132,530)	$(97,307)	$(182,093)

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2009, 2010 and 2011

(In thousands)

	Common stock		Additional	Accumulated other comprehensive income (loss)
	Shares outstanding	Amount	paid-in capital	Pensions	OPEB	Retained earnings	Treasury stock	Total
						(restated)		(restated)
Balance – December 31, 2008	12,102	$125	$100,111	$(193,258)	$32,843	$202,275	$(796)	$141,300
Net loss	—	—	—	—	—	(9,424)	—	(9,424)
Other comprehensive income (loss), net	—	—	—	34,857	(6,972)	—	—	27,885

Balance – December 31, 2009	12,102	125	100,111	(158,401)	25,871	192,851	(796)	159,761
Net income	—	—	—	—	—	12,014	—	12,014
Other comprehensive income (loss), net	—	—	—	41,656	(6,433)	—	—	35,223

Balance – December 31, 2010	12,102	125	100,111	(116,745)	19,438	204,865	(796)	206,998
Net income	—	—	—	—	—	30,211	—	30,211
Retirement of treasury stock	—	(4)	(1,248)	—	—	—	796	(456)
Other comprehensive income (loss), net	—	—	—	(75,807)	(8,979)	—	—	(84,786)
Other, net	—	—	161	—	—	—	—	161

Balance – December 31, 2011	12,102	$121	$99,024	$(192,552)	$10,459	$235,076	$—	$152,128

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2009	2010	2011
	(restated)	(restated)
Cash flows from operating activities:
Net income (loss)	$(9,424)	$12,014	$30,211
Depreciation and amortization	13,584	12,062	11,234
Deferred income taxes	977	6,553	10,476
Defined benefit pension expense (credit)	5,887	(4,654)	(24,388)
OPEB credit	(4,748)	(5,258)	(5,799)
OPEB payments	(1,347)	(1,303)	(1,139)
Bad debt expense	2,935	78	196
Impairment of inventory	2,821	303	—
Other, net	384	(233)	306
Change in assets and liabilities:
Accounts receivable	(17,516)	(5,575)	(12,407)
Inventories	42,012	(10,051)	(17,966)
Accounts payable	(2,199)	1,117	7,640
Accrued environmental costs	(4,395)	7	(332)
Other accrued liabilities	(10,440)	3,546	6,834
Income taxes payable to Contran	—	—	3,769
Income taxes payable to tax authorities	(5,322)	2,177	2,742
Other, net	114	1,152	(1,114)

Net cash provided by operating activities	13,323	11,935	10,263

Cash flows from investing activities:
Capital expenditures	(9,000)	(14,937)	(16,479)
Restricted investments, net	2,028	(1)	2
Other, net	81	110	73

Net cash used in investing activities	(6,891)	(14,828)	(16,404)

Cash flows from financing activities:
Revolving credit facility, net	9,282	15,194	5,890
Principal payments on other notes payable and long-term debt	(15,584)	(11,927)	(4)
Deferred financing costs paid	(130)	(374)	(12)
Transactions with stockholders	—	—	267

Net cash provided by(used in)financing activities	(6,432)	2,893	6,141

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2009	2010	2011
	(restated)	(restated)
Cash and cash equivalents:
Net change from operations, investing and financing activities	—	—	—

Balance at beginning of year	—	—	—

Balance at end of year	$—	$—	$—

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$1,462	$1,631	$1,088
Income taxes paid (refunded), net	1,106	(85)	4,411

See accompanying Notes to Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 1—Summary of significant accounting policies:

Nature of our business. Keystone Consolidated Industries, Inc. (“KCI” or “Keystone”) (OTCQB: KYCN) is a leading domestic producer of steel fabricated wire products, industrial wire and wire rod. We also manufacture wire mesh, coiled rebar, steel bar and other products. Our products are used in the agricultural, industrial, cold drawn, construction, transportation, original equipment manufacturer and retail consumer markets. We are vertically integrated, converting substantially all of our products from billet produced in our steel mini-mill.

Organization. We are majority owned by Contran Corporation (“Contran”), which owned approximately 88% of our outstanding common stock at December 31, 2011. In March 2011, Contran completed a tender offer in which it purchased 1.6 million shares of our common stock and in August 2011, Contran acquired additional shares of our common stock from another stockholder. See Note 10. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Basis of Presentation. Our Consolidated Financial Statements include the accounts of Keystone and our majority-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

Our fiscal year is either 52 or 53 weeks and ends on the Sunday closest to December 31 of each year. 2009 and 2011 were each 52-week years while 2010 was a 53-week year.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Keystone Consolidated Industries, Inc. and its subsidiaries, taken as a whole.

Management’s Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously estimated amounts under different assumptions or conditions.

Accounts receivable. We provide an allowance for doubtful accounts for known and estimated potential losses arising from our sales to customers based on a periodic review of these accounts.

Inventories and cost of sales; restatement for change in accounting principle. Inventories include the costs for raw materials and the costs to manufacture raw materials into finished goods. Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, inbound and outbound shipping and handling, and salaries and benefits associated with our manufacturing process. We allocate fixed manufacturing overhead based on normal production capacity. Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred. As inventory is sold to third parties, we recognize the cost of sales in the same period the sale occurs. We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

We state inventories at lower of cost or market net of allowance for obsolete and slow-moving inventories. Prior to December 31, 2011 the last-in, first-out (“LIFO”) method was used to determine the cost of the productive inventories held at our Keystone Steel & Wire (“KSW”) and Engineered Wire Products (“EWP”) segments, while the first-in, first-out (“FIFO”) method was used to determine the productive inventories held at our Keystone-Calumet segment and the average cost method was used to determine the cost of supplies inventories held at all our facilities. At the end of 2011 KSW changed its method for productive inventory costing from LIFO to FIFO, and EWP changed its method for productive inventory costing from LIFO to an average cost method. We believe the FIFO or average cost methods of accounting for inventories provides more meaningful information for financial statement readers as it enhances comparability to our peers and discloses the current value of inventories on our consolidated balance sheet. As required by accounting principles generally accepted in the United States of America (“GAAP”), we have retroactively reflected this change in accounting by restating our financial statements for prior periods. The following tables provide the effect of the accounting change on each financial statement line impacted as of December 31, 2010 and 2011 and for the years ended December 31, 2009, 2010 and 2011. Retained earnings and total stockholder’s equity as of December 31, 2008 and 2009 were higher as a result of this accounting change by $21.7 million and $12.0 million, respectively. There was no impact to our previously-reported amounts of cash flows from operating, investing or financing activities for any period presented as a result of the accounting change.

	As of December 31,
	2010			2011
	(In thousands)
	As Reported under LIFO	Change in Accounting Principle Increase (Decrease)	As Currently Reported	As Computed under LIFO	Change in Accounting Principle Increase (Decrease)	As Currently Reported
Inventories	$45,944	$24,657	$70,601	$60,570	$27,997	$88,567
Current deferred income taxes	17,501	(9,395)	8,106	22,971	(10,777)	12,194
Total current assets	113,713	15,262	128,975	144,550	17,220	161,770
Total assets	357,217	15,262	372,479	310,727	17,220	327,947
Retained earnings	189,603	15,262	204,865	217,856	17,220	235,076
Total stockholders’ equity	191,736	15,262	206,998	134,908	17,220	152,128
Total liabilities and stockholders’ equity	357,217	15,262	372,479	310,727	17,220	327,947

	Years ended December 31,
	2009			2010			2011
	(In thousands)
	As Reported under LIFO	Change in Accounting Principle Increase (Decrease)	As Currently Reported	As Reported under LIFO	Change in Accounting Principle Increase (Decrease)	As Currently Reported	As Computed under LIFO	Change in Accounting Principle Increase (Decrease)	As Currently Reported
Cost of goods sold	$299,787	$15,200	$314,987	$423,341	$(5,423)	$417,918	$523,355	$(3,340)	$520,015
Gross margin	22,560	(15,200)	7,360	27,404	5,423	32,827	40,630	3,340	43,970
Operating income (loss)	3,209	(15,200)	(11,991)	16,462	5,423	21,885	48,228	3,340	51,568
Income (loss) before income taxes	2,533	(15,200)	(12,667)	15,236	5,423	20,659	47,709	3,340	51,049
Income tax expense (benefit)	2,292	(5,535)	(3,243)	6,493	2,152	8,645	19,456	1,382	20,838
Net income (loss)	241	(9,665)	(9,424)	8,743	3,271	12,014	28,253	1,958	30,211
Basic and diluted income (loss) per share	0.02	(0.80)	(0.78)	0.72	0.27	0.99	2.34	0.16	2.50
Comprehensive income (loss)	28,126	(9,665)	18,461	43,966	3,271	47,237	(56,533)	1,958	(54,575)

Property, plant and equipment and depreciation expense. Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is computed using principally the straight-line method over the estimated useful lives of 10 to 30 years for buildings and improvements and three to 15 years for machinery and equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Depreciation expense for financial reporting purposes was $13.6 million, $12.1 million and $11.2 million during 2009, 2010 and 2011, respectively. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

We expense expenditures for maintenance, repairs and minor renewals as incurred, including planned major maintenance. We capitalize expenditures for major improvements. We capitalize interest costs related to major long-term capital projects and renewals as a component of construction costs. We did not capitalize any material interest costs in 2009, 2010 or 2011.

We perform impairment tests when events or changes in circumstances indicate the carrying value of our property, plant and equipment may not be recoverable. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s net carrying value to determine if an impairment exists.

Long-term debt and deferred financing costs. We state long-term debt net of any unamortized original issue premium or discount. We classify amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness in interest expense, and compute such amortization by the interest method over the term of the applicable issue.

Pension plans and other postretirement benefits. Accounting and funding policies for our pension plans and other postretirement benefits (“OPEB”) are described in Note 6.

Environmental liabilities. We record liabilities related to environmental remediation when estimated future expenditures are probable and reasonably estimable. If we are unable to determine that a single amount in an estimated range of probable future expenditures is more likely, we record the minimum amount of the range. Such accruals are adjusted as further information becomes available or circumstances change. We do not discount costs of future expenditures for environmental remediation obligations to their present value due to the uncertain timeframe of payout. We expense any legal costs related to environmental remediation as incurred. We record recoveries of environmental remediation costs from other parties as assets when their receipt is deemed probable. We did not have any such assets recorded at December 31, 2010 or 2011. See Note 7.

Income taxes. In August 2011, we became a member of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”) pursuant to Contran’s purchase of additional shares of our common stock which resulted in Contran’s ownership interest increasing to more than 80%. See Note 10. We also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are now a party to a tax sharing agreement with Contran which provides that, beginning in August 2011, we compute our tax provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to, or receive payments from, Contran in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group for all periods after August 2011. We paid Contran $.2 million for income taxes in 2011.

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

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. Our reserve for uncertain tax positions was nil in each of 2009, 2010 and 2011.

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

Selling, general and administrative expenses. Selling, general and administrative expenses include costs related to marketing, sales, distribution, environmental costs and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Advertising costs, expensed as incurred, were $1.1 million, $1.4 million and $1.8 million in 2009, 2010 and 2011, respectively.

Note 2—Business segment information:

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

•

Engineered Wire Products, Inc. (“EWP”), located in Upper Sandusky, Ohio, primarily manufactures and sells wire mesh in both roll and sheet form that is utilized as reinforcement in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges; and

•

Keystone-Calumet, Inc. (“Calumet”), located in Chicago Heights, Illinois, manufactures and sells merchant and special bar quality products and special sections in carbon and alloy steel grades for use in agricultural, cold drawn, construction, industrial chain, service centers and transportation applications as well as in the production of a wide variety of products by original equipment manufacturers.

Calumet’s primary raw material is billet and EWP’s primary raw material is wire rod. Both Calumet and EWP source the majority of their primary raw material requirements from KSW.

As discussed in Note 1, at the end of 2011 KSW changed its method for productive inventory costing from LIFO to FIFO and EWP changed its method for productive inventory costing from LIFO to an average cost method. The impact of this change on their operating income is set forth in the following table.

	KSW	EWP
	(In thousands)
Year ended December 31, 2009:
Operating income under LIFO	$5,976	$1,405
Change in accounting principle	(9,125)	(6,075)

Operating income (loss) as currently reported	$(3,149)	(4,670)

Year ended December 31, 2010:
Operating income (loss) under LIFO	$10,604	$(1,278)
Change in accounting principle	4,507	916

Operating income (loss) as currently reported	$15,111	$(362)

Year ended December 31, 2011:
Operating income (loss) as computed under LIFO	$21,684	$(882)
Change in accounting principle	618	2,722

Operating income as currently reported	$22,302	$1,840

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

	Years ended December 31,
	2009	2010	2011
	(restated)	(restated)
	(In thousands)
Net sales:
KSW	$298,219	$433,729	$544,011
EWP	37,575	41,310	55,928
Calumet	11,127	22,987	30,905
Elimination of intersegment sales	(24,574)	(47,281)	(66,859)

Total net sales	$322,347	$450,745	$563,985

Operating income (loss):
KSW	$(3,149)	$15,111	$22,302
EWP	(4,670)	(362)	1,840
Calumet	(3,703)	97	149
Defined benefit pension credit (expense)	(5,887)	4,654	24,388
OPEB credit	4,748	5,258	5,799
Other(1)	670	(2,873)	(2,910)

Total operating income (loss)	(11,991)	21,885	51,568

Nonoperating income (expense):
Interest expense	(1,725)	(1,863)	(1,218)
Other, net	1,049	637	699

Income (loss) before income taxes	$(12,667)	$20,659	$51,049

(1)	Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Throughout 2009 Calumet determined it would not be able to recover the cost of certain inventory items in future selling prices and recognized impairment charges of $2.8 million to reduce the inventory to its net realizable value. Nominal impairment charges were incurred during 2010 and none were incurred during 2011. These impairment charges are included in cost of goods sold.

On July 2, 2009, the Illinois Environmental Protection Agency (the “IEPA”) approved the completion of the soil portion of the remediation plan of certain waste management units at KSW which resulted in a $4.2 million decrease (recorded as a credit to general administrative expense) in KSW’s environmental reserves during 2009. See Note 7.

During 2009, KSW recorded bad debt expense of $2.9 million primarily due to a Chapter 11 filing by one of their customers. Nominal amounts of bad debt expense were incurred during 2010 and 2011. Bad debt expense is included in general and administrative expense.

Substantially all of our assets are located in the United States. Segment assets are comprised of all assets attributable to each reportable operating segment. Corporate assets consist principally of the pension asset, restricted investments, deferred tax assets and corporate property, plant and equipment.

	December 31,
	2009	2010	2011
	(restated)	(restated)
	(In thousands)
Total assets:
KSW(1)	$152,061	$165,350	$192,270
EWP(1)	23,302	23,757	28,069
Calumet	11,940	14,820	18,865
Corporate(1)	89,772	168,552	88,743

Total	$277,075	$372,479	$327,947

(1)

As discussed above, at the end of 2011 KSW changed their method for productive inventory costing from the LIFO method to FIFO and EWP changed their method for productive inventory costing from the LIFO method to an average cost method. As a result of the accounting change, consolidated total assets increased by their LIFO reserves net of related deferred taxes as of the end of each year. Total assets at the segment level increased by their respective LIFO reserves. KSW’s LIFO reserve was $15.4 million, $19.9 million and $20.6 million as of December 31, 2009, 2010 and 2011, respectively. EWP’s LIFO reserve was $3.8 million, $4.7 million and $7.4 million as of December 31, 2009, 2010 and 2011, respectively. The related deferred tax asset balance recorded at Corporate was $7.2 million, $9.4 million and $10.8 million as of December 31, 2009, 2010 and 2011, respectively.

	Years ended December 31,
	2009	2010	2011
	(In thousands)
Depreciation and amortization:
KSW	$11,362	$9,874	$9,160
EWP	1,674	1,593	1,397
Calumet	435	481	576
Corporate	113	114	101

Total	$13,584	$12,062	$11,234

Capital expenditures:
KSW	$8,094	$13,456	$14,720
EWP	375	528	289
Calumet	531	953	1,470

Total	$9,000	$14,937	$16,479

Most of our products are distributed in the Midwestern, Southwestern and Southeastern regions of the United States. Information concerning geographic concentration of net sales based on location of customer is as follows:

	Years ended December 31,
	2009	2010	2011
	(In thousands)
United States	$319,390	$446,972	$559,510
Canada	2,169	2,982	3,669
Other	788	791	806

Total	$322,347	$450,745	$563,985

Note 3—Inventories, net:

	December 31,
	2010	2011
	(restated)
	(In thousands)
Raw materials	$3,957	$6,995
Billet	5,832	12,702
Wire rod	7,042	7,155
Work in process	5,030	6,771
Finished product	22,821	29,228
Supplies	25,919	25,716

Total	$70,601	$88,567

As discussed in Note 1, at the end of 2011, KSW changed their method for productive inventory costing from LIFO to FIFO and EWP changed their method for productive inventory costing from LIFO to an average cost method. As a result of the accounting change, our net inventory balance increased by $24.7 million at December 31, 2010 (representing the elimination of our aggregate LIFO reserve at such date).

Note 4—Notes payable and long-term debt:

	December 31,
	2010	2011
	(In thousands)
Wells Fargo revolving credit facility	$27,740	$33,630
Other	941	984

Total debt	28,681	34,614
Less current maturities	27,744	33,631

Total long-term debt	$937	$983

Our revolving credit facility with Wells Fargo, as amended, provides for borrowings up to $70 million and matures in August 2015. Outstanding borrowings bear interest at prime plus a margin ranging from 0.25% to 0.5%, for prime-based borrowings, or LIBOR plus a margin ranging from 2.00% to 2.25%, for LIBOR-based borrowings (the weighted average interest rate was 2.8% at December 31, 2011).

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. At December 31, 2011, letters of credit for $5.0 million were outstanding and excess availability under the Wells Fargo Facility was $30.9 million. In the event our excess availability falls below $10.0 million the facility agreement imposes certain limitations on our ability to pay dividends or repurchase our common stock and requires us to maintain a minimum fixed charge coverage ratio, defined in the agreement as earnings before interest, taxes, depreciation, amortization, restructuring costs, pension and OPEB expense or credits, less OPEB payments, divided by the sum of interest expense, tax payments, principal payments on certain debt and certain capital expenditures, of 1.0. As of December 31, 2011 our fixed charge coverage ratio was 1.5.

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

The Wells Fargo Facility requires our daily net cash receipts be used to reduce the outstanding borrowings, which results in us maintaining zero cash balances so long as there is an outstanding balance under this facility. Accordingly, any outstanding balances under the Wells Fargo Facility are always classified as a current liability, regardless of the maturity date of the facility. In the aggregate future maturities of debt table below we have presented the payment of the revolving credit facility balance as of December 31, 2011, as being due during 2012 as opposed to its maturity date in 2015.

The aggregate future maturities of debt at December 31, 2011 are shown in the following table.

Year ending December 31,	Amount
(In thousands)
2012	$33,631
2014	1,100

Total	$34,731

Note 5—Income taxes:

Summarized below are (i) the differences between the provision for income taxes and the amounts that would be expected using the U. S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision for income taxes.

	Years ended December 31,
	2009	2010		2011
	(restated )	(restated	)
	(In thousands)
Expected tax provision (benefit), at statutory rate	$(4,432)	$7,231		$17,868
U.S. state income taxes, net	1,184	1,372		3,298
Other, net	5	42		(328)

Provision (benefit) for income taxes	$(3,243)	$8,645		$20,838

Provision for income taxes:
Currently payable (refundable):
U.S. federal	$(4,246)	$1,984		$8,800
U.S. state	26	108		1,562

Net currently payable (refundable)	(4,220)	2,092		10,362
Deferred income taxes, net	977	6,553		10,476

Provision (benefit) for income taxes	$(3,243)	$8,645		$20,838

Comprehensive provision for income taxes allocable to:
Net income (loss)	$(3,243)	$8,645		$20,838
Other comprehensive income (loss):
Pension plans	18,505	25,771		(49,721)
OPEB plans	(3,793)	(3,980)		(5,890)
Additional paid-in capital:
Retirement of treasury stock	—	—		456
Transactions with stockholders	—	—		106

	$11,469	$30,436		$(34,211)

The components of the net deferred tax asset/(liability) are summarized below.

	December 31,
	2010		2011
	Assets	Liabilities	Assets	Liabilities
	(restated)
	(In thousands)
Tax effect of temporary differences relating to:
Inventories	$—	$(2,365)	$4,587	$—
Property and equipment	—	(14,710)	—	(18,612)
Pension asset	—	(59,661)	—	(28,197)
Accrued pension cost	—	—	8,430
Accrued OPEB cost	18,013	—	20,445	—
Accrued employee benefits	4,292	—	5,604	—
Accrued insurance	1,293	—	1,389	—
Other accrued liabilities	828	—	555	—
Other deductible differences	1,586	—	210	—

Gross deferred tax assets / (liabilities)	26,012	(76,736)	41,220	(46,809)
Reclassification, principally netting by tax jurisdiction	(17,906)	17,906	(29,026)	29,026

Net deferred tax asset / (liability)	8,106	(58,830)	12,194	(17,783)
Less current deferred tax asset	(8,106)	—	(12,194)	—

Noncurrent deferred tax liability	$—	$(58,830)	—	$(17,783)

Our provision for income taxes during 2011 includes a $1.0 million non-cash charge for state deferred income taxes. The non-cash charge is related to an increase in our effective state income tax rate primarily as a result of an increase in the tax rate of the State of Illinois.

We file income tax returns in various U.S. federal, state and local jurisdictions. Our income tax returns prior to 2008 are generally considered closed to examination by applicable tax authorities.

As discussed in Note 1, at the end of 2011, KSW changed their method for productive inventory costing from LIFO to FIFO and EWP changed their method for productive inventory costing from LIFO to an average cost method. As a result of the accounting change, our provision for income taxes for the year ended December 31, 2009 decreased $5.5 million resulting in a benefit for income taxes, our provision for income taxes for the years ended December 31, 2010 and 2011 increased by $2.2 million and $1.4 million, respectively, and our current deferred tax asset balance as of December 31, 2010 and 2011 decreased by $9.4 million and $10.8 million, respectively.

Note 6—Pensions and other postretirement benefits:

We sponsor several pension plans and OPEB plans for certain active employees and certain retirees. The benefits under our defined benefit plans are based upon years of service and employee compensation.

Employer Contributions and Plan Benefit Payments

Our funding policy is to contribute annually the minimum amount required under ERISA regulations plus additional amounts as we deem appropriate. We currently do not anticipate being required to fund any contributions to our defined benefit pension plans during 2012. Additionally, we are permitted, but not required, to create supplemental benefits under one of our defined benefit pension plans in lieu of us paying the benefits granted by one of our OPEB plans. We have the ability to decide whether or not to exercise such right on a year-by-year basis. When we do so, our accumulated OPEB benefit obligation is reduced, and our accumulated defined benefit pension obligation is increased by the amount of OPEB benefits that will be paid via supplemental pension benefits as presented in the Funded Status section below.

Benefit payments to plan participants, which reflect expected future service, as appropriate, are expected to be the equivalent of:

	Pension Benefits	Other Benefits
	(In thousands)
2012(1)	$31,388	$1,220
2013	28,631	4,026
2014	28,632	3,943
2015	28,607	3,869
2016	28,658	3,791
Next 5 years	142,016	17,646

(1)

Pension benefits in 2012 include expected supplemental pension benefits of $2.9 million, created in lieu of the payments that would have been due under one of our OPEB plans, which are excluded from the other benefit payments.

Funded Status

The following tables provide the funded status of our plans and a reconciliation of the changes in our plans’ projected benefit obligations and fair value of assets for the years ended December 31, 2010 and 2011:

	Pension Benefits		Other Benefits
	2010	2011	2010	2011
	(In thousands)
Change in projected benefit obligations (“PBO”):
Balance at beginning of the year	$377,337	$394,556	$45,601	$46,526
Service cost	3,218	3,419	106	118
Interest cost	20,161	19,151	2,489	2,288
Actuarial losses	21,634	64,391	2,561	6,664
Benefits paid	(30,720)	(30,561)	(1,305)	(1,139)
OPEB benefits extinguished by increased pension benefits	2,926	2,767	(2,926)	(2,767)

Balance at end of the year	$394,556	$453,723	$46,526	$51,690

Change in plan assets:
Fair value at beginning of the year	$462,143	$548,518	$—	$—
Actual return (loss) on plan assets	117,095	(14,179)	—	—
Employer contributions	—	—	1,305	1,139
Benefits paid	(30,720)	(30,561)	(1,305)	(1,139)

Fair value at end of the year	$548,518	$503,778	$—	$—

Funded status	$153,962	$50,055	$(46,526)	$(51,690)

Amounts recognized in the Consolidated Balance Sheets:
Pension asset	$153,962	$71,719	$—	$—
Noncurrent accrued pension costs	—	(21,664)	—	—
Accrued OPEB costs:
Current	—	—	(1,279)	(1,220)
Noncurrent	—	—	(45,247)	(50,470)

	$153,962	$50,055	(46,526)	$(51,690)

Accummulated other comprehensive loss (income):
Prior service cost (credit)	8,897	7,664	(116,505)	(100,335)
Actuarial losses	180,073	306,835	85,041	83,741

	188,970	314,499	(31,464)	(16,594)

Total	$342,932	$364,554	$(77,990)	$(68,284)

Accumulated benefit obligations (“ABO”) of pension plans	$389,136	$446,019

Pension plan for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$—	$117,532
Accumulated benefit obligation	—	109,829
Fair value of plan assets	—	95,868

The amounts shown in the table above for unamortized actuarial gains and losses and prior service credits and costs at December 31, 2010 and 2011 have not been recognized as components of our periodic defined benefit cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2010 and 2011. We expect approximately $17.8 million and $1.2 million of the unamortized actuarial losses and prior service cost, respectively, will be recognized as components of our periodic defined benefit pension credit in 2012 and that $7.7 million and $16.2 million of the unamortized actuarial losses and prior service credits, respectively, will be recognized as components of our OPEB credit in 2012. The table below details the changes in other comprehensive income (loss) for the years ended December 31, 2009, 2010 and 2011.

	Pension Benefits			Other Benefits
	2009	2010	2011	2009	2010	2011
	(In thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Plan amendment	$—	$—	$—	$(76)	$—	$—
Net actuarial gain (loss) arising during the year	33,085	50,808	(134,066)	(3,138)	(2,561)	(6,664)
Amortization of unrecognized:
Prior service cost (credit)	1,232	1,232	1,232	(16,170)	(16,170)	(16,170)
Net actuarial losses	19,045	15,389	7,306	8,619	8,317	7,965

Total	$53,362	$67,429	$(125,528)	$(10,765)	$(10,413)	$(14,869)

Net periodic defined benefit cost or credit

The components of our net periodic defined benefit cost or credits are presented in the table below. During 2009, 2010 and 2011, the amounts shown below for the amortization of actuarial gains and losses and prior service credits and costs, net of deferred income taxes, were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2008, 2009 and 2010, respectively.

	Pension Benefits			Other Benefits
	2009	2010	2011	2009	2010	2011
	(In thousands)
Service cost	$3,080	$3,218	$3,419	$91	$106	$118
Interest cost	21,417	20,161	19,151	2,712	2,489	2,288
Expected return on plan assets	(38,887)	(44,654)	(55,496)	—	—	—
Amortization of:
Prior service cost (credit)	1,232	1,232	1,232	(16,170)	(16,170)	(16,170)
Net actuarial losses	19,045	15,389	7,306	8,619	8,317	7,965

Total benefit cost (credit)	$5,887	$(4,654)	$(24,388)	$(4,748)	$(5,258)	$(5,799)

Actuarial assumptions

A summary of our key actuarial assumptions used to determine the present value of benefit obligations as of December 31, 2010 and 2011 are shown in the following table:

	Pension Benefits		Other Benefits
	2010	2011	2010	2011
Discount rate	5.0%	4.0%	5.0%	4.0%
Rate of compensation increase	3.6%	3.6%	—	—

A summary of our key actuarial assumptions used to determine the net periodic pension and other retiree benefit credit or expense during 2009, 2010 and 2011 are shown in the following table:

	Pension Benefits			Other Benefits
	2009	2010	2011	2009	2010	2011
Discount rate	6.2%	5.6%	5.1%	6.2%	5.5%	5.0%
Expected return on plan assets	10.0%	10.0%	10.0%	—	—	—
Rate of compensation increase	3.4%	3.6%	3.6%	—	—	—

Variances from actuarially assumed rates will result in increases or decreases in pension assets, accumulated defined benefit obligations, net periodic defined benefit credits or expense and funding requirements in future periods.

At December 31, 2010 and 2011, substantially all of our defined benefit pension plans’ assets were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefit plans sponsored by Contran and certain of its affiliates. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons. Mr. Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT. The CMRT trustee and investment committee seek to maximize returns in order to meet the CMRT’s long-term investment objective. The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return. From its inception in 1988 through December 31, 2011, the CMRT has averaged an annual rate of return of 13.9%. For the years ended December 31, 2009, 2010 and 2011, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of the long-term rate of return assumption, we primarily rely on the historical rates of return achieved by the CMRT, although we consider other factors as well including, among other things, the investment objectives of the CMRT’s managers and their expectation that such historical returns will in the future continue to be achieved over the long-term.

The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation. However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request. For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at anytime based on the most recent value and (ii) observable inputs from Level 1 or Level 2 were used to value approximately 83% of the assets of the CMRT at both December 31, 2010 and 2011 as noted below. The aggregate fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT, and supplemental asset mix details of the CMRT as of December 31, 2010 and 2011, are as follows:

	December 31,
	2010	2011
	($ in millions)
CMRT asset value	$712.2	$666.6

CMRT fair value input:
Level 1	83%	82%
Level 2	1	1
Level 3	16	17

	100%	100%

CMRT asset mix:
Domestic equities, principally publically traded	73%	75%
International equities, publically traded	2	2
Fixed income securities, publically traded	16	14
Privately managed limited partnerships	8	8
Other	1	1

	100%	100%

Defined contribution pension plans

We also maintain several defined contribution pension plans. Expense related to these plans was $2.0 million in 2009, $2.2 million in 2010 and $2.5 million in 2011.

Note 7—Commitments and contingencies

Environmental matters

We have been named as a defendant for certain environmental sites pursuant to governmental laws and private actions, including waste disposal sites and facilities currently or previously owned, operated or used by us. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Additionally, KSW’s facilities are subject to regulatory oversight and enforcement activities. These activities may identify compliance violations which may result in penalties. Certain of these proceedings involve claims for substantial amounts.

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us. At December 31, 2011, the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.1 million, including our recorded accrual of $.4 million. Our cost estimates have not been discounted to present value due to the uncertainty of the timing of the pay out. At each balance sheet date, we make an estimate of the amount of our accrued environmental costs that will be paid out over the subsequent twelve months, and we classify such amount as a current liability. We classify the remainder of the accrued environmental costs as noncurrent liabilities. See Note 8.

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

Issues Outstanding at December 31, 2011

Prior to one of our subsidiaries’ 1996 acquisition of DeSoto, Inc. (“DeSoto”), DeSoto was notified by the Texas Natural Resource Conservation Commission (now called the Texas Commission on Environmental Quality or “TCEQ”) that there were certain deficiencies in prior reports to the TCEQ relative to one of DeSoto’s non-operating facilities located in Gainesville, Texas. During 1999, that subsidiary entered into the TCEQ’s Voluntary Cleanup Program as it relates to that facility. We are currently pursuing a Municipal Setting Designation (“MSD”) for this site which would eliminate the need for long-term groundwater remediation and monitoring. We estimate the cost of future remediation under an MSD at approximately $.1 million. If we are not successful in obtaining an MSD, remediation activities at this site would likely continue for another two to three years and could cost as much as $1.7 million.

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

While we continue to dispute certain of the U.S. EPA’s underlying assertions about these alleged violations contained in the February 2009 NOV and the July 2011 NOV/FOV, we have already undertaken corrective actions to address others and have worked diligently to reach resolution of the matters. KSW met with EPA Region V and the DOJ during August 2011 and February 2012 to discuss both the February 2009 NOV and the July 2011 NOV/FOV. To date, a formal complaint from the DOJ has not been issued. Settlement discussions cannot proceed until a formal complaint has been filed by the DOJ. Therefore, we cannot estimate any potential costs to us to resolve these matters and we can make no assurance our efforts will be successful or that we can avoid any enforcement action or resulting fines from these alleged violations.

Closure of Waste Management Units During 2009

Since September 1992, we had been involved in the closure of inactive waste management units (the “WMUs”) at KSW’s Peoria, Illinois facility pursuant to a Consent Order (the “Consent Order”) and a closure plan approved by the IEPA. The closure involved a six-phase remediation plan, with each phase requiring separate final approval from the IEPA. In July 2009, we received final approval from the IEPA for the completion of the soil portion of the plan for all of the WMUs. The amount of remediation we were ultimately required to undertake pursuant to such approval was not as extensive as we had estimated in prior years, and accordingly we reduced our accrual for this matter by $4.2 million during 2009.

As part of the Consent Order, we established a trust fund (the “Trust Fund”) in which monies were deposited to create a cash reserve for the corrective action work and for the potential of third party claims. Through a modification of the Consent Order in 2005, we were then permitted to withdraw funds from the Trust Fund as we incurred costs related to the remediation. In connection with the IEPA’s final approval of the soil portion of the WMUs, the IEPA released approximately $2.0 million of the escrowed funds to us during 2009.

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

Lease commitments

At December 31, 2011, we are obligated under certain operating leases through 2016. Future commitments under these leases are summarized below.

Lease commitment
(In thousands)

2012	$736
2013	385
2014	203
2015	150
2016	75

Total	$1,549

Product supply agreements

In 1996, we entered into a fifteen-year product supply agreement with a vendor whereby the vendor constructed a plant at KSW’s Peoria, Illinois facility and, subsequently provided us with all, subject to certain limitations, of our gaseous oxygen and nitrogen needs through 2011. In addition to specifying rates to be paid by us, including a minimum facility fee of approximately $1.5 million per year, the supply agreement also specified provisions for adjustments to the rates and term of the supply agreement. During November 2011, a similar ten-year product supply agreement was executed detailing quantities of delivery, specific rates and provisions for adjustments to those rates, including a minimum facility fee of approximately $1.4 million per year. Purchases made pursuant to the supply agreement during 2009, 2010 and 2011 amounted to $3.1 million, $3.3 million and $3.1 million, respectively.

We also have a product supply agreement with a vendor that processes certain by-products of our electric arc furnace mini-mill under which we are required to pay a fixed monthly fee aggregating $.9 million a year through 2016. Purchases, including the fixed monthly fee, pursuant to the supply agreement during 2009, 2010 and 2011 amounted to $2.6 million, $2.2 million and $2.6 million, respectively.

Income taxes

We have agreed to a policy with Contran providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, we, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. Contran has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability previously computed and paid by us in accordance with the tax allocation policy.

Concentration of credit risk

We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. Our segments are not dependent upon a single customer or a few customers, and the loss of any one, or a few, would not have a material adverse effect on our business. No single customer represented 10% or more of our consolidated sales during 2011.

Note 8—Other accrued liabilities:

	December 31,
	2010	2011
	(In thousands)
Current:
Employee benefits	$12,679	$16,549
Self insurance	4,935	6,686
Environmental	472	240
Other	4,815	5,886

Total	$22,901	$29,361

Noncurrent:
Workers compensation payments	$1,242	$1,243
Environmental	265	165
Other	342	483

Total	$1,849	$1,891

Note 9—Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31, 2010		December 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Accounts receivable, net	$46,765	$46,765	$58,976	$58,976
Accounts payable	6,694	6,694	14,334	14,334

Long-term debt:
Variable-rate debt	27,740	27,740	33,630	33,630
Fixed-rate debt	941	1,019	984	1,029

Due to their nature, the carrying amounts of our restricted cash equivalents and variable rate indebtedness are considered equivalent to fair value. Additionally, due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. The fair value of our fixed-rate indebtedness was based on the net present value of our remaining debt payments at an interest rate commensurate with our variable-rate debt which represents Level 3 inputs as defined in ASC Topic 820-10-35. Note that 99% of the carrying value of our fixed-rate debt at December 31, 2010 and 2011 relates to a $1.1 million non-interest bearing note. Because it is non-interest bearing, we have calculated an imputed interest rate on the note and carry the note at a value discounted for such interest.

Note 10—Stockholders’ Equity:

During 2011, we retired 398,068 shares of our treasury stock and allocated its aggregate $796,000 cost to common stock at par value and additional-paid-in-capital. In addition, certain of these shares had previously been held by one of our subsidiaries prior to their cancellation, and we incurred an income tax charge of $456,000 (also allocated to additional paid-in capital) when such shares were transferred to Keystone immediately prior to their cancellation.

In May 2011, we filed a preliminary registration statement on Form S-1 with the SEC in connection with a proposed distribution of non-transferable subscription rights to our common stockholders. The proposed offering contemplated participation by Contran as a subscribing party to the fullest extent possible. The commencement of and Contran’s participation in the proposed offering was subject to, among other things, Contran and us reaching agreement on the terms of the proposed offering. Prior to reaching such agreement, Contran purchased an additional 1.55 million shares of our common stock from a third-party stockholder in a private transaction, increasing its ownership interest in us to approximately 88%. As a result of such purchase, Contran indicated to us it no longer intended to subscribe for our shares in connection with the proposed offering. Thus, we cancelled the offering. See also Note 1.

In settlement of any alleged short-swing profit derived from the sale of our stock by the third-party stockholder to Contran, as calculated pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, the third-party stockholder remitted approximately $106,000 to us during the third quarter of 2011. Additionally, in accordance with an agreement between Contran and us regarding the proposed stock rights offering, Contran reimbursed us for certain costs of the offering amounting to $161,000. We recorded both of these transactions, net of related income taxes, as capital contributions, increasing our additional paid-in capital.

Note 11—Related party transactions:

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

Under the terms of an intercorporate services agreement (the “ISA”) entered into between us and Contran, employees of Contran provide certain management, tax planning, legal, financial and administrative services on a fee basis. Such charges are based upon estimates of the time devoted by the employees of Contran to our affairs and the compensation of such persons. Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, legal, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. During 2009, 2010 and 2011 the ISA fees charged to us by Contran aggregated approximately $2.0 million, $2.1 million and $2.1 million, respectively.

Tall Pines Insurance Company (“Tall Pines”) and EWI RE, Inc. (“EWI”) provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines is an indirect subsidiary of Valhi, Inc., a majority-owned subsidiary of Contran. EWI is a wholly-owned subsidiary of NL Industries, Inc., a publically-held company which is majority owned by Valhi, Inc. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies they provide or broker. We paid Tall Pines and EWI $4.0 million in 2009, $3.7 million in 2010 and $4.2 million in 2011 for insurance, reinsurance premiums paid to third parties and commissions. Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A-(Excellent) for substantially all of the risks it underwrites. We expect these relationships with Tall Pines and EWI will continue in 2012.

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

Prior to 2009, we formed Alter Recycling Company, LLC (“ARC”), a joint venture with Alter Trading Corporation (“ATC”), to operate a ferrous scrap recycling operation at KSW. We have a scrap supply agreement with ATC and we source the majority of our ferrous scrap supply under this agreement. During 2009, 2010 and 2011, we purchased approximately $105.5 million, $205.9 million and $285.2 million respectively, of ferrous scrap from ATC and approximately $.5 million, $.5 million and $.8 million, respectively, of ferrous scrap from ARC. As of December 31, 2011, our payable to ATC approximated $2.7 million.

Note 12—Quarterly financial data (unaudited):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(restated)
	(In thousands, except per share data)
Year ended December 31, 2010:
Net sales	$99,743	$134,970	$113,608	$102,424
Gross profit (loss)	10,905	14,459	7,731	(268)

Net income (loss)	$4,622	$6,585	$3,689	$(2,882)

Basic and diluted net income (loss) per share	$0.38	$0.54	$0.30	$(0.24)

Year ended December 31, 2011:
Net sales	$134,163	$155,955	$140,973	$132,894
Gross profit	13,429	16,220	11,273	3,048

Net income	$7,963	$9,719	$6,916	$5,613

Basic and diluted net income per share	$0.66	$0.80	$0.57	$0.46

At the end of each year, we measure pension and other postretirement plan assets and obligations which could result in a significant fourth quarter adjustment to pension and OPEB expense or credits. During the fourth quarter of 2011 we recorded a $5.4 million higher pension credit ($3.3 million, net of tax, a $0.27 increase in earnings per share) as compared to the quarterly credits recorded throughout the year.

As disclosed in Note 1, at the end of 2011 KSW changed its method for productive inventory costing from the LIFO method to FIFO, and EWP changed its method for productive inventory costing from the LIFO method to an average cost method. The impact on the quarterly amounts disclosed above is included in the following table.

	As Reported/Computed under LIFO	Change in Accounting Principle Increase (Decrease)	As Currently Reported
Gross profit (loss):

2010 Quarter Ended:
March 31	$10,505	$400	$10,905
June 30	14,724	(265)	14,459
September 30	5,508	2,223	7,731
December 31	(3,333)	3,065	(268)

2011 Quarter Ended:
March 31	$12,969	$460	$13,429
June 30	15,035	1,185	16,220
September 30	8,844	2,429	11,273
December 31	3,782	(734)	3,048

Net income (loss):

2010 Quarter Ended:
March 31	$4,375	$247	$4,622
June 30	6,749	(164)	6,585
September 30	2,319	1,370	3,689
December 31	(4,700)	1,818	(2,882)

2011 Quarter Ended:
March 31	$7,683	$280	$7,963
June 30	8,996	723	9,719
September 30	5,436	1,480	6,916
December 31	6,138	(525)	5,613

Basic and diluted net income (loss) per share:

2010 Quarter Ended:
March 31	$0.36	$0.02	$0.38
June 30	0.56	(0.02)	0.54
September 30	0.19	0.11	0.30
December 31	(0.39)	0.15	(0.24)

2011 Quarter Ended:
March 31	$0.63	$0.03	$0.66
June 30	0.74	0.06	0.80
September 30	0.45	0.12	0.57
December 31	0.51	(0.05)	0.46

Note 13—Recent accounting pronouncements:

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 contains technical adjustments and clarifications to more closely align the U.S. GAAP and International Financial Reporting Standards (“IFRS”) for fair value and will be effective for our first quarter 2012 report. We do not believe the adoption of this standard will have a material effect on our Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of Shareholders’ Equity and instead requires comprehensive income to be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. This standard will be effective for our first quarter 2012 report; we intend to present our comprehensive income in a separate Consolidated Statement of Comprehensive Income, the same manner in which we present our comprehensive income in these Consolidated Financial Statements.

Additionally, ASU 2011-05 would have required us to present on the face of our financial statements the effect of reclassifications out of accumulative other comprehensive income on the components of net income and other comprehensive income. However, in December 2011 the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effectiveness for the requirement to present on the face of our financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. Adoption of ASU 2011-05, as amended by ASU 2011-12, will not have a material effect on our Consolidated Financial Statements.

In December 2011, the FASB issued ASU 2011-11 Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This standard will be effective for annual and interim periods beginning with our first quarter 2013 report. We do not believe the adoption of this standard will have a material effect on our Consolidated Financial Statements.