Form 10-Q
period 2012-03-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2012-05-15
CIK 55604

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012	Commission file number 1-3919

Keystone Consolidated Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	37-0364250
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(972) 458-0028

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

Number of shares of common stock outstanding on May 15, 2012: 12,101,932

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2011	2012
		(unaudited)
ASSETS
Current assets:
Accounts receivable, net	$58,976	$73,253
Inventories	88,567	98,497
Deferred income taxes	12,194	12,194
Prepaid expenses and other	2,033	1,478

Total current assets	161,770	185,422

Property, plant and equipment:
Land	1,468	1,468
Buildings and improvements	64,959	64,166
Machinery and equipment	348,789	350,032
Construction in progress	5,607	1,837

	420,823	417,503
Less accumulated depreciation	327,820	326,086

Net property, plant and equipment	93,003	91,417

Other assets:
Pension asset	71,719	78,420
Other, net	1,455	1,436

Total other assets	73,174	79,856

Total assets	$327,947	$356,695

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	March 31,
	2011	2012
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$33,631	$52,480
Accounts payable	14,334	15,811
Accrued OPEB cost	1,220	1,220
Income taxes payable to Contran	3,769	2,261
Income taxes payable to tax authorities	713	595
Other accrued liabilities	29,361	26,740

Total current liabilities	83,028	99,107

Noncurrent liabilities:
Long-term debt	983	995
Accrued pension cost	21,664	21,716
Accrued OPEB cost	50,470	50,694
Deferred income taxes	17,783	20,985
Other	1,891	2,220

Total noncurrent liabilities	92,791	96,610

Stockholders’ equity:
Common stock	121	121
Additional paid-in capital	99,024	99,024
Accumulated other comprehensive loss	(182,093)	(180,508)
Retained earnings	235,076	242,341

Total stockholders’ equity	152,128	160,978

Total liabilities and stockholders’ equity	$327,947	$356,695

Commitments and contingencies (Note 5)

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended March 31,
	2011	2012
	(unaudited)
Net sales	$134,163	$153,293
Cost of goods sold	(120,734)	(137,220)

Gross margin	13,429	16,073

Other operating income (expense):
Selling expense	(1,815)	(2,086)
General and administrative expense	(3,464)	(5,137)
Defined benefit pension credit	4,750	1,899
Other postretirement benefit credit	1,300	1,577

Total other operating income (expense)	771	(3,747)

Operating income	14,200	12,326

Nonoperating income (expense):
Interest expense	(275)	(360)
Other income (expense), net	123	(277)

Total nonoperating expense	(152)	(637)

Income before income taxes	14,048	11,689

Provision for income taxes	(6,085)	(4,424)

Net income	$7,963	$7,265

Basic and diluted income per share	$0.66	$0.60

Basic and diluted weighted average shares outstanding	12,102	12,102

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended March 31,
	2011	2012
	(unaudited)
Net income	$7,963	$7,265

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Amortization of prior service cost	186	186
Amortization of net actuarial losses	1,551	2,682
Other postretirement benefit plans:
Amortization of prior service credit	(2,441)	(2,442)
Amortization of net actuarial losses	1,291	1,159

Total other comprehensive income, net	587	1,585

Comprehensive income	$8,550	$8,850

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2011	2012
	(unaudited)
Cash flows from operating activities:
Net income	$7,963	$7,265
Depreciation and amortization	2,823	2,875
Deferred income taxes	4,431	2,162
Defined benefit pension credit	(4,750)	(1,899)
OPEB credit	(1,300)	(1,577)
OPEB payments	(323)	(324)
Other, net	(35)	382
Change in assets and liabilities:
Accounts receivable	(14,790)	(14,279)
Inventories	(13,954)	(9,930)
Accounts payable and accrued liabilities	10,527	(815)
Income taxes payable to Contran	–	(1,508)
Income taxes payable to tax authorities	2,100	(118)
Other, net	(591)	555

Net cash used in operating activities	(7,899)	(17,211)

Cash flows from investing activities:
Capital expenditures	(2,705)	(2,307)
Other, net	58	28

Net cash used in investing activities	(2,647)	(2,279)

Cash flows from financing activities:
Revolving credit facility, net	10,549	18,850
Other, net	(3)	640

Net cash provided by financing activities	10,546	19,490

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–

Cash and cash equivalents, end of period	$–	$–

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$243	$329
Income taxes, net	10	3,887

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2012

(In thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)		Retained Earnings	Total
			Pensions	OPEB
Balance – December 31, 2011	$121	$99,024	$(192,552)	$10,459	$235,076	$152,128

Net income	–	–	–	–	7,265	7,265

Other comprehensive income (loss), net	–	–	2,868	(1,283)	–	1,585

Balance – March 31, 2012	$121	$99,024	$(189,684)	$9,176	$242,341	$160,978

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

Note 1 – Organization and basis of presentation:

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012 (the “2011 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. At the end of 2011, we changed our method of accounting for productive inventories at Keystone Steel & Wire (“KSW”) and Engineered Wire Products, Inc. (“EWP”) from last-in first-out (“LIFO”) to first-in first out (“FIFO”) at KSW and average cost at EWP. Accordingly, our results of operations and cash flows for the first quarter of 2011 have been restated in this Quarterly Report to reflect this change in accounting. As compared to the 2011 Annual Report, we have omitted certain information and footnote disclosures from this Quarterly Report that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2012 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2011 Consolidated Financial Statements contained in the 2011 Annual Report.

At March 31, 2012, Contran Corporation (“Contran”) owned approximately 88% of our outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

	Three months ended March 31,
	2011	2012
	(In thousands)
Net sales:
KSW	$135,337	$152,991
EWP	11,042	12,749
Calumet	6,397	7,442
Elimination of intersegment sales	(18,613)	(19,889)

Total net sales	$134,163	$153,293

Operating income (loss):
KSW	$8,941	$10,537
EWP	111	446
Calumet	100	(185)
Pension credit	4,750	1,899
OPEB credit	1,300	1,577
Other(1)	(1,002)	(1,948)

Total operating income	14,200	12,326

Non operating income (expense):
Interest expense	(275)	(360)
Other income (expense), net	123	(277)

Income before income taxes	$14,048	$11,689

(1) Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Note 3 – Inventories, net:

	December 31,	March 31,
	2011	2012
	(In thousands)
Raw materials	$6,995	$6,907
Billet	12,702	12,684
Wire rod	7,155	15,197
Work in process	6,771	7,612
Finished products	29,228	31,286
Supplies	25,716	24,811

Total	$88,567	$98,497

Note 4 – Debt:

	December 31,	March 31,
	2011	2012
	(In thousands)
Wells Fargo revolving credit facility	$33,630	$52,480
Other	984	995

Total debt	34,614	53,475
Less current maturities	33,631	52,480

Total long-term debt	$983	$995

The average rate on the revolving credit facility was 2.7% at March 31, 2012.

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us. At March 31, 2012, the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.0 million, including our recorded accrual of $.4 million. Our cost estimates have not been discounted to present value due to the uncertainty of the timing of the pay out. At each balance sheet date, we make an estimate of the amount of our accrued environmental costs that will be paid out over the subsequent twelve months, and we classify such amount as a current liability. We classify the remainder of the accrued environmental costs as noncurrent liabilities. See Note 6.

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

While we continue to dispute certain of the U.S. EPA’s underlying assertions about the alleged violations contained in the February 2009 NOV and the July 2011 NOV/FOV, we have already undertaken corrective actions to address others and have worked diligently to reach resolution of the matters. KSW met with EPA Region V and the DOJ during August 2011 and February 2012 to discuss both the February 2009 NOV and the July 2011 NOV/FOV. To date, a formal complaint from the DOJ has not been issued. In April 2012, the DOJ informed us that while a formal complaint has been internally approved, it will not be filed if an acceptable settlement can be reached. KSW and the U.S. EPA are currently reviewing and working through the technical issues for a potential settlement. However, KSW has not yet agreed upon any additional response actions in connection with the February 2009 NOV or the July 2011 NOV. Therefore, we cannot estimate any potential costs to us to resolve these matters and we can make no assurance our efforts will be successful or that we can avoid any enforcement action or resulting fines from these alleged violations.

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

Note 6 – Other accrued liabilities:

	December 31,	March 31,
	2011	2012
	(In thousands)
Current:
Employee benefits	$16,549	$14,832
Self insurance	6,686	6,222
Environmental	240	219
Other	5,886	5,467

Total	$29,361	$26,740

Noncurrent:
Workers compensation payments	$1,243	$1,597
Environmental	165	140
Other	483	483

Total	$1,891	$2,220

Note 7 – Employee benefit plans:

We currently expect to record a defined benefit pension credit of $7.6 million during 2012 and we anticipate no cash contributions to our defined benefit pension plans will be required during 2012. The components of our net periodic defined benefit pension credit for the first quarter of 2011 and 2012 are presented in the table below.

	Three months ended March 31,
	2011	2012
	(In thousands)
Service cost	$931	$1,168
Interest cost	4,752	4,385
Expected return on plan assets	(13,310)	(12,202)
Amortization of accumulated other comprehensive income:
Prior service cost	308	308
Actuarial losses	2,569	4,442

Total pension credit	$(4,750)	$(1,899)

We currently expect our 2012 other postretirement benefit (“OPEB”) credit will be $6.3 million. As allowed under certain of our amended benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2012 benefit payments due under one of our OPEB plans. As such, we anticipate contributing an aggregate of $1.2 million to our OPEB plans during 2012. We have the ability to decide whether or not to exercise such rights on a year-by-year basis. If we had not exercised such rights for 2012, our expected OPEB contributions would be $2.9 million higher. The components of our net periodic credit related to OPEB for the first quarter of 2011 and 2012 are presented in the table below.

	Three months ended March 31,
	2011	2012
	(In thousands)
Service cost	$31	$40
Interest cost	574	507
Amortization of accumulated other comprehensive income:
Prior service credit	(4,042)	(4,043)
Actuarial losses	2,137	1,919

Total OPEB credit	$(1,300)	$(1,577)

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

Note 8 – Income taxes:

	Three months ended March 31,
	2011	2012
	(In thousands)
Expected income tax expense, at statutory rate	$4,917	$4,092
U.S. state income tax expense, net	1,162	507
Other, net	6	(175)

Income tax expense	$6,085	$4,424

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

Note 9 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31, 2011		March 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Accounts receivable, net	$58,976	$58,976	$73,253	$73,253
Accounts payable	14,334	14,334	15,811	15,811

Debt:
Variable-rate debt	33,630	33,630	52,480	52,480
Fixed-rate debt	984	1,029	995	1,039

Due to its nature, the carrying amount of our variable rate indebtedness is considered equivalent to fair value. Additionally, due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. The fair value of our fixed-rate indebtedness was based on the net present value of our remaining debt payments at an interest rate commensurate with our variable-rate debt which represents Level 3 inputs as defined in ASC Topic 820-10-35. Note that substantially all of the carrying value of our fixed-rate debt at March 31, 2011 and 2012 relates to a $1.1 million non-interest bearing note. Because it is non-interest bearing, we have calculated an imputed interest rate on the note and carry the note at a value discounted for such interest.

Note 10 – Recent accounting pronouncements:

In June 2011 the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of Stockholders’ Equity and instead requires comprehensive income to be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. In accordance with ASU 2011-05, we now present our comprehensive income in a separate Condensed Consolidated Statement of Comprehensive Income. Additionally, ASU 2011-05 would have required us to present on the face of our financial statements the effect of reclassifications out of accumulative other comprehensive income on the components of net income and other comprehensive income. However, in December 2011 the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effectiveness for the requirement to present on the face of our financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. Adoption of ASU 2011-05, as amended by ASU 2011-12, did not have a material effect on our Condensed Consolidated Financial Statements.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking and are not statements of fact. Some statements found in this report including, but not limited to, statements found in Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the Securities and Exchange Commission including, but not limited to, the following:

•	Future supply and demand for our products (including cyclicality thereof),

•	Customer inventory levels,

•	Changes in raw material and other operating costs (such as ferrous scrap and energy),

•	Availability of raw materials,

•	The possibility of labor disruptions,

•	General global economic and political conditions,

•	Competitive products (including low-priced imports) and substitute products,

•	Customer and competitor strategies,

•	The impact of pricing and production decisions,

•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),

•	Government regulations and possible changes thereof,

•	Significant increases in the cost of providing medical coverage to employees,

•	The ultimate resolution of pending litigation and U.S. EPA investigations,

•	International trade policies of the United States and certain foreign countries,

•	Operating interruptions (including, but not limited to, labor disputes, fires, explosions, unscheduled or unplanned downtime, supply disruptions and transportation interruptions),

•	Our ability to renew or refinance credit facilities,

•	The ability of our customers to obtain adequate credit,

•	Any possible future litigation, and

•	Other risks and uncertainties as discussed in this Quarterly Report and the 2011 Annual Report, including, without limitation, the section referenced above.

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

Recent Developments

Ferrous scrap market prices were fairly consistent throughout the first quarter of 2012 and we were able to achieve a slightly higher margin between selling prices and raw material costs than the margin achieved during the quarters of 2011. Although we are currently experiencing pricing pressure from imports, we currently believe we will be able to maintain positive overall margins on our products throughout 2012.

Customer orders were strong at the end of the first quarter of 2012 and based on current expectations that the economy will continue to recover at a modest pace, we believe 2012 shipment volumes will exceed 2011 shipment volumes.

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

	Three months ended March 31,
	2011	2012
	(In thousands)
Operating income as reported	$14,200	$12,326
Defined benefit pension credit	(4,750)	(1,899)
OPEB credit	(1,300)	(1,577)

Operating income before pension and OPEB	$8,150	$8,850

Operating income before pension and OPEB for the first quarter of 2012 was slightly better than the first quarter of 2011 primarily due to an increase in shipment volumes, a slightly higher margin between selling prices and raw material costs, increased productivity and lower utility costs, partially offset by higher accrued incentive compensation expense as a result of our higher profitability.

Our consolidated sales volume and average per-ton selling prices for the first quarter of 2011 and 2012 are as follows:

	Three months ended March 31,
	2011		2012
Sales volume(000 tons):
Wire rod	93		100
Fabricated wire products	26		29
Industrial wire	16		17
Wire mesh	11		12
Bar	6		6
Coiled rebar		(1)		(1)
Other	3		4

Total	155		168

(1) Less than 1,000 tons.

Average per-ton selling prices:
Wire rod	$707		$745
Fabricated wire products	1,331		1,336
Industrial wire	963		1,032
Wire mesh	937		1,047
Bar	982		1,068
Coiled rebar	696		793
All products	856		902

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

Our consolidated net sales, cost of goods sold, operating costs and operating performance before pension and OPEB credit by segment are set forth in the following table:

	KSW	EWP	Calumet	Other(1)	Total
	(In thousands)
Three months ended March 31, 2011

Net sales	$135,337	$11,042	$6,397	$(18,613)	$134,163
Cost of goods sold	(122,751)	(10,352)	(6,109)	18,478	(120,734)

Gross margin	12,586	690	288	(135)	13,429

Selling and administrative expense	(3,645)	(579)	(188)	(867)	(5,279)

Operating income before pension/OPEB	$8,941	$111	$100	$(1,002)	$8,150

Three months ended March 31, 2012

Net sales	$152,991	$12,749	$7,442	$(19,889)	$153,293
Cost of goods sold	(137,118)	(11,689)	(7,386)	18,973	(137,220)

Gross margin	15,873	1,060	56	(916)	16,073

Selling and administrative expense	(5,336)	(614)	(241)	(1,032)	(7,223)

Operating income (loss) before pension/OPEB	$10,537	$446	$(185)	$(1,948)	$8,850

(1) Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	Three months ended March 31,
	2011	% of sales	2012	% of sales
	($ in thousands)
Net sales	$135,337	100.0%	$152,991	100.0%
Cost of goods sold	(122,751)	(90.7)	(137,118)	(89.6)

Gross margin	12,586	9.3	15,873	10.4

Selling and administrative expense	(3,645)	(2.7)	(5,336)	(3.5)

Operating income before pension/OPEB	$8,941	6.6%	$10,537	6.9%

The primary drivers of KSW’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended March 31,
	2011		2012
Sales volume (000 tons):
Wire rod	112		122
Fabricated wire products	26		29
Industrial wire	15		16
Billet	13		11
Coiled rebar		(1)		(1)

Total sales	166		178

(1) Less than 1,000 tons.

Average per-ton selling prices:
Wire rod	$705		$743
Fabricated wire products	1,331		1,336
Industrial wire	972		1,037
Billet	509		532
Coiled rebar	696		793
All products	811		855

Average per-ton ferrous scrap cost of goods sold	$342		$382

Average electricity cost per kilowatt hour	$0.04		$0.03

Kilowatt hours consumed (000 hours)	138,023		143,251

Average natural gas cost per therm	$0.46		$0.39

Natural gas therms consumed (000 therms)	5,765		5,608

KSW’s operating performance during the 2011 first quarter was also negatively impacted by increased variable costs of production due to frequent mill changes to meet customer orders.

KSW’s selling and administrative expense was higher during the first quarter of 2012 as compared to the first quarter of 2011 primarily due to increased accrued incentive compensation expense as a result of higher profitability.

Engineered Wire Products, Inc.

	Three months ended March 31,
	2011	% of sales	2012	% of sales
	($ in thousands)
Net sales	$11,042	100.0%	$12,749	100.0%
Cost of goods sold	(10,352)	(93.8)	(11,689)	(91.7)

Gross margin	690	6.2	1,060	8.3

Selling and administrative expense	(579)	(5.2)	(614)	(4.8)

Operating income before pension/OPEB	$111	1.0%	$446	3.5%

The primary drivers of EWP’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended March 31,
	2011	2012
Sales volume (000 tons):
Wire mesh	11	12
Industrial wire	1	1

Total	12	13

Average per-ton selling prices:
Wire mesh	$937	$1,047
Industrial wire	807	903
All products	928	1,039

Average per-ton wire rod cost of goods sold	$673	$737

Keystone – Calumet, Inc.

	Three months ended March 31,
	2011	% of sales	2012	% of sales
	($ in thousands)
Net sales	$6,397	100.0%	$7,442	100.0%
Cost of goods sold	(6,109)	(95.5)	(7,386)	(99.2)

Gross margin	288	4.5	56	0.8

Selling and administrative expense	(188)	(2.9)	(241)	(3.2)

Operating income (loss) before pension/OPEB	$100	1.6%	$(185)	(2.4)%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended March 31,
	2011	2012
Sales volume(000 tons) – Bar	6	6

Average per-ton selling prices – Bar	$982	$1,068

Average per-ton billet cost of goods sold	$493	$595

During the first quarter of 2011, Calumet installed certain new equipment. Throughout 2011 and the first quarter of 2012, Calumet experienced significant production delays associated with equipment malfunctions including performance problems related to the new equipment. Due to the related production outages, Calumet struggled to meet customer order deadlines on a consistent basis, resulting in lower than expected sales volume. As the equipment malfunctions are remedied and Calumet’s labor force gains experience working with the new equipment, we believe the mill will operate more efficiently, thereby allowing consistent on-time delivery of customer orders as well as reduction of future conversion costs.

On March 20, 2012, an election under the supervision of the National Labor Relations Board was held, in which a majority of Calumet’s hourly employees voted to accept the organization of the workforce by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USA) AFL-CIO, CLC (the “USW”). We currently expect to begin negotiating a contract with the USW in June.

Pension Credit

Primarily due to a $45 million decrease in our pension plans’ assets as well as a 101 basis point reduction in the applicable discount rate during 2011, we currently expect to record a defined benefit pension credit of $7.6 million during 2012 as compared to the $24.4 million defined benefit pension credit we recorded during 2011. Accordingly, we recorded a defined benefit pension credit of $1.9 million during the first quarter of 2012 as compared to the $4.8 million credit recorded during the first quarter of 2011.

Income Tax Expense

A tabular reconciliation of the difference between the U.S. Federal statutory income tax rate and our effective income tax rates is included in Note 8 to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

Operating Activities

During the first quarter of 2012, net cash used in operations totaled $17.2 million as compared to net cash used in operations of $7.9 million during the first quarter of 2011. The $9.3 million increase in cash used for operating activities was primarily due to the net effects of:

•	higher operating income before pension and OPEB in 2012 of $.7 million,

•

less net cash used as a result of relative changes in our inventory in 2012 of $4.0 million primarily due to a much more significant increase in ferrous scrap costs during the first quarter of 2011 as compared to the first quarter of 2012, partially offset by higher inventory levels at March 31, 2012 to meet the anticipated customer demand during the spring season,

•

more cash used by relative changes in our accounts payable in 2012 of $11.3 million primarily due to increased production schedules, the payment of 2011 employee incentive compensation during the first quarter of 2012 which was significantly higher than 2010 employee incentive compensation paid during the first quarter of 2011, as well as gaining more favorable payment terms on raw materials and utilities during the first quarter of 2011 (payment terms on raw materials and utilities have remained constant since January 2011), and

•	higher taxes paid during the first quarter of 2012 of $3.9 million due to the timing of our tax payments.

Investing Activities

Expenditures on capital projects during the first quarter of 2012 primarily related to upgrades of production equipment at KSW and amounted to $2.3 million as compared to $2.7 million of capital expenditures during the first quarter of 2011.

Financing Activities

We increased borrowings on our revolving credit facility during the first quarter of 2012 by $18.9 million as compared to increasing borrowings by $10.5 million during the first quarter of 2011. The increased borrowings during 2012 were primarily due to the increased usage of cash in operations as discussed above.

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

Pension and Other Postretirement Obligations

We currently do not expect to be required to make contributions to our defined benefit pension plans during 2012. As allowed under certain of our amended benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2012 benefit payments due under one of our OPEB plans. As such, we anticipate contributing an aggregate of only $1.2 million to our OPEB plans during 2012. We have the ability to decide whether or not to exercise such rights on a year-by-year basis. If we had not exercised such rights for 2012, our expected OPEB contributions would be $2.9 million higher. Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and OPEB funding requirements in future periods.

Off-balance Sheet Financing Arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2011 Annual Report.

Working Capital and Borrowing Availability

	December 31,	March 31,
	2011	2012
	(In thousands)
Working capital	$78,742	$86,315
Outstanding balance under revolving credit facility	33,630	52,480

Additional borrowing availability	30,939	13,554

The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.0 million at March 31, 2012). Our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio, defined in the agreement as earnings before interest, taxes, depreciation, amortization, restructuring costs, pension and OPEB expense or credits, less OPEB payments, divided by the sum of interest expense, tax payments, principal payments on certain debt and certain capital expenditures, of 1.0 if excess availability falls below $10.0 million. At March 31, 2012 our fixed charge coverage ratio was 1.3 and as disclosed above excess availability was $13.6 million. Current forecasts indicate we will maintain excess availability of at least $10.0 million and a fixed charge coverage ratio of at least 1.0 throughout 2012.

Based upon our current expectations, we expect to have sufficient liquidity to meet our known future short-term and long-term obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 10 to our Condensed Consolidated Financial Statements for the projected impact of recent accounting pronouncements on our financial position and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, refer to Part I, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2011 Annual Report. There have been no changes in our critical accounting policies during the first quarter of 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the 2011 Annual Report for a discussion of the market risks associated with changes in interest rates that affect us. There have been no material changes in such market risks during the first quarter of 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, our Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, these executive officers have concluded our disclosure controls and procedures were effective as of March 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Reference is made to disclosure provided under the caption "Other current litigation" in Note 5 to our Condensed Consolidated Financial Statements.

ITEM 1A.	Risk Factors.

Reference is made to our 2011 Annual Report for a discussion of risk factors related to our businesses. There have been no material changes in such risk factors during the first quarter of 2012.

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

Keystone Consolidated Industries, Inc.

    (Registrant)

Date: May 15, 2012	By	/s/ Bert E. Downing, Jr.
Bert E. Downing, Jr.
Vice President, Chief Financial Officer, Corporate Controller and Treasurer