Form 10-Q
period 2012-06-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2012-08-14
CIK 55604

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

Number of shares of common stock outstanding on August 14, 2012: 12,101,932

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	June 30, 2012
		(unaudited)
ASSETS

Current assets:
Accounts receivable, net	$58,976	$66,438
Inventories	88,567	98,923
Deferred income taxes	12,194	12,194
Prepaid expenses and other	2,033	757

Total current assets	161,770	178,312

Property, plant and equipment:
Land	1,468	1,468
Buildings and improvements	64,959	64,517
Machinery and equipment	348,789	343,050
Construction in progress	5,607	4,572

	420,823	413,607
Less accumulated depreciation	327,820	321,496

Net property, plant and equipment	93,003	92,111

Other assets:
Pension asset	71,719	85,122
Other, net	1,455	1,411

Total other assets	73,174	86,533

Total assets	$327,947	$356,956

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2011	June 30, 2012
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$33,631	$36,899
Accounts payable	14,334	15,697
Accrued OPEB cost	1,220	1,220
Income taxes payable to Contran	3,769	609
Income taxes payable to tax authorities	713	594
Other accrued liabilities	29,361	31,519

Total current liabilities	83,028	86,538

Noncurrent liabilities:
Long-term debt	983	1,007
Accrued pension cost	21,664	21,769
Accrued OPEB cost	50,470	50,981
Deferred income taxes	17,783	24,804
Other	1,891	1,971

Total noncurrent liabilities	92,791	100,532

Stockholders’ equity:
Common stock	121	121
Additional paid-in capital	99,024	99,024
Accumulated other comprehensive loss	(182,093)	(178,921)
Retained earnings	235,076	249,662

Total stockholders’ equity	152,128	169,886

Total liabilities and stockholders’ equity	$327,947	$356,956

Commitments and contingencies (Note 5)

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	(unaudited)
	2011	2012	2011	2012
Net sales	$155,955	$152,747	$290,118	$306,040
Cost of goods sold	(139,735)	(136,177)	(260,469)	(273,397)

Gross margin	16,220	16,570	29,649	32,643

Other operating income (expense):
Selling expense	(1,983)	(2,206)	(3,798)	(4,292)
General and administrative expense	(4,260)	(5,586)	(7,724)	(10,723)
Defined benefit pension credit	4,750	1,898	9,500	3,797
Other postretirement benefit credit	1,299	1,577	2,599	3,154

Total other operating income (expense)	(194)	(4,317)	577	(8,064)

Operating income	16,026	12,253	30,226	24,579

Nonoperating income (expense):
Interest expense	(328)	(333)	(603)	(693)
Other income (expense), net	425	(70)	548	(347)

Total nonoperating income (expense)	97	(403)	(55)	(1,040)

Income before income taxes	16,123	11,850	30,171	23,539
Provision for income taxes	(6,404)	(4,529)	(12,489)	(8,953)

Net income	$9,719	$7,321	$17,682	$14,586

Basic and diluted income per share	$0.80	$0.60	$1.46	$1.21

Basic and diluted weighted average shares outstanding	12,102	12,102	12,102	12,102

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(unaudited)
Net income	$9,719	$7,321	$17,682	$14,586

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Amortization of prior service cost	186	186	372	372
Amortization of net actuarial losses	1,552	2,683	3,103	5,365
Other postretirement benefit plans:
Amortization of prior service credit	(2,442)	(2,441)	(4,883)	(4,883)
Amortization of net actuarial losses	1,291	1,159	2,582	2,318

Total other comprehensive income, net	587	1,587	1,174	3,172

Comprehensive income	$10,306	$8,908	$18,856	$17,758

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2011	2012
	(unaudited)
Cash flows from operating activities:
Net income	$17,682	$14,586
Depreciation and amortization	5,682	5,765
Deferred income taxes	9,031	4,939
Defined benefit pension credit	(9,500)	(3,797)
OPEB credit	(2,599)	(3,154)
OPEB payments	(653)	(582)
Other, net	68	555
Change in assets and liabilities:
Accounts receivable	(23,701)	(7,475)
Inventories	(20,861)	(10,356)
Accounts payable and accrued liabilities	8,140	3,601
Income taxes payable to Contran	—	(3,160)
Income taxes payable to tax authorities	2,147	(119)
Other, net	(302)	1,284

Net cash provided by (used in) operating activities	(14,866)	2,087

Cash flows from investing activities:
Capital expenditures	(5,778)	(6,021)
Other, net	61	28

Net cash used in investing activities	(5,717)	(5,993)

Cash flows from financing activities:
Revolving credit facility, net	20,591	3,269
Other, net	(8)	637

Net cash provided by financing activities	20,583	3,906

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

Supplemental disclosures—cash paid for:
Interest, net of amount capitalized	$542	$628
Income taxes, net	1,765	7,293

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2012

	Common	Additional paid-in	Accumulated other comprehensive income (loss)		Retained
	stock	capital	Pensions	OPEB	Earnings	Total
	(unaudited)
Balance – December 31, 2011	$121	$99,024	$(192,552)	$10,459	$235,076	$152,128
Net income	—	—	—	—	14,586	14,586
Other comprehensive income (loss), net	—	—	5,737	(2,565)	—	3,172

Balance – June 30, 2012	$121	$99,024	$(186,815)	$7,894	$249,662	$169,886

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

Note 1 – Organization and basis of presentation:

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012 (the “2011 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. At the end of 2011, we changed our method of accounting for productive inventories at Keystone Steel & Wire (“KSW”) and Engineered Wire Products, Inc. (“EWP”) from last-in first-out (“LIFO”) to first-in first out (“FIFO”) at KSW and average cost at EWP. Accordingly, our results of operations and cash flows for the interim periods ended June 30, 2011 have been restated in this Quarterly Report to reflect this change in accounting. As compared to the 2011 Annual Report, we have omitted certain information and footnote disclosures from this Quarterly Report that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2012 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2011 Consolidated Financial Statements contained in the 2011 Annual Report.

At June 30, 2012, Contran Corporation (“Contran”) owned approximately 88% of our outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

	Three months ended June 30,		Six months ended June 30,
	(In thousands)		(In thousands)
	2011	2012	2011	2012
Net sales:
KSW	$149,682	$145,150	$285,019	$298,141
EWP	17,368	16,975	28,410	29,724
Calumet	9,515	8,147	15,912	15,589
Elimination of intersegment sales	(20,610)	(17,525)	(39,223)	(37,414)

Total net sales	$155,955	$152,747	$290,118	$306,040

Operating income (loss):
KSW	$9,477	$9,129	$18,418	$19,666
EWP	1,356	965	1,467	1,411
Calumet	336	(412)	436	(597)
Pension credit	4,750	1,898	9,500	3,797
OPEB credit	1,299	1,577	2,599	3,154
Other(1)	(1,192)	(904)	(2,194)	(2,852)

Total operating income	16,026	12,253	30,226	24,579

Non operating income (expense):
Interest expense	(328)	(333)	(603)	(693)
Other income (expense), net	425	(70)	548	(347)

Income before income taxes	$16,123	$11,850	$30,171	$23,539

(1)	Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Note 3 – Inventories, net:

	December 31,	June 30,
	2011	2012
	(In thousands)
Raw materials	$6,995	$6,141
Billet	12,702	10,579
Wire rod	7,155	18,607
Work in process	6,771	8,451
Finished products	29,228	29,626
Supplies	25,716	25,519

Total	$88,567	$98,923

Note 4 – Debt:

	December 31,	June 30,
	2011	2012
	(In thousands)
Wells Fargo revolving credit facility	$33,630	$36,899
Other	984	1,007

Total debt	34,614	37,906
Less current maturities	33,631	36,899

Total long-term debt	$983	$1,007

The average interest rate on the revolving credit facility was 2.7% at June 30, 2012 and was 2.8% for the first six months of 2012.

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us. At June 30, 2012, the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.0 million, including our recorded accrual of $.3 million. Our cost estimates have not been discounted to present value due to the uncertainty of the timing of the pay out. At each balance sheet date, we make an estimate of the amount of our accrued environmental costs that will be paid out over the subsequent twelve months, and we classify such amount as a current liability. We classify the remainder of the accrued environmental costs as noncurrent liabilities. See Note 6.

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

Prior to one of our subsidiaries’ 1996 acquisition of DeSoto, Inc. (“DeSoto”), DeSoto was notified by the Texas Natural Resource Conservation Commission (now called the Texas Commission on Environmental Quality or “TCEQ”) that there were certain deficiencies in prior reports to the TCEQ relative to one of DeSoto’s non-operating facilities located in Gainesville, Texas. During 1999, that subsidiary entered into the TCEQ’s Voluntary Cleanup Program as it relates to that facility. We are currently pursuing a

Municipal Setting Designation (“MSD”) for this site which would eliminate the need for long-term groundwater remediation and monitoring. We estimate the cost of future remediation under an MSD at approximately $50,000. If we are not successful in obtaining an MSD, remediation activities at this site would likely continue for another two to three years and could cost as much as $1.7 million.

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

While we continue to dispute certain of the U.S. EPA’s underlying assertions about the alleged violations contained in the February 2009 NOV and the July 2011 NOV/FOV, we have already undertaken corrective actions to address others and have worked diligently to reach resolution of the matters. KSW met with EPA Region V and the DOJ during August 2011 and February 2012 to discuss both the February 2009 NOV and the July 2011 NOV/FOV. In April 2012, the DOJ informed us that while a formal complaint has been internally approved, it will not be filed if an acceptable settlement can be reached. To date, a formal complaint from the DOJ has not been issued. In May 2012, we volunteered to undertake a model ventilation study and install a Continuous Emissions Monitoring System and we will communicate with both the EPA and DOJ as information is obtained from these projects. KSW has not yet agreed to any additional response actions in connection with the February 2009 NOV or the July 2011 NOV. Therefore, we cannot estimate any potential costs to us to resolve these matters and we can make no assurance our efforts will be successful or that we can avoid any enforcement action or resulting fines from these alleged violations.

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

Note 6—Other accrued liabilities:

	December 31,	June 30,
	2011	2012
	(In thousands)
Current:
Employee benefits	$16,549	$18,655
Self insurance	6,686	7,023
Environmental	240	194
Other	5,886	5,647

Total	$29,361	$31,519

Noncurrent:
Workers compensation payments	$1,243	$1,349
Environmental	165	140
Other	483	482

Total	$1,891	$1,971

Note 7 – Employee benefit plans:

The components of our net periodic defined benefit pension credit for the second quarter and first six months of 2011 and 2012 are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(In thousands)
Service cost	$931	$1,167	$1,862	$2,335
Interest cost	4,752	4,386	9,504	8,771
Expected return on plan assets	(13,310)	(12,202)	(26,620)	(24,404)
Amortization of accumulated other comprehensive income:
Prior service cost	308	308	616	616
Actuarial losses	2,569	4,443	5,138	8,885

Total credit	$(4,750)	$(1,898)	$(9,500)	$(3,797)

The components of our net periodic credit related to other postretirement benefits for the second quarter and first six months of 2011 and 2012 are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(In thousands)
Service cost	$33	$39	$64	$79
Interest cost	573	507	1,147	1,014
Amortization of accumulated other comprehensive income:
Prior service credit	(4,043)	(4,042)	(8,085)	(8,085)
Actuarial losses	2,138	1,919	4,275	3,838

Total credit	$(1,299)	$(1,577)	$(2,599)	$(3,154)

Note 8 – Income taxes:

	Six months ended
	June 30,
	2011	2012
	(In thousands)
Expected income tax expense, at statutory rate	$10,559	$8,239
U.S. state income tax expense, net	1,914	1,019
Other, net	16	(305)

Income tax expense	$12,489	$8,953

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

Note 9 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31, 2011		June 30, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Accounts receivable, net	$58,976	$58,976	$66,438	$66,438
Accounts payable	14,334	14,334	15,697	15,697

Debt:
Variable-rate debt	33,630	33,630	36,899	36,899
Fixed-rate debt	984	1,029	1,007	1,046

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. The fair value of our variable rate indebtedness is deemed to approximate book value and is a Level 2 input as defined by ASC Topic 820-10-35. The fair value of our fixed-rate indebtedness was based on the net present value of our remaining debt payments at an interest rate commensurate with our variable-rate debt which represents Level 3 inputs as defined in ASC Topic 820-10-35. Note that substantially all of the carrying value of our fixed-rate debt at December 31, 2011 and June 30, 2012 relates to a $1.1 million non-interest bearing note. Because it is non-interest bearing, we have calculated an imputed interest rate on the note and carry the note at a value discounted for such interest.

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

Recent Developments

Ferrous scrap market prices decreased during the second quarter of 2012 which led to lower selling prices for most of our products as compared to the first quarter of 2012. At the end of the second quarter of 2012, customer anticipation that scrap prices will continue to fall resulted in both weakened demand and significant pricing pressure. Although ferrous scrap market prices continued to decrease in July, we currently believe scrap prices will begin to increase during the third quarter of 2012.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(In thousands)		(In thousands)
Operating income as reported	$16,026	$12,253	$30,226	$24,579
Defined benefit pension credit	(4,750)	(1,898)	(9,500)	(3,797)
OPEB credit	(1,299)	(1,577)	(2,599)	(3,154)

Operating income before pension and OPEB	$9,977	$8,778	$18,127	$17,628

Operating income before pension and OPEB for the second quarter and first six months of 2012 was less than the same periods of 2011 primarily due to higher accrued incentive compensation expense at Keystone Steel & Wire (“KSW”), $286,000 of severance and related costs at Keystone-Calumet, Inc. (“Calumet”) and higher insurance costs at Corporate, partially offset by lower utility costs and better yield at KSW.

Our consolidated sales volume and average per-ton selling prices for the second quarter and first six months of 2011 and 2012 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2011
Sales volume(000 tons):
Wire rod	107	103	200	203
Fabricated wire products	21	25	46	54
Industrial wire	15	17	31	34
Wire mesh	17	15	28	27
Bar	8	7	14	13
Coiled rebar	4	2	5	2
Other	3	2	6	6

Total	175	171	330	339

Average per-ton selling prices:
Wire rod	$754	$735	$732	$740
Fabricated wire products	1,359	1,307	1,344	1,323
Industrial wire	1,036	1,011	998	1,022
Wire mesh	1,015	1,072	984	1,061
Bar	1,028	1,093	1,009	1,081
Coiled rebar	737	737	734	743
All products	882	885	869	893

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

Our consolidated net sales, cost of goods sold, operating costs and operating performance before pension and OPEB credit by segment are set forth in the following table:

	KSW	EWP	Calumet	Other(1)	Total
	(In thousands)
Three months ended June 30, 2011
Net sales	$149,682	$17,368	$9,515	$(20,610)	$155,955
Cost of goods sold	(135,484)	(15,496)	(8,975)	20,220	(139,735)

Gross margin	14,198	1,872	540	(390)	16,220
Selling and administrative expense	(4,721)	(516)	(204)	(802)	(6,243)

Operating income before pension/OPEB	$9,477	$1,356	$336	$(1,192)	$9,977

Three months ended June 30, 2012
Net sales	$145,150	$16,975	$8,147	$(17,525)	$152,747
Cost of goods sold	(130,553)	(15,364)	(8,082)	17,822	(136,177)

Gross margin	14,597	1,611	65	297	16,570
Selling and administrative expense	(5,468)	(646)	(477)	(1,201)	(7,792)

Operating income (loss) before pension/OPEB	$9,129	$965	$(412)	$(904)	$8,778

Six months ended June 30, 2011:
Net sales	$285,019	$28,410	$15,912	$(39,223)	$290,118
Cost of goods sold	(258,235)	(25,848)	(15,084)	38,698	(260,469)

Gross margin	26,784	2,562	828	(525)	29,649
Selling and administrative expense	(8,366)	(1,095)	(392)	(1,669)	(11,522)

Operating income before pension/OPEB	$18,418	$1,467	$436	$(2,194)	$18,127

Six months ended June 30, 2012:
Net sales	$298,141	$29,724	$15,589	$(37,414)	$306,040
Cost of goods sold	(267,671)	(27,053)	(15,468)	36,795	(273,397)

Gross margin	30,470	2,671	121	(619)	32,643
Selling and administrative expense	(10,804)	(1,260)	(718)	(2,233)	(15,015)

Operating income (loss) before pension/OPEB	$19,666	$1,411	$(597)	$(2,852)	$17,628

(1)	Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	Three months ended June 30,
	2011	% of sales	2012	% of sales
	($ in thousands)
Net sales	$149,682	100.0%	$145,150	100.0%
Cost of goods sold	(135,484)	(90.5)	(130,553)	(89.9)

Gross margin	14,198	9.5	14,597	10.1
Selling and administrative expense	(4,721)	(3.2)	(5,468)	(3.8)

Operating income before pension/OPEB	$9,477	6.3%	$9,129	6.3%

	Six months ended June 30,
	2011	% of sales	2012	% of sales
	($ in thousands)
Net sales	$285,019	100.0%	$298,141	100.0%
Cost of goods sold	(258,235)	(90.6)	(267,671)	(89.8)

Gross margin	26,784	9.4	30,470	10.2
Selling and administrative expense	(8,366)	(2.9)	(10,804)	(3.6)

Operating income before pension/OPEB	$18,418	6.5%	$19,666	6.6%

The primary drivers of KSW’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Sales volume(000 tons):
Wire rod	126	118	238	240
Fabricated wire products	21	25	46	54
Industrial wire	14	16	30	33
Billet	14	12	26	23
Coiled rebar	4	2	5	2

Total	179	173	345	352

Average per-ton selling prices:
Wire rod	$751	$735	$729	$739
Fabricated wire products	1,359	1,307	1,344	1,323
Industrial wire	1,044	1,015	1,006	1,026
Billet	558	531	534	531
Coiled rebar	737	737	734	743
All products	830	833	821	842
Average per-ton ferrous scrap cost of goods sold	$383	$382	$363	$382
Average electricity cost per kilowatt hour	$0.04	$0.03	$0.04	$0.03
Kilowatt hours consumed (000 hrs)	140,918	133,894	278,941	277,146
Average natural gas cost per therm	$0.51	$0.24	$0.48	$0.32
Natural gas therms consumed (000 therms)	4,554	4,334	10,319	9,942

KSW’s operating performance during the second quarter and first half of 2012 was also positively impacted by improved yield as a result of scrap mix management.

KSW’s selling and administrative expense was higher during the second quarter and first six months of 2012 as compared to the same periods of 2011 primarily due to increased accrued incentive compensation expense.

Engineered Wire Products, Inc.

	Three months ended June 30,
	2011	% of sales	2012	% of sales
	($ in thousands)
Net sales	$17,368	100.0%	$16,975	100.0%
Cost of goods sold	(15,496)	(89.2)	(15,364)	(90.5)

Gross margin	1,872	10.8	1,611	9.5
Selling and administrative expense	(516)	(3.0)	(646)	(3.8)

Operating income before pension/OPEB	$1,356	7.8%	$965	5.7%

	Six months ended June 30,
	2011	% of sales	2012	% of sales
	($ in thousands)
Net sales	$28,410	100.0%	$29,724	100.0%
Cost of goods sold	(25,848)	(91.0)	(27,053)	(91.0)

Gross margin	2,562	9.0	2,671	9.0
Selling and administrative expense	(1,095)	(3.8)	(1,260)	(4.2)

Operating income before pension/OPEB	$1,467	5.2%	$1,411	4.8%

The primary drivers of EWP’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Sales volume (000 tons):
Wire mesh	17	15	28	27
Industrial wire	1	1	1	1

Total	18	16	29	28

Average per-ton selling prices:
Wire mesh	$1,015	$1,072	$984	$1,061
Industrial wire	859	913	830	908
All products	1,009	1,066	976	1,054
Average per-ton wire rod cost of goods sold	$707	$740	$694	$738

EWP’s operating performance during the second quarter and first six months of 2012 was negatively impacted by lower production due to inconsistent customer order patterns, which resulted in a higher percentage of fixed costs included in cost of goods sold as these costs could not be capitalized into inventory.

Keystone – Calumet, Inc.

	Three months ended June 30,
	2011	% of sales	2012	% of sales
	($ in thousands)
Net sales	$9,515	100.0%	$8,147	100.0%
Cost of goods sold	(8,975)	(94.3)	(8,082)	(99.2)

Gross margin	540	5.7	65	0.8
Selling and administrative expense	(204)	(2.1)	(477)	(5.9)

Operating income (loss) before pension/OPEB	$336	3.6%	$(412)	(5.1)%

	Six months ended June 30,
	2011	% of sales	2012	% of sales
	($ in thousands)
Net sales	$15,912	100.0%	$15,589	100.0%
Cost of goods sold	(15,084)	(94.8)	(15,468)	(99.2)

Gross margin	828	5.2	121	0.8
Selling and administrative expense	(392)	(2.5)	(718)	(4.6)

Operating income (loss) before pension/OPEB	$436	2.7%	$(597)	(3.8)%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Sales volume(000 tons) - Bar	8	7	14	13
Average per-ton selling prices - Bar	$1,028	$1,093	$1,009	$1,081
Average per-ton billet cost of goods sold	$598	$610	$555	$603

During the first quarter of 2011, Calumet installed certain new equipment. Throughout 2011 and the first half of 2012, Calumet experienced significant production delays associated with equipment malfunctions including performance problems related to the new equipment. Due to the related production outages, Calumet struggled to meet customer order deadlines on a consistent basis, resulting in lower than expected sales volume. Calumet has contracted with an engineering firm to design and implement specific production procedures to remedy Calumet’s recurring production issues. As the production procedures are implemented and Calumet’s labor force gains experience working in accordance with them, we believe the mill will operate more efficiently, thereby allowing consistent on-time delivery of customer orders as well as reduction of future conversion costs.

During the second quarter of 2012, certain management employees were terminated resulting in severance and related costs of $286,000.

On March 20, 2012, an election under the supervision of the National Labor Relations Board was held, in which a majority of Calumet’s hourly employees voted to accept the organization of the workforce by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USA) AFL-CIO, CLC (the “USW”). Calumet negotiated a tentative labor agreement with the USW which was ratified by the represented employees on August 4th.

Pension Credit

Primarily due to a $45 million decrease in our pension plans’ assets as well as a 101 basis point reduction in the applicable discount rate during 2011, we currently expect to record a defined benefit pension credit of $7.6 million during 2012 as compared to the $24.4 million defined benefit pension credit we recorded during 2011. Accordingly, during the second quarter and first six months of 2012 we recorded a defined benefit pension credit of $1.9 million and $3.8 million, respectively, as compared to the $4.8 million and $9.5 million credit recorded during the second quarter and first six months of 2011, respectively.

Corporate Selling and Administrative Expense

Corporate selling and administrative expenses were higher during the second quarter and first six months of 2012 as compared to the same periods of 2011 primarily due to increased insurance costs.

Income Tax Expense

A tabular reconciliation of the difference between the U.S. Federal statutory income tax rate and our effective income tax rates is included in Note 8 to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

Operating Activities

During the first six months of 2012, net cash provided by operations totaled $2.1 million as compared to net cash used in operations of $14.9 million during the first six months of 2011. The $17.0 million increase in cash provided by operating activities was primarily due to the net effects of:

•

less cash used as a result of relative changes in our accounts receivable in 2012 of $16.2 million primarily due to lower sales volume at the end of the second quarter of 2012 as compared to the end of the second quarter of 2011, and higher sales volume during the fourth quarter of 2011 as compared to the fourth quarter of 2010,

•

less net cash used as a result of relative changes in our inventory in 2012 of $10.5 million primarily due to a significant increase in ferrous scrap costs during the first six months of 2011 as compared to a slight decrease in ferrous scrap costs during the first six months of 2012,

•

less cash provided by relative changes in our accounts payable and accrued liabilities in 2012 of $4.5 million primarily due to gaining more favorable payment terms on raw materials and utilities during the first half of 2011 (payment terms on raw materials and utilities have remained constant since January 2011), and

•	higher taxes paid during the first six months of 2012 of $5.5 million due to the timing of our tax payments.

Investing Activities

Expenditures on capital projects during the first half of 2012 primarily related to upgrades of production equipment at KSW and amounted to $6.0 million as compared to $5.8 million of capital expenditures during the first half of 2011.

Financing Activities

We increased borrowings on our revolving credit facility during the first half of 2012 by $3.3 million as compared to increasing borrowings by $20.6 million during the first half of 2011. The lower rate of additional borrowings during 2012 was primarily due to the decreased usage of cash in operations as discussed above.

Future Cash Requirements

Capital Expenditures

Capital expenditures for 2012 are currently expected to be approximately $15 million and are primarily related to upgrades of production equipment. We expect to fund capital expenditures using cash flows from operations and borrowing availability under our revolving credit facility.

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

Off-balance Sheet Financing Arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2011 Annual Report.

Working Capital and Borrowing Availability

	December 31,	June 30,
	2011	2012
	(In thousands)
Working capital	$78,742	$91,774
Outstanding balance under revolving credit facility	33,630	36,899
Additional borrowing availability	30,939	27,867

The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.0 million at June 30, 2012). Our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio, defined in the agreement as earnings before interest, taxes, depreciation, amortization, restructuring costs, pension and OPEB expense or credits, less OPEB payments, divided by the sum of interest expense, tax payments, principal payments on certain debt and certain capital expenditures, of 1.0 if excess availability falls below $10.0 million. At June 30, 2012 our fixed charge coverage ratio was 1.1 and as disclosed above excess availability was $27.9 million. Current forecasts indicate we will maintain excess availability of at least $10.0 million and a fixed charge coverage ratio of at least 1.0 throughout 2012.

Based upon our current expectations, we expect to have sufficient liquidity to meet our known future short-term and long-term obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 10 to our Condensed Consolidated Financial Statements for the projected impact of recent accounting pronouncements on our financial position and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, refer to Part I, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2011 Annual Report. There have been no changes in our critical accounting policies during the first half of 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the 2011 Annual Report for a discussion of the market risks associated with changes in interest rates that affect us. There have been no material changes in such market risks during the first half of 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, our Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2012. Based upon their evaluation, these executive officers have concluded our disclosure controls and procedures were effective as of June 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Reference is made to disclosure provided under the caption “Other current litigation” in Note 5 to our Condensed Consolidated Financial Statements.

ITEM 1A.	Risk Factors.

Reference is made to our 2011 Annual Report for a discussion of risk factors related to our businesses. There have been no material changes in such risk factors during the first half of 2012.

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

Keystone Consolidated Industries, Inc.
(Registrant)

Date: August 14, 2012	By:	/s/ Bert E. Downing, Jr.
Bert E. Downing, Jr.
Vice President, Chief Financial Officer,
Corporate Controller and Treasurer