Form 10-Q
period 2012-09-30
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2012-11-14
CIK 55604

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012	Commission file number 1-3919

Keystone Consolidated Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	37-0364250
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1740, Three Lincoln Centre, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding on November 14, 2012: 12,101,932

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	September 30, 2012
		(unaudited)
ASSETS
Current assets:
Accounts receivable, net	$58,976	$58,329
Inventories	88,567	97,717
Deferred income taxes	12,194	12,194
Prepaid expenses and other	2,033	2,351

Total current assets	161,770	170,591

Property, plant and equipment:
Land	1,468	1,468
Buildings and improvements	64,959	65,193
Machinery and equipment	348,789	326,587
Construction in progress	5,607	4,879

	420,823	398,127
Less accumulated depreciation	327,820	305,391

Net property, plant and equipment	93,003	92,736

Other assets:
Pension asset	71,719	91,830
Other, net	1,455	1,394

Total other assets	73,174	93,224

Total assets	$327,947	$356,551

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2011	September 30, 2012
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$33,631	$26,430
Accounts payable	14,334	16,263
Accrued OPEB cost	1,220	1,220
Income taxes payable to Contran	3,769	1,906
Income taxes payable to tax authorities	713	601
Other accrued liabilities	29,361	30,869

Total current liabilities	83,028	77,289

Noncurrent liabilities:
Long-term debt	983	1,019
Accrued pension cost	21,664	21,854
Accrued OPEB cost	50,470	51,148
Deferred income taxes	17,783	26,146
Other	1,891	2,219

Total noncurrent liabilities	92,791	102,386

Stockholders’ equity:
Common stock	121	121
Additional paid-in capital	99,024	99,024
Accumulated other comprehensive loss	(182,093)	(176,912)
Retained earnings	235,076	254,643

Total stockholders’ equity	152,128	176,876

Total liabilities and stockholders’ equity	$327,947	$356,551

Commitments and contingencies (Note 5)

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	(unaudited)
	2011	2012	2011	2012
Net sales	$140,973	$133,072	$431,091	$439,112
Cost of goods sold	(129,700)	(122,980)	(390,169)	(396,377)

Gross margin	11,273	10,092	40,922	42,735

Other operating income (expense):
Selling expense	(1,775)	(1,457)	(5,573)	(5,749)
General and administrative expense	(3,881)	(2,942)	(11,605)	(13,665)
Defined benefit pension credit	4,750	1,346	14,250	5,143
Other postretirement benefit credit	1,299	1,403	3,898	4,557

Total other operating income (expense)	393	(1,650)	970	(9,714)

Operating income	11,666	8,442	41,892	33,021

Nonoperating income (expense):
Interest expense	(319)	(274)	(922)	(967)
Other income (expense), net	113	(141)	661	(488)

Total nonoperating income (expense)	(206)	(415)	(261)	(1,455)

Income before income taxes	11,460	8,027	41,631	31,566
Provision for income taxes	(4,544)	(3,046)	(17,033)	(11,999)

Net income	$6,916	$4,981	$24,598	$19,567

Basic and diluted income per share	$0.57	$0.41	$2.03	$1.62

Basic and diluted weighted average shares outstanding	12,102	12,102	12,102	12,102

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(unaudited)
Net income	$6,916	$4,981	$24,598	$19,567

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Amortization of prior service cost	186	186	558	558
Amortization of net actuarial losses	1,584	3,001	4,687	8,366
Other postretirement benefit plans:
Amortization of prior service credit	(2,440)	(2,440)	(7,323)	(7,323)
Amortization of net actuarial losses	1,290	1,262	3,872	3,580

Total other comprehensive income, net	620	2,009	1,794	5,181

Comprehensive income	$7,536	$6,990	$26,392	$24,748

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2011	2012
	(unaudited)
Cash flows from operating activities:
Net income	$24,598	$19,567
Depreciation and amortization	8,350	8,442
Deferred income taxes	10,870	4,965
Defined benefit pension credit	(14,250)	(5,143)
OPEB credit	(3,898)	(4,557)
OPEB payments	(820)	(964)
Other, net	118	819
Change in assets and liabilities:
Accounts receivable	(19,839)	613
Inventories	(26,290)	(9,150)
Accounts payable and accrued liabilities	13,975	3,765
Income taxes payable to Contran	—	(1,863)
Income taxes payable to tax authorities	2,349	(112)
Other, net	(1,464)	(310)

Net cash provided by (used in) operating activities	(6,301)	16,072

Cash flows from investing activities:
Capital expenditures	(9,492)	(10,024)
Other, net	85	43

Net cash used in investing activities	(9,407)	(9,981)

Cash flows from financing activities:
Revolving credit facility, net	15,487	(7,200)
Other, net	221	1,109

Net cash provided by (used in) financing activities	15,708	(6,091)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

Supplemental disclosures:
Cash paid for:
Interest, net of amount capitalized	$824	$870
Income taxes, net	4,203	9,011

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2012

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)		Retained Earnings	Total
			Pensions	OPEB
	(unaudited)
Balance – December 31, 2011	$121	$99,024	$(192,552)	$10,459	$235,076	$152,128
Net income	—	—	—	—	19,567	19,567
Other comprehensive income (loss), net	—	—	8,924	(3,743)	—	5,181

Balance – September 30, 2012	$121	$99,024	$(183,628)	$6,716	$254,643	$176,876

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

Note 1 – Organization and basis of presentation:

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012 (the “2011 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. At the end of 2011, we changed our method of accounting for productive inventories at Keystone Steel & Wire (“KSW”) and Engineered Wire Products, Inc. (“EWP”) from last-in first-out (“LIFO”) to first-in first out (“FIFO”) at KSW and average cost at EWP. Accordingly, our results of operations and cash flows for the interim periods ended September 30, 2011 have been restated in this Quarterly Report to reflect this change in accounting. As compared to the 2011 Annual Report, we have omitted certain information and footnote disclosures from this Quarterly Report that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2012 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2011 Consolidated Financial Statements contained in the 2011 Annual Report.

At September 30, 2012, Contran Corporation (“Contran”) owned approximately 88% of our outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

	Three months ended September 30,		Nine months ended September 30,
	(In thousands)
	2011	2012	2011	2012
Net sales:
KSW	$133,328	$122,268	$418,347	$420,409
EWP	16,492	18,929	44,902	48,653
Calumet	7,132	6,359	23,044	21,948
Elimination of intersegment sales	(15,979)	(14,484)	(55,202)	(51,898)

Total net sales	$140,973	$133,072	$431,091	$439,112

Operating income (loss):
KSW	$6,006	$5,617	$24,424	$25,283
EWP	583	1,192	2,050	2,603
Calumet	(464)	(1,651)	(28)	(2,248)
Pension credit	4,750	1,346	14,250	5,143
OPEB credit	1,299	1,403	3,898	4,557
Other(1)	(508)	535	(2,702)	(2,317)

Total operating income	11,666	8,442	41,892	33,021
Non operating income (expense):
Interest expense	(319)	(274)	(922)	(967)
Other income (expense), net	113	(141)	661	(488)

Income before income taxes	$11,460	$8,027	$41,631	$31,566

(1)	Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Note 3 – Inventories, net:

	December 31, 2011	September 30, 2012
	(In thousands)
Raw materials	$6,995	$6,340
Billet	12,702	6,978
Wire rod	7,155	18,261
Work in process	6,771	6,824
Finished products	29,228	31,087
Supplies	25,716	28,227

Total	$88,567	$97,717

Note 4 – Debt:

	December 31, 2011	September 30, 2012
	(In thousands)
Wells Fargo revolving credit facility	$33,630	$26,430
Other	984	1,019

Total debt	34,614	27,449
Less current maturities	33,631	26,430

Total long-term debt	$983	$1,019

The average interest rate on the revolving credit facility was 2.7% at September 30, 2012 and the average interest rate for the first nine months of 2012 was 2.7%.

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us. At September 30, 2012, the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.0 million, including our recorded accrual of $.3 million. Our cost estimates have not been discounted to present value due to the uncertainty of the timing of the pay out. At each balance sheet date, we make an estimate of the amount of our accrued environmental costs that will be paid out over the subsequent twelve months, and we classify such amount as a current liability. We classify the remainder of the accrued environmental costs as noncurrent liabilities. See Note 6.

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

Prior to one of our subsidiaries’ 1996 acquisition of DeSoto, Inc. (“DeSoto”), DeSoto was notified by the Texas Natural Resource Conservation Commission (now called the Texas Commission on Environmental Quality or “TCEQ”) that there were certain deficiencies in prior reports to the TCEQ relative to one of DeSoto’s non-operating facilities located in Gainesville, Texas. During 1999, that subsidiary entered into the TCEQ’s Voluntary Cleanup Program as it relates to that facility. We are currently pursuing a Municipal Setting Designation (“MSD”) for this site which would eliminate the need for long-term groundwater remediation and monitoring. We estimate the cost of future remediation under an MSD at approximately $30,000. If we are not successful in obtaining an MSD, remediation activities at this site would likely continue for another two to three years and could cost as much as $1.7 million.

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

Note 6 – Other accrued liabilities:

	December 31, 2011	September 30, 2012
	(In thousands)
Current:
Employee benefits	$16,549	$19,267
Self insurance	6,686	5,965
Environmental	240	165
Other	5,886	5,472

Total	$29,361	$30,869

Noncurrent:
Workers compensation payments	$1,243	$1,503
Environmental	165	140
Other	483	576

Total	$1,891	$2,219

Note 7 – Employee benefit plans:

The components of our net periodic defined benefit pension credit for the third quarter and first nine months of 2011 and 2012 are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(In thousands)
Service cost	$931	$1,110	$2,793	$3,445
Interest cost	4,752	4,477	14,256	13,248
Expected return on plan assets	(13,365)	(12,210)	(39,985)	(36,614)
Amortization of prior service cost	308	308	924	924
Amortization of actuarial losses	2,624	4,969	7,762	13,854

Total credit	$(4,750)	$(1,346)	$(14,250)	$(5,143)

The components of our net periodic credit related to other postretirement benefits for the third quarter and first nine months of 2011 and 2012 are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(In thousands)
Service cost	$31	$37	$95	$116
Interest cost	576	512	1,723	1,526
Amortization of prior service credit	(4,043)	(4,043)	(12,128)	(12,128)
Amortization of actuarial losses	2,137	2,091	6,412	5,929

Total credit	$(1,299)	$(1,403)	$(3,898)	$(4,557)

Note 8 – Income taxes:

	Nine months ended September 30,
	2011	2012
	(In thousands)
Expected income tax expense, at statutory rate	$14,571	$11,048
U.S. state income tax expense, net	2,436	1,430
Other, net	26	(479)

Income tax expense	$17,033	$11,999

Our provision for income taxes in the first nine months of 2011 includes a $.7 million non-cash charge for state deferred income taxes. The non-cash charge is related to an increase in our effective state income tax rate primarily as a result of an increase in the tax rate of the State of Illinois.

We file income tax returns in various U.S. federal, state and local jurisdictions. Our income tax returns prior to 2009 are generally considered closed to examination by applicable tax authorities.

Note 9 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31, 2011		September 30, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Accounts receivable, net	$58,976	$58,976	$58,329	$58,329
Accounts payable	14,334	14,334	16,263	16,263
Debt:
Variable-rate debt	33,630	33,630	26,430	26,430
Fixed-rate debt	984	1,029	1,019	1,052

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. The fair value of our variable rate indebtedness is deemed to approximate book value and is a Level 2 input as defined by ASC Topic 820-10-35. The fair value of our fixed-rate indebtedness was based on the net present value of our remaining debt payments at an interest rate commensurate with our variable-rate debt which represents Level 3 inputs as defined in ASC Topic 820-10-35. Note that substantially all of the carrying value of our fixed-rate debt at December 31, 2011 and September 30, 2012 relates to a $1.1 million non-interest bearing note. Because it is non-interest bearing, we have calculated an imputed interest rate on the note and carry the note at a value discounted for such interest.

Note 10 – Recent Accounting Pronouncements:

In September 2011 the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of Stockholders’ Equity and instead requires comprehensive income to be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. In accordance with ASU 2011-05, we now present our comprehensive income in a separate Condensed Consolidated Statement of Comprehensive Income. Additionally, ASU 2011-05 would have required us to present on the face of our financial statements the effect of reclassifications out of accumulative other comprehensive income on the components of net income and other comprehensive income. However, in December 2011 the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effectiveness for the requirement to present on the face of our financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. Adoption of ASU 2011-05, as amended by ASU 2011-12, did not have a material effect on our Condensed Consolidated Financial Statements.

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

Recent Developments

Ferrous scrap market prices decreased during the third quarter of 2012. We believe current customer expectations that scrap prices will continue to fall combined with an increase in imports at low prices will result in weakened wire rod demand for the fourth quarter of 2012. However, we expect strong shipment volumes of fabricated wire products during the fourth quarter of 2012 as customers begin to build inventories for the spring season.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(In thousands)		(In thousands)
Operating income as reported	$11,666	$8,442	$41,892	$33,021
Defined benefit pension credit	(4,750)	(1,346)	(14,250)	(5,143)
OPEB credit	(1,299)	(1,403)	(3,898)	(4,557)

Operating income before pension and OPEB	$5,617	$5,693	$23,744	$23,321

Operating income before pension and OPEB for the third quarter of 2012 approximated prior year as a lower selling price margin over ferrous scrap costs and increased costs associated with refining operations at Keystone-Calumet, Inc. (“Calumet”) were offset by lower utility costs, better yield at Keystone Steel & Wire (“KSW”), lower insurance costs and lower accrued incentive compensation expense.

Operating income before pension and OPEB for the first nine months of 2012 approximated prior year as increased costs associated with refining operations at Calumet and higher accrued incentive compensation expense was offset by lower utility costs and better yield at KSW.

Our consolidated sales volume and average per-ton selling prices for the third quarter and first nine months of 2011 and 2012 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Sales volume(000 tons):
Wire rod	103	101	302	304
Fabricated wire products	15	17	61	71
Industrial wire	15	17	47	52
Wire mesh	16	18	43	44
Bar	6	5	21	19
Coiled rebar	4	2	9	4

Total	159	160	483	494

Average per-ton selling prices:
Wire rod	$756	$667	$740	$716
Fabricated wire products	1,309	1,289	1,335	1,315
Industrial wire	1,026	971	1,007	1,004
Wire mesh	1,023	1,024	998	1,046
Bar	1,058	1,025	1,024	1,064
Coiled rebar	748	680	741	709
All products	872	817	877	875

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

Our consolidated net sales, cost of goods sold, operating costs and operating performance before pension and OPEB credit by segment are set forth in the following table:

	KSW	EWP	Calumet	Other(1)	Total
	(In thousands)
Three months ended September 30, 2011
Net sales	$133,328	$16,492	$7,132	$(15,979)	$140,973
Cost of goods sold	(123,573)	(14,993)	(7,383)	16,249	(129,700)

Gross margin	9,755	1,499	(251)	270	11,273
Selling and administrative expense	(3,749)	(916)	(213)	(778)	(5,656)

Operating income (loss) before pension/OPEB	$6,006	$583	$(464)	$(508)	$5,617

Three months ended September 30, 2012
Net sales	$122,268	$18,929	$6,359	$(14,484)	$133,072
Cost of goods sold	(113,406)	(17,121)	(7,762)	15,309	(122,980)

Gross margin	8,862	1,808	(1,403)	825	10,092
Selling and administrative expense	(3,245)	(616)	(248)	(290)	(4,399)

Operating income (loss) before pension/OPEB	$5,617	$1,192	$(1,651)	$535	$5,693

Nine months ended September 30, 2011:
Net sales	$418,347	$44,902	$23,044	$(55,202)	$431,091
Cost of goods sold	(381,808)	(40,841)	(22,467)	54,947	(390,169)

Gross margin	36,539	4,061	577	(255)	40,922
Selling and administrative expense	(12,115)	(2,011)	(605)	(2,447)	(17,178)

Operating income (loss) before pension/OPEB	$24,424	$2,050	$(28)	$(2,702)	$23,744

Nine months ended September 30, 2012:
Net sales	$420,409	$48,653	$21,948	$(51,898)	$439,112
Cost of goods sold	(381,077)	(44,174)	(23,230)	52,104	(396,377)

Gross margin	39,332	4,479	(1,282)	206	42,735
Selling and administrative expense	(14,049)	(1,876)	(966)	(2,523)	(19,414)

Operating income (loss) before pension/OPEB	$25,283	$2,603	$(2,248)	$(2,317)	$23,321

(1)	Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	Three months ended September 30,
	2011	% of sales	2012	% of sales
	($ in thousands)
Net sales	$133,328	100.0%	$122,268	100.0%
Cost of goods sold	(123,573)	(92.7)	(113,406)	(92.8)

Gross margin	9,755	7.3	8,862	7.2
Selling and administrative expense	(3,749)	(2.8)	(3,245)	(2.6)

Operating income before pension/OPEB	$6,006	4.5%	$5,617	4.6%

	Nine months ended September 30,
	2011	% of sales	2012	% of sales
	($ in thousands)
Net sales	$418,347	100.0%	$420,409	100.0%
Cost of goods sold	(381,808)	(91.3)	(381,077)	(90.7)

Gross margin	36,539	8.7	39,332	9.3
Selling and administrative expense	(12,115)	(2.9)	(14,049)	(3.3)

Operating income before pension/OPEB	$24,424	5.8%	$25,283	6.0%

The primary drivers of KSW’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Sales volume(000 tons):
Wire rod	117	117	355	357
Fabricated wire products	15	17	61	71
Industrial wire	14	16	45	49
Billet	12	9	38	33
Coiled rebar	4	2	9	4

Total	162	161	508	514

Average per-ton selling prices:
Wire rod	$752	$664	$737	$714
Fabricated wire products	1,309	1,289	1,335	1,315
Industrial wire	1,035	976	1,016	1,009
Billet	549	518	538	528
Coiled rebar	748	680	741	709
All products	814	752	819	814
Average per-ton ferrous scrap cost in cost of goods sold	$382	$348	$369	$371
Average electricity cost per kilowatt hour	$0.04	$0.03	$0.04	$0.03
Kilowatt hours consumed (000 hrs)	130,664	127,874	409,605	405,020
Average natural gas cost per therm	$0.46	$0.32	$0.48	$0.32
Natural gas therms consumed (000 therms)	3,873	3,849	14,192	13,792

KSW’s operating performance during the third quarter and first nine months of 2012 was also positively impacted by improved yield as a result of scrap mix management.

KSW’s selling and administrative expense was higher during the first nine months of 2012 as compared to the first nine months of 2011 primarily due to increased accrued incentive compensation expense.

Engineered Wire Products, Inc.

	Three months ended September 30,
	2011	% of sales	2012	% of sales
	($ in thousands)
Net sales	$16,492	100.0%	$18,929	100.0%
Cost of goods sold	(14,993)	(90.9)	(17,121)	(90.4)

Gross margin	1,499	9.1	1,808	9.6
Selling and administrative expense	(916)	(5.6)	(616)	(3.3)

Operating income before pension/OPEB	$583	3.5%	$1,192	6.3%

	Nine months ended September 30,
	2011	% of sales	2012	% of sales
	($ in thousands)
Net sales	$44,902	100.0%	$48,653	100.0%
Cost of goods sold	(40,841)	(91.0)	(44,174)	(90.8)

Gross margin	4,061	9.0	4,479	9.2
Selling and administrative expense	(2,011)	(4.5)	(1,876)	(3.9)

Operating income before pension/OPEB	$2,050	4.5%	$2,603	5.3%

The primary drivers of EWP’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Sales volume (000 tons):
Wire mesh	16	18	43	44
Industrial wire	1	1	2	2

Total	17	19	45	46

Average per-ton selling prices:
Wire mesh	$1,023	$1,024	$998	$1,046
Industrial wire	875	884	846	898
All products	1,015	1,017	990	1,039
Average per-ton wire rod cost in cost of goods sold	$726	$718	$705	$730

EWP’s operating performance during the third quarter and first nine months of 2012 was also negatively impacted by lower productivity due to smaller order quantities.

EWP’s selling and administrative expense was lower during the third quarter and first nine months of 2012 as compared to the same periods of 2011 primarily due to decreased insurance costs, partially offset by increased accrued incentive compensation expense.

Keystone – Calumet, Inc.

	Three months ended September 30,
	2011	% of sales	2012	% of sales
	($ in thousands)
Net sales	$7,132	100.0%	$6,359	100.0%
Cost of goods sold	(7,383)	(103.5)	(7,762)	(122.1)

Gross margin	(251)	(3.5)	(1,403)	(22.1)
Selling and administrative expense	(213)	(3.0)	(248)	(3.9)

Operating loss before pension/OPEB	$(464)	(6.5)%	$(1,651)	(26.0)%

	Nine months ended September 30,
	2011	% of sales	2012	% of sales
	($ in thousands)
Net sales	$23,044	100.0%	$21,948	100.0%
Cost of goods sold	(22,467)	(97.5)	(23,230)	(105.8)

Gross margin	577	2.5	(1,282)	(5.8)
Selling and administrative expense	(605)	(2.6)	(966)	(4.4)

Operating loss before pension/OPEB	$(28)	(0.1)%	$(2,248)	(10.2)%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Sales volume(000 tons) - Bar	6	5	21	19
Average per-ton selling prices - Bar	$1,058	$1,025	$1,024	$1,064
Average per-ton billet cost in cost of goods sold	$627	$600	$577	$602

During the first quarter of 2011, Calumet installed certain new equipment. Throughout 2011 and the first nine months of 2012, Calumet experienced significant production delays associated with equipment malfunctions including performance problems related to the new equipment. Due to the related production outages, Calumet struggled to meet customer order deadlines on a consistent basis, resulting in lower than expected sales volume. During the third quarter of 2012, certain customers began placing orders with other suppliers. Third quarter and year-to-date sales volume decreased 7.6% and 8.6%, respectively, as compared to the same periods in 2011.

Fixed costs as a percentage of sales were 12.6% during the third quarter of 2012 as compared to 8.8% during the third quarter of 2011. Calumet has contracted with an engineering firm to design and implement specific production procedures to remedy Calumet’s recurring production issues. In connection with the new production design, Calumet replaced certain of their rolling related inventory items and incurred charges amounting to $151,000 (2.4% of third quarter 2012 sales) during the third quarter of 2012 related to the pre-existing rolling related inventory items.

During the fourth quarter of 2012 Calumet has begun experiencing improved productivity. As Calumet’s labor force gains experience with these improved procedures and designs, we believe the mill will operate more efficiently, thereby allowing more consistent on-time delivery of customer orders as well as reduction of future conversion costs.

During the first nine months of 2012, certain Calumet management employees were terminated resulting in severance and related costs of $396,000.

Pension Credit

Primarily due to a $45 million decrease in our pension plans’ assets as well as a 101 basis point reduction in the applicable discount rate during 2011, we currently expect to record a defined benefit pension credit of $6.9 million during 2012 as compared to the $24.4 million defined benefit pension credit we recorded during 2011. Accordingly, during the third quarter and first nine months of 2012 we recorded a defined benefit pension credit of $1.3 million and $5.1 million, respectively, as compared to the $4.8 million and $14.3 million credit recorded during the third quarter and first nine months of 2011, respectively.

Corporate Selling and Administrative Expense

Corporate selling and administrative expenses were lower during the third quarter of 2012 as compared to the third quarter of 2011 primarily due to decreased insurance and legal costs.

Income Tax Expense

A tabular reconciliation of the difference between the U.S. Federal statutory income tax rate and our effective income tax rates is included in Note 8 to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

Operating Activities

During the first nine months of 2012, net cash provided by operations totaled $16.1 million as compared to net cash used in operations of $6.3 million during the first nine months of 2011. The $22.4 million increase in cash provided by operating activities was primarily due to the net effects of:

•

cash provided as a result of relative changes in our accounts receivable in 2012 of only $613,000 as sales volume and selling prices during the third quarter of 2012 were comparable to the fourth quarter of 2011; compared to $19.8 million cash used as a result of relative changes in our accounts receivable in 2011 due to higher sales volume and selling prices during the third quarter of 2011 as compared to the fourth quarter of 2010,

•

less net cash used as a result of relative changes in our inventory in 2012 of $17.1 million primarily due to a significant increase in ferrous scrap costs during the first nine months of 2011 as compared to a decrease in ferrous scrap costs during the first nine months of 2012 as well as a smaller inventory build during 2012 because of higher inventory levels at the end of 2011 as compared to the end of 2010,

•

less cash provided by relative changes in our accounts payable and accrued liabilities in 2012 of $10.2 million primarily due to decreased workers compensation accruals, gaining more favorable payment terms on raw materials and utilities during the first nine months of 2011 (payment terms on raw materials and utilities have remained constant since January 2011) and lower utility prices during the first nine months of 2012.

•	higher taxes paid during the first nine months of 2012 of $4.8 million due to the timing of our tax payments.

Investing Activities

Expenditures on capital projects during the first nine months of 2012 primarily related to upgrades of production equipment at KSW and amounted to $10.0 million as compared to $9.5 million of capital expenditures during the first nine months of 2011.

Financing Activities

We decreased borrowings on our revolving credit facility during the first nine months of 2012 by $7.2 million as compared to increasing borrowings by $15.5 million during the first nine months of 2011. The change in cash flow was primarily due to the $16.1 million cash provided by operations during 2012 as compared to $6.3 million used in operations during 2011.

Future Cash Requirements

Capital Expenditures

Capital expenditures for the fourth quarter of 2012 are currently expected to be approximately $6 million and are primarily related to upgrades of production equipment. We expect to fund capital expenditures using cash flows from operations and borrowing availability under our revolving credit facility.

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

Off-balance Sheet Financing Arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2011 Annual Report.

Working Capital and Borrowing Availability

	December 31, 2011	September 30, 2012
	(In thousands)
Working capital	$78,742	$93,302
Outstanding balance under revolving credit facility	33,630	26,430
Additional borrowing availability	30,939	37,990

The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($5.0 million at September 30, 2012). Our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio, defined in the agreement as earnings before interest, taxes, depreciation, amortization, restructuring costs, pension and OPEB expense or credits, less OPEB payments, divided by the sum of interest expense, tax payments, principal payments on certain debt and certain capital expenditures, of 1.0 if excess availability falls below $10.0 million. At September 30, 2012 our fixed charge coverage ratio was 1.2 and, as disclosed above, excess availability was $38.0 million. Current forecasts indicate we will maintain excess availability of at least $10.0 million and a fixed charge coverage ratio of at least 1.0 throughout 2012.

Based upon our current expectations, we expect to have sufficient liquidity to meet our known future short-term and long-term obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 10 to our Condensed Consolidated Financial Statements for the projected impact of recent accounting pronouncements on our financial position and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, refer to Part I, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2011 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the 2011 Annual Report for a discussion of the market risks associated with changes in interest rates that affect us. There have been no material changes in such market risks during the first nine months of 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, our Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2012. Based upon their evaluation, these executive officers have concluded our disclosure controls and procedures were effective as of September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Reference is made to disclosure provided under the caption “Other current litigation” in Note 5 to our Condensed Consolidated Financial Statements.

ITEM 1A.	Risk Factors.

Reference is made to our 2011 Annual Report for a discussion of risk factors related to our businesses. There have been no material changes in such risk factors during the first nine months of 2012.

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

Keystone Consolidated Industries, Inc.
(Registrant)

Date: November 14, 2012	By:/s/ Bert E. Downing, Jr.
Bert E. Downing, Jr.
Vice President, Chief Financial Officer,
Corporate Controller and Treasurer