Form 10-K
period 2012-12-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2013-03-14
CIK 55604

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the 1.4 million shares of voting stock held by nonaffiliates of the Registrant, as of June 30, 2012 (the last business day of the Registrant’s most-recently completed second fiscal quarter), was approximately $10.1 million.

Whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 14, 2013, 12,101,932 shares of common stock were outstanding.

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

Keystone Consolidated Industries, Inc. (“KCI”) is a leading domestic producer of steel fabricated wire products, industrial wire and wire rod. We also manufacture wire mesh, coiled rebar, steel bar and other products. Our products are used in the agricultural, industrial, cold drawn, construction, transportation, original equipment manufacturer and retail consumer markets. We are vertically integrated, converting substantially all of our products from billet produced in our steel mini-mill. Historically, our vertical integration has allowed us to benefit from the higher and more stable margins associated with fabricated wire products and wire mesh as compared to wire rod, as well as from lower costs of billet and wire rod as compared to bar manufacturers and wire fabricators that purchase billet and wire rod in the open market. Moreover, we believe our downstream fabricated wire products, wire mesh and industrial wire businesses are better insulated from the effects of wire rod imports as compared to non-integrated wire rod producers.

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

We are the successor to Keystone Steel & Wire Company, which was founded in 1889. At December 31, 2012, Contran Corporation owned approximately 88% of our outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

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

Upon entering the rod mill, the billets are brought to rolling temperature in a reheat furnace and are fed through the rolling mill, where they are rolled into either wire rod or coiled rebar in a variety of diameters, surface characteristics and specifications. After rolling, the wire rod or rebar is coiled and cooled. After cooling, the coiled wire rod or rebar passes through inspection stations for metallurgical, surface and diameter checks. Finished coils are compacted and tied. Coiled rebar is shipped to customers and wire rod is either further processed into industrial wire and fabricated wire products at KSW, shipped to EWP for the production of wire mesh and industrial wire, or shipped to third party wire rod customers.

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

Our manufacturing processes consume large amounts of energy in the form of electricity and natural gas. Electricity in Illinois is not regulated. KSW and Calumet have energy service agreements whereby, on a daily basis for electricity and on a monthly basis for natural gas, we are required to notify the utility providers of the amount of energy we expect to consume during the next respective period. The price we pay for energy is determined when we provide such notification based on the next respective period’s hourly market rate. All other tariff, transmission and utility charges are passed through at cost and the supplier adds a per unit charge for administration and margin. Any difference between our forecasted consumption and actual consumption is billed or credited to our account based on the actual hourly market rates. However, to provide us an opportunity to avoid pricing fluctuations, the contracts allow us, at our discretion, to purchase blocks of energy for future usage at prices negotiated at the time of purchase. We can sell any unused quantities under such contracts at market rates such that our only exposure on fixed price quantities is the difference between the contracted price and the market price.

The electric power supply at our KSW facility is interruptible and we agreed to a maximum of 5 interruption events during the summer season and a minimum interruption period of 4 hours per interruption. We would be compensated for each interruption based on market rates and the difference between our forecasted and actual consumption for the interruption period. We incurred no such interruptions during 2010, 2011 or 2012.

Employment

As of December 31, 2012, we employed 1,087 people as follows:

•	6 at our corporate office;

•	891 at KSW, of which 706 are represented by the Independent Steel Workers’ Alliance (the “ISWA”) under an agreement expiring in May 2015;

•

90 at EWP, of which 64 are represented by Local Union #40, an Affiliate to the International Brotherhood of Teamsters’ Chauffeurs Warehousemen and Helpers of America (the “Teamsters”), under an agreement expiring in November 2014; and

•

100 at Calumet, of which 76 are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USA) AFL-CIO, CLC (the “USW”), under an agreement expiring in February 2016.

We believe our labor relations are good.

Products, Markets and Distribution

The following table sets forth certain information with respect to our product mix in each of the last three years.

	Years Ended December 31,
	2010		2011		2012
Product	Percent of Tons Shipped	Percent of Sales	Percent of Tons Shipped	Percent of Sales	Percent of Tons Shipped	Percent of Sales

Wire rod	65.2%	53.1%	64.2%	54.5%	61.4%	50.2%
Fabricated wire products	12.4	20.9	12.2	18.5	14.4	21.6
Industrial wire	8.9	10.8	9.4	10.9	10.5	12.1
Wire mesh	8.1	9.3	8.4	9.7	8.8	10.6
Bar	4.1	4.9	4.3	5.1	4.0	4.8
Coiled rebar	1.3	1.0	1.5	1.3	0.9	0.7

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Wire Rod. We produce primarily low carbon wire rod and some higher carbon wire rod at KSW’s rod mill. Low carbon wire rod, with carbon content of up to 0.30%, is more easily shaped and formed than higher carbon wire rod and is suitable for a variety of applications where ease of forming and manipulation are primary considerations. High carbon wire rod, with carbon content above 0.30%, is used in applications where strength is a primary consideration. KSW’s high carbon wire rod business represented 17% of its wire rod sales volume during 2012, and we expect our high carbon business to continue to grow during 2013 in order to meet the developing U.S. demand for high carbon steel. During 2012, we used approximately 35% of the wire rod we manufactured to produce our industrial wire, wire mesh and fabricated wire products. The remainder of our wire rod production was sold directly to producers of construction products, fabricated wire products and industrial wire, including products similar to those we manufacture.

Fabricated Wire Products. KSW is the leading U.S. manufacturer of agricultural fencing, barbed wire, stockade panels and a variety of woven wire, fabric and netting for agricultural and industrial applications. We sell these products to agricultural, industrial, consumer do-it-yourself and other end-user markets, which we believe are less cyclical than many steel consuming end-use markets such as the automotive, construction, appliance and machinery manufacturing industries. We serve these markets through distributors, agricultural retailers, building supply centers and consumer do-it-yourself chains such as Tractor Supply Co. and Lowe’s Companies, Inc. We believe our ability to service these customers with a wide range of fabricated wire products through multiple distribution locations provides a competitive advantage. As part of our marketing strategy, we provide category management recommendations based on a data collection and analysis tool we created. We also design merchandise packaging and supportive product literature for marketing many of these products to the retail consumer market.

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

Trademarks

Many of our fencing and related fabricated wire products are marketed under our RedBrand® label, a widely recognized brand name in the agricultural fencing and construction marketplaces for more than 85 years. RedBrand sales represented approximately 80% of our fabricated wire products net sales in 2012. We also maintain other trademarks for various products that are promoted in their respective markets.

Customers

Our customers are primarily located in the Midwestern and Southeastern regions of the United States. Our customers vary considerably by product. We believe our ability to offer a broad range of products represents a competitive advantage in servicing the diverse needs of our customers.

Our segments are not dependent upon a single customer or a few customers, and the loss of any one, or a few, would not have a material adverse effect on our business. No single customer represented 10% or more of our consolidated sales during 2012.

Seasonality

Historically, we have experienced greater sales and profits during the second and third quarters of each year due to the seasonality of sales in principal fabricated wire products and wire mesh markets, including the agricultural and construction markets.

Backlog

Our backlog of unfilled, cancelable customer orders approximated $84.2 million and $45.5 million at December 31, 2011 and 2012, respectively. We do not believe backlog is a significant factor in our business, and we expect all of the backlog at December 31, 2012 will be shipped during 2013.

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

Wire Rod. Since wire rod is a commodity steel product, we believe the wire rod market is more competitive than the fabricated wire products and industrial wire markets, and price is the primary competitive factor. Among our principal domestic competitors in these markets are Gerdau Ameristeel and Rocky Mountain Steel. We also face significant foreign competition. The domestic steel industry continues to experience consolidation. During the last ten years, we and the majority of our major domestic competitors have either filed for protection under Federal bankruptcy laws, discontinued operations, were acquired, or reduced or completely shut-down operations. We believe these shut-downs or production curtailments represent a significant decrease in estimated domestic annual capacity. However, worldwide overcapacity in the steel industry continues to exist and imports of wire rod have become much more substantial in recent years.

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

We record liabilities related to environmental issues when information becomes available and is sufficient to support a reasonable estimate of a range of probable loss. If we are unable to determine that a single amount in an estimated range is more likely, the minimum amount of the range is recorded. At December 31, 2012, the upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.0 million, including our recorded accrual of $.3 million.

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

Our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio, defined in the agreement as earnings before interest, taxes, depreciation, amortization, restructuring costs, pension and OPEB expense or credits, less OPEB payments, divided by the sum of interest expense, tax payments, principal payments on certain debt and certain capital expenditures, of 1.0 if excess availability (as defined) falls below $10.0 million. At December 31, 2012 excess availability was $30.2 million and our fixed charge coverage ratio was 1.2. Current forecasts indicate we will be able to maintain excess availability of at least $10.0 million and a fixed charge coverage ratio of at least 1.0 throughout 2013. However, if future operating results differ materially from our predictions and excess availability falls below $10.0 million, we could violate our fixed charge coverage ratio requirement if the fixed charge coverage ratio at such time is less than 1.0. The credit facility is collateralized by substantially all of our operating assets and failure to comply with the covenants contained in the credit facility could result in the acceleration of the outstanding balance under the facility prior to its stated maturity date. Additionally, our lender can restrict our ability to incur additional secured indebtedness and can declare a default under the credit facility in the event of, among other things, a material adverse change in our business. In the event of an uncured default of our credit facility agreement, we would seek to refinance the facility with a new group of lenders or, if required, we will use other existing liquidity resources (which could include funds provided by our affiliates). However, there is no assurance such financing could be obtained, or if obtained it would not be on terms that would result in higher costs to us (such as a higher interest rate on outstanding borrowings). If we were unable to obtain such financing, our liquidity could be negatively affected.

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

The following table sets forth the location, size and primary product types produced for each of our manufacturing facilities as of December 31, 2012, all of which are owned by us:

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

Our common stock trades on the OTC Market’s OTCQB (Symbol: KYCN).

As of March 7, 2013, we had approximately 1,065 holders of record (based on number of addresses on file) of our common stock at a closing price of $7.50. The following table sets forth the high and low closing per share sales prices for our common stock for the periods indicated:

	High	Low

Year ended December 31, 2011

First quarter	$9.19	$4.70
Second quarter	$9.05	$6.95
Third quarter	$10.89	$7.20
Fourth quarter	$8.00	$6.66

Year ended December 31, 2012

First quarter	$7.95	$6.16
Second quarter	$7.15	$6.25
Third quarter	$7.00	$6.03
Fourth quarter	$6.90	$6.26

First quarter 2013 through March 7, 2013	$7.85	$6.60

Historically, we have not paid cash dividends on our common stock as we have chosen to retain all earnings to fund working capital requirements, capital expenditures and scheduled debt repayments.

Performance Graph – Set forth below is a line graph comparing the change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Steel Index for the period from December 31, 2007 through December 31, 2012. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2007.

	December 31,
	2007	2008	2009	2010	2011	2012

Keystone common stock	$100	$41	$28	$31	$48	$47
S&P 500 Index	100	63	80	92	94	109
S&P 500 Steel Index	100	48	62	71	55	48

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2008	2009	2010	2011	2012
	(In thousands, except per share and per ton amounts)
Statement of Operations Data:
Net sales	$562,693	$322,347	$450,745	$563,985	$547,657
Operating income (loss)	120,635	(11,991)	21,885	51,568	33,898

Defined benefit pension credit (expense)	73,923	(5,887)	4,654	24,388	6,858
OPEB credit	8,474	4,748	5,258	5,799	6,075
Operating income (loss) before pension and OPEB(1)	38,238	(10,852)	11,973	21,381	20,965
Income tax benefit (expense)	(43,742)	3,243	(8,645)	(20,838)	(11,943)
Net income (loss)	$72,528	$(9,424)	$12,014	$30,211	$20,224

Basic and diluted income (loss) per share	$6.29	$(0.78)	$0.99	$2.50	$1.67

Basic and diluted weighted average shares outstanding	11,533	12,102	12,102	12,102	12,102

Other Operating Data:
Shipments (000 tons):
Wire rod	343	257	381	409	382
Fabricated wire products	86	66	73	78	89
Industrial wire	61	34	52	60	66
Wire mesh	54	41	47	53	55
Bar	18	13	24	27	25
Coiled rebar	15	5	7	10	6

Total	577	416	584	637	623

Per-ton selling prices:
Wire rod	$797	$575	$618	$737	$706
Fabricated wire products	1,380	1,373	1,277	1,317	1,298
Industrial wire	1,103	897	915	1,009	994
Wire mesh	1,168	916	878	1,004	1,041
Bar	946	782	888	1,030	1,043
Coiled rebar	841	540	622	742	701
Weighted average of all products in total	957	767	759	868	864

Average per-ton ferrous scrap cost of goods sold	$368	$262	$294	$373	$364

Other Financial Data:
Capital expenditures	$13,298	$9,000	$14,937	$16,479	$14,096
Depreciation and amortization	15,164	13,584	12,062	11,234	11,406

	As of December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Balance Sheet Data:
Working capital	$77,542	$61,054	$70,357	$78,742	$91,403
Property, plant and equipment, net	89,987	85,169	88,009	93,003	93,712
Total assets	271,389	277,075	372,479	327,947	360,829
Total debt	31,630	25,370	28,681	34,614	35,434
Stockholders’ equity	141,300	159,761	206,998	152,128	177,403

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

	Years ended December 31,
	2008	2009	2010	2011	2012
	(In thousands)

Operating income (loss) as reported	$120,635	$(11,991)	$21,885	$51,568	$33,898
Defined benefit pension expense (credit)	(73,923)	5,887	(4,654)	(24,388)	(6,858)
OPEB credit	(8,474)	(4,748)	(5,258)	(5,799)	(6,075)

Operating income (loss) before pension/OPEB	$38,238	$(10,852)	$11,973	$21,381	$20,965

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Business Overview

Recent Developments

Customer demand for fabricated wire products and industrial wire is strong heading into 2013, while customer demand for wire rod is weaker due to customers’ uncertainty regarding ferrous scrap market prices and an increase in lower-priced imports. Based on market share gains during 2012 and our current expectations that the economy will continue to recover at a modest pace, we currently believe 2013 total shipment volumes will be higher than 2012 total shipment volumes.

We implemented selling price changes throughout 2012 as ferrous scrap market prices fluctuated. Although we are currently experiencing pricing pressure from competitors on certain products, we believe we will be able to maintain overall positive margins on our products throughout 2013.

Results of Operations

Our profitability is primarily dependent on sales volume, the margin of per-ton selling prices over per-ton ferrous scrap costs and energy costs.

Operating income before pension and OPEB for 2012 approximated operating results for 2011 primarily due to the net effects of the following factors:

•	increased shipment volumes of higher-margin fabricated wire products as we gained market share and experienced increased demand,

•	lower shipment volumes of lower-margin wire rod due to weakened demand and the influence of imported rods,

•

higher margin between selling prices and raw material costs for mesh and bar products, partially offset by a lower margin for all other product lines due to competitive pressures and customers’ reaction to generally falling scrap prices,

•	increased costs associated with continued efforts to optimize production operations at Calumet,

•	lower utility costs,

•	increased salary and wage expense primarily due to increased headcount,

•	higher healthcare costs,

•	lower insurance costs, and

•	higher incentive compensation expense.

Operating income before pension and OPEB for 2011 was significantly higher than 2010 primarily due to the net effects of the following factors:

•	increased shipment volumes in all product lines as economic conditions continued to improve,

•	a higher margin between selling prices and raw material costs,

•	higher insurance costs, and

•	an increase in accrued incentive compensation expense due to improved profitability.

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

Our consolidated net sales, cost of goods sold, operating costs and operating performance before pension and OPEB by segment are set forth in the following table:

	KSW	EWP	Calumet	Other	Total
	(In thousands)

For the year ended December 31, 2010:

Net sales	$433,729	$41,310	$22,987	$(47,281)	$450,745
Cost of goods sold	(404,464)	(39,254)	(22,028)	47,828	(417,918)

Gross margin	29,265	2,056	959	547	32,827

Selling and administrative expense	(14,154)	(2,418)	(862)	(3,420)	(20,854)

Operating income (loss) before pension/OPEB	$15,111	$(362)	$97	$(2,873)	$11,973

For the year ended December 31, 2011:

Net sales	$544,011	$55,928	$30,905	$(66,859)	$563,985
Cost of goods sold	(505,769)	(51,363)	(29,896)	67,013	(520,015)

Gross margin	38,242	4,565	1,009	154	43,970

Selling and administrative expense	(15,940)	(2,725)	(860)	(3,064)	(22,589)

Operating income before pension/OPEB	$22,302	$1,840	$149	$(2,910)	$21,381

For the year ended December 31, 2012:

Net sales	$520,207	$59,468	$28,543	$(60,561)	$547,657
Cost of goods sold	(479,687)	(53,786)	(30,643)	61,337	(502,779)

Gross margin (loss)	40,520	5,682	(2,100)	776	44,878

Selling and administrative expense	(17,483)	(2,678)	(1,092)	(2,660)	(23,913)

Operating income (loss) before pension/OPEB	$23,037	$3,004	$(3,192)	$(1,884)	$20,965

(1)	Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	2010	% of sales	2011	% of sales	2012	% of sales
	($ in thousands)

Net sales	$433,729	100.0%	$544,011	100.0%	$520,207	100.0%
Cost of goods sold	(404,464)	(93.3)	(505,769)	(93.0)	(479,687)	(92.2)

Gross margin	29,265	6.7	38,242	7.0	40,520	7.8

Selling and administrative	(14,154)	(3.3)	(15,940)	(2.9)	(17,483)	(3.4)

Operating income before pension/OPEB	$15,111	3.4%	$22,302	4.1%	$23,037	4.4%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	2010	2011	2012
Sales volume (000 tons):
Wire rod	429	470	444
Fabricated wire products	73	78	89
Industrial wire	52	57	63
Billet	45	50	41
Coiled rebar	7	10	6

Total	606	665	643

Per-ton selling prices:
Wire rod	$620	$735	$705
Fabricated wire products	1,277	1,317	1,298
Industrial wire	915	1,016	999
Billet	452	541	518
Coiled rebar	622	742	701
Weighted average of all products	712	813	804

Average per-ton ferrous scrap cost of goods sold	$294	$373	$364

Average electricity cost per kilowatt hour	$0.04	$0.04	$0.03

Kilowatt hours consumed (000 hours)	478,641	522,562	513,877

Average natural gas cost per therm	$0.50	$0.47	$0.34

Natural gas therms consumed (000 therms)	18,134	18,358	18,142

KSW’s operating income before pension and OPEB for 2012 was higher than 2011 primarily due to the net effects of the following factors:

•	increased shipment volumes of higher-margin fabricated wire products as we gained market share and experienced increased demand,

•	lower shipment volumes of lower-margin wire rod due to weakened demand and the influence of imported rods,

•	lower margin on all product lines due to competitive pressures and customers’ reaction to generally falling scrap prices,

•	lower utility costs,

•	increased salary and wage expense primarily due to increased headcount,

•	higher healthcare costs,

•	lower insurance costs, and

•	higher incentive compensation expense.

Operating income before pension and OPEB for 2011 was significantly higher than 2010 primarily due to the net effects of the following factors:

•	increased shipment volumes in all product lines as economic conditions continued to improve,

•	a higher margin between selling prices and raw material costs,

•	higher insurance costs, and

•	an increase in accrued incentive compensation expense due to improved profitability.

Engineered Wire Products, Inc.

	2010	% of sales	2011	% of sales	2012	% of sales
	($ in thousands)

Net sales	$41,310	100.0%	$55,928	100.0%	$59,468	100.0%
Cost of goods sold	(39,254)	(95.0)	(51,363)	(91.8)	(53,786)	(90.4)

Gross margin	2,056	5.0	4,565	8.2	5,682	9.6

Selling and administrative	(2,418)	(5.9)	(2,725)	(4.9)	(2,678)	(4.5)

Operating income (loss) before pension/OPEB	$(362)	(0.9)%	$1,840	3.3%	$3,004	5.1%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	2010	2011	2012

Sales volume (000 tons):
Wire mesh	47	53	55
Industrial wire	—	3	3

Total	47	56	58

Per-ton selling prices:
Wire mesh	$878	$1,004	$1,041
Industrial wire	—	853	893
All products	878	996	1,034

Average per-ton wire rod cost of goods sold	$634	$722	$722

EWP’s operating income before pension and OPEB for 2012 was higher than 2011 primarily due to a higher margin between selling prices and raw material costs.

EWP’s gross margin during 2011 as compared to 2010 was also impacted by lower salaries due to a decrease in salaried manufacturing employees and depreciation expense. EWP’s selling and administrative expenses during 2011 were higher than 2010 primarily due to increased insurance costs.

Keystone–Calumet, Inc.

	2010	% of sales	2011	% of sales	2012	% of sales
	($ in thousands)

Net sales	$22,987	100.0%	$30,905	100.0%	$28,543	100.0%
Cost of goods sold	(22,028)	(95.8)	(29,896)	(96.7)	(30,643)	(107.4)

Gross margin (loss)	959	4.2	1,009	3.3	(2,100)	(7.4)

Selling and administrative	(862)	(3.8)	(860)	(2.8)	(1,092)	(3.8)

Operating income (loss) before pension/OPEB	$97	0.4%	$149	0.5%	$(3,192)	(11.2)%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	2010	2011	2012

Sales volume(000 tons) – Bar	24	27	25

Per-ton selling prices – Bar	$888	$1,030	$1,043

Average per-ton billet cost of goods sold	$507	$588	$586

Throughout 2011 and 2012, Calumet experienced significant production inefficiencies associated with equipment malfunctions including continued

performance problems related to new equipment installed during the first quarter of 2011. Due to these production inefficiencies, Calumet struggled to meet customer order deadlines on a consistent basis, resulting in lower than expected sales volume. Sales volume for 2012 decreased 9.0% from 2011. Additionally, sales volume for 2011 increased only slightly despite changing the mill to a two shift operation during 2011 as compared to operating the mill on one shift during 2010.

During 2012, Calumet contracted with an engineering firm to develop and implement specific production designs to remedy Calumet’s recurring production issues. In connection with the implementation of the new production designs, Calumet incurred additional costs for the related rolls and guides as well as incurred production interruptions. During the fourth quarter of 2012 Calumet began experiencing improved productivity. As Calumet’s labor force gains experience with these improved designs, we believe the mill will operate more efficiently, thereby allowing more consistent on-time delivery of customer orders as well as reduction of future conversion costs.

During 2012, certain Calumet management employees were terminated resulting in severance and related costs of $.4 million.

Pension Credits and Expense

During 2010, 2011 and 2012 we recorded a defined benefit pension credit of $4.7 million, $24.4 million and $6.9 million, respectively. The increase in our pension credit from 2010 to 2011 was primarily due to an increase in our pension plans’ assets of $86 million during 2010. The decrease in our pension credit from 2011 to 2012 was primarily due to a $45 million decrease in our pension plans’ assets and a 101 basis point reduction in the applicable discount rate for our pension liabilities during 2011. Fluctuations in plan assets impact the subsequent year’s defined benefit pension credit or expense by (i) changing the expected return on plan assets as the plan assets multiplied by the assumed long-term rate of return is higher or lower than the prior year and (ii) changing the amortization of unrealized net gains or losses as any differences between the expected return on plan assets and the actual return on plan assets are deferred and amortized into income over future periods. A reduction in the assumed discount rate results in an actuarial loss which is deferred and amortized into income over future periods.

Our pension plans’ assets increased by approximately $50 million during 2012 and we currently expect to record a defined benefit pension credit of $14.8 million during 2013. See Note 6 to our Consolidated Financial Statements.

OPEB Credits

We recorded an OPEB credit of $5.3 million during 2010, $5.8 million during 2011 and $6.1 million during 2012. We currently expect to record a $6.7 million OPEB credit during 2013. The increases in our OPEB credit from 2010 through our expected 2013 credit were primarily the result of decreases in the discount rate for our OPEB liabilities. See Note 6 to our Consolidated Financial Statements.

Interest Expense

Interest expense during 2010, 2011 and 2012 as well as the primary drivers of interest expense are presented in the following table.

	2010	2011	2012
	($ in thousands)

Interest expense	$1,863	$1,218	$1,213

Average balance of total debt	$37,897	$40,952	$39,564
Average balance of revolver	28,662	39,992	38,557

Weighted average interest rate	4.1%	2.7%	2.8%

The increase in the average balance of our revolver during 2011 was primarily due to increased production schedules over 2010. Production during 2012 was fairly consistent with 2011 production levels.

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

	Margins on prime	Margins on LIBOR

October 2009 – August 2010	1% or 1.25%	2.75% or 3%

August 2010 – December 2012	0.25% to 0.5%	2% to 2.25%

Provision for Income Taxes

A tabular reconciliation of the difference between the U.S. Federal statutory income tax rate and our effective income tax rates is included in Note 5 to our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

Operating Activities

During 2012, net cash provided by operations totaled $12.2 million as compared to net cash provided by operations of $10.3 million during 2011. The $1.9 million increase in cash provided by operating activities was primarily due to the net effects of:

•

more cash provided as a result of relative changes in our accounts receivable in 2012 of $24.4 million as we collected accounts receivable for significant sales volume at the end of 2011 and as 2012 sales volume was more concentrated within the year as compared to a higher concentration of sales volume at the end of 2011;

•

less net cash used as a result of relative changes in our inventory in 2012 of $6.1 million primarily due to a decrease in ferrous scrap costs during 2012 as compared to a significant increase in ferrous scrap costs during 2011;

•

more cash used as a result of relative changes in our accounts payable in 2012 of $13.6 million as we paid for significant purchases of ferrous scrap that related to the inventory build at the end of 2011;

•

more cash used as a result of relative changes in our accrued liabilities in 2012 of $8.0 million as we paid for significant purchases of utilities that related to the inventory build at the end of 2011 and incentive compensation accrued during 2011 which was significantly higher than the incentive compensation accrued during 2010 and paid for during 2011; and

•	higher taxes paid during 2012 of $6.7 million primarily due to the final payment of taxes on 2011 earnings, which were higher than final 2010 taxes paid during 2011 due to increased profitability.

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

•

higher net cash provided as a result of relative changes in our accounts payable in 2011 of $6.5 million due to increased production schedules at the end of 2011 as compared to 2010 as well as more favorable payment terms on raw materials and utilities;

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

Investing Activities

During 2010, 2011 and 2012 we had capital expenditures of approximately $14.9 million, $16.5 million and $14.1 million, respectively. The higher capital expenditures in 2011 primarily related to upgrades of production equipment at KSW and Calumet.

Financing Activities

We increased borrowings on our revolving credit facility during 2012 by only $0.8 million as compared to increasing borrowings by $5.9 million during 2011. The decreased borrowings during 2012 were primarily due to more cash provided by operations and lower capital expenditures.

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

Future Cash Requirements

Capital Expenditures

Capital expenditures for 2013 are expected to be approximately $20 million primarily consisting of machinery needed to expand our high-carbon steel business, environmental projects and upgrades of production equipment. We expect to fund capital expenditures using cash flows from operations and borrowing availability under our revolving credit facility.

Summary of Debt and Other Contractual Commitments

As more fully described in Notes 4 and 7 to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. The following table summarizes such contractual commitments that are unconditional both in terms of timing and amount by the type and date of payment:

	Payment due date
Contractual commitment	2013	2014/2015	2016/2017	2018 and after	Total
	(In thousands)

Principal payments on debt obligations	$34,403	$1,100	$—	$—	$35,503
Operating leases	859	1,130	225	—	2,214
Product supply agreements	2,299	4,598	3,696	5,589	16,182

Total	$37,561	$6,828	$3,921	$5,589	$53,899

The timing and amounts shown in the above table are based upon the contractual payment amount and the contractual payment date for such commitments with the exception of our revolving credit facility. As our revolving credit facility requires our daily cash receipts be used to reduce the outstanding borrowings under the facility, we have presented the payment of the revolving credit facility balance as of December 31, 2012, as being due during 2013 as opposed to its maturity date in 2015. Additionally, due to the short-term nature of the assumed 2013 payment of our revolving credit facility balance and as our other debt obligations are non-interest bearing, we have not included amounts for interest in the table above. Note that our revolving credit facility bears interest at prime plus a margin ranging from 0.25% to 0.5%, for prime-based borrowings, or LIBOR plus a margin ranging from 2.00% to 2.25%, for LIBOR-based borrowings (the weighted average interest rate was 2.8% at December 31, 2012).

The above table does not reflect any amounts that we might pay to fund our defined benefit pension plans and OPEB plans as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future census data. We currently do not expect to make any payments to our pension plans during 2013 and we expect to contribute $1.2 million to our OPEB plan during 2013.

Off-balance Sheet Financing

We do not have any off-balance sheet financing agreements other than the operating leases included in the table above. See Note 7 to our Consolidated Financial Statements.

Environmental Obligations

At December 31, 2012, our financial statements reflected accrued liabilities of $.3 million for estimated remediation costs for those environmental matters which we believe are probable and reasonably estimable; $.2 million of which we believe will be paid during 2013. Although we have established an accrual for estimated future required environmental remediation costs, we do not know the ultimate cost of remedial measures that might eventually be required by environmental authorities and additional environmental hazards, requiring further remedial expenditures, might be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts accrued. The upper end of the range of reasonably possible costs to us for sites where we have been named a defendant is approximately $2.0 million, including the $.3 million currently accrued. See Note 7 to our Consolidated Financial Statements for discussions of our environmental liabilities.

Pension and Other Postretirement Obligations

We were not required to make any cash contributions to our defined benefit pension plans during 2010, 2011 or 2012 and we currently do not expect to be required to make cash contributions during 2013. However, we contributed $1.3 million in 2010, $1.1 million in 2011 and $1.3 million in 2012 to our other postretirement benefit plans and we currently expect to contribute $1.2 million during 2013. As allowed under certain of our benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2010, 2011, 2012 and 2013 benefit payments due under one of our OPEB plans. If we had not exercised such rights for 2013, our expected OPEB contributions would be $2.9 million higher. We have the ability to decide whether or not to exercise such rights on a year-by-year basis. Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and other postretirement benefit funding requirements in future periods. See Note 6 to our Consolidated Financial Statements.

Working Capital and Borrowing Availability

	December 31,
	2011	2012
	(In thousands)

Working capital	$78,742	$91,403
Outstanding balance under revolving credit facility	33,630	34,403

Additional borrowing availability	30,939	30,173

The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($4.6 million at December 31, 2012). Our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio, defined in the agreement as earnings before interest, taxes, depreciation, amortization, restructuring costs, pension and OPEB expense or credits, less OPEB payments, divided by the sum of interest expense, tax payments, principal payments on certain debt and certain capital expenditures, of 1.0 if excess availability falls below $10.0 million. At December 31, 2012 our fixed charge coverage ratio was 1.2 and as disclosed above excess availability was $30.2 million. Current forecasts indicate we will maintain excess availability of at least $10.0 million and a fixed charge coverage ratio of at least 1.0 throughout 2013.

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

We assess property and equipment for impairment only when circumstances as specified in ASC 360-10-35, Property, Plant, and Equipment, indicate an impairment may exist. As a result of current operating losses at Calumet, we evaluated the recoverability of Calumet’s long-lived assets during the fourth quarter of 2012. We determined the undiscounted cash flows exceed the current net asset value and therefore Calumet’s long-lived assets are not impaired. However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 53% below our expectations), we could conclude an impairment was present. At December 31, 2012 the net asset carrying value of Calumet’s long-lived assets was $6.9 million. No other long-lived assets in our other business units were tested for impairment during 2012 because there were no circumstances indicating an impairment might exist.

Income taxes. We record a valuation allowance to reduce our gross deferred income tax assets to the amount believed to be realized under the more-likely-than-not recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income or loss in the period such change in estimate was made. We believe the realization of our gross deferred income tax assets meet the more-likely-than-not realizability test at December 31, 2012.

We record a reserve for uncertain tax positions for each tax position where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. Our reserve for uncertain tax positions was nil for each of 2010, 2011 and 2012.

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

Assumptions on defined benefit pension plans. Under defined benefit pension plan accounting, we recognize defined benefit pension plan expense or credit and pension assets or liabilities based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. We recognize the full funded status of our defined benefit pension plans as either an asset (for overfunded plans) or a liability (for underfunded plans) in our Consolidated Balance Sheet. At December 31, 2012 our defined benefit pension plan for inactive employees was overfunded by $103.0 million while our defined benefit pension plan for active employees was underfunded by $27.9 million.

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

We used the following discount rates for our defined benefit pension plans during the last three years:

Discount rates used for:
Obligations at December 31, 2010 and expense in 2011	Obligations at December 31, 2011 and expense in 2012	Obligations at December 31, 2012 and expense in 2013

5.0%	4.0%	3.5%

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

Substantially all of our plans’ assets are invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran, to permit the collective investment by certain master trusts that fund certain employee benefit plans sponsored by Contran and certain of its affiliates. Mr. Harold C. Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT. The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 25-year history of the CMRT through December 31, 2012, the average annual rate of return of the CMRT has been 14%.

The CMRT’s weighted average asset allocations by asset category were as follows:

	December 31,
	2011	2012

Equity securities and limited partnerships	85%	53%
Fixed income securities	14	11
Other, primarily cash	1	36

Total	100%	100%

The increase in the relative portion of the CMRT invested in cash and other assets at December 31, 2012 is the result of the CMRT’s December 2012 disposition of its shares of Titanium Metals Corporation common stock, which generated aggregate proceeds to the CMRT of $254.7 million (or approximately 35% of the CMRT’s total asset value at December 31, 2012), and which funds were invested in a cash equivalent at the end of 2012. Subsequently in January 2013, the CMRT redeployed such proceeds into other investments.

We regularly review our actual asset allocation for our defined benefit pension plans, and will periodically rebalance the investments in the plans to more accurately reflect the targeted allocation when considered appropriate.

For 2010, 2011 and 2012, the assumed long-term rate of return utilized for plan assets invested in the CMRT was 10%. We currently expect to utilize the same long-term rate of return on plan assets assumption in 2013. In determining the appropriateness of such long-term rate of return assumption, we considered the historical rate of return for the CMRT, the current and projected asset mix of the CMRT, the investment objectives of the CMRT’s managers and the advice of our third-party actuaries.

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

Defined benefit pension expense or credit and the amounts recognized as pension assets or liabilities are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. During 2010, 2011 and 2012 we recorded a defined benefit pension credit of $4.7 million, $24.4 million and $6.9 million, respectively. The increase in our pension credit from 2010 to 2011 was primarily due to an increase in our plans’ assets of $86 million during 2010. The decrease in our pension credit from 2011 to 2012 was primarily due to a $45 million decrease in our pension plans’ assets and a 101 basis point reduction in the applicable discount rate during 2011. Fluctuations in plan assets impact the subsequent year’s defined benefit pension credit or expense by (i) changing the expected return on plan assets as the plan assets multiplied by the assumed long-term rate of return is higher or lower than the prior year and (ii) changing the amortization of unrealized net gains or losses as any differences between the expected return on plan assets and the actual return on plan assets are deferred and amortized into income over future periods. A reduction in the assumed discount rate results in an actuarial loss which is deferred and amortized into income over future periods.

The amount of funding requirements for our defined benefit pension plans is based upon applicable regulations, and will generally differ from pension expense or credit recognized under GAAP. No contributions were required to be made to our defined benefit pension plans during the past three years and we expect that no cash contributions to our pension plans will be required during 2013.

We currently expect to record a defined benefit pension credit during 2013 of $14.8 million. If we had lowered the assumed discount rate by 25 basis points as of December 31, 2012, our projected and accumulated benefit obligations would have increased by approximately $14.0 million and $13.4 million, respectively at that date, and the expected defined benefit pension credit for 2013 would have decreased by approximately $.6 million. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points, the expected defined benefit pension credit for 2013 would have decreased by approximately $1.3 million.

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

We recognized a consolidated OPEB credit of $5.3 million during 2010, $5.8 million during 2011 and $6.1 million during 2012. We currently expect to record a $6.7 million OPEB credit during 2013. If we had lowered the assumed discount rate by 25 basis points for all of our OPEB plans as of December 31, 2012, our aggregate accumulated OPEB obligations would have increased by approximately $1.6 million at that date, and our expected OPEB credit for 2013 would have decreased by $56,000.

Similar to defined benefit pension contributions, the amount of required contributions for our OPEB plans will differ from the expense or credit recognized for financial reporting purposes. We contributed $1.3 million in 2010, $1.1 million in 2011 and $1.3 million in 2012 to our other postretirement benefit plans and we expect to contribute $1.2 million during 2013. As allowed under certain of our benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2010, 2011, 2012 and 2013 benefit payments due under one of our OPEB plans. If we had not exercised such rights for 2013, our expected OPEB contributions would be $2.9 million higher. We have the ability to decide whether or not to exercise such rights on a year-by-year basis. See Note 6 to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk relates primarily to changes in interest rates related to variable-rate indebtedness. The following table presents principal amounts, interest rates and fair value for our outstanding variable-rate indebtedness at December 31, 2011 and 2012. See Note 4 to our Consolidated Financial Statements.

	Amount
	Carrying value	Fair value	Interest rate	Maturity date
	(In thousands)

December 31, 2012	$34,403	$34,403	2.8%	2015

December 31, 2011	$33,630	$33,630	2.8%	2015

Substantially all of our debt outstanding at December 31, 2012 is at variable interest rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of December 31, 2012 the analysis indicated that such rate movements would not have a material effect on our financial results from operations or cash flows. However, actual gains or losses in the future may differ materially from our analysis based on changes in the timing and amount of interest rate movement.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, our Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2012. Based upon their evaluation, these executive officers have concluded our disclosure controls and procedures were effective as of December 31, 2012.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2012. Pursuant to the regulations of the SEC, our independent registered public accounting firm is not required to, and did not, audit our internal control over financial reporting as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our evaluation of the effectiveness of our internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Certifications

Our chief executive officer and chief financial officer are required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2012 as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

Included as exhibits are the items listed in the Exhibit Index. We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1740, Dallas, Texas 75240. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2012.

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

4.6

Amendment No. 5 to Loan and Security Agreement dated as of May 19, 2011 by and between the Registrant and Wells Fargo Capital Finance, LLC. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Form S-1 dated May 19, 2011).

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

10.7**	Amended and Restated Tax Sharing Agreement between the Registrant and Contran Corporation dated December 1, 2012.

Exhibit No.	Exhibit Item

14.1	Amended Code of Business Conduct and Ethics dated March 15, 2012. (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).

21.1**	Subsidiaries of the Company

31.1**	Certification

31.2**	Certification

32.1**	Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract, compensatory plan or agreement.
**	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and dated March 14, 2013, thereunto duly authorized.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.
(Registrant)

/s/ DAVID L. CHEEK
David L. Cheek
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below and dated as of March 14, 2013 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ THOMAS E. BARRY	/s/ STEVEN L. WATSON
Thomas E. Barry Director	Steven L. Watson Director

/s/ KEITH R. COOGAN	/s/ DONALD P. ZIMA
Keith R. Coogan Director	Donald P. Zima Director

/s/ DAVID L. CHEEK	/s/ BERT E. DOWNING, JR.
David L. Cheek Chief Executive Officer	Bert E. Downing, Jr. Vice President, Chief Financial Officer, Corporate Controller and Treasurer (Principal Accounting and Financial Officer)

KEYSTONE CONSOLIDATED INDUSTRIES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Items 8, 15(a) and 15(c)

We omitted Schedules I, II, III and IV because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Keystone Consolidated Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Keystone Consolidated Industries, Inc. and its subsidiaries at December 31, 2011 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Dallas, TX

March 14, 2013

F-2

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2011	2012
ASSETS

Current assets:
Accounts receivable, net of allowances of $173 and $231	$58,976	$46,852
Inventories	88,567	100,449
Deferred income taxes	12,194	12,840
Income taxes receivable from Contran	—	670
Income taxes receivable from tax authorities	—	58
Prepaid expenses and other	2,033	1,911

Total current assets	161,770	162,780

Property, plant and equipment:
Land	1,468	1,468
Buildings and improvements	64,959	62,548
Machinery and equipment	348,789	324,623
Construction in progress	5,607	3,073

	420,823	391,712
Less accumulated depreciation	327,820	298,000

Net property, plant and equipment	93,003	93,712

Other assets:
Pension asset	71,719	102,962
Other, net	1,455	1,375

Total other assets	73,174	104,337

Total assets	$327,947	$360,829

F–3

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share data)

	December 31,
	2011	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$33,631	$34,403
Accounts payable	14,334	8,424
Accrued OPEB cost	1,220	1,194
Income taxes payable to Contran	3,769	—
Income taxes payable to tax authorities	713	—
Other accrued liabilities	29,361	27,356

Total current liabilities	83,028	71,377

Noncurrent liabilities:
Long-term debt	983	1,031
Accrued pension cost	21,664	27,862
Accrued OPEB cost	50,470	53,040
Deferred income taxes	17,783	27,707
Other	1,891	2,409

Total noncurrent liabilities	92,791	112,049

Stockholders’ equity:
Common stock $.01 par value; 20,000,000 shares authorized, 12,101,932 shares issued and outstanding	121	121
Additional paid-in capital	99,024	99,024
Accumulated other comprehensive loss	(182,093)	(177,042)
Retained earnings	235,076	255,300

Total stockholders’ equity	152,128	177,403

Total liabilities and stockholders’ equity	$327,947	$360,829

Commitments and contingencies (Note 7).

See accompanying Notes to Consolidated Financial Statements.

F–4

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2010	2011	2012

Net sales	$450,745	$563,985	$547,657
Cost of goods sold	(417,918)	(520,015)	(502,779)

Gross margin	32,827	43,970	44,878

Other operating income (expense):
Selling expense	(6,758)	(7,351)	(8,093)
General and administrative expense	(14,096)	(15,238)	(15,820)
Defined benefit pension credit	4,654	24,388	6,858
Other postretirement benefit credit	5,258	5,799	6,075

Total other operating income (expense)	(10,942)	7,598	(10,980)

Operating income	21,885	51,568	33,898

Nonoperating income (expense):
Interest expense	(1,863)	(1,218)	(1,213)
Other, net	637	699	(518)

Total nonoperating expense	(1,226)	(519)	(1,731)

Income before income taxes	20,659	51,049	32,167

Income tax expense	(8,645)	(20,838)	(11,943)

Net income	$12,014	$30,211	$20,224

Basic and diluted income per share	$0.99	$2.50	$1.67

Basic and diluted weighted average shares outstanding	12,102	12,102	12,102

See accompanying Notes to Consolidated Financial Statements.

F–5

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2010	2011	2012

Net income	$12,014	$30,211	$20,224

Other comprehensive income (loss), net of tax:
Defined benefit pension plans	41,656	(75,807)	12,821
Other postretirement benefit plans	(6,433)	(8,979)	(7,770)

Total other comprehensive income (loss), net	35,223	(84,786)	5,051

Comprehensive income (loss)	$47,237	$(54,575)	$25,275

See accompanying Notes to Consolidated Financial Statements.

F–6

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2010, 2011 and 2012

(In thousands)

	Common stock		Additional	Accumulated other comprehensive income (loss)
	Shares outstanding	Amount	paid-in capital	Pensions	OPEB	Retained earnings	Treasury stock	Total
Balance – December 31, 2009	12,102	$125	$100,111	$(158,401)	$25,871	$192,851	$(796)	$159,761

Net income	—	—	—	—	—	12,014	—	12,014

Other comprehensive income (loss), net	—	—	—	41,656	(6,433)	—	—	35,223

Balance – December 31, 2010	12,102	125	100,111	(116,745)	19,438	204,865	(796)	206,998

Net income	—	—	—	—	—	30,211	—	30,211

Retirement of treasury stock	—	(4)	(1,248)	—	—	—	796	(456)

Other comprehensive income (loss), net	—	—	—	(75,807)	(8,979)	—	—	(84,786)

Other, net	—	—	161	—	—	—	—	161

Balance – December 31, 2011	12,102	121	99,024	(192,552)	10,459	235,076	—	152,128

Net income	—	—	—	—	—	20,224	—	20,224

Other comprehensive income (loss), net	—	—	—	12,821	(7,770)	—	—	5,051

Balance – December 31, 2012	12,102	$121	$99,024	$(179,731)	$2,689	$255,300	$—	$177,403

See accompanying Notes to Consolidated Financial Statements.

F–7

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2010	2011	2012

Cash flows from operating activities:
Net income	$12,014	$30,211	$20,224
Depreciation	12,062	11,234	11,406
Deferred income taxes	6,553	10,476	6,045
Defined benefit pension credit	(4,654)	(24,388)	(6,858)
OPEB credit	(5,258)	(5,799)	(6,075)
OPEB payments	(1,303)	(1,139)	(1,284)
Other, net	148	502	1,073
Change in assets and liabilities:
Accounts receivable	(5,575)	(12,407)	11,984
Inventories	(10,051)	(17,966)	(11,882)
Accounts payable	1,117	7,640	(5,910)
Accrued liabilities	3,553	6,502	(1,487)
Income taxes payable to or receivable from Contran	—	3,769	(4,439)
Income taxes payable to or receivable from tax authorities	2,177	2,742	(771)
Other, net	1,152	(1,114)	130

Net cash provided by operating activities	11,935	10,263	12,156

Cash flows from investing activities:
Capital expenditures	(14,937)	(16,479)	(14,096)
Other, net	109	75	61

Net cash used in investing activities	(14,828)	(16,404)	(14,035)

Cash flows from financing activities:
Revolving credit facility, net	15,194	5,890	773
Principal payments on other notes payable and long-term debt	(11,927)	(4)	(1)
Other, net	(374)	255	1,107

Net cash provided by financing activities	2,893	6,141	1,879

F–8

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2010	2011	2012
Cash and cash equivalents:
Net change from operations, investing and financing activities	—	—	—

Balance at beginning of year	—	—	—

Balance at end of year	$—	$—	$—

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$1,631	$1,088	$1,083
Income taxes paid (refunded), net	(85)	4,411	11,107

See accompanying Notes to Consolidated Financial Statements.

F–9

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Organization. We are majority owned by Contran Corporation (“Contran”), which owned approximately 88% of our outstanding common stock at December 31, 2012. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

Basis of Presentation. Our Consolidated Financial Statements include the accounts of Keystone and our majority-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

Our fiscal year is either 52 or 53 weeks and ends on the Sunday closest to December 31 of each year. 2010 was a 53-week year while 2011 and 2012 were each 52-week years.

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

F–10

Accounts receivable. We provide an allowance for doubtful accounts for known and estimated potential losses arising from our sales to customers based on a periodic review of these accounts.

Inventories and cost of sales. We state inventories at lower of cost or market net of allowance for obsolete and slow-moving inventories. We generally base inventory costs for all inventory categories on the first-in, first-out method or an average cost that approximates the first-in, first-out method. Inventories include the costs for raw materials and the costs to manufacture raw materials into finished goods. Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, inbound and outbound shipping and handling, and salaries and benefits associated with our manufacturing process. We allocate fixed manufacturing overhead based on normal production capacity. Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred. As inventory is sold to third parties, we recognize the cost of sales in the same period the sale occurs. We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

Property, plant and equipment and depreciation expense. Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is computed using principally the straight-line method over the estimated useful lives of 10 to 30 years for buildings and improvements and three to 15 years for machinery and equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Depreciation expense for financial reporting purposes was $12.1 million, $11.2 million and $11.4 million during 2010, 2011 and 2012, respectively. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

We expense expenditures for maintenance, repairs and minor renewals as incurred, including planned major maintenance. We capitalize expenditures for major improvements. We capitalize interest costs related to major long-term capital projects and renewals as a component of construction costs. We did not capitalize any material interest costs in 2010, 2011 or 2012.

We perform impairment tests when events or changes in circumstances indicate the carrying value of our property, plant and equipment may not be recoverable. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s net carrying value to determine if an impairment exists.

F–11

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

Environmental liabilities. We record liabilities related to environmental remediation when estimated future expenditures are probable and reasonably estimable. If we are unable to determine that a single amount in an estimated range of probable future expenditures is more likely, we record the minimum amount of the range. Such accruals are adjusted as further information becomes available or circumstances change. We do not discount costs of future expenditures for environmental remediation obligations to their present value due to the uncertain timeframe of payout. We expense any legal costs related to environmental remediation as incurred. We record recoveries of environmental remediation costs from other parties as assets when their receipt is deemed probable. We did not have any such assets recorded at December 31, 2011 or 2012. See Note 7.

Income taxes. In August 2011, we became a member of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”) pursuant to Contran’s purchase of additional shares of our common stock which resulted in Contran’s ownership interest increasing to more than 80%. See Note 10. We also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are a party to a tax sharing agreement with Contran which provides that, beginning in August 2011, we compute our tax provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to, or receive payments from, Contran in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group for all periods after August 2011. We made net payments to Contran for income taxes of $.2 million and $9.4 million in 2011 and 2012, respectively.

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

F–12

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. Our reserve for uncertain tax positions was nil in each of 2010, 2011 and 2012.

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

Selling, general and administrative expenses. Selling, general and administrative expenses include costs related to marketing, sales, distribution, environmental costs and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Advertising costs, expensed as incurred, were $1.4 million, $1.8 million and $1.4 million in 2010, 2011 and 2012, respectively.

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

F–13

The accounting policies of our segments are the same as those described in the summary of significant accounting policies except that no defined benefit pension or OPEB expense or credits are recognized and the elimination of intercompany profit or loss on ending inventory balances is not allocated to each segment.

	Years ended December 31,
	2010	2011	2012
	(In thousands)

Net sales:
KSW	$433,729	$544,011	$520,207
EWP	41,310	55,928	59,468
Calumet	22,987	30,905	28,543
Elimination of intersegment sales	(47,281)	(66,859)	(60,561)

Total net sales	$450,745	$563,985	$547,657

Operating income (loss):
KSW	$15,111	$22,302	$23,037
EWP	(362)	1,840	3,004
Calumet	97	149	(3,192)
Defined benefit pension credit	4,654	24,388	6,858
OPEB credit	5,258	5,799	6,075
Other(1)	(2,873)	(2,910)	(1,884)

Total operating income	21,885	51,568	33,898

Nonoperating income (expense):
Interest expense	(1,863)	(1,218)	(1,213)
Other, net	637	699	(518)

Income before income taxes	$20,659	$51,049	$32,167

(1)	Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Substantially all of our assets are located in the United States. Segment assets are comprised of all assets attributable to each reportable operating segment. Corporate assets consist principally of the pension asset, deferred tax assets and corporate property, plant and equipment.

F–14

	December 31,
	2010	2011	2012
	(In thousands)

Total assets:
KSW	$165,350	$192,270	$193,148
EWP	23,757	28,069	31,536
Calumet	14,820	18,865	15,904
Corporate	168,552	88,743	120,241

Total	$372,479	$327,947	$360,829

	Years ended December 31,
	2010	2011	2012
	(In thousands)

Depreciation:
KSW	$9,874	$9,160	$9,364
EWP	1,593	1,397	1,271
Calumet	481	576	702
Corporate	114	101	69

Total	$12,062	$11,234	$11,406

Capital expenditures:
KSW	$13,456	$14,720	$12,311
EWP	528	289	648
Calumet	953	1,470	1,137

Total	$14,937	$16,479	$14,096

Most of our products are distributed in the Midwestern and Southeastern regions of the United States. Information concerning geographic concentration of net sales based on location of customer is as follows:

	Years ended December 31,
	2010	2011	2012
	(In thousands)

United States	$446,972	$559,510	$542,000
Canada	2,982	3,669	5,075
Other	791	806	582

Total	$450,745	$563,985	$547,657

F–15

Note 3 – Inventories, net:

	December 31,
	2011	2012
	(In thousands)

Raw materials	$6,995	$5,375
Billet	12,702	7,180
Wire rod	10,142	19,577
Work in process	6,771	6,523
Finished product	26,241	30,912
Supplies	25,716	30,882

Total	$88,567	$100,449

Note 4 – Notes payable and long-term debt:

	December 31,
	2011	2012
	(In thousands)

Wells Fargo revolving credit facility	$33,630	$34,403
Other	984	1,031

Total debt	34,614	35,434
Less current maturities	33,631	34,403

Total long-term debt	$983	$1,031

Our revolving credit facility with Wells Fargo, as amended, provides for borrowings up to $70 million and matures on August 17, 2015. Outstanding borrowings bear interest at prime plus a margin ranging from 0.25% to 0.5%, for prime-based borrowings, or LIBOR plus a margin ranging from 2.00% to 2.25%, for LIBOR-based borrowings. The weighted average interest rate on the revolving credit facility was 2.8% at both December 31, 2011 and 2012 and the weighted average interest rate for the year ended December 31, 2012 was 2.8%.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit. At December 31, 2012, letters of credit for $4.6 million were outstanding and excess availability under the Wells Fargo Facility was $30.2 million. In the event our excess availability falls below $10.0 million the facility agreement imposes certain limitations on our ability to pay dividends or repurchase our common stock and requires us to maintain a minimum fixed charge coverage ratio, defined in the agreement as earnings before interest, taxes, depreciation, amortization, restructuring costs, pension and OPEB expense or credits, less OPEB payments, divided by the sum of interest expense, tax payments, principal payments on certain debt and certain capital expenditures, of 1.0. As of December 31, 2012 our fixed charge coverage ratio was 1.2.

F–16

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

The Wells Fargo Facility requires our daily net cash receipts be used to reduce the outstanding borrowings, which results in us maintaining zero cash balances so long as there is an outstanding balance under this facility. Accordingly, any outstanding balances under the Wells Fargo Facility are always classified as a current liability, regardless of the maturity date of the facility. In the aggregate future maturities of debt table below we have presented the payment of the revolving credit facility balance as of December 31, 2012, as being due during 2013 as opposed to its maturity date in 2015.

The aggregate future maturities of debt at December 31, 2012 are shown in the following table.

Year ending December 31,	Amount
(In thousands)

2013	$34,403
2014	1,100

Total	$35,503

F–17

Note 5 – Income taxes:

Summarized below are (i) the differences between the provision for income taxes and the amounts that would be expected using the U. S. federal statutory income tax rate of 35%, and (ii) the components of the comprehensive provision for income taxes.

	Years ended December 31,
	2010	2011	2012
	(In thousands)

Expected tax provision, at statutory rate	$7,231	$17,868	$11,257
U.S. state income taxes, net	1,372	3,298	1,036
Other, net	42	(328)	(350)

Provision for income taxes	$8,645	$20,838	$11,943

Provision for income taxes:
Currently payable:
U.S. federal	$1,984	$8,800	$5,002
U.S. state	108	1,562	896

Net currently payable	2,092	10,362	5,898
Deferred income taxes, net	6,553	10,476	6,045

Provision for income taxes	$8,645	$20,838	$11,943

Comprehensive provision for income taxes allocable to:
Net income	$8,645	$20,838	$11,943
Other comprehensive income (loss):
Pension plans	25,771	(49,721)	8,151
OPEB plans	(3,980)	(5,890)	(4,920)
Additional paid-in capital:
Retirement of treasury stock	—	456	—
Transactions with stockholders	—	106	—

	$30,436	$(34,211)	$15,174

F–18

The components of the net deferred tax asset/(liability) are summarized below.

	December 31,
	2011		2012
	Assets	Liabilities	Assets	Liabilities
	(In thousands)

Tax effect of temporary differences relating to:
Inventories	$4,587	$—	$5,859	$—
Property and equipment	—	(18,612)	—	(20,246)
Pension asset	—	(28,197)	—	(40,323)
Accrued pension cost	8,430	—	11,036	—
Accrued OPEB cost	20,445	—	21,454	—
Accrued employee benefits	5,604	—	5,825	—
Accrued insurance	1,389	—	1,066	—
Other accrued liabilities	555	—	226	—
Other deductible differences	210	—	236	—

Gross deferred tax assets / (liabilities)	41,220	(46,809)	45,702	(60,569)
Reclassification, principally netting by tax jurisdiction	(29,026)	29,026	(32,862)	32,862

Net deferred tax asset / (liability)	12,194	(17,783)	12,840	(27,707)
Less current deferred tax asset	(12,194)	—	(12,840)	—

Noncurrent deferred tax liability	$—	$(17,783)	$—	$(27,707)

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

Note 6 – Pensions and other postretirement benefits:

We sponsor several pension plans and OPEB plans for certain active employees and certain retirees. The benefits under our defined benefit plans are based upon years of service and employee compensation.

Employer Contributions and Plan Benefit Payments

Our funding policy is to contribute annually the minimum amount required under ERISA regulations plus additional amounts as we deem appropriate. We currently do not anticipate being required to fund any contributions to our defined benefit pension plans during 2013. Additionally, we are permitted, but not required, to create supplemental

F–19

benefits under one of our defined benefit pension plans in lieu of us paying the benefits granted by one of our OPEB plans. We have the ability to decide whether or not to exercise such right on a year-by-year basis. When we do so, our accumulated OPEB benefit obligation is reduced, and our accumulated defined benefit pension obligation is increased by the amount of OPEB benefits that will be paid via supplemental pension benefits as presented in the Funded Status section below.

Benefit payments to plan participants, which reflect expected future service, as appropriate, are expected to be the equivalent of:

	Pension Benefits	Other Benefits
	(In thousands)

2013(1)	$31,376	$1,194
2014	28,527	3,996
2015	28,572	3,933
2016	28,650	3,863
2017	28,568	3,789
Next 5 years	$142,233	$17,673

(1)

Pension benefits in 2013 include expected supplemental pension benefits of $2.9 million, created in lieu of the payments that would have been due under one of our OPEB plans, which are excluded from the other benefit payments.

F–20

Funded Status

The following tables provide the funded status of our plans and a reconciliation of the changes in our plans’ projected benefit obligations and fair value of assets for the years ended December 31, 2011 and 2012:

	Pension Benefits		Other Benefits
	2011	2012	2011	2012
	(In thousands)

Change in projected benefit obligations (“PBO”):
Balance at beginning of the year	$394,556	$453,723	$46,526	$51,690
Service cost	3,419	4,593	118	154
Interest cost	19,151	17,664	2,288	2,036
Actuarial losses	64,391	30,145	6,664	4,425
Benefits paid	(30,561)	(30,289)	(1,139)	(1,284)
OPEB benefits extinguished by increased pension benefits	2,767	2,787	(2,767)	(2,787)

Balance at end of the year	$453,723	$478,623	$51,690	$54,234

Change in plan assets:
Fair value at beginning of the year	$548,518	$503,778	$—	—
Actual return (loss) on plan assets	(14,179)	80,234	—	—
Employer contributions	—	—	1,139	1,284
Benefits paid	(30,561)	(30,289)	(1,139)	(1,284)

Fair value at end of the year	$503,778	$553,723	$—	$—

Funded status	$50,055	$75,100	$(51,690)	$(54,234)

Amounts recognized in the Consolidated Balance Sheets:
Pension asset	$71,719	$102,962	$—	$—
Noncurrent accrued pension costs	(21,664)	(27,862)	—	—
Accrued OPEB costs:
Current	—	—	(1,220)	(1,194)
Noncurrent	—	—	(50,470)	(53,040)

	$50,055	$75,100	$(51,690)	$(54,234)

Accumulated other comprehensive loss (income):
Prior service cost (credit)	7,664	6,432	(100,335)	(84,164)
Actuarial losses	306,835	287,091	83,741	80,258

	314,499	293,523	(16,594)	(3,906)

Total	$364,554	$368,623	$(68,284)	$(58,140)

Accumulated benefit obligations (“ABO”) of pension plans	$446,019	$468,258

Pension plan for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$117,532	$138,583
Accumulated benefit obligation	109,829	128,218
Fair value of plan assets	95,868	110,721

F–21

The amounts shown in the table above for unamortized actuarial gains and losses and prior service credits and costs at December 31, 2011 and 2012 have not been recognized as components of our periodic defined benefit cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2011 and 2012. We expect approximately $16.5 million and $1.2 million of the unamortized actuarial losses and prior service cost, respectively, will be recognized as components of our periodic defined benefit pension credit in 2013 and that $7.5 million and $16.2 million of the unamortized actuarial losses and prior service credits, respectively, will be recognized as components of our OPEB credit in 2013. The table below details the changes in other comprehensive income (loss) for the years ended December 31, 2010, 2011 and 2012.

	Pension Benefits			Other Benefits
	2010	2011	2012	2010	2011	2012
	(In thousands)

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss) arising during the year	$50,808	$(134,066)	$1,270	$(2,561)	$(6,664)	$(4,425)
Amortization of prior service cost (credit)	1,232	1,232	1,232	(16,170)	(16,170)	(16,170)
Amortization of net actuarial losses	15,389	7,306	18,472	8,317	7,965	7,905

Total	$67,429	$(125,528)	$20,974	$(10,413)	$(14,869)	$(12,690)

Net periodic defined benefit cost or credit

The components of our net periodic defined benefit cost or credits are presented in the table below. During 2010, 2011 and 2012, the amounts shown below for the amortization of actuarial gains and losses and prior service credits and costs, net of deferred income taxes, were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2009, 2010 and 2011, respectively.

	Pension Benefits			Other Benefits
	2010	2011	2012	2010	2011	2012
	(In thousands)

Service cost	$3,218	$3,419	$4,593	$106	$118	$154
Interest cost	20,161	19,151	17,664	2,489	2,288	2,036
Expected return on plan assets	(44,654)	(55,496)	(48,819)	—	—	—
Amortization of prior service cost (credit)	1,232	1,232	1,232	(16,170)	(16,170)	(16,170)
Amortization of net actuarial losses	15,389	7,306	18,472	8,317	7,965	7,905

Total benefit credit	$(4,654)	$(24,388)	$(6,858)	$(5,258)	$(5,799)	$(6,075)

F–22

Actuarial assumptions

A summary of our key actuarial assumptions used to determine the present value of benefit obligations as of December 31, 2011 and 2012 are shown in the following table:

	Pension Benefits		Other Benefits
	2011	2012	2011	2012

Discount rate	4.0%	3.5%	4.0%	3.4%
Rate of compensation increase	3.6%	3.6%	—	—

A summary of our key actuarial assumptions used to determine the net periodic pension and other retiree benefit credit or expense during 2010, 2011 and 2012 are shown in the following table:

	Pension Benefits			Other Benefits
	2010	2011	2012	2010	2011	2012

Discount rate	5.6%	5.1%	4.0%	5.5%	5.0%	4.0%
Expected return on plan assets	10.0%	10.0%	10.0%	—	—	—
Rate of compensation increase	3.6%	3.6%	3.6%	—	—	—

Variances from actuarially assumed rates will result in increases or decreases in pension assets, accumulated defined benefit obligations, net periodic defined benefit credits or expense and funding requirements in future periods.

At December 31, 2011 and 2012, substantially all of our defined benefit pension plans’ assets were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefit plans sponsored by Contran and certain of its affiliates. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons. Mr. Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT.

The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return. During the history of the CMRT from its inception in 1988 through December 31, 2012, the average annual rate of return has been 14%. For the years ended December 31, 2010, 2011 and 2012, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of the long-term

F–23

rate of return assumption, we primarily rely on the historical rates of return achieved by the CMRT, although we consider other factors as well including, among other things, the investment objectives of the CMRT’s managers and their expectation that such historical returns will in the future continue to be achieved over the long-term.

The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation. However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request. For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at anytime based on the most recent value and (ii) observable inputs from Level 1 or Level 2 were used to value approximately 83% of the assets of the CMRT at December 31, 2011 and 2012 as noted below. The aggregate fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT, and supplemental asset mix details of the CMRT as of December 31, 2011 and 2012, are as follows:

	December 31,
	2011	2012
	($ in millions)

CMRT asset value	$666.6	$731.0

CMRT fair value input:
Level 1	82%	82%
Level 2	1	1
Level 3	17	17

	100%	100%

CMRT asset mix:
Domestic equities, principally publically traded	75%	43%
International equities, publically traded	2	2
Fixed income securities, publically traded	14	11
Privately managed limited partnerships	8	8
Other, primarily cash	1	36

	100%	100%

The increase in the relative portion of the CMRT invested in cash and other assets at December 31, 2012 is the result of the CMRT’s December 2012 disposition of its shares of common stock in Titanium Metals Corporation, which generated aggregate proceeds to the CMRT of $254.7 million (or approximately 35% of the CMRT’s total asset value at December 31, 2012), and which funds were invested in a cash equivalent at the end of 2012. Subsequently in January 2013, the CMRT redeployed such proceeds into other investments.

F–24

Defined contribution pension plans

We also maintain several defined contribution pension plans. Expense related to these plans was $2.2 million in 2010, $2.5 million in 2011 and $2.8 million in 2012.

Note 7 – Commitments and contingencies

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us. At December 31, 2012, we have recorded an accrual of $.3 million related to probable and reasonably estimable environmental remediation costs. The upper end of the range of reasonably possible costs to us for sites where we have been named a defendant, exclusive of our accrual, is approximately $1.7 million. Our cost estimates have not been discounted to present value due to the uncertainty of the timing of the pay out. At each balance sheet date, we make an estimate of the amount of our accrued environmental costs that will be paid out over the subsequent twelve months, and we classify such amount as a current liability. We classify the remainder of the accrued environmental costs as noncurrent liabilities. See Note 8.

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

F–25

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

While we continue to dispute certain of the U.S. EPA’s underlying assertions about the alleged violations contained in the February 2009 NOV and the July 2011 NOV/FOV, we have already undertaken corrective actions to address others and have worked diligently to reach resolution of the matters. KSW met with EPA Region V and the DOJ during August 2011 and February 2012 to discuss both the February 2009 NOV and the July 2011 NOV/FOV. In April 2012, the DOJ informed us that while a formal complaint has been internally approved, it will not be filed if an acceptable settlement can be reached. To date, a formal complaint from the DOJ has not been issued. In May 2012, we volunteered to undertake a model ventilation study and install a continuous emissions monitoring system. In December 2012, KSW met with the EPA and DOJ to discuss the results of the model ventilation study and status of the continuous emissions monitoring system. In October 2012, KSW entered

F–26

into a tolling agreement with the DOJ. Under the terms of the agreement, the DOJ agreed to stay any action on this matter until March 15, 2013. In March 2013, KSW entered into a second tolling agreement with the DOJ which stays action on this matter until October 2013. KSW has not yet agreed to any additional response actions in connection with the February 2009 NOV or the July 2011 NOV. Therefore, we cannot estimate any potential costs to us to resolve these matters and we can make no assurance our efforts will be successful or that we can avoid any enforcement action or resulting fines from these alleged violations.

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

Lease commitments

We incurred lease expense of $2.2 million, $2.1 million and $2.0 million during 2010, 2011 and 2012, respectively. At December 31, 2012, we are obligated under certain operating leases through 2017. Future commitments under these leases are summarized below.

Lease commitment
(In thousands)

2013	$859
2014	684
2015	446
2016	150
2017	75

Total	$2,214

Product supply agreements

During November 2011, we entered into a ten-year product supply agreement with a gaseous oxygen and nitrogen vendor that constructed a plant at KSW’s Peoria, Illinois facility in 1996. The agreement includes an unconditional facility fee of approximately $1.4 million per year. Purchases pursuant to the agreement, including the facility fee, amounted to $3.3 million, $3.1 million and $3.0 million during 2010, 2011 and 2012, respectively.

F–27

We also have an agreement with a vendor that processes certain by-products of our electric arc furnace mini-mill under which we are required to pay a fixed minimum monthly fee aggregating $.9 million a year through 2016. Total payments pursuant to the agreement, including the fixed monthly fee, amounted to $2.2 million, $2.6 million and $3.0 million during 2010, 2011 and 2012, respectively.

Income taxes

We have agreed to a policy with Contran providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, we, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. Contran has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability in accordance with the tax allocation policy.

Concentration of credit risk

We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. Our segments are not dependent upon a single customer or a few customers, and the loss of any one, or a few, would not have a material adverse effect on our business. No single customer represented 10% or more of our consolidated sales during 2012.

Note 8 – Other accrued liabilities:

	December 31,
	2011	2012
	(In thousands)

Current:
Employee benefits	$16,549	$17,765
Self insurance	6,686	5,047
Environmental	240	165
Other	5,886	4,379

Total	$29,361	$27,356

Noncurrent:
Workers compensation payments	$1,243	$1,612
Environmental	165	140
Other	483	657

Total	$1,891	$2,409

F–28

Note 9 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31, 2011		December 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)

Accounts receivable, net	$58,976	$58,976	$46,852	$46,852
Accounts payable	14,334	14,334	8,424	8,424

Long-term debt:
Variable-rate debt	33,630	33,630	34,403	34,403
Fixed-rate debt	984	1,029	1,031	1,058

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. The fair value of our variable rate indebtedness is deemed to approximate book value and is a Level 2 input as defined by ASC Topic 820-10-35. The fair value of our fixed-rate indebtedness was based on the net present value of our remaining debt payments at an interest rate commensurate with our variable-rate debt which represents Level 3 inputs as defined in ASC Topic 820-10-35. Note that substantially all of the carrying value of our fixed-rate debt at December 31, 2011 and 2012 relates to a $1.1 million non-interest bearing note. Because it is non-interest bearing, we have calculated an imputed interest rate on the note and carry the note at a value discounted for such interest.

Note 10 – Stockholders’ Equity:

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

In May 2011, we filed a preliminary registration statement on Form S-1 with the SEC in connection with a proposed distribution of non-transferable subscription rights to our common stockholders. The proposed offering contemplated participation by Contran as a subscribing party to the fullest extent possible. The commencement of and Contran’s participation in the proposed offering was subject to, among other things, Contran and us reaching agreement on the terms of the proposed offering. Prior to reaching such agreement, Contran purchased additional shares of our common stock from a third-party stockholder in a private transaction. As a result of such

F–29

purchase, Contran indicated to us it no longer intended to subscribe for our shares in connection with the proposed offering. Thus, we cancelled the offering.

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

Accumulated other comprehensive income (loss). Accumulated other comprehensive income comprises changes in equity as presented in the table below. See Note 6 for amounts related to our defined benefit pension plans and OPEB plans.

	Years ended December 31,
	2010	2011	2012
	(In thousands)

Accumulated other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Balance at beginning of year	$(158,401)	$(116,745)	$(192,552)
Other comprehensive income (loss):
Net actuarial gain (loss) arising during year	31,388	(80,963)	922
Amortization of prior service cost	761	744	744
Amortization of net actuarial losses	9,507	4,412	11,155

Balance at end of year	$(116,745)	$(192,552)	$(179,731)

Defined benefit OPEB plans:
Balance at beginning of year	$25,871	$19,438	$10,459
Other comprehensive income (loss):
Net actuarial loss arising during year	(1,581)	(4,025)	(2,777)
Amortization of prior service credit	(9,990)	(9,765)	(9,766)
Amortization of net actuarial losses	5,138	4,811	4,773

Balance at end of year	$19,438	$10,459	$2,689

Total accumulated other comprehensive income (loss):
Balance at beginning of year	$(132,530)	$(97,307)	$(182,093)
Other comprehensive income (loss)	35,223	(84,786)	5,051

Balance at end of year	$(97,307)	$(182,093)	$(177,042)

Note 11 – Related party transactions:

We may be deemed to be controlled by Mr. Harold C. Simmons. See Note 1. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint

F–30

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

Under the terms of an intercorporate services agreement (the “ISA”) entered into between us and Contran, employees of Contran provide certain management, tax planning, legal, financial and administrative services on a fee basis. Such charges are based upon estimates of the time devoted by the employees of Contran to our affairs and the compensation of such persons. Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, legal, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. During 2010, 2011 and 2012 the ISA fees charged to us by Contran aggregated approximately $2.1 million, $2.1 million and $2.5 million, respectively. This agreement is renewed annually, and we expect to pay approximately $2.7 million under the ISA during 2013.

Tall Pines Insurance Company (“Tall Pines”) and EWI RE, Inc. (“EWI”) provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines is an indirect subsidiary of Valhi, Inc., a majority-owned subsidiary of Contran. EWI is a wholly-owned subsidiary of NL Industries, Inc., a publically-held company which is majority owned by Valhi, Inc. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies they provide or broker. We paid Tall Pines and EWI $3.7 million in 2010, $4.2 million in 2011 and $5.4 million in 2012 for insurance, reinsurance premiums paid to third parties and commissions. Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A-(Excellent) for substantially all of the risks it underwrites. We expect these relationships with Tall Pines and EWI will continue in 2013.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of our insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could

F–31

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

Prior to 2010, we formed Alter Recycling Company, LLC (“ARC”), a joint venture with Alter Trading Corporation (“ATC”), to operate a ferrous scrap recycling operation at KSW. We also have a scrap supply agreement with ATC and we source the majority of our ferrous scrap supply under this agreement. During 2010, 2011 and 2012, we purchased approximately $205.9 million, $285.2 million and $263.1 million respectively, of ferrous scrap from ATC and approximately $.5 million, $.8 million and $.9 million, respectively, of ferrous scrap from ARC. As of December 31, 2012, our payable to ATC approximated $.1 million.

Note 12 – Quarterly financial data (unaudited):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)

Year ended December 31, 2011:
Net sales	$134,163	$155,955	$140,973	$132,894
Gross profit	13,429	16,220	11,273	3,048

Net income	$7,963	$9,719	$6,916	$5,613

Basic and diluted net income per share	$0.66	$0.80	$0.57	$0.46

Year ended December 31, 2012:
Net sales	$153,293	$152,747	$133,072	$108,545
Gross profit	16,073	16,570	10,092	2,143

Net income	$7,265	$7,321	$4,981	$657

Basic and diluted net income per share	$0.60	$0.60	$0.41	$0.05

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

Note 13 – Recent accounting pronouncements:

In September 2011 the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of

F–32

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

In February 2013 the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change current financial reporting requirements, instead an entity is required to cross-reference to other required disclosures that provide additional detail about amounts reclassified out of accumulated other comprehensive income. In addition, ASU 2013-02 requires an entity to present significant amounts reclassified out of accumulated other comprehensive income by line item of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. Adoption of this standard is required for periods beginning after December 15, 2013; however, as permitted by the standard, we have elected to adopt ASU 2013-02 beginning with this report, see Note 10. The adoption of ASU 2013-02, did not have a material effect on our Consolidated Financial Statements.

F–33