Form 10-Q
period 2013-03-31
KEYSTONE CONSOLIDATED INDUSTRIES INC
filed 2013-05-14
CIK 55604

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

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

Number of shares of common stock outstanding on May 14, 2013: 12,101,932

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2012	March 31, 2013
		(unaudited)
ASSETS
Current assets:
Accounts receivable, net	$46,852	$66,805
Inventories	100,449	101,827
Deferred income taxes	12,840	12,840
Income taxes receivable from Contran	670	—
Income taxes receivable from tax authorities	58	24
Prepaid expenses and other	1,911	1,327

Total current assets	162,780	182,823

Property, plant and equipment:
Land	1,468	1,411
Buildings and improvements	62,548	61,705
Machinery and equipment	324,623	325,904
Construction in progress	3,073	3,557

	391,712	392,577
Less accumulated depreciation	298,000	299,790

Net property, plant and equipment	93,712	92,787

Other assets:
Pension asset	102,962	111,210
Other, net	1,375	1,348

Total other assets	104,337	112,558

Total assets	$360,829	$388,168

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2012	March 31, 2013
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$34,403	$47,214
Accounts payable	8,424	13,186
Accrued OPEB cost	1,194	1,194
Income taxes payable to Contran	—	1,104
Other accrued liabilities	27,356	23,492

Total current liabilities	71,377	86,190

Noncurrent liabilities:
Long-term debt	1,031	1,044
Accrued pension cost	27,862	27,973
Accrued OPEB cost	53,040	53,218
Deferred income taxes	27,707	31,691
Other	2,409	2,615

Total noncurrent liabilities	112,049	116,541

Stockholders’ equity:
Common stock	121	121
Additional paid-in capital	99,024	99,024
Accumulated other comprehensive loss	(177,042)	(175,675)
Retained earnings	255,300	261,967

Total stockholders’ equity	177,403	185,437

Total liabilities and stockholders’ equity	$360,829	$388,168

Commitments and contingencies (Note 5)

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended March 31,
	2012	2013
	(unaudited)
Net sales	$153,293	$142,774
Cost of goods sold	(137,220)	(130,213)

Gross margin	16,073	12,561

Other operating income (expense):
Selling expense	(2,086)	(2,135)
General and administrative expense	(5,137)	(4,634)
Defined benefit pension credit	1,899	3,696
Other postretirement benefit credit	1,577	1,674

Total other operating expense	(3,747)	(1,399)

Operating income	12,326	11,162

Nonoperating income (expense):
Interest expense	(360)	(345)
Other income (expense), net	(277)	75

Total nonoperating expense	(637)	(270)

Income before income taxes	11,689	10,892
Provision for income taxes	(4,424)	(4,225)

Net income	$7,265	$6,667

Basic and diluted income per share	$0.60	$0.55

Basic and diluted weighted average shares outstanding	12,102	12,102

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended March 31,
	2012	2013
	(unaudited)
Net income	$7,265	$6,667

Other comprehensive income (loss), net of tax:
Defined benefit pension plans	2,868	2,681
Other postretirement benefit plans	(1,283)	(1,314)

Total other comprehensive income, net	1,585	1,367

Comprehensive income	$8,850	$8,034

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2012	2013
	(unaudited)
Cash flows from operating activities:
Net income	$7,265	$6,667
Depreciation and amortization	2,875	2,899
Deferred income taxes	2,162	3,088
Defined benefit pension credit	(1,899)	(3,696)
OPEB credit	(1,577)	(1,674)
OPEB payments	(324)	(325)
Other, net	382	514
Change in assets and liabilities:
Accounts receivable	(14,279)	(20,287)
Inventories	(9,930)	(1,495)
Accounts payable and accrued liabilities	(815)	1,104
Income taxes payable to or receivable from Contran	(1,508)	1,774
Income taxes receivable from tax authorities	(118)	34
Other, net	555	594

Net cash used in operating activities	(17,211)	(10,803)

Cash flows from investing activities:
Capital expenditures	(2,307)	(2,559)
Other, net	28	432

Net cash used in investing activities	(2,279)	(2,127)

Cash flows from financing activities:
Revolving credit facility, net	18,850	12,811
Other, net	640	119

Net cash provided by financing activities	19,490	12,930

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

Supplemental disclosures:
Interest paid, net of amount capitalized	$329	$311
Income taxes paid (refunded), net	3,887	(670)

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2013

(In thousands)

	Common	Additional paid-in	Accumulated other comprehensive income (loss)		Retained
	stock	capital	Pensions	OPEB	Earnings	Total
Balance – December 31, 2012	$121	$99,024	$(179,731)	$2,689	$255,300	$177,403
Net income	—	—	—	—	6,667	6,667
Other comprehensive income (loss), net	—	—	2,681	(1,314)	—	1,367

Balance – March 31, 2013	$121	$99,024	$(177,050)	$1,375	$261,967	$185,437

See accompanying Notes to Condensed Consolidated Financial Statements.

KEYSTONE CONSOLIDATED INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Note 1 – Organization and basis of presentation:

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 that we filed with the Securities and Exchange Commission (“SEC”) on March 14, 2013 (the “2012 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. As compared to the 2012 Annual Report, we have omitted certain information and footnote disclosures from this Quarterly Report that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2013 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2012 Consolidated Financial Statements contained in the 2012 Annual Report.

At March 31, 2013, Contran Corporation (“Contran”) owned 88% of our outstanding common stock. During April 2013, Contran purchased additional shares of our common stock, increasing Contran’s ownership to 90.4% at April 30, 2013. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran and us.

On May 10, 2013, Contran announced that it intends to take action under Section 253 of the Delaware General Corporation Law (“DGCL”) and complete a short-form merger of us with KYCN Acquisition Corporation, a wholly-owned subsidiary of Contran (“Merger Sub”), newly formed by Contran for the sole purpose of completing such merger. Following the merger, we, as the survivor, would become a wholly-owned subsidiary of Contran, we would no longer be required to file annual, quarterly or other reports with the SEC, and our shares of common stock would be deregistered under the Securities Exchange Act of 1934, as amended. As Contran currently owns 90.4% of our outstanding common stock, Contran has more than the 90% threshold required to take such action under the DGCL. Under DGCL, no action is required by our board of directors or our stockholders other than Contran and Merger Sub for the merger to become effective, and our board of directors has not acted to approve or disapprove the merger, nor will our stockholders other than Contran and Merger Sub be asked to approve or disapprove the merger or furnish a proxy in connection with the merger. As a result of the merger, each share of our common stock not owned by Contran or Merger Sub will automatically be converted into the right to receive $9.00 per share in cash, without interest, at the effective date of the merger, which Contran intends to complete on June 10, 2013, or as soon as practical thereafter. Our stockholders other than Contran and Merger Sub will be paid for their shares of our common stock held as of the effective date of the merger promptly after the effective date of the merger and their completion of necessary applicable documentation. Contran indicated that instructions for surrendering stock certificates will be set forth in a Notice of Merger and Appraisal Rights and a Letter of Transmittal, which Contran will mail to our stockholders of record as of the effective date of the merger within ten calendar days following the effective date of the merger.

Subject to compliance with the applicable provisions of the DGCL, our stockholders other than Contran and Merger Sub will have a statutory right to demand payment of the fair value of their shares of our common stock as determined in a judicial appraisal proceeding in accordance with Section 262 of the DGCL, plus interest, if any, from the effective date of the merger. This value may be equal to, more than or less than the $9.00 per share consideration offered in the merger. Instructions regarding the procedures to seek such appraisal rights will be contained in the Notice of Merger and Appraisal Rights.

Certain information regarding the merger, including the specific terms of the merger and how the merger affects our stockholders other than Contran and Merger Sub, is contained in a Schedule 13E-3, filed by Contran with the SEC. Contran will mail a copy of such Schedule 13E-3 to our stockholders at least 20 days prior to the effective date of the merger. Our stockholders other than Contran and Merger Sub should carefully review the entire Schedule 13E-3.

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

	Three months ended March 31,
	2012	2013
	(In thousands)
Net sales:
KSW	$152,991	$140,620
EWP	12,749	11,625
Calumet	7,442	7,107
Elimination of intersegment sales	(19,889)	(16,578)

Total net sales	$153,293	$142,774

Operating income (loss):
KSW	$10,537	$7,487
EWP	446	408
Calumet	(185)	(776)
Pension credit	1,899	3,696
OPEB credit	1,577	1,674
Other (1)	(1,948)	(1,327)

Total operating income	12,326	11,162
Non operating income (expense):
Interest expense	(360)	(345)
Other income (expense), net	(277)	75

Income before income taxes	$11,689	$10,892

(1)	Other items primarily consist of the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Calumet’s operating loss before pension and OPEB for the first quarter of 2013 was higher than the prior year first quarter primarily due to a much lower margin of selling prices over billet costs resulting from competitive pressures. As a result of this price competitiveness, Calumet determined it may not be able to recover the cost of certain inventory items in future selling prices and recognized a $117,000 lower of cost or market charge to reduce the inventory to its net realizable value. This charge is included in cost of goods sold.

Note 3 – Inventories, net:

	December 31,	March 31,
	2012	2013
	(In thousands)
Raw materials	$5,375	$6,102
Billet	7,180	7,553
Wire rod	19,577	21,902
Work in process	6,523	6,163
Finished products	30,912	29,361
Supplies	30,882	30,746

Total	$100,449	$101,827

Note 4 – Debt:

	December 31,	March 31,
	2012	2013
	(In thousands)
Wells Fargo revolving credit facility	$34,403	$47,214
Other	1,031	1,044

Total debt	35,434	48,258
Less current maturities	34,403	47,214

Total long-term debt	$1,031	$1,044

The weighted average interest rate on the revolving credit facility was 3.0% at March 31, 2013 and the weighted average interest rate for the three months ended March 31, 2013 was 2.9%.

Note 5 – Environmental matters and other commitments and contingencies:

We have been named as a defendant for certain environmental sites pursuant to governmental laws and private actions, including facilities currently or previously owned, operated or used by us. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Additionally, KSW’s facilities are subject to regulatory oversight and enforcement activities. These activities may identify compliance violations which may result in penalties. Certain of these proceedings involve claims for substantial amounts.

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named a defendant by analyzing and estimating the range of reasonably possible costs to us. At March 31, 2013, we have recorded an accrual of $.3 million related to probable and reasonably estimable environmental remediation costs. The upper end of the range of reasonably possible costs to us for sites where we have been named a defendant, exclusive of our accrual, is approximately $1.7 million. Our cost estimates have not been discounted to present value due to the uncertainty of the timing of the pay out. At each balance sheet date, we make an estimate of the amount of our accrued environmental costs that will be paid out over the subsequent twelve months, and we classify such amount as a current liability. We classify the remainder of the accrued environmental costs as noncurrent liabilities. See Note 6.

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

Prior to one of our subsidiaries’ 1996 acquisition of DeSoto, Inc. (“DeSoto”), DeSoto was notified by the Texas Natural Resource Conservation Commission (now called the Texas Commission on Environmental Quality or “TCEQ”) that there were certain deficiencies in prior reports to the TCEQ relative to one of DeSoto’s non-operating facilities located in Gainesville, Texas. During 1999, that subsidiary entered into the TCEQ’s Voluntary Cleanup Program as it relates to that facility. We are currently pursuing a Municipal Setting Designation (“MSD”) for this site which would eliminate the need for long-term groundwater remediation and monitoring. We estimate the cost of future remediation under an MSD at approximately $27,000. If we are not successful in obtaining an MSD, remediation activities at this site would likely continue for another two to three years and could cost as much as $1.7 million.

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

While we continue to dispute certain of the U.S. EPA’s underlying assertions about the alleged violations contained in the February 2009 NOV and the July 2011 NOV/FOV, we have already undertaken corrective actions to address others and have worked diligently to reach resolution of the matters. KSW met with EPA Region V and the DOJ during August 2011 and February 2012 to discuss both the February 2009 NOV and the July 2011 NOV/FOV. In April 2012, the DOJ informed us that while a formal complaint has been internally approved, it will not be filed if an acceptable settlement can be reached. To date, no formal complaint from the DOJ has been issued. In May 2012, we volunteered to undertake a model ventilation study and install a continuous emissions monitoring system (“CEMS”). In October 2012, KSW and the DOJ entered into a tolling agreement pursuant to which, as amended, the DOJ has agreed to stay any action on these matters until October 2013. In December

2012, KSW met with the EPA and DOJ to discuss the results of the model ventilation study and status of the CEMS and all parties agreed we should conduct two heat release projects as a result of the model ventilation study and proceed with the CEMS plan. KSW is keeping the EPA and DOJ updated on the status of the CEMS and the heat release projects, which are ongoing.

KSW has not yet agreed to any additional response actions in connection with the February 2009 NOV or the July 2011 NOV. Therefore, we cannot estimate any potential costs to us to resolve these matters and we can make no assurance our efforts will be successful or that we can avoid any enforcement action or resulting fines from these alleged violations.

In April 2013, we received notice from the Wisconsin Department of Natural Resources requiring the initiation of a site investigation for the potential release of volatile organic compounds and polycyclic aromatic hydrocarbons at our property in Wisconsin. We are in the process of retaining environmental consultants to begin the site investigation. The investigation is in the early stages, and we are unable to determine the extent of contamination, if any, at the site and therefore are not able to estimate any potential cost to us for this matter.

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

Note 6 – Other accrued liabilities:

	December 31,	March 31,
	2012	2013
	(In thousands)
Current:
Employee benefits	$17,765	$13,258
Self insurance	5,047	4,346
Environmental	165	162
Other	4,379	5,726

Total	$27,356	$23,492

Noncurrent:
Workers compensation payments	$1,612	$1,712
Environmental	140	125
Other	657	778

Total	$2,409	$2,615

Note 7 – Employee benefit plans:

The components of our net periodic defined benefit pension credit for the first quarter of 2012 and 2013 are presented in the table below.

	Three months ended March 31,
	2012	2013
	(In thousands)
Service cost	$1,168	$1,292
Interest cost	4,385	4,022
Expected return on plan assets	(12,202)	(13,451)
Amortization of accumulated other comprehensive income:
Prior service cost	308	308
Actuarial losses	4,442	4,133

Total pension credit	$(1,899)	$(3,696)

The components of our net periodic credit related to OPEB for the first quarter of 2012 and 2013 are presented in the table below.

	Three months ended March 31,
	2012	2013
	(In thousands)
Service cost	$40	$46
Interest cost	507	459
Amortization of accumulated other comprehensive income:
Prior service credit	(4,043)	(4,043)
Actuarial losses	1,919	1,864

Total OPEB credit	$(1,577)	$(1,674)

Note 8 – Income taxes:

	Three months ended
	March 31,
	2012	2013
	(In thousands)
Expected income tax expense, at statutory rate	$4,092	$3,811
U.S. state income tax expense, net	507	497
Other, net	(175)	(83)

Income tax expense	$4,424	$4,225

Comprehensive provision for income taxes allocable to:
Net income	$4,424	$4,225
Other comprehensive income (loss):
Pension plans	1,882	1,760
OPEB plans	(841)	(865)

	$5,465	$5,120

Note 9 – Accumulated other comprehensive income (loss):

Accumulated other comprehensive income (loss) comprises changes in equity as presented in the table below. See Note 7 for amounts related to our defined benefit pension plans and OPEB plans.

	Three months ended
	March 31,
	2012	2013
	(In thousands)
Accumulated other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Balance at beginning of year	$(192,552)	$(179,731)
Other comprehensive income:
Amortization of prior service cost	186	186
Amortization of net actuarial losses	2,682	2,495

Balance at March 31	$(189,684)	$(177,050)

Defined benefit OPEB plans:
Balance at beginning of year	$10,459	$2,689
Other comprehensive income (loss):
Amortization of prior service credit	(2,442)	(2,442)
Amortization of net actuarial losses	1,159	1,128

Balance at March 31	$9,176	$1,375

Total accumulated other comprehensive income (loss):
Balance at beginning of year	$(182,093)	$(177,042)
Other comprehensive income	1,585	1,367

Balance at March 31	$(180,508)	$(175,675)

Note 10 – Financial instruments:

The following table presents the carrying value and estimated fair value of our financial instruments:

	December 31, 2012		March 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Accounts receivable, net	$46,852	$46,852	$66,805	$66,805
Accounts payable	8,424	8,424	13,186	13,186
Debt:
Variable-rate debt	34,403	34,403	47,214	47,214
Fixed-rate debt	1,031	1,058	1,044	1,066

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. The fair value of our variable rate indebtedness is deemed to approximate book value and is a Level 2 input as defined by ASC Topic 820-10-35. The fair value of our fixed-rate indebtedness was based on the net present value of our remaining debt payments at an interest rate commensurate with our variable-rate debt which represents Level 3 inputs as defined in ASC Topic 820-10-35. Note that substantially all of the carrying value of our fixed-rate debt at December 31, 2012 and March 31, 2013 relates to a $1.1 million non-interest bearing note. Because it is non-interest bearing, we have calculated an imputed interest rate on the note and carry the note at a value discounted for such interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking and are not statements of fact. Some statements found in this report including, but not limited to, statements found in Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the Securities and Exchange Commission including, but not limited to, the following:

•	Future supply and demand for our products (including cyclicality thereof),

•	Customer inventory levels,

•	Changes in raw material and other operating costs (such as ferrous scrap and energy),

•	Availability of raw materials,

•	The possibility of labor disruptions,

•	General global economic and political conditions,

•	Competitive products (including low-priced imports) and substitute products,

•	Customer and competitor strategies,

•	The impact of pricing and production decisions,

•	Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),

•	Government regulations and possible changes thereof,

•	Significant increases in the cost of providing medical coverage to employees,

•	The ultimate resolution of pending litigation and U.S. EPA investigations,

•	International trade policies of the United States and certain foreign countries,

•	Operating interruptions (including, but not limited to, labor disputes, fires, explosions, unscheduled or unplanned downtime, supply disruptions and transportation interruptions),

•	Our ability to renew or refinance credit facilities,

•	The ability of our customers to obtain adequate credit,

•	Any possible future litigation, and

•	Other risks and uncertainties as discussed in this Quarterly Report and the 2012 Annual Report, including, without limitation, the section referenced above.

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

Recent Developments

Heading into the second quarter of 2013, customer demand for fabricated wire products and industrial wire remains strong, while customer demand for wire rod remains weak due to customers’ anticipation of lower ferrous scrap market prices in the future and the influence of lower-priced imports.

Generally, we implement selling price changes as ferrous scrap market prices fluctuate. Although we are currently experiencing pricing pressure from competitors on certain products, we believe we will be able to maintain overall positive margins on our products throughout the remainder of 2013.

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

	Three months ended March 31,
	2012	2013
	(In thousands)
Operating income as reported	$12,326	$11,162
Defined benefit pension credit	(1,899)	(3,696)
OPEB credit	(1,577)	(1,674)

Operating income before pension and OPEB	$8,850	$5,792

Operating income before pension and OPEB for the first quarter of 2013 was lower than the first quarter of 2012 primarily due to the net effects of the following factors:

•	decreased shipment volumes of wire rod due to weakened demand,

•	increased shipment volumes of fabricated wire products due to strong demand and market share gained during 2012,

•	lower margin on wire rod, industrial wire and bar due to competitive pressures and resulting lower average selling prices and customers’ postponing purchases in anticipation of lower ferrous scrap market prices in the immediate future,

•	better margin on fabricated wire products and mesh primarily due to a favorable change in product mix,

•	production inefficiencies due to certain unplanned repairs to our steel mill production equipment as well as lower wire rod production and frequent wire rod production changes as a result of low demand, and

•	increased costs associated with continued efforts to optimize production operations at Calumet.

Our consolidated sales volume and average per-ton selling prices for the first quarter of 2012 and 2013 are as follows:

	Three months ended March 31,
	2012	2013
Sales volume(000 tons):
Wire rod	100	96
Fabricated wire products	29	31
Industrial wire	17	17
Wire mesh	12	11
Bar	6	7
Coiled rebar	(1)	2

Total	164	164

(1) Less than 1,000 tons.

Average per-ton selling prices:
Wire rod	$745	$677
Fabricated wire products	1,336	1,299
Industrial wire	1,032	957
Wire mesh	1,047	1,023
Bar	1,068	943
Coiled rebar	793	701
All products	914	860

Segment Operating Results:

Our operating segments are organized by our manufacturing facilities and include three reportable segments:

•	Keystone Steel & Wire (“KSW”), located in Peoria, Illinois, operates an electric arc furnace mini-mill, rod mill, industrial wire mill and wire product fabrication facilities and manufactures and sells wire rod, coiled rebar, industrial wire, fabricated wire and other products to agricultural, industrial, construction, commercial, original equipment manufacturers and retail consumer markets;

•	Engineered Wire Products, Inc. (“EWP”), located in Upper Sandusky, Ohio, primarily manufactures and sells wire mesh in both roll and sheet form that is utilized as reinforcement in concrete construction products including pipe, pre-cast boxes and applications for use in roadways, buildings and bridges; and

•	Keystone-Calumet, Inc. (“Calumet”), located in Chicago Heights, Illinois, manufactures and sells merchant and special bar quality products and special sections in carbon and alloy steel grades for use in agricultural, cold drawn, construction, industrial chain, service centers and transportation applications as well as in the production of a wide variety of products by original equipment manufacturers.

Our consolidated net sales, cost of goods sold, operating costs and operating performance before pension and OPEB credit by segment are set forth in the following table:

	KSW	EWP	Calumet	Other(1)	Total
	(In thousands)
Three months ended March 31, 2012
Net sales	$152,991	$12,749	$7,442	$(19,889)	$153,293
Cost of goods sold	(137,118)	(11,689)	(7,386)	18,973	(137,220)

Gross margin	15,873	1,060	56	(916)	16,073
Selling and administrative expense	(5,336)	(614)	(241)	(1,032)	(7,223)

Operating income (loss) before pension/OPEB	$10,537	$446	$(185)	$(1,948)	$8,850

Three months ended March 31, 2013
Net sales	$140,620	$11,625	$7,107	$(16,578)	$142,774
Cost of goods sold	(128,329)	(10,495)	(7,723)	16,334	(130,213)

Gross margin (loss)	12,291	1,130	(616)	(244)	12,561
Selling and administrative expense	(4,804)	(722)	(160)	(1,083)	(6,769)

Operating income (loss) before pension/OPEB	$7,487	$408	$(776)	$(1,327)	$5,792

(1)	Other items primarily consist of the elimination of intercompany sales, the elimination of intercompany profit or loss on ending inventory balances and general corporate expenses.

Keystone Steel & Wire

	Three months ended March 31,
	2012	% of sales	2013	% of sales
	($ in thousands)
Net sales	$152,991	100.0%	$140,620	100.0%
Cost of goods sold	(137,118)	(89.6)	(128,329)	(91.3)

Gross margin	15,873	10.4	12,291	8.7
Selling and administrative expense	(5,336)	(3.5)	(4,804)	(3.4)

Operating income before pension/OPEB	$10,537	6.9%	$7,487	5.3%

The primary drivers of KSW’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended March 31,
	2012	2013
Sales volume(000 tons):
Wire rod	122	112
Fabricated wire products	29	31
Industrial wire	16	16
Billet	11	13
Coiled rebar	(1)	2

Total sales	178	174

(1) Less than 1,000 tons.

Average per-ton selling prices:
Wire rod	$743	$676
Fabricated wire products	1,336	1,299
Industrial wire	1,037	961
Billet	532	506
Coiled rebar	793	701
All products	855	803
Average per-ton ferrous scrap cost of goods sold	$382	$332
Average electricity cost per kilowatt hour	$0.03	$0.04
Kilowatt hours consumed (000 hours)	143,251	137,376
Average natural gas cost per therm	$0.39	$0.40
Natural gas therms consumed (000 therms)	5,608	5,883

KSW’s operating income before pension and OPEB for the first quarter of 2013 was lower than the first quarter of 2012 primarily due to the net effects of the following factors:

•	decreased shipment volumes of wire rod due to weakened demand,

•	increased shipment volumes of fabricated wire products due to strong demand and market share gained during 2012,

•	lower margin on wire rod, industrial wire and coiled rebar due to competitive pressures and resulting lower average selling prices and customers’ postponing purchases in anticipation of lower ferrous scrap market prices in the immediate future,

•	better margin on fabricated wire products primarily due to a favorable change in product mix, and

•	production inefficiencies due to certain unplanned repairs to KSW’s steel mill production equipment as well as lower wire rod production and frequent wire rod production changes as a result of low demand.

Engineered Wire Products, Inc.

	Three months ended March 31,
	2012	% of sales	2013	% of sales
	($ in thousands)
Net sales	$12,749	100.0%	$11,625	100.0%
Cost of goods sold	(11,689)	(91.7)	(10,495)	(90.3)

Gross margin	1,060	8.3	1,130	9.7
Selling and administrative expense	(614)	(4.8)	(722)	(6.2)

Operating income before pension/OPEB	$446	3.5%	$408	3.5%

The primary drivers of EWP’s sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended March 31,
	2012	2013
Sales volume (000 tons):
Wire mesh	12	11
Industrial wire	1	1

Total	13	12

Average per-ton selling prices:
Wire mesh	$1,047	$1,023
Industrial wire	903	858
All products	1,039	1,012
Average per-ton wire rod cost of goods sold	$737	$673

EWP’s operating income before pension/OPEB for the first quarter of 2013 approximated the prior year first quarter as a higher margin of selling prices over wire rod costs was offset by a temporary increase in sales personnel. During the first quarter of 2013, EWP achieved a higher margin of selling prices over wire rod costs and had a more favorable product mix due to increased sales of higher-priced pipe and precast rolls.

Keystone – Calumet, Inc.

	Three months ended March 31,
	2012	% of sales	2013	% of sales
	($ in thousands)
Net sales	$7,442	100.0%	$7,107	100.0%
Cost of goods sold	(7,386)	(99.2)	(7,723)	(108.7)

Gross margin (loss)	56	0.8	(616)	(8.7)
Selling and administrative expense	(241)	(3.2)	(160)	(2.2)

Operating loss before pension/OPEB	$(185)	(2.4)%	$(776)	(10.9)%

The primary drivers of sales, cost of goods sold and the resulting gross margin are as follows:

	Three months ended March 31,
	2012	2013
Sales volume(000 tons) - Bar	6	7
Average per-ton selling prices—Bar	$1,068	$943
Average per-ton billet cost of goods sold	$595	$534

Calumet’s operating loss before pension and OPEB for the first quarter of 2013 was higher than the prior year first quarter primarily due to a much lower margin of selling prices over billet costs resulting from competitive pressures. As a result of this price competitiveness, Calumet determined it may not be able to recover the cost of certain inventory items in future selling prices and recognized a $117,000 lower of cost or market charge to reduce the inventory to its net realizable value. This charge is included in cost of goods sold.

Throughout the first quarter of 2012, Calumet experienced significant production delays associated with equipment malfunctions including continued performance problems related to new equipment installed during 2011. During the second quarter of 2012, Calumet contracted with an engineering firm to develop and implement specific production designs to remedy Calumet’s recurring production issues. Throughout the first quarter of 2013, in connection with the implementation of the new production designs, Calumet incurred additional costs for the related equipment as well as incurred production interruptions. During the fourth quarter of 2012, Calumet began experiencing improved productivity and continued to do so throughout the first quarter of 2013. As Calumet gains experience with these improved designs, we believe the mill will operate more efficiently, thereby allowing more consistent on-time delivery of customer orders as well as reduction of future conversion costs.

Pension Credit

Primarily due to a $50 million increase in our pension plans’ assets during 2012, we currently expect to record a defined benefit pension credit of $14.8 million during 2013 as compared to the $6.9 million defined benefit pension credit we recorded during 2012. Accordingly, we recorded a defined benefit pension credit of $3.7 million during the first quarter of 2013 as compared to the $1.9 million credit recorded during the first quarter of 2012.

Income Tax Expense

A tabular reconciliation of the difference between the U.S. Federal statutory income tax rate and our effective income tax rates is included in Note 8 to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

Operating Activities

During the first quarter of 2013, net cash used in operations totaled $10.8 million as compared to net cash used in operations of $17.2 million during the first quarter of 2012. The $6.4 million decrease in cash used for operating activities was primarily due to the net effects of:

•	lower operating income before pension and OPEB in 2013 of $3.1 million,

•

more cash used as a result of relative changes in our accounts receivable in 2013 of $6.0 million as we collected less accounts receivable during the first quarter of 2013 than during the first quarter of 2012 resulting from a lower accounts receivable balance at the end of 2012 than at the end of 2011 and lower sales during 2013,

•

less net cash used as a result of relative changes in our inventory in 2013 of $8.4 million as we built more inventories for the 2013 spring season during the fourth quarter of 2012 as compared to the fourth quarter of 2011, strong demand at the end of 2011 resulted in building inventories for the 2012 spring season during the first quarter of 2012,

•

more cash provided by relative changes in our accounts payable and accrued liabilities in 2013 of $1.9 million as we paid less operating costs during the first quarter of 2013 as a result of decreased production schedules at the end of 2012 as compared to the end of 2011, and

•	taxes refunded during the first quarter of 2013 of $.7 million as compared to taxes paid during the first quarter of 2012 of $3.9 million.

Investing Activities

Expenditures on capital projects during the first quarter of 2013 primarily related to purchases of machinery and equipment, environmental projects and upgrades of production equipment at KSW and amounted to $2.6 million as compared to $2.3 million of capital expenditures during the first quarter of 2012.

Financing Activities

We increased borrowings on our revolving credit facility during the first quarter of 2013 by $12.8 million as compared to increasing borrowings by $18.9 million during the first quarter of 2012. The decreased borrowings during 2013 were primarily due to the decreased usage of cash in operations as discussed above.

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

Pension and Other Postretirement Obligations

We currently do not expect to be required to make contributions to our defined benefit pension plans during 2013. As allowed under certain of our amended benefit plans, we exercised our right to create supplemental pension benefits in lieu of certain 2013 benefit payments due under one of our OPEB plans. As such, we anticipate contributing an aggregate of only $1.2 million to our OPEB plans during 2013. We have the ability to decide whether or not to exercise such rights on a year-by-year basis. If we had not exercised such rights for 2013, our expected OPEB contributions would be approximately $2.9 million higher. Future variances from assumed actuarial rates, including the rate of return on plan assets, may result in increases or decreases to pension and OPEB funding requirements in future periods.

Off-balance Sheet Financing Arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2012 Annual Report.

Working Capital and Borrowing Availability

	December 31,	March 31,
	2012	2013
	(In thousands)
Working capital	$91,403	$96,633
Outstanding balance under revolving credit facility	34,403	47,214
Additional borrowing availability	30,173	19,796

The revolving credit facility requires us to use our daily cash receipts to reduce outstanding borrowings, which results in us maintaining zero cash balances when there are balances outstanding under this credit facility.

The amount of available borrowings under our revolving credit facility is based on formula-determined amounts of trade receivables and inventories, less the amount of outstanding letters of credit ($4.6 million at March 31, 2013). Our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio, defined in the agreement as earnings before interest, taxes, depreciation, amortization, restructuring costs, pension and OPEB expense or credits, less OPEB payments, divided by the sum of interest expense, tax payments, principal payments on certain debt and certain capital expenditures, of 1.0 if excess availability falls below $10.0 million. At March 31, 2013 our fixed charge coverage ratio was 1.3 and as disclosed above excess availability was $19.8 million. Current forecasts indicate we will maintain excess availability of at least $10.0 million and a fixed charge coverage ratio of at least 1.0 throughout 2013.

Based upon our current expectations, we expect to have sufficient liquidity to meet our known future short-term and long-term obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements affecting our Condensed Consolidated Financial Statements for the period ended March 31, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, refer to Part I, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Annual Report. There have been no changes in our critical accounting policies during the first quarter of 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the 2012 Annual Report for a discussion of the market risks associated with changes in interest rates that affect us. There have been no material changes in such market risks during the first quarter of 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of David L. Cheek, our Chief Executive Officer, and Bert E. Downing, Jr., our Vice President, Chief Financial Officer, Corporate Controller and Treasurer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2013. Based upon their evaluation, these executive officers have concluded our disclosure controls and procedures were effective as of March 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Reference is made to disclosure provided under the caption “Other current litigation” in Note 5 to our Condensed Consolidated Financial Statements.

ITEM 1A. Risk Factors.

Reference is made to our 2012 Annual Report for a discussion of risk factors related to our businesses. There have been no material changes in such risk factors during the first quarter of 2013.

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

Keystone Consolidated Industries, Inc. (Registrant)

Date: May 14, 2013	By	/s/ Bert E. Downing, Jr.
Bert E. Downing, Jr. Vice President, Chief Financial Officer, Corporate Controller and Treasurer